Form 10-K
period 2016-12-31
Discover Financial Services
filed 2017-02-23
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $21,650,557,104.

As of February 17, 2017, there were 385,534,055 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 11, 2017 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended December 31, 2016

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover® More® Card, Discover it®, Discover® MotivaSM Card, Discover® Open Road® Card, Discover® Network, and Diners Club International®. All other trademarks, trade names and service marks included in this annual report on Form 10-K are the property of their respective owners.

Part I.

Part I | Item 1.	Business
Introduction
Discover Financial Services (the "Company") is a direct banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. We had $77.3 billion in loan receivables and $36.0 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2016. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale ("POS") terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
The following chart* shows the Discover card transaction cycle as processed on the Discover Network:
Student Loans
Our private student loans are available to students attending eligible non-profit undergraduate and graduate schools. We also offer certain post-graduate loans, including consolidation, bar study and residency loans. We encourage students to borrow responsibly and maximize grants, scholarships and other free financial aid before taking student loans.
We currently offer fixed and variable rate private student loans originated by Discover Bank. We market our student loans online and through direct mail and email to existing and potential customers. We also work with school financial aid offices and high school guidance counselors to create awareness of our products with students and their families. Students can apply for our student loans online, by phone, or by mail, and we have dedicated staff within our call centers to service student loans. We invite applicants who qualify to apply with a creditworthy cosigner, which may improve the likelihood for loan approval and a lower interest rate.
As part of the loan approval process, all of our student loans, except for bar study, residency and private consolidation loans, are certified by and disbursed through the school to ensure students do not borrow more than the cost of attendance less other financial aid. Upon graduation, for variable rate loans originated before May 2014, students are generally eligible to receive a graduation reward. Students may redeem their graduation reward as a credit to the balance of any of their Discover student loans or as a direct deposit to a bank account. For all loans originated in May 2014 and after, students are generally eligible to receive a reward for achieving a specified grade point average during the academic period covered by the loan.
Personal Loans
Our personal loans are unsecured loans with fixed interest rates, terms and payments. These loans are primarily intended to help customers consolidate existing debt, although they can be used for other reasons. We generally market personal loans through direct mail advertising complemented by other marketing channels. Consumers can submit applications via phone, online or through the mail, and can service their accounts online or by phone.
Home Equity Loans
We offer closed-end home equity loans to help consumers improve their homes as well as payoff higher interest debt, although they can be used for other purposes. These loans are fixed term and fixed rate loans that provide consumers the stability of a fixed payment on their obligation while being secured against the equity in their homes. We market this product primarily to existing card customers through a mix of direct mail, internet advertising and email. Non-Discover customers can obtain information regarding Discover home equity products on our website and have the ability to apply over the phone.
Deposits
We obtain deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits"). Additionally, we also obtain deposits through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Our deposit products include certificates of deposit, money market accounts, online savings and checking accounts and Individual Retirement Arrangement certificates of deposit. We market our direct-to-consumer deposit products to our existing customer base and other prospective customers through the use of our website, mobile platform, print materials, direct mail, affinity arrangements with third parties and internet advertising. Customers can apply for, fund and service their deposit accounts online or via phone, where we have a dedicated U.S.-based staff within our call centers to service deposit accounts. For more information regarding our deposit products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Sources — Deposits."
Payment Services
Set forth below are descriptions of PULSE, Diners Club and our Network Partners business, which provides among other services payment transaction processing and settlement services.
PULSE
Our PULSE network is one of the nation’s leading debit/ATM networks. PULSE links cardholders served by approximately 4,600 financial institutions to ATMs and POS terminals located throughout the United States. This includes more than 3,300 financial institutions with which PULSE has direct relationships and approximately 1,300 additional financial institutions through agreements PULSE has with other debit networks. PULSE also provides cash access at 1.9 million ATMs in more than 125 countries.
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
Diners Club
Our Diners Club business maintains an acceptance network in 185 countries and territories through its relationships with over 90 licensees, which are generally financial institutions. We do not directly issue Diners Club cards to consumers, but grant our licensees the right to issue Diners Club branded cards and/or provide card acceptance services. Our licensees pay us royalties for the right to use the Diners Club brand, which is our primary source of Diners Club revenues. We also earn revenue from providing various support services to our Diners Club licensees, including processing and settlement of cross-border transactions. We also provide a centralized service center and internet services to our licensees.
When Diners Club cardholders use their cards outside the host country or territory of the issuing licensee, transactions are routed and settled over the Diners Club network through its centralized service center. In order to increase merchant acceptance in certain targeted countries and territories, we work with merchant acquirers to offer Diners Club and Discover acceptance to their merchants. These acquirers are granted licenses to market the Diners Club brands to existing and new merchants. As we continue to work toward achieving full card acceptance across our networks, Discover customers are using their cards at an increasing number of merchant and ATM locations that accept Diners Club cards around the world. Diners Club cardholders with cards issued by licensees outside of North America continue to use their cards on the Discover Network in North America and on the PULSE and Diners Club networks domestically and internationally, respectively.
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
To identify credit-worthy prospective customers, our credit risk management and marketing teams use proprietary analytical tools to match our product offerings with customer needs. We consider the prospective customer's financial stability, as well as ability and willingness to pay.
We assess the creditworthiness of each consumer loan applicant through evaluating an applicant’s credit information provided by credit bureaus and information from other sources. The assessment is performed using our credit scoring systems, both externally developed and proprietary. For our unsecured lending products, we also use experienced credit underwriters to supplement our automated decision-making processes. For our home equity products, experienced credit underwriters must review and approve each application.
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

•
Discover it Secured card offers the same reward features as the Discover it Chrome card, as well as other benefits. This card requires the customer to provide a security deposit as collateral for the credit card account. Starting seven months after account opening, Discover reviews the account monthly to determine whether the security deposit can be returned. These reviews look for responsible credit use across all of the customer’s cards and loans.

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
Fraud Prevention
We monitor our customers' accounts to help prevent, detect, investigate and resolve fraud. Our fraud prevention processes are designed to protect the security of cards, applications and accounts in a manner consistent with our customers' needs to easily acquire and use our products. Prevention systems monitor the authorization of application information, verification of customer identity, sales, processing of convenience and balance transfer checks, and electronic transactions.

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

Student Loans
The terms and conditions governing our student loans vary by product and are specified in the borrower's promissory note and disclosures. Each borrower signs a promissory note and accepts the loan terms during the application process. Student loans feature fixed or variable interest rates with zero origination fees, and borrowers can elect to make extra payments to pay their loans off faster without penalty. Student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time as determined by the school. This period begins on the date the loan is first disbursed and ends six to nine months (depending on loan type) after the borrower ceases to be enrolled in school at least half time. Additionally, the loans can feature potential rewards for good grades and we also offer an optional "In-School Payment" product that requires a student to make monthly payments while in school. The standard repayment period is 15 to 20 years, depending on the type of student loan. Borrowers can choose to receive electronic communications, in which case they will receive email notifications of the availability of their monthly billing statements online.
We calculate interest on a daily basis on the outstanding principal loan balance until the loan is paid in full. The interest rate will never be higher than 18%, as stated in the promissory note and disclosures. The variable interest rate we offer, is equal to a variable index (e.g., based on the prime rate or London Interbank Offered Rate ("LIBOR") plus a fixed margin assigned to the loan during origination. Variable interest rates may adjust quarterly if the index changes. In certain circumstances, we may offer borrower assistance programs including forbearance periods of up to 12 months over the life of the loan, short-term payment reductions or maturity extensions. We accrue interest when loans are in forbearance or in other payment assistance programs.
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
Home Equity Loans
Home equity loans are fixed-rate loans that carry a monthly payment over the term of the loan and are secured by a first or second lien on a customer's home. The terms of the loan are set at closing. Customers are sent monthly statements approximately 20 days in advance of the payment due date. The statements provide the customer the allocation of any payments made since the last billing date as well as the payment due on the next scheduled payment date. The customer has the ability to view their account information as well as make payments online through the account center. Customers are also subject to additional charges, including late fees and returned payment charges. The customer has the ability to make larger than minimum payments on the loans and early payoffs are not currently subject to a prepayment penalty.
Deposits
We offer four main types of deposit products directly to consumers on a national basis: certificates of deposit, savings accounts, money market and checking accounts, though at the current time we are offering checking accounts only to existing credit card, personal loan or deposit customers. All of these deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. Interest is compounded daily and credited to each account on a monthly basis, using the daily balance method. We do not pay interest generally on checking account balances, but instead offer cashback rewards for certain transactions. We offer a range of ownership options, including single, joint, trust and custodial. Deposit accounts are primarily funded through electronic funds transfer, check or wire transfer. Customers may service their accounts through a variety of convenient methods, including online at www.discoverbank.com, mobile and tablet device applications, and by telephone.

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
Discover Network Operations
We support our merchants through a merchant acquiring model that includes direct relationships with large merchants in the United States and arrangements with merchant acquirers generally for small- and mid-size merchants. In addition to our U.S.-based merchant acceptance locations, Discover Network cards also are accepted at many locations in Canada, Mexico, the Caribbean, China, Japan and a growing number of countries around the world on the Diners Club network, or through reciprocal acceptance arrangements made with international payment networks (i.e., network-to-network).
We maintain direct relationships with most of our large merchant accounts, which enables us to benefit from joint marketing programs and opportunities and to retain the entire discount revenue from the merchants. The terms of our direct merchant relationships are governed by merchant services agreements. These agreements are also accompanied by additional program documents that further define our network functionality and requirements, including operating regulations, technical specifications and dispute rules. To enable ongoing improvements in our network's functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis. Discover card transaction volume was concentrated among our top 100 merchants in the year ended December 31, 2016 with our largest merchant accounting for approximately 6% of total Discover card transaction volume.
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

Our approach to technology development and management involves both third-party and in-house resources. We use third-party vendors for basic technology services (e.g., telecommunications, hardware and operating systems) as well as for processing and other services for our direct banking and payment services businesses. We subject each vendor to a formal approval process, which includes among other things a security assessment, to ensure that the vendor can assist us in maintaining a cost-effective and reliable technology platform. We use our in-house resources to build, maintain and oversee some of our technology systems. We believe this approach enhances our operations and improves cost efficiencies.
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
Competition
We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms and payment networks on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase and Citi) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include cash rewards, conservative portfolio management and strong customer service. Competition based on cash rewards programs, however, has increased in recent years. Our student loan product competes for customers with Sallie Mae and Wells Fargo, as well as other lenders that offer student loans. Our personal loan product competes for customers primarily with Wells Fargo, PNC and non-traditional lenders, including financial technology firms and peer to peer lenders. Our home equity product faces competition primarily from traditional branch lending institutions like Wells Fargo, JPMorgan Chase, U.S. Bank and PNC.
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
Employees
As of January 31, 2017, we employed approximately 15,549 individuals.
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
Transparency
We seek to provide transparency of exposures and outcomes, which is core to our risk culture and operating style. We provide this risk transparency through our risk committee structure and standardized processes for escalating issues and reporting. This is accomplished at several levels within the organization, including quarterly meetings held by our Risk Committee and quarterly reports to the Risk Oversight Committee, as well as regular reporting to our Risk subcommittees commensurate with the needs of our businesses. Further, our CRO is a member of the Company's Executive Committee.
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
Board of Directors
Our Board of Directors (i) approves certain risk management policies, (ii) approves our capital targets and goals, (iii) approves our risk appetite framework, (iv) monitors our strategic plan, (v) appoints our CRO, and other risk governance function leaders, as appropriate, (vi) receives reports on any exceptions to the Enterprise Risk Management policy and (vii) receives and reviews regulatory examination reports. The Board of Directors receives reports from the Audit Committee and Risk Oversight Committee on risk management matters.
Risk Oversight Committee of our Board of Directors
Our Risk Oversight Committee is responsible for overseeing our risk management policies and the operations of our enterprise-wide risk management framework and our capital planning, liquidity risk management and resolution planning activities. The Committee is responsible for (i) approving and periodically reviewing our risk management policies, (ii) overseeing the operation of our policies and procedures establishing our risk management governance, risk management procedures, and our risk-control infrastructure, (iii) overseeing the operation of processes and systems for implementing and monitoring compliance with such policies and procedures, (iv) reviewing and making recommendations to the Board of Directors, as appropriate, regarding the Company's risk management framework, key risk management policies and the Company's risk appetite and tolerance, (v) receiving and reviewing regular reports from our CRO on risk management deficiencies and emerging risks, the status of and changes to risk exposures, policies, procedures and practices, and the steps management has taken to monitor and control risk exposures, (vi) receiving reports on compliance with our risk appetite and limit structure and risk management policies, procedures and controls, (vii) overseeing Capital Planning, Liquidity Risk Management and Resolution Planning related activities, and (viii) sharing information, liaising and meeting in joint session with the Audit Committee (which it may do through the Chairs of the Committees) as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.

Audit Committee of our Board of Directors
With respect to the enterprise risk management framework, our Audit Committee is responsible for the following: (i) discussing policies with respect to risk assessment and management, (ii) receiving and reviewing reports from our CRO and other members of management as the Committee deems appropriate on the guidelines and policies for assessing and managing our exposure to risks, the corporation’s major financial risk exposures and the steps management has taken to monitor and control such exposures, and (iii) sharing information and liaising with the Risk Oversight Committee as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
Compensation and Leadership Development Committee of our Board of Directors
Our Compensation and Leadership Development Committee is responsible for overseeing risk management associated with the Company's compensation practices. The Committee receives reporting regarding the Company's compensation practices and evaluates whether these practices encourage excessive risk-taking. As a part of its reviews, the Committee obtains the input of our CRO and takes into account risk outcomes as well as other outcomes.
Risk Committee
Our Risk Committee is an executive management-level committee that establishes a comprehensive enterprise risk management program which includes (i) providing a regular forum for representatives of our different functional groups to identify and discuss key risk issues and to recommend to senior management actions that should be taken to manage the level of risk taken by the business lines, (ii) establishing and overseeing an enterprise-wide approach to risk management through the development of our Enterprise Risk Management Policy and the associated oversight framework for the identification, measurement, monitoring, management and reporting of enterprise risk, (iii) communicating our risk appetite and philosophy, including establishing limits and thresholds for managing enterprise-wide risks, and (iv) reviewing, on a periodic basis, our aggregate enterprise-wide risk exposures and the effectiveness of risk identification, measurement, monitoring, management and reporting policies and procedures, and related controls within the lines of business.
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
Chief Executive Officer
The Chief Executive Officer ("CEO") is ultimately responsible for risk management within our Company. In that capacity, the CEO establishes a risk management culture throughout the Company and ensures that businesses operate in accordance with this risk culture.
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
Our counterparty credit risk arises in the following forms: (i) direct exposure, in which we have formally extended credit to a counterparty in the form of a cash payment, (ii) settlement activity, in which a credit relationship is created through differences in payment timing, (iii) contingencies, in which a credit relationship may develop due to insurance or guarantees, and (iv) accounting losses, in which a counterparty default would generate a non-cash write-off, as would be the case with prepaid expenses or corporate insurance premiums we pay to third-party insurers.
Our Counterparty Credit Committee is responsible for the enterprise-wide approach to counterparty credit risk management through development of the Counterparty Credit Risk Management Policy and the associated oversight framework for the identification, measurement, monitoring, managing and reporting of counterparty credit risk.
Market Risk
Market risk is the risk to our financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, credit spreads or equity prices. Given the nature of our business activities, we are exposed to various types of market risk; in particular interest rate risk, foreign exchange risk and other risks that arise through the management of our investment portfolio. Interest rate risk is more significant relative to other market risk exposures and results from potential mismatches in the repricing term of assets and liabilities (yield curve risk) and volatility in reference rates used to reprice floating-rate structures (basis risk). Foreign exchange risk is primarily incurred through exposure to currency movements across a variety of business activities and is derived, specifically, from the timing differences between transaction authorizations and settlement.
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
Stress Testing
We use stress testing to better understand the range of potential risks and their impacts to which the Company is exposed. A stress testing framework is employed to provide a comprehensive, integrated and forward-looking assessment of material risks and vulnerabilities. Stress test results inform on business strategy, risk appetite setting, and decisions related to capital actions, contingency capital plans, liquidity buffer, contingency funding plans and balance sheet positioning. Our stress testing framework utilizes a risk inventory, which covers our risk exposures across our defined risk categories. The risk inventory provides a comprehensive view of our vulnerabilities capturing current and emerging risks from management's view, granular risks relevant to business units and emerging risks associated with new initiatives.
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
Our risk appetite statement consists of both quantitative limits and qualitative expressions under baseline and stress scenarios to recognize a range of possible outcomes and set boundaries for proactive management of risks. Baseline scenario limits focus on achieving business performance and earnings objectives, while the stress scenario limits focus on maintaining capital and franchise resiliency under stress conditions featuring combined impacts of macroeconomic and idiosyncratic shocks. These limits and expressions are revised at least annually or as warranted by changes in business strategy, risk profile and external environment.
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
Capital, Dividends and Share Repurchases
We, Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed "well-capitalized" for other regulatory purposes. We and our subsidiary banks are each required to maintain Tier 1 and total capital equal to at least 6% and 8% of our total risk-weighted assets, respectively. We and our subsidiary banks are also required to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 4% and a common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%. Further, under the Federal Reserve's annual capital plan requirements, Discover Financial Services is required to demonstrate that under stress scenarios we will maintain each of the minimum capital ratios on a pro-forma basis throughout the nine quarter planning horizon.
In addition to the supervisory minimum levels of capital described above, Federal Reserve rules applicable to Discover Financial Services require maintenance of the following minimum capital ratios to be considered "well-capitalized" for certain purposes under Regulation Y (12 CFR 225): (i) a Tier 1 risk-based capital ratio of 6% and (ii) a total risk-based capital ratio of 10%. Our banking subsidiaries are required by the FDIC's Prompt Corrective Action rules to maintain the following minimum capital ratios to be considered "well-capitalized": (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. At December 31, 2016, Discover Financial Services met all requirements to be deemed "well-capitalized" pursuant to the applicable regulations. For related information regarding our bank subsidiaries see "—FDIA" below.
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
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the nine quarter planning horizon. In April 2016, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review ("CCAR") program, which included planned dividends and share repurchases over the nine quarter planning horizon. In June 2016, we received non-objection from the Federal Reserve with respect to our proposed capital actions through June 30, 2017. On August 19, 2016, we received a non-objection from the Federal Reserve with respect to the repurchase of up to an additional $100 million of shares of our common stock. This amount was in addition to the $1.95 billion of share repurchases included in our 2016 capital plan. In April 2017, we will be submitting our annual capital plan to the Federal Reserve under the Federal Reserve’s CCAR program, which includes planned dividends and share repurchases over the nine quarter planning horizon. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, is subject to the Federal Reserve's review and non-objection of the actions that we proposed in our annual capital plan. In addition, Discover Financial Services is required to publish company-run stress tests results twice each year in accordance with Federal Reserve rules and Discover Bank is required to publish company-run stress test results under FDIC rules.
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
FDIA
The FDIA imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2016, Discover Bank and Bank of New Castle met all applicable requirements to be deemed "well-capitalized."
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank's normal market area or nationally (depending upon where the deposits are solicited), unless it is "well-capitalized," or it is "adequately capitalized" and receives a waiver from the FDIC. A bank that is less than "well-capitalized" is generally prohibited from paying an interest rate on deposits in excess of 75 basis points over the national market average. There are no such restrictions under the FDIA on a bank that is "well-capitalized." As of December 31, 2016, Discover Bank and Bank of New Castle each met the FDIC's definition of a "well-capitalized" institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
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
The FDIA subjects Discover Bank to deposit insurance assessments. Under the Dodd-Frank Act, in order to bolster the reserves of the Deposit Insurance Fund, the minimum reserve ratio set by the FDIC was increased to 1.35%. In 2011, the FDIC set a reserve ratio of 2%, 65 basis points above the statutory minimum. The FDIC also amended its deposit insurance regulations with two changes. First, the FDIC implemented a provision of the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. Second, the FDIC revised the risk-based assessment system for all large insured depository institutions (generally, institutions with at least $10 billion in total assets, including Discover Bank) to one based on a scorecard method. Further increases may occur in the future. The Dodd-Frank Act removed the statutory cap for the reserve ratio, leaving the FDIC free to set a cap in the future.
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
State and, in some cases, local laws also may regulate in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections. Moreover, our U.S. subsidiaries are subject to the Servicemembers Civil Relief Act (the "SCRA") as well as the Military Lending Act (the "MLA"), which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The SCRA applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability. The MLA applies to several of our financial products, including credit cards, private student loans and personal loans. Among other requirements, it imposes an interest rate cap for loans made to active duty servicemembers and their dependents, requires additional disclosures, and prohibits Discover from requiring MLA protected consumers to submit disputes to arbitration. The requirements of the SCRA and the MLA apply to our student loan and personal loan products as of October 3, 2016 and will apply to our credit card products beginning on October 3, 2017.
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
Money Laundering & Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to comply with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures, training and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by a compliance officer and undergoes an annual independent audit to assess its effectiveness. Our program is typically reviewed on an annual basis by federal banking regulators. In May 2015, Discover Financial Services entered into a written agreement with the Federal Reserve Bank of Chicago to resolve matters related to the Federal Reserve’s examination of Discover Financial Services’ anti-money laundering and related compliance programs. Discover Financial Services agreed to, among other things, enhance its anti-money laundering and related compliance programs. This agreement follows the Consent Order that Discover Bank entered into in June 2014 with the FDIC to resolve matters related to the FDIC’s examination of Discover Bank’s anti-money laundering and related compliance programs. In the Consent Order, Discover Bank agreed to, among other things, enhance its anti-money laundering and related compliance programs. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information. For additional information regarding bank regulatory limitations on acquisitions and investments, see "— Acquisitions and Investments."
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
Executive Officers of the Registrant
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

David W. Nelms	56	Chairman and Chief Executive Officer

Roger C. Hochschild	52	President and Chief Operating Officer

R. Mark Graf	52	Executive Vice President, Chief Financial Officer

Kathryn McNamara Corley	57	Executive Vice President, General Counsel and Secretary

Brian D. Hughes	49	Executive Vice President, Chief Risk Officer

Julie A. Loeger	53	Executive Vice President, Chief Marketing Officer

Carlos M. Minetti	54	Executive Vice President, President of Consumer Banking

Diane E. Offereins	59	Executive Vice President, President - Payment Services

James V. Panzarino	64	Executive Vice President, President - Credit and Card Operations

R. Douglas Rose	48	Senior Vice President and Chief Human Resources Officer

Glenn P. Schneider	55	Executive Vice President and Chief Information Officer

David W. Nelms is our Chairman and Chief Executive Officer. He has held the role of Chief Executive Officer since February 2004 and assumed the role of Chairman in January 2009. Mr. Nelms served as President and Chief Operating Officer from 1998 to 2004. Prior to joining us, Mr. Nelms worked at MBNA America Bank from 1991 to 1998, most recently as Vice Chairman. Mr. Nelms holds a Bachelor's degree in Mechanical Engineering from the University of Florida and an M.B.A. from Harvard Business School.
Roger C. Hochschild is our President and Chief Operating Officer. He has held this role since March 2004. Mr. Hochschild was Executive Vice President, Chief Administrative Officer and Chief Strategic Officer (2001 to 2004) and Executive Vice President, Chief Marketing Officer - Discover (1998 to 2001) of our former parent company Morgan Stanley. Mr. Hochschild holds a Bachelor's degree in Economics from Georgetown University and an M.B.A. from the Amos Tuck School at Dartmouth College.
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
Kathryn McNamara Corley is our Executive Vice President, General Counsel and Secretary. She has held this role since February 2008. Previously, she served as Senior Vice President, General Counsel and Secretary (1999 to 2008). Prior to becoming General Counsel, Ms. Corley was Managing Director for our former parent company Morgan Stanley's global government and regulatory relations. Ms. Corley holds a Bachelor's degree in Political Science from the University of Southern California and a J.D. from Antonin Scalia Law School at George Mason University.
Brian D. Hughes is our Executive Vice President, Chief Risk Officer. He has held this role since December 2016 and been Chief Risk Officer since May 2016 and is responsible for Corporate Risk Management, Model Risk Management, and Compliance, including the AML/BSA compliance program. Mr. Hughes joined Discover in 2012 as Senior Vice President and has held leadership positions in Credit Risk Management, Deposit Products and Cardmember Marketing. Prior to joining us, Mr. Hughes held leadership roles at HSBC North America (2004-2012) and Booz & Co. (1993-2004). He holds a Bachelor's degree in Electrical Engineering from the University of Illinois and an M.B.A. from the Booth School of Business at The University of Chicago.

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
Carlos M. Minetti is our Executive Vice President, President of Consumer Banking. He has held this role since February 2014. Previously, he served as Executive Vice President, President - Consumer Banking and Operations (2010 to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2007 to 2010), and Executive Vice President for Cardmember Services, and Chief Risk Officer (2001 to 2007). Prior to joining us, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor's degree in Industrial Engineering from Texas A & M University and an M.B.A. from the Booth School of Business at The University of Chicago.
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
Current Economic and Regulatory Environment
Economic conditions could have a material adverse effect on our business, results of operations and financial condition.
As a provider of consumer financial services, our business, results of operations and financial condition are subject to the United States and global economic environment. Several factors point to signs that the economy has continued to improve in certain respects, however, the improvement has not been as rapid or wide spread as prior recoveries. A customer's ability and willingness to repay us can be negatively impacted by economic conditions and other payment obligations. We are continuing to experience a period of historical lows in our delinquency and charge-off rates and we expect that these rates will be increasing over time. The over 30 days delinquency rate for total loan receivables was 1.97% at December 31, 2016, up from 1.67% at December 31, 2015. The full-year net charge-off rate for total loan receivables was 2.16% for the year ended December 31, 2016, up from 2.01% for the year ended December 31, 2015.

Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $7.2 billion for the year ended December 31, 2016, which was 79% of net revenues (defined as net interest income plus other income), compared to $6.6 billion for the year ended December 31, 2015, which was 76% of net revenues. Economic conditions combined with a competitive marketplace could result in slow loan growth, resulting in reduced revenue from our core direct banking business.
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

While the new Presidential Administration and the congressional majorities in the U.S. Senate and House of Representatives support reducing the regulatory burden, including changes to the Dodd-Frank Act that could reduce regulatory burdens, the prospects for significant modifications are uncertain.

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

Compliance expectations and expenditures have increased significantly for Discover and other financial services firms, and could continue to increase as regulators remain focused on controls and operational processes and we introduce new products or enter into new business arrangements. We may face additional compliance and regulatory risk to the extent that we enter into new business arrangements with third-party service providers, alternative payment providers or other industry participants. The additional expense, time and resources needed to comply with ongoing regulatory requirements may adversely impact our business and results of operations.

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
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms, on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Competition in credit cards is also based on merchant acceptance and the value provided to the customer by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and, in some cases, could be viewed as more attractive to customers than our programs. These competitive factors affect our ability to attract and retain customers, increase usage of our products and maximize the revenue generated by our products. In addition, because most domestically-issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. The competitive marketplace could result in slower loan growth, resulting in reduced revenue from our core direct banking business. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors' actions, our financial condition, cash flows and results of operations could be materially adversely affected.
We incur considerable expenses in competing with other consumer financial services providers, and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results.
We incur considerable expenses in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of these expenses relates to marketing expenditures and rewards programs. We incurred expenses of $731 million and $745 million for marketing and business development for the years ended December 31, 2016 and 2015, respectively. Rewards costs, amounted to $1.4 billion and $1.3 billion for the years ended December 31, 2016 and 2015, respectively. We expect the competitive intensity in the rewards space to continue which could result in an increase in the rewards rate. Our consumer financial services products compete primarily on the basis of pricing, terms and service. Because of the highly competitive nature of the credit card-issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card.
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
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract network partners and our ability to maintain or grow revenues from our proprietary network. In addition, competitors' settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. In response to the Dodd-Frank Act, competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies have adversely affected and are expected to continue to adversely affect our PULSE network's business practices, network transaction volume, revenue and prospects for future growth, and entry into new product markets. Visa has entered into arrangements with some merchants and acquirers that has, and is expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act's network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s business practices and may materially adversely affect its network transaction volume and revenue. PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns, which will significantly impact expenses for the payment services segment. PULSE’s transaction processing revenue was $155 million and $159 million for the years ended December 31, 2016 and 2015, respectively.

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
Our international network business depends upon the cooperation, support and continuous operation of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network. As is the case for other card payment networks, our Diners Club network does not issue cards or determine the terms and conditions of cards issued by the network licensees. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected due to the potential deterioration in customer relationships and related demand that could result. Further, Citigroup continues to own and operate network licensees generating a portion of Diners Club network sales volume. If one or more licensees were to experience a significant impairment of their business or were to cease doing business for economic, regulatory or other reasons, we would face the adverse effects of business interruption in a particular market, including loss of volume, acceptance and revenue, and exposure to potential reputational risk. If similar conditions arise in the future, we may deploy resources and incur expenses in order to sustain network acceptance. Such conditions previously resulted in our acquisition of Diners Club Italy (which we have since sold) and financial assistance to our Slovenian licensee. Additionally, interruption of network licensee relationships could have an adverse effect on the acceptance of Discover cards when they are used on the Diners Club network outside of North America.
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
Our private student loan portfolio has grown from $1.0 billion at November 30, 2010 to $9.0 billion at December 31, 2016. The long-term success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations and expenses of our student loan portfolio, as well as grow student loan originations. Our student loan strategy is also impacted by external factors such as the overall economic environment, a challenging regulatory environment for private student loans and a competitive marketplace. For more information on the regulatory environment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services — Private Student Loans" and Note 20: Litigation and Regulatory Matters to our consolidated financial statements. Slow economic recovery combined with government and regulatory focus on higher education costs, student lending and competitive factors, such as the need to offer fixed interest rates and competition from non-traditional lenders such as financial technology firms, may present challenges to managing and growing our private student loan business in the future, and could cause us to restructure our private student loan product in ways that we may not currently anticipate. In addition, changes that adversely affect the private student loan market generally may negatively impact the profitability and growth of our student loan portfolio.
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
Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict. At December 31, 2016 and 2015, $813 million, or 1.05%, and $684 million, or 0.94%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). We are continuing to experience a period of historical lows in our delinquency and charge-off rates and we expect that these rates will be increasing over time. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our allowance for loan losses will be sufficient to cover actual losses.
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
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits, and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $12.6 billion as of December 31, 2016, compared to $12.1 billion as of December 31, 2015. Our total contingent liquidity sources amounted to $42.8 billion as of each of the years ended December 31, 2016 and 2015. As of December 31, 2016, our total contingent liquidity sources consisted of $12.6 billion in our liquidity portfolio, $24.2 billion in incremental Federal Reserve discount window capacity, and $6.0 billion of undrawn capacity in private securitizations.
In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements, and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the volatility experienced in the capital and credit markets during the financial crisis of 2007, may limit our ability to repay or replace maturing liabilities in a timely manner. As such, we may be forced to delay raising funding or be forced to issue or raise funding at undesirable terms and/or costs, which could decrease profitability and significantly reduce financial flexibility. Regulations such as the liquidity coverage ratio, which requires firms to hold a minimum level of high-quality assets, may increase the cost of funding and impact funding availability and are described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments." Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.
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
We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $36.0 billion in deposits acquired directly or through affinity relationships and $16.0 billion in deposits originated through securities brokerage firms as of December 31, 2016, compared to $30.9 billion and $16.6 billion, respectively, as of December 31, 2015. Competition from other financial services firms that use deposit funding, the rates and services we offer on our deposit products, and our ability to maintain a high level of customer experience may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, such as: perceptions about our financial strength or quality of deposit servicing or online banking generally, which could reduce the number of consumers choosing to place deposits with us; third parties continuing or entering into affinity relationships with us; disruptions in technology services or the internet, generally; or third-party securities brokerage firms continuing to offer our deposit products.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The FDIA in certain circumstances prohibits insured banks, such as our subsidiary Discover Bank, from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 18: Capital Adequacy to our consolidated financial statements for more information. While Discover Bank met the FDIC's definition of “well-capitalized” as of December 31, 2016, and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be "well-capitalized" at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as a significant source of funding as well as for contingent liquidity. Our average level of credit card securitized borrowings from third parties was $15.8 billion and $15.7 billion for the years ended December 31, 2016 and 2015, respectively. There can be no assurance that there will not be future disruptions in the credit card securitization market similar to those experienced during the financial crisis. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to maintain the ratings of asset-backed securities issued by our trusts, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we may securitize our credit card receivables in the future include the overall credit quality of our receivables, the costs of securitizing our receivables, the demand for credit card asset-backed securities, and the legal, regulatory, accounting and tax requirements governing securitization transactions and asset-backed securities, generally. For example, the implementation of the Basel Committee on Banking Supervision's revised securitization framework for banks by the member countries by the beginning of 2019 could negatively impact the pricing and/or volume of our asset-backed securities issuances. A prolonged inability to securitize our credit card receivables, or an increase in the costs of such issuances, may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
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
Our credit card securitization structure includes a requirement that we accumulate principal collections into a restricted account in the amount of scheduled maturities on a pro rata basis over the 12 months prior to a security's maturity date. We have the option under our credit card securitization documents to shorten this accumulation period, subject to the satisfaction of certain conditions. Historically, we have exercised this option to shorten the accumulation period to one month prior to maturity. If we were to determine that the payment rate on the underlying receivables would not support a one-month accumulation period, we would need to begin accumulating principal cash flows earlier than we have historically. A lengthening of the accumulation period would negatively impact our liquidity, requiring management to implement mitigating measures. During periods of significant maturity levels, absent management actions, the lengthening of the accumulation period could materially adversely affect our financial condition.
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
In the year ended December 31, 2016, we increased our quarterly common stock dividend to $0.30 per share and repurchased approximately 8% of our outstanding common stock under our share repurchase program. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon the Federal Reserve's non-objection to our annual capital plan, and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases." Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period, no dividend may be declared or paid on or set aside for payment on our common stock. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
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
Our technologies, systems, networks and software, and those of other financial institutions, have been, and are likely to continue to be, the target of increasingly frequent cyber-attacks, malicious code, computer viruses, denial of service attacks, phishing and social engineering, other remote access attacks, and physical attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure.
Despite our efforts to ensure the integrity of our systems through our information security and business continuity programs, we may not be able to anticipate or to implement effective preventive measures against all known and unknown security threats or breaches or events of these types, especially because the techniques used change frequently and are becoming increasingly more sophisticated or are not recognized until launched, and because:

•	Security attacks can originate from a wide variety of sources and geographic locations and may be undetected for a period of time.

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
We are subject to increasingly more risk related to security systems as we increase acceptance of the Discover card internationally, expand our suite of online direct banking products, enhance our mobile payment technologies, acquire new or outsource some of our business operations, expand our internal usage of web-based products and applications, and otherwise attempt to keep pace with rapid technological changes in the financial services industry. Our efforts to mitigate this risk increase our expenses. While we continue to invest in our information security defenses (including cybersecurity defenses), if our security systems or those of third parties are penetrated or circumvented such that the confidentiality, integrity and availability of information about us, our customers, transactions processed on our networks or third parties with which we do business is compromised, we could be subject to significant liability that may not be covered by insurance, including significant legal and financial exposure, actions by our regulators, damage to our reputation, or a loss of confidence in the security of our systems, products and services that could materially adversely affect our business. For additional information on risks in this area, see the risk factors below regarding fraudulent activity, the introduction of new products and services, the use of third parties for outsourcing, technology generally, and laws and regulations addressing consumer privacy and data use and security.
If we cannot remain organizationally effective, we will be unable to address the opportunities and challenges presented by our strategy and the increasingly dynamic and competitive economic and regulatory environment.
To remain organizationally effective, we must effectively empower, integrate and deploy our management and operational resources and incorporate global and local business, regulatory and consumer perspectives into our decisions and processes. In order to execute on our strategy to be the leading direct bank and payments partner, we must develop and implement innovative and efficient technology solutions and marketing initiatives while effectively managing legal, regulatory, compliance, security, operational and other risks as well as expenses. Examples include the implementation of a broader rollout of our checking product, the expansion of our new core banking platform beyond deposits and personal loans, and a structure for a more competitive global network business. If we fail to develop and implement these solutions, we may be unable to expand quickly and the results of our expansion may be unsatisfactory. In addition, if we are unable to make decisions quickly, assess our opportunities and risks, execute our strategy, and implement new governance, managerial and organizational processes as needed in this increasingly dynamic and competitive economic and regulatory environment, our financial condition, results of operations, relationships with our business partners, banking regulators, customers and shareholders, and ultimately our prospects for achieving our long-term strategies, may be negatively impacted.
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
Discover card transaction volume was concentrated among our top 100 merchants in 2016, with our largest merchant accounting for approximately 6% of that transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2016, with our largest merchant accounting for approximately 16% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand, and could cause customer attrition. In addition, some of our merchants, primarily our remaining small- and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
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
Natural disasters or other catastrophic events, including terrorist attacks, may have a negative effect on our business and infrastructure, including our information technology systems. Our Diners Club network, concentrated primarily on serving the global travel industry, could be adversely affected by international conditions that may result in a decline in consumer or business travel activity. Armed conflict, public health emergencies, natural disasters, political instability or terrorism may have a significant negative effect on travel activity and related revenue. Although a regionalized event or condition may primarily affect one of our network participants, it may also affect our overall network and card activity and our resulting revenue. Overall network and card transaction activity may decline as a result of concerns about safety or disease or may be limited because of economic conditions that result in spending on travel to decline. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition or results of operations.
Fraudulent activity associated with our products or our networks could cause our brands to suffer reputational damage, the use of our products to decrease and our fraud losses to be materially adversely affected.
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to increase for the financial services industry in general. We incurred fraud losses and other charges of $98 million and $112 million for the years ended December 31, 2016 and 2015, respectively. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our resources and fraud prevention tools may be insufficient to accurately predict and prevent fraud. Additionally, our risk of fraud continues to increase as acceptance of the Discover card grows internationally and we expand our direct banking business and introduce new products and features. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our deposit accounts, cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.
The financial services and payment services industries are rapidly evolving, and we may be unsuccessful in introducing new products or services on a large scale in response to these changes.
Technological changes continue to significantly impact the financial services and payment services industries, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic wallets and mobile commerce, among others. For example, the industry migration to evolving security (referred to as “EMV”) standards in 2015 and 2016 represented a fundamental change in how payment transactions are processed and how customers use their cards. There continue to be risks in migrating to EMV standards which may have adverse implications for both our card-issuing and network businesses. For example, we may be unsuccessful in shifting certain types of fraud liability to merchants that do not comply with or adopt EMV standards. The increasingly competitive mobile, e-wallet and tokenization spaces are expected to bring risks and opportunities in 2017 to both our card-issuing and payments businesses.
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
As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer's favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. For the years ended December 31, 2016 and 2015 losses related to merchant chargebacks were not material.
Our success is dependent, in part, upon our executive officers and other key employees. If we are unable to recruit, retain and motivate key officers and employees to manage our business well, our business could be materially adversely affected.
Our success depends, in large part, on our ability to recruit, retain and motivate key officers and employees to manage our business. Our senior management team has significant industry experience and would be difficult to replace. We believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel or it may be expensive to do so. We may be subject to restrictions under future legislation or regulation limiting executive compensation. For example, the federal banking agencies have previously issued guidance on incentive compensation policies at banking organizations and may issue additional rules relating to such activities in the future. See "Management's Discussion and Analysis of Financial Condition — Regulatory Environment and Developments." These requirements could negatively impact our ability to compete with other companies in recruiting and retaining key personnel and offer incentives that motivate our key personnel to perform and may require us to extensively restructure certain of our existing incentive compensation practices. If we are unable to recruit, retain and motivate key personnel to manage our business well, our business could be materially adversely affected.
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
The Discover, PULSE and Diners Club brands have substantial economic and goodwill value. Our success is dependent on our ability to promote and protect these brands and our other intellectual property. Our ability to attract and retain customers is highly dependent upon the external perception of our company and brands. Our brands are licensed for use to business partners and network participants, some of whom have contractual obligations to promote and develop our brands. For example, the Discover card brand is now being issued by certain Diners Club licensees in their local markets. If our business partners do not adhere to contractual standards, engage in improper business practices, or otherwise misappropriate, use or diminish the value of our brands or our other intellectual property, we may suffer reputational and financial damage. If we will not be able to adequately protect our brands, our proprietary information and other intellectual property, our business success may be adversely affected. In addition, third parties may allege that our marketing, processes or systems may infringe their intellectual property rights. Given the potential risks and uncertainties of such claims, our business could be adversely affected by having to pay significant monetary damages, technology development expenses or licensing fees, and we may have to alter our business practices or be prevented from competing effectively.

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
In addition, we are subject to inquiries and enforcement actions from state attorney general offices and regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. We also are subject to the requirements of entities that set and interpret the accounting standards (such as the FASB, the SEC, banking regulators and our independent registered public accounting firm) who may add new requirements or change their interpretations on how standards should be applied. A specific example of this is the proposed accounting standards update related to estimation of loan loss reserves. In June 2016, the FASB issued new guidance that will require lenders and financial institutions to adopt a current expected credit loss ("CECL") model to evaluate impairment of loans and financial instruments. The model requires evaluation of impairment based on an estimate of life of loan losses whereas rules currently in effect require utilization of an incurred loss model. The Company is required to put the CECL model in place for the 2020 fiscal year. See Note 1: Background and Basis of Presentation — Recently Issued Accounting Pronouncements to our consolidated financial statements for more information on the new guidance and its potential impact and reporting of our financial condition and results of operations. This and other guidance not yet issued could potentially materially impact how we record and report our financial condition and results of operations, or could have an impact on regulatory capital.
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
Legal or regulatory pronouncements relating to consumer privacy, data use and security affect our business. We are subject to a number of laws concerning consumer privacy and data use and security. Due to recent consumer data compromise events in the United States, which resulted in unauthorized access to millions of customers data, these areas continue to be a focus of the executive administration, Congress, state legislators and banking regulators. Developments in this area, such as new laws, regulations, regulatory guidance, litigation or enforcement actions, could result in new or different requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. See the discussion on recent security developments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” for more information. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in litigation, fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.

Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses.
Businesses in the consumer banking and payment services industries have historically been subject to significant legal actions, including class action lawsuits and commercial, shareholder and patent litigation. Many of these actions have included claims for substantial compensatory, statutory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to consumer class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause us, to discontinue their use. There have been bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses in some or all consumer banking products. Also, the Dodd-Frank Act authorized the CFPB to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. On May 5, 2016 the CFPB issued its proposed arbitration rule that would (i) effectively ban providers of consumer financial services from using arbitration clauses to prevent class action cases and (ii) require records of all other arbitrations to be provided to the CFPB for potential publication on its website. The timing and provisions of any final rule are uncertain at this time. Further, from time to time, we are involved in pending legal actions challenging the use of our arbitration clause. In addition, we have been and may again be involved in various actions or proceedings brought by governmental regulatory and enforcement agencies, which could harm our reputation, require us to change our business activities and product offerings, or subject us to significant fines, penalties, customer restitution or other requirements, resulting in increased expenses. For example, complying with our agreements with the Federal Reserve and the FDIC consent order related to our anti-money laundering program have caused us to incur significant expenses. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information on current matters affecting Discover.
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
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

•
changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt, and investor sentiment (including potential impacts resulting from the new Presidential Administration);

•
the impact of current, pending and future legislation, regulation, supervisory guidance, and regulatory and legal actions, including, but not limited to, those related to financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity;

•	the actions and initiatives of current and potential competitors;

•	our ability to manage our expenses;

•	our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants and merchants;

•	our ability to sustain and grow our card, private student loan and personal loan products;

•	our ability to increase or sustain Discover card usage or attract new customers;

•	difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies;

•	our ability to manage our credit risk, market risk, liquidity risk, operational risk, compliance and legal risk, and strategic risk;

•	the availability and cost of funding and capital;

•	access to deposit, securitization, equity, debt and credit markets;

•	the impact of rating agency actions;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices;

•	losses in our investment portfolio;

•	limits on our ability to pay dividends and repurchase our common stock;

•	limits on our ability to receive payments from our subsidiaries;

•	fraudulent activities or material security breaches of key systems;

•	our ability to remain organizationally effective;

•	the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events;

•	our ability to introduce new products or services;

•	our ability to manage our relationships with third-party vendors;

•	our ability to maintain current technology and integrate new and acquired systems;

•	our ability to collect amounts for disputed transactions from merchants and merchant acquirers;

•	our ability to attract and retain employees;

•	our ability to protect our reputation and our intellectual property; and

•	new lawsuits, investigations or similar matters or unanticipated developments related to current matters.
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
We have eight principal properties located in seven states in the United States. As of January 31, 2017, we owned four principal properties, which included our corporate headquarters, two call centers and a processing center, and we leased four principal properties, which included two call centers, our PULSE headquarters and a Student Loan Corporation office. The call centers, processing center and Student Loan Corporation offices largely support our Direct Banking segment; the PULSE headquarters is used by our Payment Services segment; and our corporate headquarters is used by both our Direct Banking and Payment Services segments. Each of our call centers and our processing center are operating at and being utilized to a reasonable capacity. We believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have ten leased offices located outside the United States, eight of which are used to support our Diners Club operations, part of our Payment Services segment, and two leased offices in China that support our Direct Banking segment.

Item 3.	Legal Proceedings
For a description of legal proceedings, see Note 20: Litigation and Regulatory Matters to our consolidated financial statements.

Item 4.	Mine Safety Disclosures
None.

Part II.

Part II | Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") (ticker symbol DFS). The approximate number of record holders of our common stock as of February 17, 2017 was 52,227.
The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the NYSE and the cash dividends we declared per share of our common stock during the quarter indicated:

	Stock Price		Cash Dividends Declared
	High	Low
Quarter Ended:
March 31, 2015	$66.02	$54.02	$0.24
June 30, 2015	$60.57	$56.17	$0.28
September 30, 2015	$59.88	$50.36	$0.28
December 31, 2015	$58.08	$50.20	$0.28

Quarter Ended:
March 31, 2016	$53.09	$42.86	$0.28
June 30, 2016	$58.10	$49.98	$0.28
September 30, 2016	$60.29	$51.67	$0.30
December 31, 2016	$73.62	$53.91	$0.30

In the third quarter of 2016, we increased our quarterly common stock dividend from $0.28 per share to $0.30 per share and maintained a $0.30 per share dividend for the fourth quarter of 2016. Although we expect to continue our policy of paying regular cash dividends, we cannot assure that we will do so in the future. For more information, including conditions and limits on our ability to pay dividends, see "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases," "Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock" and "— We are a holding company and depend on payments from our subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital" and Note 18: Capital Adequacy to our consolidated financial statements.

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
October 1-31, 2016
Repurchase program(1)	2,856,389	$56.01	2,856,389	$1,824,040,754
Employee transactions(2)	590	$56.40	N/A	N/A
November 1-30, 2016
Repurchase program(1)	2,603,428	$61.29	2,603,428	$1,664,470,142
Employee transactions(2)	1,588	$56.06	N/A	N/A
December 1-31, 2016
Repurchase program(1)	2,230,992	$70.60	2,230,992	$1,506,958,397
Employee transactions(2)	349	$68.89	N/A	N/A

Total
Repurchase program(1)	7,690,809	$62.03	7,690,809	$1,506,958,397
Employee transactions(2)	2,527	$57.91	N/A	N/A

(1)
On July 14, 2016, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.5 billion of our outstanding shares of common stock. This program expires on October 31, 2017 and may be terminated at any time.

(2)
Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from November 30, 2011 through December 31, 2016. The graph assumes an initial investment of $100 on November 30, 2011. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

	Discover Financial Services	S&P 500 Index	S&P 500 Financials Index
November 30, 2011	$100.00	$100.00	$100.00
November 30, 2012	$175.12	$113.57	$122.70
December 31, 2012(1)	$162.11	$114.37	$128.28
December 31, 2013	$236.63	$148.23	$170.89
December 31, 2014	$278.16	$165.11	$193.27
December 31, 2015	$225.77	$163.91	$186.55
December 31, 2016	$310.08	$179.54	$224.13

(1)	In 2013, we changed fiscal years creating a one month transition period in December 2012.

Item 6.	Selected Financial Data
The following table presents our selected financial data and operating statistics. The statement of income data for the calendar years ended December 31, 2016, 2015 and 2014, and the statement of financial condition data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of income data for the fiscal years ended December 31, 2013, November 30, 2012, and the one month ended December 31, 2012, and the statement of financial condition data as of December 31, 2014, 2013, and 2012, and November 30, 2012 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.
In December 2012, our Board of Directors approved a change in our fiscal year end from November 30 to December 31 of each year. This fiscal year change was effective January 1, 2013. As a result of the change, we had a one month transition period in December 2012. The results for the one month ended December 31, 2012 is included in this table.

Discover Financial Services
Selected Financial Data

	For the Calendar Years Ended December 31,				For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2016	2015	2014	2013
	(dollars in millions, except per share amounts)
Statement of Income Data:
Interest income	$8,616	$7,945	$7,596	$7,064	$6,703	$595
Interest expense	1,398	1,263	1,134	1,146	1,331	103
Net interest income	7,218	6,682	6,462	5,918	5,372	492
Other income	1,881	2,057	2,015	2,306	2,281	200
Revenue net of interest expense	9,099	8,739	8,477	8,224	7,653	692
Provision for loan losses	1,859	1,512	1,443	1,086	848	178
Other expense	3,584	3,615	3,340	3,194	3,052	240
Income before income tax expense	3,656	3,612	3,694	3,944	3,753	274
Income tax expense	1,263	1,315	1,371	1,474	1,408	104
Net income	$2,393	$2,297	$2,323	$2,470	$2,345	$170
Net income allocated to common stockholders	$2,339	$2,246	$2,270	$2,414	$2,318	$168

Statement of Financial Condition Data (as of):
Loan receivables	$77,254	$72,385	$69,969	$65,771	$61,017	$62,598
Total assets	$92,308	$86,799	$82,998	$79,340	$75,283	$73,491
Total stockholders' equity	$11,323	$11,275	$11,134	$10,809	$9,778	$9,873
Allowance for loan losses	$2,167	$1,869	$1,746	$1,648	$1,725	$1,788
Long-term borrowings	$25,443	$24,650	$22,477	$20,474	$19,729	$17,666
Per Share of Common Stock:
Basic EPS from continuing operations	$5.77	$5.14	$4.91	$4.97	$4.47	$0.34
Diluted EPS from continuing operations	$5.77	$5.13	$4.90	$4.96	$4.46	$0.34
Weighted-average shares outstanding (000's)	405,301	436,855	462,115	485,492	518,428	497,881
Weighted-average shares outstanding (fully diluted) (000's)	405,687	437,498	463,412	486,861	519,620	498,994
Dividends declared per share of common stock	$1.16	$1.08	$0.92	$0.60	$0.40	$0.14
Common stock dividend payout ratio	20.10%	21.01%	18.73%	12.07%	8.95%	41.48%
Ratios:
Return on average total equity	21%	21%	21%	24%	26%	21%
Return on average assets	3%	3%	3%	3%	3%	3%
Average stockholders' equity to average total assets	13%	14%	14%	14%	13%	14%

Selected Financial Data (continued)

	For the Calendar Years Ended December 31,				For the Fiscal Year Ended November 30, 2012	For the One Month Ended December 31, 2012
	2016	2015	2014	2013
	(dollars in millions)
Selected Statistics:
Total Loan Receivables
Loan receivables	$77,254	$72,385	$69,969	$65,771	$61,017	$62,598
Average loan receivables	$72,280	$69,061	$65,853	$61,820	$58,043	$61,877
Interest yield	11.78%	11.40%	11.40%	11.28%	11.38%	11.21%
Net principal charge-off rate	2.16%	2.01%	2.04%	1.98%	2.29%	2.19%
Delinquency rate (over 30 days)	1.97%	1.67%	1.66%	1.64%	1.75%	1.69%
Delinquency rate (over 90 days)	0.87%	0.76%	0.78%	0.77%	0.83%	0.82%
Credit Card Loans
Credit card loan receivables	$61,522	$57,896	$56,128	$53,150	$49,642	$51,135
Average credit card loan receivables	$57,238	$54,846	$52,600	$49,816	$47,301	$50,494
Interest yield	12.50%	12.08%	12.09%	12.00%	12.16%	11.92%
Net principal charge-off rate	2.34%	2.22%	2.27%	2.21%	2.62%	2.47%
Delinquency rate (over 30 days)	2.04%	1.72%	1.73%	1.72%	1.86%	1.79%
Delinquency rate (over 90 days)	0.97%	0.85%	0.85%	0.84%	0.91%	0.90%
Personal Loans
Personal loan receivables	$6,481	$5,490	$5,007	$4,191	$3,272	$3,296
Average personal loan receivables	$5,895	$5,245	$4,592	$3,706	$2,944	$3,290
Interest yield	12.19%	12.04%	12.36%	12.52%	12.35%	12.43%
Net principal charge-off rate	2.55%	2.15%	2.04%	2.13%	2.33%	2.52%
Delinquency rate (over 30 days)	1.12%	0.89%	0.79%	0.70%	0.76%	0.77%
Delinquency rate (over 90 days)	0.29%	0.27%	0.22%	0.21%	0.23%	0.23%
Private Student Loans (excluding PCI)
Private student loan receivables	$6,393	$5,647	$4,850	$3,969	$3,000	$3,072
Average private student loan receivables	$6,042	$5,272	$4,450	$3,561	$2,557	$3,021
Interest yield	7.35%	7.16%	7.02%	7.07%	7.20%	7.22%
Net principal charge-off rate	1.10%	1.07%	1.29%	1.30%	0.73%	0.81%
Delinquency rate (over 30 days)	2.22%	1.91%	1.80%	1.66%	1.07%	1.22%
Delinquency rate (over 90 days)	0.55%	0.43%	0.52%	0.46%	0.27%	0.29%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2016 and 2015 and for years ended December 31, 2016, 2015 and 2014.
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
2016 Highlights

•	Net income was $2.4 billion, or $5.77 per diluted share, compared to $2.3 billion, or $5.13 per diluted share, in the prior year.

•	Net interest income increased 8.0% compared to the prior year.

•	Total loans grew $4.9 billion, or 6.7%, from the prior year to $77.3 billion.

•	Net charge-off rate for total loans increased 15 basis points from the prior year to 2.16% and the total loans delinquency rate for loans over 30 days past due increased 30 basis points to 1.97%.

•	Credit card loans grew $3.6 billion, or 6.3%, to $61.5 billion and Discover card sales volume increased 2.5% from the prior year.

•
Net charge-off rate for credit card loans increased 12 basis points from the prior year to 2.34% and the credit card delinquency rate for loans over 30 days past due increased 32 basis points to 2.04%.

•	Payment Services transaction dollar volume for the segment was $180.4 billion, down 5% from the prior year.

•	We repurchased approximately 34 million shares, or 8%, of our outstanding common stock for $1.9 billion.

2015 and 2014 Highlights

•	Net income was $2.3 billion, or $5.13 and $4.90, respectively, per diluted share in both 2015 and 2014. Return on equity was 21% in both 2015 and 2014.

•	During 2015, our net interest income increased 3.4% compared to 2014.

•	Total loans grew $2.4 billion in 2015, or 3.5%, from 2014 to $72.4 billion.

•	Net charge-off rate for our total loans decreased 3 basis points in 2015 from 2014 to 2.01% and the total loans delinquency rate for loans over 30 days past due increased 1 basis point to 1.67%.

•	During 2015, our credit card loans grew $1.8 billion, or 3.1%, to $57.9 billion and Discover card sales volume increased 2.5% from 2014.

•	Net charge-off rate for our credit card loans decreased 5 basis points in 2015 from 2014 to 2.22% and the credit card delinquency rate for loans over 30 days past due decreased 1 basis point to 1.72%.

•	During 2015, our Payment Services transaction dollar volume for the segment was $189.7 billion, down 6% from 2014.

•	We repurchased approximately 29 million shares, or 6%, of our outstanding common stock for $1.7 billion in 2015.

•
We incurred a $178 million charge to earnings in 2014 to enhance our rewards program by allowing easier redemption of rewards, which resulted in the elimination of our current estimate of customer rewards forfeiture.

•	We repurchased approximately 25 million shares, or 5%, of our outstanding common stock for $1.5 billion during the year ended December 31, 2014.
Outlook
We continue to focus on deploying capital through disciplined and profitable organic loan growth across all products as well as through our quarterly dividends and share repurchase program. We are pursuing new card accounts and wallet share gains with existing customers through investments in marketing and rewards as well as new card features. We target total loan growth in 2017 to be in the range of 5.5% to 7.5% for the year.

We expect total expenses in 2017 to increase year over year as we continue to invest in marketing and infrastructure to support growth strategies, and in our compliance and risk management programs. Competition intensity in rewards is expected to result in a higher rewards rate for 2017 as we continue to leverage rewards to support growth.
The total charge-off rate in 2017 is expected to be modestly higher and we expect to continue to add to the loan loss reserve due to loan growth and seasoning of accounts. We expect net interest margin to slightly increase in 2017 driven by our asset positioning as well as anticipated benefits from additional prime rate increases.
In our payments segment, we have stabilized volumes at the end of 2016, and will continue to pursue new ways to drive volume growth in 2017. We continue to leverage our network to support our card-issuing business and we expect intense competition to continue to impact our payments segment.
Regulatory Environment and Developments
In recent years, federal banking regulators have implemented and continue to propose and finalize new regulations and supervisory guidance, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and have increased their examination and enforcement action activities. The Dodd-Frank Act creates a framework for regulation of large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. We expect regulators to continue taking formal enforcement actions against financial institutions in addition to addressing concerns through non-public supervisory actions or findings. While the new Congress and Administration have expressed support for Dodd-Frank modifications that could reduce regulatory burdens through a variety of channels including executive actions, rulemaking and legislation, prospects for the enactment of significant changes are uncertain.

The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including supervisory priorities and actions, our actions and those of our competitors and other marketplace participants and the behavior of consumers. Regulatory developments, enforcement actions, findings and ratings could affect supervisory priorities, actions, and rule-making as well as negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, limit our ability to pursue certain business opportunities and obtain related required regulatory approvals, or change how we compensate certain of our employees. For example, from April to May 2016, federal banking regulators issued an interagency notice of proposed rulemaking on incentive compensation arrangements that replaces rules proposed in 2011 and incorporates consideration of supervisory experience with the 2010 Interagency Guidance on Sound Incentive Compensation Policies ("2010 Guidance"). Unlike the principles-based 2010 Guidance, the proposed rules are prescriptive in nature and would require an extensive restructuring of certain incentive compensation practices for “senior executive officers” and “significant risk takers.” Any changes to our business or compensation structure arising out of this rule could impact our ability to attract, hire or retain certain personnel. Comments on the proposed rules were due July 22, 2016. The timing and substance of the final rule are unknown. For additional information regarding bank regulatory limitations on acquisitions and investments, see "Business — Supervision and Regulation — Acquisitions and Investments." For more information on recent matters affecting Discover, see Note 20: Litigation and Regulatory Matters to our consolidated financial statements. Regulatory developments, enforcement actions, findings and ratings also could impact our strategies, the value of our assets, or otherwise adversely affect our businesses.
Increasing cybersecurity threats and incidents regarding unauthorized access to consumer information have resulted in a continued focus by federal banking regulators, Congress and state legislators on measures to enhance data security. The Cybersecurity Act of 2015 establishes a framework to facilitate and encourage confidential sharing of cybersecurity information among private sector and federal government entities and provides certain liability shields for cybersecurity information sharing. The Federal Financial Institutions Examination Council recently revised examiner guidance for evaluating the adequacy of a financial institution's information security program and associated risk management practices. In addition, in October 2016, federal banking regulators issued an advanced notice of proposed rulemaking that provides for enhanced cyber risk management standards to increase the operational resilience of large financial services firms and reduce the systemic impact of a cybersecurity event. The timing and final form of any final rule is uncertain at this time. Legislation at various levels of government has also been proposed to address security breach notification. These developments could ultimately result in the imposition of requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products but it is too early to know their impact.

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
Consumer Financial Services
The Consumer Financial Protection Bureau ("the CFPB") regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over designated financial service providers. The CFPB’s regulatory authority includes the exercise of rulemaking, supervision and enforcement powers with respect to “unfair, deceptive or abusive acts or practices” and consumer access to fair, transparent and competitive financial products and services. The CFPB's policy priorities for 2017, as in recent years, include a focus on several financial products of the type we offer (e.g. credit cards and student loans). Under its rulemaking authority, the CFPB recently issued proposed regulations that would significantly limit the use of pre-dispute arbitration agreements and class action waivers. For more information, see Note 20: Litigation and Regulatory Matters to our consolidated financial statements.
In addition, the CFPB publishes regular Complaint Reports and Supervisory Highlights about specific products, services and practices. The CFPB also maintains an online consumer complaint portal that shows the nature of each consumer's complaint and the financial services provider's responses, such as whether the requested relief was provided. The complaint portal allows consumers' narratives of their complaints to be included, although the Bureau does not verify the accuracy of the narratives. On July 29, 2016 the CFPB proposed to replace the dispute function on the portal, whereby the customer can dispute a company’s response to the complaint, with a survey that will allow the customer to provide feedback on the financial services provider's handling of the complaint. The CFPB seeks to implement this survey in 2017. In addition to conducting regular examinations of regulated financial services providers the CFPB regularly collects account level information about certain financial products (e.g. credit cards) from Discover and other large financial services providers. The CFPB's analysis of complaint and account level data, together with its supervisory examinations, can inform future decisions about its regulatory and examination priorities, and influence consumers' decisions about doing business with financial services providers.
Credit Cards
The cost and availability of credit, credit disclosures and consumer experience with debt collectors continue to be an area of focus of the CFPB. We anticipate that the CFPB will propose debt collection regulations that may apply to our lending business in 2017. The CFPB had published an outline of proposals addressing the collection of debts by parties other than the original lender and is expected to publish a guideline in the near future for entities collecting their own debts. The rules are intended to ensure that debt collectors have sufficient information to collect the related debt, prevent unfair, deceptive and abusive acts and practices, inform consumers of their rights and provide interpretations on certain sections of the Fair Debt Collections Practices Act. Courts and legislators also have been focused on the debt collection practices of consumer financial services providers. The ultimate impact of this increased scrutiny is uncertain at this time.
Private Student Loans
There continues to be legislative and regulatory focus on the private student loan market, including by the CFPB, the Federal Deposit Insurance Corporation (the "FDIC") and some state legislatures and state attorneys general. This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. On July 22, 2015, the CFPB issued a consent order with respect to certain student loan servicing practices of Discover Bank, The Student Loan Corporation and Discover Products, Inc. See Note 20: Litigation and Regulatory Matters to our consolidated financial statements for more information.
Recent areas of regulatory attention include servicing, payments and collection practices, originations at for-profit schools, and other matters. In September 2016, California enacted a student loan servicing law that imposes new licensing, servicing, reporting and regulatory oversight requirements on non-bank servicers. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to change our private student loan products or servicing practices in ways that we may not currently anticipate.
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

European interchange fee regulation entered into force in June 2015. The regulation, among other things, caps interchange fees of "four-party" networks such as Visa and MasterCard. However, the regulation provides that “three-party” networks should be treated as “four-party” networks when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a co-brand partner or through an agent. This means the caps apply to elements of the financial arrangements agreed to between Diners Club and each of our stand-alone acquirers in Western Europe. The caps took effect in December 2015. The regulation excludes commercial card transactions from the scope of the caps. The regulation also contains a number of business rules, which we have, to the extent applicable, implemented in our Diners Club business.
There are additional initiatives in Europe that may have an impact on our Diners Club business, including revisions to the Payment Services Directive ("PSD2") and the new General Data Protection Regulation ("GDPR"). The PSD2 was published in the Official Journal of the EU in December 2015. Each European Union member state will transpose the PSD2 into its national law, and in January 2018 the PSD2 will enter into force. Among other terms, the PSD2 includes provisions that once transposed into local law will regulate surcharging and network access requirements, which may result in differential surcharging of Diners Club cards and may impact Diners Club licensing arrangements in Europe. The European Parliament's Civil Liberties, Justice and Home Affairs Committee approved the final draft of the GDPR in December 2015. The final GDPR, was published in the Official Journal of the European Union on May 4, 2016. Organizations have two years to prepare before the legislation comes into force on May 25, 2018. We are analyzing the impact of the final GDPR on our business and preparing for its implementation.
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
Capital, Liquidity and Funding
Capital
Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 1, 2015 under final rules issued by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the FDIC to implement the provisions under the Basel Committee’s December 2010 framework (referred to as “Basel III”). The final capital rules ("Basel III rules") require minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by up to 2.5%. The new capital conservation buffer requirement became effective on January 1, 2016; however, the buffer threshold amounts are subject to a gradual phase-in period. In 2016, the highest capital conservation buffer threshold was 0.625%, which will rise to 1.25% for the 2017 calendar year. The full 2.5% buffer requirement will not be fully phased-in until January 2019. A banking organization is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, taking into account the applicable capital conservation buffer thresholds. Based on our current capital composition and levels and business plans, we are and expect to continue to be in compliance with the requirements for the foreseeable future. For additional information, see "— Liquidity and Capital Resources — Capital."
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
Additionally, we are subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators in 2014, which became effective on January 1, 2016. This new quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. Under the rule's transition period, we were required to maintain a liquidity ratio of 90% in 2016, which will increase to 100% in 2017. As of December 31, 2016, our liquidity coverage ratio was in excess of the applicable regulatory requirement. On December 19, 2016, the Federal Reserve issued a final rule that will require banking institutions subject to the liquidity coverage ratio rule to publish quarterly public disclosures regarding the company’s liquidity risk profile and components of its liquidity coverage ratio calculation. Discover will be required to publish its first disclosure under the rule beginning the fourth quarter of 2018.
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
On January 30, 2017, the Federal Reserve finalized amendments to its capital plan and stress test rules for certain bank holding companies with total consolidated assets between $50 billion and $250 billion, including Discover. Under the final rule, the Federal Reserve may only object to a large and noncomplex bank holding company’s capital plan submission, including Discover's, if the Federal Reserve determines that the company “has not demonstrated an ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon.” The final rule also eliminates certain reporting requirements for large and noncomplex institutions and reduces the de minimis threshold under which a well-capitalized bank holding company can increase capital distributions during a non-object period without a reassessment from regulators. The final rule is expected to become effective on March 5, 2017. We are currently assessing the impact that this regulatory change will have on our capital planning and stress testing processes.
Results of Operations
The discussion below provides a summary of our results of operations for the year ended December 31, 2016 compared to our results of operations for the year ended December 31, 2015 and year ended December 31, 2014. The discussion also provides information about our loan receivables as of December 31, 2016 compared to December 31, 2015 and December 31, 2014.
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
The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Direct Banking
Interest income
Credit card	$7,155	$6,626	$6,359
Private student loans	444	378	312
PCI student loans	185	220	260
Personal loans	719	631	568
Other	113	90	97
Total interest income	8,616	7,945	7,596
Interest expense	1,398	1,263	1,134
Net interest income	7,218	6,682	6,462
Provision for loan losses	1,858	1,512	1,440
Other income	1,611	1,779	1,700
Other expense	3,422	3,437	3,117
Income before income tax expense	3,549	3,512	3,605
Payment Services
Provision for loan losses	1	—	3
Other income	270	278	315
Other expense	162	178	223
Income before income tax expense	107	100	89
Total income before income tax expense	$3,656	$3,612	$3,694

The following table presents information on transaction volume (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Network Transaction Volume
PULSE Network	$138,003	$150,145	$165,851
Network Partners	13,833	12,965	9,446
Diners Club(1)	28,601	26,567	26,970
Total Payment Services	180,437	189,677	202,267
Discover Network—Proprietary(2)	126,144	122,726	119,471
Total Volume	$306,581	$312,403	$321,738
Transactions Processed on Networks
Discover Network	2,125	2,033	2,020
PULSE Network	3,456	3,890	4,283
Total	5,581	5,923	6,303
Credit Card Volume
Discover Card Volume(3)	$132,324	$127,825	$125,111
Discover Card Sales Volume(4)	$121,423	$118,442	$115,518

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
For the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
Our Direct Banking segment reported pretax income of $3.5 billion for the years ended December 31, 2016 and 2015.
Loan receivables totaled $77.3 billion at December 31, 2016, which was up from $72.4 billion at December 31, 2015, due to growth in credit card loans and other loan portfolios, partially offset by a decrease in purchased credit-impaired ("PCI") student loan balances. Discover card sales volume was $121.4 billion for the year ended December 31, 2016, which was an increase of 2.5% as compared to the year ended December 31, 2015. This volume growth was driven primarily by an increase in discretionary spending partially offset by the impact of lower gas prices.
Interest income increased over the prior year due to loan growth and higher yields. Interest expense increased during the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to higher market rates and funding mix.
At December 31, 2016 and December 31, 2015, our delinquency rate for credit card loans over 30 days past due was 2.04% and 1.72%, respectively. For the year ended December 31, 2016, our net charge-off rate on credit card loans increased as compared to the year ended December 31, 2015. In addition, higher levels of net charge-offs and loan balances led to an increase in the provision for loan loss dollars for the year ended December 31, 2016, as compared to the year ended December 31, 2015. For a more detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to the cessation of our mortgage banking operations in 2015 and a decrease in discount and interchange revenue driven by higher rewards, partially offset by higher transaction volume. A reduction in protection products revenue, which reflects the impact of our no longer selling these products and eliminating related retention efforts, also contributed to the decline in total other income.
Total other expense decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily driven by completion of look back related anti-money laundering remediation expenses in the second quarter of 2016 and a decrease in other expenses and marketing and business development costs, offset by an increase in compliance activities costs and employee compensation and benefits. The decrease in other expense was primarily driven by exit charges related to the closure of our mortgage origination business in 2015, lower fraud losses and increased fraud recoveries. The increase in employee compensation and benefits costs was primarily due to higher salaries as well as growth in overall headcount driven in part by regulatory and compliance needs.
For the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
Our Direct Banking segment reported pretax income of $3.5 billion for the year ended December 31, 2015 as compared to pretax income of $3.6 billion for the year ended December 31, 2014.
Loan receivables totaled $72.4 billion at December 31, 2015, which was up from $69.9 billion at December 31, 2014, due to growth in credit card loans and other loan portfolios, partially offset by a decrease in PCI student loan balances. Discover card sales volume was $118.4 billion for the year ended December 31, 2015, which was an increase of 2.5% as compared to the year ended December 31, 2014. This volume growth was driven primarily by an increase in discretionary spending partially offset by the impact of lower gas prices.
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
Total other income increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the combination of a one-time charge from the reversal of the customer rewards forfeiture accrual, after cashback reward terms were changed in 2014 and an increase in transaction volume, which increased discount and interchange revenue. The increase in total other income was partially offset by the loss of revenue related to mortgage banking operations due to the closure of our mortgage origination business and lower protection products revenue reflecting our no longer selling these products and eliminating related retention efforts.
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
Payment Services
For the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
Our Payment Services segment reported pretax income of $107 million for the year ended December 31, 2016 as compared to pretax income of $100 million for the year ended December 31, 2015, primarily due to a decrease in other expense partially offset by a decrease in other income. The decrease in other expense was primarily driven by lower expenses in 2016 related to the sale of Diners Club Italy in 2015. The decrease in other income was due to a reduction in transaction processing revenue resulting from lower POS transactions.
A weakening of the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licenses, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenue for the year ended December 31, 2016.
For the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
Our Payment Services segment reported pretax income of $100 million for the year ended December 31, 2015 as compared to pretax income of $89 million the year ended December 31, 2014, primarily due to a decrease in other expense partially offset by a decrease in other income. The other expense decline was primarily driven by expenses for Diners Club associated with recording Diners Club Italy as held for sale in 2014 and the associated fair value adjustment. The decrease in other income was primarily driven by a reduction in transaction processing revenue from PULSE associated with the loss of two large third-party issuers.
Transaction dollar volume decreased $12.6 billion for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by declines in PULSE network volume. The number of transactions processed on the PULSE network decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
A weakening of the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. The licensees that we considered to be of concern accounted for approximately 5% of Diners Club revenue for the year ended December 31, 2015.
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
Allowance for Loan Losses
We base our allowance for loan losses on several analyses that help us estimate incurred losses as of the balance sheet date. In deriving this estimate, we consider the collectibility of principal, interest and fees associated with our loan receivables. While our estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced to determine the allowance. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. Management also estimates loss emergence by using other analyses to estimate losses incurred from non-delinquent accounts. The considerations in these analyses include past and current loan performance, loan seasoning and growth, current risk management practices, account collection strategies, economic conditions, bankruptcy filings, policy changes and forecasting uncertainties. Given the same information, others may reach different reasonable estimates.
If management used different assumptions in estimating incurred net loan losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management's estimate of incurred net loan losses could have resulted in a change of approximately $217 million in the allowance for loan losses at December 31, 2016, with a corresponding change in the provision for loan losses. See "— Loan Quality" and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about our allowance for loan losses.

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
At December 31, 2016, we reported goodwill of $255 million associated with our PULSE network. The estimated fair value of the PULSE reporting unit was more than three times its carrying value as of October 1, 2016, and there are no present conditions that we believe would cause the fair value of this reporting unit to fall below its carrying value. However, competitive pressures leading to significant declines in revenue, significant increases in the cost of equity, deteriorating economic conditions, or other events adversely impacting the assumptions used by management in the valuation, could cause the fair value of the reporting unit or the associated goodwill to decline in the future which could result in an impairment loss. At December 31, 2016, based on the annual impairment testing performed, there was no impairment identified. See Note 8: Goodwill and Intangible Assets to our consolidated financial statements for further details about goodwill and the related impairment testing.
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

Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2016 vs. 2015 increase (decrease)		2015 vs. 2014 increase (decrease)
	2016	2015	2014	$	%	$	%
Interest income	$8,616	$7,945	$7,596	$671	8%	$349	5%
Interest expense	1,398	1,263	1,134	135	11%	129	11%
Net interest income	7,218	6,682	6,462	536	8%	220	3%
Provision for loan losses	1,859	1,512	1,443	347	23%	69	5%
Net interest income after provision for loan losses	5,359	5,170	5,019	189	4%	151	3%
Other income	1,881	2,057	2,015	(176)	(9)%	42	2%
Other expense	3,584	3,615	3,340	(31)	(1)%	275	8%
Income before income tax expense	3,656	3,612	3,694	44	1%	(82)	(2)%
Income tax expense	1,263	1,315	1,371	(52)	(4)%	(56)	(4)%
Net income	$2,393	$2,297	$2,323	$96	4%	$(26)	(1)%

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
For the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
Net interest income increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily driven by loan growth and higher net interest margin. Net interest margin increased due to higher yields on total loan receivables. The increase in total loan receivables yields was primarily driven by higher credit card yields resulting from the portfolio mix and the prime rate increase. Interest income increased over the prior year due to loan growth and higher yields. Interest expense increased during the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to higher market rates and funding mix.
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

Average Balance Sheet Analysis (dollars in millions)

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Rate	Interest	Average Balance(1)	Rate(1)	Interest	Average Balance(1)	Rate(1)	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,806	0.52%	$56	$9,840	0.26%	$26	$7,228	0.25%	$18
Restricted cash	540	0.37%	2	631	0.14%	1	763	0.08%	1
Other short-term investments	518	0.86%	4	—	—%	—	—	—%	—
Investment securities	2,445	1.55%	38	2,876	1.71%	49	4,000	1.67%	67
Loan receivables(2)
Credit card(3)	57,238	12.50%	7,155	54,846	12.08%	6,626	52,600	12.09%	6,359
Personal loans	5,895	12.19%	719	5,245	12.04%	631	4,592	12.36%	568
Private student loans	6,042	7.35%	444	5,272	7.16%	378	4,450	7.02%	312
PCI student loans	2,841	6.51%	185	3,385	6.51%	220	3,916	6.64%	260
Mortgage loans held for sale	—	—%	—	93	3.63%	3	118	3.92%	5
Other	264	5.01%	13	220	4.90%	11	177	3.49%	6
Total loan receivables	72,280	11.78%	8,516	69,061	11.40%	7,869	65,853	11.40%	7,510
Total interest-earning assets	86,589	9.95%	8,616	82,408	9.64%	7,945	77,844	9.76%	7,596
Allowance for loan losses	(1,938)			(1,782)			(1,645)
Other assets	4,349			4,332			4,160
Total assets	$89,000			$84,958			$80,359
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(4)	$24,833	1.77%	439	$26,415	1.62%	427	$26,569	1.67%	443
Money market deposits(5)	6,939	1.08%	75	7,280	0.98%	71	7,624	0.91%	70
Other interest-bearing savings deposits	16,725	1.04%	173	12,538	1.00%	125	10,617	0.96%	101
Total interest-bearing deposits(6)	48,497	1.42%	687	46,233	1.35%	623	44,810	1.37%	614
Borrowings
Short-term borrowings	2	0.63%	—	84	1.41%	1	111	1.59%	2
Securitized borrowings(4)(5)	16,784	2.06%	346	16,893	1.95%	329	16,654	1.78%	297
Other long-term borrowings(4)	8,430	4.32%	365	6,650	4.65%	310	4,163	5.32%	221
Total borrowings	25,216	2.82%	711	23,627	2.71%	640	20,928	2.48%	520
Total interest-bearing liabilities	73,713	1.90%	1,398	69,860	1.81%	1,263	65,738	1.72%	1,134
Other liabilities and stockholders’ equity	15,287			15,098			14,621
Total liabilities and stockholders’ equity	$89,000			$84,958			$80,359
Net interest income			$7,218			$6,682			$6,462
Net interest margin(7)		9.99%			9.68%			9.81%
Net yield on interest-bearing assets(8)		8.34%			8.11%			8.30%
Interest rate spread(9)		8.05%			7.83%			8.04%

(1)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 and 2014 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation to our consolidated financial statements for additional information.

(2)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(3)	Interest income on credit card loans includes $193 million, $192 million and $192 million of amortization of balance transfer fees for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(6)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1) (dollars in millions)

	Year Ended December 31, 2016 vs. Year Ended December 31, 2015			Year Ended December 31, 2015 vs. Year Ended December 31, 2014
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets
Cash and cash equivalents	$3	$27	$30	$7	$1	$8
Restricted cash	—	1	1	—	—	—
Other short-term investments	4	—	4	—	—	—
Investment securities	(7)	(4)	(11)	(19)	1	(18)
Loan receivables:
Credit card	294	235	529	271	(4)	267
Personal loans	80	8	88	78	(15)	63
Private student loans	56	10	66	59	7	66
PCI student loans	(35)	—	(35)	(35)	(5)	(40)
Mortgage loans held for sale	(2)	(1)	(3)	(1)	(1)	(2)
Other	2	—	2	2	3	5
Total loan receivables	395	252	647	374	(15)	359
Total interest income	395	276	671	362	(13)	349
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	(27)	39	12	(3)	(13)	(16)
Money market deposits	(3)	7	4	(3)	4	1
Other interest-bearing savings deposits	43	5	48	19	5	24
Total interest-bearing deposits	13	51	64	13	(4)	9
Borrowings
Short-term borrowings	(1)	—	(1)	(1)	—	(1)
Securitized borrowings	(2)	19	17	4	28	32
Other long-term borrowings	78	(23)	55	119	(30)	89
Total borrowings	75	(4)	71	122	(2)	120
Total interest expense	88	47	135	135	(6)	129
Net interest income	$307	$229	$536	$227	$(7)	$220

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the years ended December 31, 2016, 2015 and 2014 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	December 31,					November 30,
	2016	2015	2014	2013	2012	2012
Loan portfolio
Credit card loans	$61,522	$57,896	$56,128	$53,150	$51,135	$49,642
Other loans:
Personal loans	6,481	5,490	5,007	4,191	3,296	3,272
Private student loans	6,393	5,647	4,850	3,969	3,072	3,000
Mortgage loans held for sale(1)	—	—	122	148	355	322
Other	274	236	202	135	38	37
Total other loans	13,148	11,373	10,181	8,443	6,761	6,631
PCI loans(2)	2,584	3,116	3,660	4,178	4,702	4,744
Total loan receivables	77,254	72,385	69,969	65,771	62,598	61,017
Allowance for loan losses	(2,167)	(1,869)	(1,746)	(1,648)	(1,788)	(1,725)
Net loan receivables	$75,087	$70,516	$68,223	$64,123	$60,810	$59,292

(1)
On June 16, 2015, we announced the closing of our mortgage origination business. Pursuant to that announcement, we sold all mortgage loans held for sale in our portfolio and ceased originating new mortgages. See Note 3: Business Dispositions to our consolidated financial statements for more information.

(2)	Represents PCI private student loans. See Note 5: Loan Receivables to our consolidated financial statements for more information regarding PCI loans.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the year ended December 31, 2016, the provision for loan losses increased by $347 million, or 23%, as compared to the year ended December 31, 2015. For the year ended December 31, 2015, the provision for loan losses increased by $69 million, or 5%, as compared to the year ended December 31, 2014. The increase in both periods was primarily due to higher levels of net charge-offs combined with larger builds of the allowance for loan losses as compared to the prior year.

The allowance for loan losses was $2.2 billion at December 31, 2016, which reflects a $298 million reserve build over the amount of the allowance for loan losses at December 31, 2015. The reserve build, which relates primarily to credit card loans along with builds in personal and student loan reserves, was due to loan growth and seasoning of the portfolio. At December 31, 2016, the level of allowance related to other loans remained relatively flat as compared to December 31, 2015.
The allowance for loan losses was $1.9 billion at December 31, 2015, which reflected a $123 million reserve build over the amount of the allowance for loan losses at December 31, 2014. The reserve build, which primarily relates to credit card loans, was mainly due to loan growth and seasoning of the portfolio. At December 31, 2015, the level of the allowance related to personal loans increased as compared to December 31, 2014 also due to loan growth and continued seasoning of the portfolio. At December 31, 2015, the level of allowance attributable to student loans increased as compared to December 31, 2014 primarily due to a PCI student loan impairment recorded as a result of revisions to credit loss assumptions for the underlying loans. At December 31, 2015, the level of allowance related to other loans was unchanged as compared to December 31, 2014.

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Calendar Year Ended December 31, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	1,579	196	82	2	1,859
Deductions
Charge-offs	(1,786)	(172)	(76)	—	(2,034)
Recoveries	443	21	9	—	473
Net charge-offs	(1,343)	(151)	(67)	—	(1,561)
Balance at end of period	$1,790	$200	$158	$19	$2,167

	For the Calendar Year Ended December 31, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	1,300	147	64	1	1,512
Deductions
Charge-offs	(1,660)	(129)	(65)	(1)	(1,855)
Recoveries	440	17	9	—	466
Net charge-offs	(1,220)	(112)	(56)	(1)	(1,389)
Balance at end of period	$1,554	$155	$143	$17	$1,869

	For the Calendar Year Ended December 31, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions
Provision for loan losses	1,259	102	79	3	1,443
Deductions
Charge-offs	(1,636)	(105)	(62)	(3)	(1,806)
Recoveries	445	11	5	—	461
Net charge-offs	(1,191)	(94)	(57)	(3)	(1,345)
Balance at end of period	$1,474	$120	$135	$17	$1,746

(1) Includes both PCI and non-PCI private student loans.

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Calendar Year Ended December 31, 2013
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions
Provision for loan losses	893	92	84	17	1,086
Deductions
Charge-offs	(1,604)	(86)	(48)	(1)	(1,739)
Recoveries	504	7	2	—	513
Net charge-offs	(1,100)	(79)	(46)	(1)	(1,226)
Balance at end of period	$1,406	$112	$113	$17	$1,648

	For the One Month Ended December 31, 2012
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$97	$73	$1	$1,725
Additions
Provision for loan losses	165	9	4	—	178
Deductions
Charge-offs	(146)	(8)	(2)	—	(156)
Recoveries	40	1	—	—	41
Net charge-offs	(106)	(7)	(2)	—	(115)
Balance at end of period	$1,613	$99	$75	$1	$1,788

	For the Fiscal Year Ended November 30, 2012
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,070	$82	$53	$—	$2,205
Additions
Provision for loan losses	724	84	39	1	848
Deductions
Charge-offs	(1,817)	(73)	(19)	—	(1,909)
Recoveries	577	4	—	—	581
Net charge-offs	(1,240)	(69)	(19)	—	(1,328)
Balance at end of period	$1,554	$97	$73	$1	$1,725

(1)	Includes both PCI and non-PCI private student loans.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Calendar Years Ended December 31,								For the Fiscal Year Ended November 30, 2012		For the One Month Ended December 31, 2012
	2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%	$	%
Credit card loans	$1,343	2.34%	$1,220	2.22%	$1,191	2.27%	$1,100	2.21%	$1,240	2.62%	$106	2.47%
Personal loans	$151	2.55%	$112	2.15%	$94	2.04%	$79	2.13%	$69	2.33%	$7	2.52%
Private student loans (excluding PCI(1))	$67	1.10%	$56	1.07%	$57	1.29%	$46	1.30%	$19	0.73%	$2	0.81%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the years presented and are therefore excluded from the calculation. See Note 5: Loan Receivables to our consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loans, personal loans and private student loans increased by 12 basis points, 40 basis points and 3 basis points for the year ended December 31, 2016 as compared to the year ended December 31, 2015 as a result of seasoning of the portfolio and continued loan growth.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	Calendar Years Ended December 31,								November 30, 2012		One Month Ended December 31, 2012
	2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,252	2.04%	$995	1.72%	$971	1.73%	$912	1.72%	$925	1.86%	$917	1.79%
Personal loans	$74	1.12%	$49	0.89%	$40	0.79%	$29	0.70%	$25	0.76%	$26	0.77%
Private student loans (excluding PCI loans(1))	$141	2.22%	$108	1.91%	$87	1.80%	$66	1.66%	$32	1.07%	$37	1.22%

Loans 90 or more days delinquent
Credit card loans	$597	0.97%	$490	0.85%	$480	0.85%	$447	0.84%	$451	0.91%	$460	0.90%
Personal loans	$19	0.29%	$15	0.27%	$11	0.22%	$8	0.21%	$8	0.23%	$8	0.23%
Private student loans (excluding PCI loans(1))	$35	0.55%	$24	0.43%	$25	0.52%	$18	0.46%	$8	0.27%	$9	0.29%

Loans not accruing interest	$216	0.29%	$224	0.32%	$183	0.28%	$200	0.33%	$198	0.35%	$192	0.33%

Restructured loans
Credit card loans(2)	$1,085	1.76%	$1,019	1.76%	$1,037	1.85%	$1,123	2.11%	$1,332	2.68%	$1,309	2.56%
Personal loans(3)	$81	1.25%	$68	1.24%	$55	1.10%	$31	0.74%	$21	0.64%	$21	0.65%
Private student loans(excluding PCI loans(1))(4)	$86	1.35%	$48	0.85%	$38	0.78%	$28	0.71%	$15	0.50%	$16	0.53%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)
Restructured credit card loans include $60 million, $44 million, $44 million, $43 million, $54 million and $56 million at December 31, 2016, 2015, 2014, 2013 and 2012, and November 30, 2012, respectively, that are also included in loans over 90 days delinquent or more.

(3)
Restructured personal loans include $2 million, $4 million, $3 million, $2 million, $2 million and $1 million at December 31, 2016, 2015, 2014, 2013 and 2012, and November 30, 2012, respectively, that are also included in loans over 90 days delinquent or more.

(4)
Restructured private student loans include $3 million, $3 million, $5 million, $3 million, $2 million and $2 million at December 31, 2016, 2015, 2014, 2013,and 2012, and November 30, 2012, respectively, that are also included in loans over 90 days delinquent or more.

The 30-day and 90-day delinquency rates for credit card loans, personal loans and private student loans at December 31, 2016 increased as compared to December 31, 2015 primarily due to seasoning of the portfolio and continued loan growth.
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
The restructured credit card and personal loan balances increased at December 31, 2016 as compared to December 31, 2015 due to continued loan growth. The restructured private student loan balance increased at

December 31, 2016 as compared to December 31, 2015 as a result of enhanced analysis beginning in the third quarter of 2016 to determine whether certain student loans should be accounted for as troubled debt restructurings.
The restructured credit card loan balance decreased at December 31, 2015 as compared to December 31, 2014 due to continued improvement in customer credit performance. The restructured personal and private student loan balances increased at December 31, 2015 as compared to December 31, 2014 as a result of continued growth and seasoning of these loan portfolios.
Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) (dollars in millions):

	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
At December 31, 2016
Credit card loans	$18,006	$32,618	$10,898	$61,522
Personal loans	1,858	4,379	244	6,481
Private student loans (excluding PCI)	164	1,313	4,916	6,393
PCI loans	261	921	1,402	2,584
Other loans	25	72	177	274
Total loan portfolio	$20,314	$39,303	$17,637	$77,254

(1)
Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

At December 31, 2016, approximately $38.0 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $18.9 billion were fixed-rate loans.
Modified and Restructured Loans
We have loan modification programs that provide for temporary or permanent hardship relief for our credit card loans to borrowers experiencing financial difficulties. The temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The permanent modification program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent modification program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make permanent loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. Credit card loans included in temporary and permanent programs are accounted for as troubled debt restructurings. For additional information regarding the accounting treatment for these loans as well as amounts recorded in the financial statements related to these loans, see Note 5: Loan Receivables to our consolidated financial statements.
For personal loan customers, in certain situations we offer various payment programs, including temporary and permanent programs. The temporary programs normally consist of a reduction of the minimum payment for a period of no longer than 12 months with the option of a final balloon payment required at the end of the loan term or an extension of the maturity date with the total term not exceeding nine years. Further, in certain circumstances, the interest rate on the loan is reduced. The permanent programs involve changing the terms of the loan in order to pay off the outstanding balance over a longer term and also in certain circumstances reducing the interest rate on the loan. Similar to the temporary programs, the total term may not exceed nine years. We also allow permanent loan modifications for customers who request financial assistance through external sources, similar to our credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are accounted for as troubled debt restructurings.
At December 31, 2016, there was $5.8 billion of private student loans in repayment, which includes both PCI and non-PCI loans to students who are not in deferment. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, we may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a troubled debt restructuring based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores. Prior to the third quarter of 2016, only a second forbearance when the borrower was 30 days or greater delinquent was considered a troubled debt restructuring. As a result, the student loan balances being accounted for as troubled debt restructurings increased, although it did not lead to significant changes in the balance of the overall allowance for loan losses.
Borrower performance after using payment programs or forbearance is monitored and we believe the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. We plan to continue to use payment programs and forbearance and, as a result, we expect to have additional loans classified as troubled debt restructurings in the future.
Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Years Ended December 31,			2016 vs. 2015 (decrease) increase		2015 vs. 2014 increase (decrease)
	2016	2015	2014	$	%	$	%
Discount and interchange revenue(1)	$1,055	$1,117	$979	$(62)	(6)%	$138	14%
Protection products	239	261	314	(22)	(8)%	(53)	(17)%
Loan fee income	343	335	334	8	2%	1	—%
Transaction processing revenue	155	159	182	(4)	(3)%	(23)	(13)%
Gain on investments	—	9	4	(9)	(100)%	5	125%
Gain on origination and sale of mortgage loans	—	68	81	(68)	(100)%	(13)	(16)%
Other income	89	108	121	(19)	(18)%	(13)	(11)%
Total other income	$1,881	$2,057	$2,015	$(176)	(9)%	$42	2%

(1)
Net of rewards, including Cashback Bonus rewards, of $1.4 billion, $1.3 billion and $1.4 billion for the years ended December 31, 2016, 2015 and 2014, respectively. In 2014, we made certain changes to our customer rewards program, eliminating forfeitures. These changes resulted in a one-time expense of $178 million due to the reversal of the estimate for customer rewards forfeiture, a contra-account to accrued expenses and other liabilities. The impact of actual forfeitures on discount and interchange revenue is not material for the years ended December 31, 2016 and 2015. Actual forfeitures resulted in additional discount and interchange revenue and total other income of $36 million for the year ended December 31, 2014.

Discount and Interchange Revenue
Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to network partners. We earn discount revenue from fees charged to merchants with whom we have entered into card acceptance agreements for processing credit card purchase transactions. We earn acquirer interchange revenue primarily from merchant acquirers on all Discover Network card transactions and certain Diners Club transactions made by credit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing credit card purchase transactions. We incur an interchange cost to card-issuing entities that have entered into contractual arrangements to issue cards on the Discover Network and on certain transactions on the Diners Club network. This cost is contractually established and is based on the card-issuing organization's transaction volume and is reported as a reduction to discount and interchange revenue. We offer our customers various reward programs, including the Cashback Bonus reward program, pursuant to which we pay certain customers a percentage of their purchase amounts based on the type and volume of the customer's purchases. Reward costs are recorded as a reduction to discount and interchange revenue. Discount and interchange revenue decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily driven by higher rewards partially offset by higher transaction volume. Discount and interchange revenue increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily driven by lower prior year reward costs as a result of the rewards redemption policy change in 2014. Also contributing to the increase was higher gross discount and interchange revenue resulting from higher sales volume.

Protection Products
We earn revenue related to fees received for providing ancillary products and services, including payment protection and identity theft protection services, to customers. The amount of revenue recorded is generally based on either a percentage of a customer's outstanding balance or a flat fee and is recognized as earned. Protection product revenue decreased for the years ended December 31, 2016 and 2015 as compared to the previous year, reflecting the impact of our no longer selling these products and eliminating related retention efforts.
Transaction Processing Revenue
Transaction processing revenue represents switch fees charged to financial institutions and merchants for processing ATM, debit and POS transactions over the PULSE network, as well as various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue decreased for the years ended December 31, 2016 and 2015 as compared to the previous year, due to lower POS transactions.
Gain on Origination and Sale of Mortgage Loans
Gain on sale of mortgage loans consists of the net gain on the origination and sale of loans as well as the net gain on the related interest rate lock commitments and the net gain or loss on forward delivery contracts. There was no revenue related to mortgage banking operations for the year ended December 31, 2016. Revenue related to mortgage banking operations declined for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the closure of our mortgage origination business.
Other Income
Other income includes royalty revenues earned by Diners Club, merchant fees, revenue from the transition services agreement related to the acquisition of Student Loan Corporation, revenue from merchants related to reward programs, revenues from network partners and other miscellaneous revenue items. Other income decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a gain on sale of securities in 2015. Other income decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to decreased revenue for Diners Club resulting from the sale of Diners Club Italy in October 2015.
Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Years Ended December 31,			2016 vs. 2015 increase (decrease)		2015 vs. 2014 increase
	2016	2015	2014	$	%	$	%
Employee compensation and benefits	$1,379	$1,327	$1,242	$52	4%	$85	7%
Marketing and business development	731	745	735	(14)	(2)%	10	1%
Information processing and communications	339	349	346	(10)	(3)%	3	1%
Professional fees	605	610	450	(5)	(1)%	160	36%
Premises and equipment	95	95	92	—	—%	3	3%
Other expense	435	489	475	(54)	(11)%	14	3%
Total other expense	$3,584	$3,615	$3,340	$(31)	(1)%	$275	8%

Total other expense decreased $31 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily driven by completion of look back related anti-money laundering remediation expenses in the second quarter of 2016 and a decrease in other expenses and marketing and business development costs, offset by an increase in compliance activities costs and employee compensation and benefits. The decrease in other expense was primarily driven by exit charges related to the closure of our mortgage origination business in 2015, lower fraud losses and increased fraud recoveries. The increase in employee compensation and benefits costs was primarily due to higher salaries as well as growth in overall headcount driven in part by regulatory and compliance needs.

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
Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	2.7	2.5	2.8
Tax credits	(1.8)	(1.0)	(0.6)
Other	(1.4)	(0.1)	(0.1)
Effective income tax rate	34.5%	36.4%	37.1%

Income tax expense	$1,263	$1,315	$1,371

For the year ended December 31, 2016, income tax expense decreased $52 million, or 4.0%, and the effective income tax rate decreased 1.9% as compared to the year ended December 31, 2015. The decrease in rates is primarily due to certain tax credits, the settlement with the United States Congress Joint Committee on Taxation and the resolution of certain federal and state tax matters.
Income tax expense decreased $56 million, or 4.1%, reflecting a decrease in pretax income, and a decline in the effective tax rate 0.7% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. These changes are due to favorable adjustments to unrecognized tax benefits from resolving certain tax matters, and a one-time adjustment in 2014 to deferred taxes on limited partnership investments with no similar adjustment in 2015.
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
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At December 31, 2016, we had $36.0 billion of direct-to-consumer deposits and $16.0 billion of brokered and other deposits.

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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity, and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of December 31, 2016, the DiscoverSeries three-month rolling average excess spread was 13.48%.
We may elect to add receivables to the restricted pool of receivables subject to certain requirements. We elected to add receivables to the restricted pool of receivables as of the end of second quarter 2016. The addition increased the capacity to issue notes to investors or draw on commitments through privately placed securitizations, and resulted in a decrease in receivables pledged at the Federal Reserve discount window. No accounts were added to those restricted for securitization investors for the remainder of the year. For additional information regarding the seller's interest requirement, see Note 6: Credit Card and Student Loan Securitization Activities to our consolidated financial statements.
At December 31, 2016, we had $15.6 billion of outstanding public asset-backed securities and $5.2 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At December 31, 2016	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$15,562	$4,698	$9,233	$1,631	$—

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
Other Long-Term Borrowings—Student Loans
At December 31, 2016, we had $879 million of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.

Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

Principal Amount Outstanding
At December 31, 2016
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2017-2025	$2,090
Discover Financial Services (Parent Company) fixed-rate retail notes maturing 2017-2031	$169
Discover Bank fixed-rate senior bank notes, maturing 2018-2026	$6,077
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2020	$696

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the Federal Funds market or the repurchase (“repo”) market through repurchase agreements. Federal Funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At December 31, 2016, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn borrowing capacity through privately placed asset-backed securitizations. At December 31, 2016, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress testing results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically performing draws as operational tests.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2016, Discover Bank had $24.2 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
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

Downgrades in these credit ratings could result in higher interest expense on our unsecured debt and asset securitizations, as well as higher collateral enhancement requirements for both our public and private asset securitization. In addition to increased funding costs, deterioration in credit ratings could reduce our borrowing capacity in the unsecured debt and asset securitization capital markets.
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at December 31, 2016. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit ratings were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of December 31, 2016, would have been $51 million.
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
We maintain a liquidity risk and funding management policy which outlines the overall framework and general principles for managing liquidity risk across our businesses. The policy is approved by the Board of Directors with the implementation responsibilities delegated to the Asset and Liability Management Committee (the “ALCO”). We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors the liquidity risk profiles of DFS and Discover Bank and oversees any actions Corporate Treasury may take to ensure that we maintain ready access to our funding sources and sufficient liquidity to meet current and projected financial obligations. In addition, the ALCO and our Board of Directors regularly review our compliance with our liquidity limits at DFS and Discover Bank, which are established in accordance with the liquidity risk appetite articulated by our Board.
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
At December 31, 2016, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or, pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our Statement of Financial Condition as well as operational requirements and market conditions.
At December 31, 2016, our liquidity portfolio and undrawn credit facilities were $42.8 billion, which was $70 million higher than the balance at December 31, 2015. During the year ended December 31, 2016, the average balance of our liquidity portfolio was $13.6 billion.

	December 31,
	2016	2015
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$11,103	$9,121
Investment securities(2)	1,532	2,956
Total liquidity portfolio	12,635	12,077
Private asset-backed securitizations(3)	6,000	6,750
Primary liquidity sources	18,635	18,827
Federal Reserve discount window(3)	24,194	23,932
Total liquidity portfolio and undrawn credit facilities	$42,829	$42,759

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $73 million and $7 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2016 and December 31, 2015, respectively.

(3)	See " — Additional Funding Sources" for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At December 31, 2016, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company level within a short period of time. See Note 10: Long-Term Borrowings to our consolidated financial statements for further information regarding our debt. Our ALCO and Board of Directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our board.
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

At December 31, 2016, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
As discussed in Note 18: Capital Adequacy to our consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules. We believe that providing an estimate of our capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of December 31, 2016, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity as of December 31, 2016 (dollars in millions):

	December 31, 2016	December 31, 2015
Total common stockholders’ equity(1)	$10,763	$10,715
Less: Goodwill	(255)	(255)
Less: Intangible assets, net	(166)	(168)
Tangible common equity	$10,342	$10,292

(1)	Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules to CET1 capital and risk-weighted assets calculated under fully phased-in Basel III rules (dollars in millions):

December 31, 2016
Common equity Tier 1 capital (Basel III transition)	$10,592
Adjustments related to capital components during transition(1)	(52)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,540

Risk-weighted assets (Basel III fully phased-in)(2)	$80,033
Common equity Tier 1 capital ratio (Basel III fully phased-in)	13.2%

(1)	Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.

(2)	Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past-due loans and unfunded commitments.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over a nine quarter planning horizon. In April 2016, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review program, which included planned dividends and share repurchases over the nine quarter planning horizon. In June 2016, we received non-objection from the Federal Reserve with respect to our proposed capital actions through June 30, 2017. On August 19, 2016, we received a non-objection from the Federal Reserve with respect to the repurchase of up to an additional $100 million of shares of our common stock. This amount is in addition to the $1.95 billion of share repurchases included in our 2016 capital plan. Our ability to make capital distributions, including our ability to pay dividends on or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.
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

We recently declared a quarterly cash dividend on our common stock of $0.30 per share, payable on February 23, 2017 to holders of record on February 9, 2017, which is consistent with the dividend amount that we paid in the third and fourth quarters of 2016. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on March 6, 2017 to holders of record on February 17, 2017, which was the same as the amount paid on our preferred stock in each of the prior four quarters.
On July 14, 2016, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.5 billion of our outstanding shares of common stock. The program expires on October 31, 2017 and may be terminated at any time. This program replaced the prior $2.2 billion program, which had $158 million of remaining authorization. During the year ended December 31, 2016, we repurchased approximately 34 million shares, or 8%, of our outstanding common stock for $1.9 billion. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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

		Payments Due By Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
At December 31, 2016
Deposits(1)(2)	$51,992	$36,984	$8,390	$4,005	$2,613
Borrowings(3)	25,443	5,100	11,256	4,121	4,966
Operating leases	76	13	20	15	28
Interest payments on fixed-rate debt	2,314	529	813	457	515
Purchase obligations(4)	914	473	337	94	10
Other liabilities(5)	268	16	84	51	117
Total contractual obligations	$81,007	$43,115	$20,900	$8,743	$8,249

(1)
Deposits do not include interest payments because payment amounts and timing cannot be reasonably estimated as certain deposit accounts have early withdrawal rights and the option to roll interest payments into the balance.

(2)	Deposits due in less than one year include deposits with indeterminate maturities.

(3)
See Note 10: Long-Term Borrowings to our consolidated financial statements for further discussion. Total future payment of interest charges for the floating-rate notes is estimated to be $464 million as of December 31, 2016, utilizing the current interest rates as of that date.

(4)
Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license, telecommunications agreements and global acceptance contracts. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at December 31, 2016 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.

(5)
Other liabilities include our expected future contributions to our pension plan, the contingent liability associated with our equity method securities and a commitment to purchase certain when-issued mortgage-backed securities under an agreement with the Delaware State Housing Authority as part of our community reinvestment initiatives.

As of December 31, 2016 our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $158 million and approximately $52 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty have been excluded from the contractual obligations table. See Note 16: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At December 31, 2016, our unused commitments were approximately $192.6 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At December 31, 2016, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2016, we estimate that net interest income over the following 12-month period would increase by approximately $201 million, or 3%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2015, we estimated that net interest income over the following 12-month period would increase by approximately $217 million, or 3%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not historically occurred in the United States. Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings are dependent on multiple factors including, but not limited to, the direction and timing of changes in interest rates the movement of short-term versus long-term rates, balance sheet design, competitor actions which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2016 of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those financial statements.
Chicago, Illinois
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Discover Financial Services as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
Chicago, Illinois
February 22, 2017

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition

	December 31,
	2016	2015
	(dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$11,914	$9,572
Restricted cash	95	99
Investment securities (includes $1,605 and $2,963 at fair value at December 31, 2016 and 2015, respectively)	1,757	3,084
Loan receivables:
Loan receivables	77,254	72,385
Allowance for loan losses	(2,167)	(1,869)
Net loan receivables	75,087	70,516
Premises and equipment, net	734	693
Goodwill	255	255
Intangible assets, net	166	168
Other assets	2,300	2,412
Total assets	$92,308	$86,799
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$51,461	$47,094
Non-interest bearing deposit accounts	531	437
Total deposits	51,992	47,531
Long-term borrowings	25,443	24,650
Accrued expenses and other liabilities	3,550	3,343
Total liabilities	80,985	75,524
Commitments, contingencies and guarantees (Notes 16, 19, and 20)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 562,414,040 and 560,679,352 shares issued at December 31, 2016 and 2015, respectively	5	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at December 31, 2016 and 2015, respectively	560	560
Additional paid-in capital	3,962	3,885
Retained earnings	15,130	13,250
Accumulated other comprehensive loss	(161)	(160)
Treasury stock, at cost; 173,648,023 and 139,000,423 shares at December 31, 2016 and 2015, respectively	(8,173)	(6,265)
Total stockholders’ equity	11,323	11,275
Total liabilities and stockholders’ equity	$92,308	$86,799

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

	December 31,
	2016	2015
	(dollars in millions)
Assets
Restricted cash	$95	$99
Loan receivables	$33,016	$30,551
Allowance for loan losses allocated to securitized loan receivables	$(955)	$(811)
Other assets	$4	$5
Liabilities
Long-term borrowings	$16,411	$16,735
Accrued expenses and other liabilities	$15	$12

See Notes to Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in millions, except per share amounts)
Interest income:
Credit card loans	$7,155	$6,626	$6,359
Other loans	1,361	1,243	1,151
Investment securities	38	49	67
Other interest income	62	27	19
Total interest income	8,616	7,945	7,596
Interest expense:
Deposits	687	623	614
Short-term borrowings	—	1	2
Long-term borrowings	711	639	518
Total interest expense	1,398	1,263	1,134
Net interest income	7,218	6,682	6,462
Provision for loan losses	1,859	1,512	1,443
Net interest income after provision for loan losses	5,359	5,170	5,019
Other income:
Discount and interchange revenue, net	1,055	1,117	979
Protection products revenue	239	261	314
Loan fee income	343	335	334
Transaction processing revenue	155	159	182
Gain on investments	—	9	4
Gain on origination and sale of mortgage loans	—	68	81
Other income	89	108	121
Total other income	1,881	2,057	2,015
Other expense:
Employee compensation and benefits	1,379	1,327	1,242
Marketing and business development	731	745	735
Information processing and communications	339	349	346
Professional fees	605	610	450
Premises and equipment	95	95	92
Other expense	435	489	475
Total other expense	3,584	3,615	3,340
Income before income tax expense	3,656	3,612	3,694
Income tax expense	1,263	1,315	1,371
Net income	$2,393	$2,297	$2,323
Net income allocated to common stockholders	$2,339	$2,246	$2,270
Basic earnings per common share	$5.77	$5.14	$4.91
Diluted earnings per common share	$5.77	$5.13	$4.90

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in millions)
Net income	$2,393	$2,297	$2,323
Other comprehensive (loss) income, net of taxes
Unrealized (loss) gain on available-for-sale investment securities, net of tax	(3)	(23)	4
Unrealized gain (loss) on cash flow hedges, net of tax	7	(13)	(20)
Unrealized pension plan (loss) gain, net of tax	(5)	14	(53)
Foreign currency translation adjustments, net of tax	—	—	(1)
Other comprehensive loss	(1)	(22)	(70)
Comprehensive income	$2,392	$2,275	$2,253

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(dollars in millions, shares in thousands)
Balance at December 31, 2013	575	$560	555,350	$5	$3,687	$9,611	$(68)	$(2,986)	$10,809
Net income	—	—	—	—	—	2,323	—	—	2,323
Other comprehensive income	—	—	—	—	—	—	(70)	—	(70)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,564)	(1,564)
Common stock issued under employee benefit plans	—	—	62	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	2,782	—	100	—	—	—	100
Dividends — common stock ($0.92 per share)	—	—	—	—	—	(430)	—	—	(430)
Dividends — preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2014	575	560	558,194	5	3,790	11,467	(138)	(4,550)	11,134
Net income	—	—	—	—	—	2,297	—	—	2,297
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,715)	(1,715)
Common stock issued under employee benefit plans	—	—	83	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	2,402	—	91	—	—	—	91
Dividends — common stock ($1.08 per share)	—	—	—	—	—	(477)	—	—	(477)
Dividends — preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2015	575	560	560,679	5	3,885	13,250	(160)	(6,265)	11,275
Net income	—	—	—	—	—	2,393	—	—	2,393
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)
Purchases of treasury stock	—	—	—	—		—	—	(1,908)	(1,908)
Common stock issued under employee benefit plans	—	—	81	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	1,654	—	73	—	—	—	73
Dividends — common stock ($1.16 per share)	—	—	—	—	—	(476)	—	—	(476)
Dividends — preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2016	575	$560	562,414	$5	$3,962	$15,130	$(161)	$(8,173)	$11,323

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in millions)
Cash flows from operating activities
Net income	$2,393	$2,297	$2,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,859	1,512	1,443
Depreciation and amortization	351	391	369
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(395)	(432)	(474)
Net loss (gain) on origination and sale of loans, investments, and other assets	57	(26)	(56)
Proceeds from sale of mortgage loans originated for sale	—	2,714	2,811
Net principal disbursed on mortgage loans originated for sale	—	(2,519)	(2,700)
Other, net	113	(8)	275
Changes in assets and liabilities:
Increase in other assets	(187)	(237)	(238)
Increase in accrued expenses and other liabilities	234	162	73
Net cash provided by operating activities	4,425	3,854	3,826

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	1,342	1,517	1,460
Purchases of available-for-sale investment securities	—	(677)	(390)
Maturities of held-to-maturity investment securities	24	17	10
Purchases of held-to-maturity investment securities	(56)	(37)	(53)
Net principal disbursed on loans originated for investment	(5,978)	(3,479)	(5,095)
Purchases of other investments	(51)	(51)	(60)
Decrease in restricted cash	4	7	76
Proceeds from sale of premises and equipment	—	1	—
Purchases of premises and equipment	(179)	(168)	(145)
Proceeds from sale of subsidiaries	—	2	—
Net cash used for investing activities	(4,894)	(2,868)	(4,197)

Cash flows from financing activities
Net decrease in short-term borrowings	—	(113)	(27)
Proceeds from issuance of securitized debt	3,070	2,975	5,049
Maturities and repayment of securitized debt	(3,419)	(3,634)	(4,678)
Proceeds from issuance of other long-term borrowings	1,122	2,789	1,646
Proceeds from issuance of common stock	7	5	5
Purchases of treasury stock	(1,908)	(1,715)	(1,564)
Net increase in deposits	4,453	1,510	1,137
Dividends paid on common and preferred stock	(514)	(515)	(467)
Net cash provided by financing activities	2,811	1,302	1,101
Net increase in cash and cash equivalents	2,342	2,288	730
Cash and cash equivalents, at beginning of period	9,572	7,284	6,554
Cash and cash equivalents, at end of period	$11,914	$9,572	$7,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,211	$1,070	$933
Income taxes, net of income tax refunds	$1,300	$1,341	$1,388

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Background and Basis of Presentation
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
Change in Accounting Principle
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which makes the presentation of debt issuance costs consistent with that of debt discounts and premiums. This ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability. Before becoming effective for the Company on January 1, 2016, these costs were recorded as deferred charges presented in other assets on the consolidated statements of financial condition. The guidance requires retrospective application in the financial statements. As such, some balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of a related liability. The impact of adopting this ASU was a reduction of other assets of $137 million, a reduction of long-term borrowings of $74 million and a reduction of deposits of $63 million at December 31, 2015 when compared with the same 2015 balances not reflecting the debt issuance cost guidance. There was no impact to the consolidated statements of income.
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
It is also the Company's policy to consolidate any variable interest entity ("VIE") for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT") as well as three student loan securitization trusts acquired in 2010. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, i) the power to direct the activities that most significantly impact the economic performance of the trust, and ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other VIE during the years ended December 31, 2016, 2015 and 2014.
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
Recently Issued Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Whereas restricted cash balances have traditionally been excluded from the statement of cash flows, this ASU requires restricted cash and restricted cash equivalents to be included within the beginning and ending totals of cash, cash equivalents and restricted cash, presented on the statement of cash flows for the respective comparative reporting periods. Restricted cash and restricted cash equivalent inflows and outflows with external parties are required to be classified within the operating, investing, and/or financing activity sections of the statement of cash flows whereas transfers between cash and cash equivalents and restricted cash and restricted cash equivalents should no longer be presented on the statement of cash flows. ASU 2016-18 also requires the nature of the restrictions to be disclosed to help provide information about the sources and uses of these balances during a reporting period and a reconciliation of the cash, cash equivalents and restricted cash totals on the statement of cash flows to the related balance sheet line items when cash, cash equivalents, and restricted cash are presented in more than one line item on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements and must be provided for each period that a balance sheet is presented. The ASU will become effective for the Company on January 1, 2018, with early adoption permitted, and is not expected to have a material impact to the Company’s statement of cash flows.
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
The new rules are expected to affect the Company’s allowance for loan losses as a result of: (1) the requirement to measure the allowance based on all losses expected to occur over the remaining life of the loans receivable rather than including only losses deemed to be related to a past event or current condition, and (2) the reclassification of the non-accretable credit adjustment, currently embedded in the Company’s purchased credit-impaired ("PCI") student loan portfolio, into the allowance for loan losses. The separate measurement guidance applicable today for loans modified in a troubled debt restructuring will also be affected. Both troubled debt restructurings and PCI assets, which the ASU refers to as purchased credit-deteriorated (“PCD”), will still be subject to certain separate disclosure requirements. Measurement of credit impairment of available-for-sale debt securities will remain unchanged under the new rules, but any such impairment will be recorded through an allowance, rather than a direct write-down of the security.

The ASU will become effective for the Company on January 1, 2020, with early adoption permitted no sooner than January 1, 2019. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective in an amount necessary to adjust the allowance for loan losses to equal the current estimate of expected losses on financial assets held at that date. Additionally, upon adoption, the carrying value of PCD loans will be increased through an offsetting addition to the allowance for loan losses for the amount of expected credit losses on those loans, to be evaluated and adjusted on a periodic basis, and any non-credit premium or discount will be amortized or accreted to interest income from that point forward over the remaining life of PCD loans. Management is evaluating the standard, initiating implementation efforts across the Company, and planning for loss modeling requirements consistent with lifetime expected loss estimates. Adoption of the standard could have a potentially material impact on how the Company records and reports its financial condition and results of operations, and on regulatory capital. The extent of the impact upon adoption will likely depend on the characteristics of the Company’s loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense for GAAP accounting purposes and the amount deductible for tax purposes, to be recorded directly through the income statement as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on net income today. The change in treatment of excess tax benefits and tax deficiencies will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the statement of cash flows. The ASU permits certain elective changes associated with stock compensation accounting. For example, companies can elect to account for forfeitures of awards as they occur rather than projecting forfeitures in the accrual of compensation expense. In addition, the ASU increases the proportion of shares an employer is permitted (though not required) to withhold on behalf of an employee to satisfy the employee’s income tax burden on a share-based award without causing the award to become subject to liability accounting. This ASU became effective for the Company on January 1, 2017. The impact to net income and earnings per share that will result from the treatment of excess tax benefits after adoption of ASU 2016-09 will depend on the difference between the market price of Company stock between the grant dates and subsequent vesting dates of share-based awards, and this impact could be positive or negative depending on how the Company’s stock price moves. The Company will continue to incorporate estimated forfeitures in the accrual of compensation expense. If the Company elects to permit employees to request withholdings of shares in excess of the statutory minimum to cover personal tax liabilities, it will have no financial statement impact. The Company has no plans to make any change concerning this practice at this time.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The guidance in this ASU provides clarification on the principal versus agent concept in relation to revenue recognition guidance issued as part of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 requires a company to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. ASU 2016-08 provides clarification for identifying the good, service or right being transferred in a revenue transaction and identifies the principal as the party that controls the good, service or right prior to its transfer to the customer. The ASU provides further clarity on how to evaluate control in this context. This guidance will become effective for the Company on January 1, 2018 and management is evaluating the impact of these changes as part of its overall evaluation of ASU 2014-09, discussed below.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance will require lessees to capitalize most leases on their balance sheet whereas under current GAAP only capital leases are recognized on the lessee’s balance sheet. Leases which today are identified as capital leases will generally be identified as financing leases under the new guidance but otherwise their accounting treatment will remain relatively unchanged. Leases identified today as operating leases will generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments will now be required to be recognized on the balance sheet for this type of lease. The manner in which expenses associated with all leases are reported on the income statement will remain mostly unchanged. Lessor accounting also remains substantially unchanged by the new standard. The new guidance will become effective for the Company on January 1, 2019, and management does not anticipate it to have a material impact on the consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. This ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Throughout 2015, management followed the discussions of the FASB and evaluated the conclusions published by its Transition Resource Group ("TRG"), specifically those pertaining to how the new revenue recognition rules should be interpreted for credit card arrangements, loyalty programs and transaction processing arrangements. Those discussions support the conclusion that timing and measurement of fee revenues associated with the Company’s credit card arrangements and costs associated with the Company’s credit card reward programs will not be impacted by the new rules. The FASB TRG discussions and guidance also support the conclusion that the timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, will remain substantially unchanged under the new accounting model. This conclusion covers the vast majority of the Company’s revenue that is within the scope of the new standard. While management continues to evaluate the remaining in-scope revenue items to determine what, if any, impact the rules will have on their accounting and reporting, no material impacts are expected. The new revenue recognition model will become effective for the Company on January 1, 2018. Upon adoption in 2018, the Company will record an adjustment, if needed, to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented. Because little if any change in timing or measurement of the Company’s revenue is expected to occur under the new standard, management does not expect to present any restated prior period amounts when the standard becomes effective in 2018.

2.	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments, with maturities of 90 days or less when purchased. Cash and cash equivalents included $1.2 billion and $0.9 billion of cash and due from banks and $10.7 billion and $8.6 billion of interest-earning deposits in other banks at December 31, 2016 and 2015, respectively.
Restricted Cash
Restricted cash includes cash for which the Company's ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2016, investment securities consisted of U.S. Treasury obligations, mortgage-backed securities issued by government agencies and debt instruments issued by states and political subdivisions of states. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income ("AOCI") included in stockholders' equity. The Company estimates the fair value of available-for-sale investment securities as more fully discussed in Note 21: Fair Value Measurements and Disclosures. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with GAAP applicable for investments in debt and equity securities. Realized gains and losses and the credit loss portion of other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.
Loan Receivables
Loan receivables consist of credit card receivables, other loans and PCI loans. Loan receivables also include unamortized net deferred loan origination fees and costs (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). Credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees and are reduced for unearned revenue related to balance transfer fees (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). Other loans consist of student loans, personal loans and other loans and are reported at their principal amounts outstanding. For student loans, principal amounts outstanding also include accrued interest that has been capitalized. The Company's loan receivables are deemed to be held for investment at origination or acquisition because management has the intent and ability to hold them for the foreseeable future. Cash flows associated with loans originated or acquired for investment are classified as cash flows from investing activities, regardless of a subsequent change in intent.
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
The initial estimates of the fair value of the PCI student loans included the impact of expected credit losses, and therefore, no allowance for loan losses was recorded as of the purchase dates. The difference between contractually required cash flows and cash flows expected to be collected, as measured at the acquisition dates, is not permitted to be accreted. Charge-offs are absorbed by this non-accretable difference and do not result in a charge to earnings. However, as noted below, a charge to provision expense may be necessary to the extent that expected credit losses increase after the acquisition date.
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

Delinquent Loans and Charge-Offs
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
Allowance for Loan Losses
The Company maintains an allowance for loan losses at a level that is appropriate to absorb probable losses inherent in the loan portfolio. The estimate of probable incurred losses considers uncollectible principal, interest and fees associated with the Company's loan receivables. The allowance is evaluated quarterly for appropriateness and is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance. Charge-offs of loan balances representing unpaid interest and fees result in a reversal of interest and fee income, respectively, which is effectively a reclassification of provision of loan losses (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”).
The Company calculates its allowance for loan losses by estimating probable losses separately for classes of the loan portfolio with similar loan characteristics, which generally results in segmenting the portfolio by loan product type.
The Company bases its allowance for loan losses on several analyses that help estimate incurred losses as of the balance sheet date. While the Company's estimation process includes historical data and analysis, there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. For substantially all of its loan receivables, the Company uses a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The Company uses other analyses to estimate losses incurred on non-delinquent and bankrupt accounts. The considerations in these analyses include past and current loan performance, loan growth and seasoning, current risk management practices, account collection strategies, economic conditions, bankruptcy filings, policy changes and forecasting uncertainties. Consideration of past and current loan performance includes the post-modification performance of loans modified in a troubled debt restructuring. For the majority of its portfolio, the Company estimates its allowance for loan losses on a pooled basis, which includes loans that are delinquent and/or no longer accruing interest and/or certain loans that have defaulted from a loan modification program.
As part of certain collection strategies, the Company may modify the terms of loans to customers experiencing financial hardship. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance are accounted for as troubled debt restructurings. The Company considers a modified loan in which a concession has been granted to the borrower to be a troubled debt restructuring based on the cumulative length of the concession period and credit quality of the borrower.

Loan receivables, other than PCI loans, that have been modified under a troubled debt restructuring are evaluated separately from the pools of receivables that are subject to the collective analyses described above. Loan receivables modified in a troubled debt restructuring are recorded at their present values with impairment measured as the difference between the recorded investment in the loan and the discounted present value of cash flows expected to be collected. Consistent with the Company's measurement of impairment of modified loans on a pooled basis, the discount rate used for credit card loans in internal programs is the average current annual percentage rate applied to non-impaired credit card loans, which approximates what would have applied to the pool of modified loans prior to modification. The discount rate used for credit card loans in external programs reflects a rate that is consistent with rates offered to cardmembers not in a program that have similar risk characteristics. For student and personal loans, the discount rate used is the average contractual rate prior to modification. Changes in the present value are recorded in the provision for loan losses. All of the Company's troubled debt restructurings, which are evaluated collectively on an aggregated (by loan type) basis, have a related allowance for loan losses.
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
Cloud computing arrangements involving the licensing of software that meet certain criteria are recognized as the acquisition of software. Such assets are measured at the present value of the license obligation, if the license is to be paid over time, in addition to any capitalized upfront costs and amortized over the life of the arrangement. Cloud computing arrangements that do not meet the criteria to be recognized as acquired software are accounted for as service contracts. To date, none of the Company’s cloud computing arrangements have met the criteria to be recognized as acquired software.
Goodwill
Goodwill is recorded as part of the Company's acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company's goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's reported goodwill relates to PULSE, which it acquired in 2005. The Company's goodwill impairment analysis is a two-step test. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying value including goodwill, goodwill is not impaired. If the carrying value including goodwill exceeds its fair value, goodwill is potentially impaired and the second step of the test becomes necessary. In the second step, the implied fair value of goodwill is derived and compared to the carrying amount of goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the fair values of all identifiable assets less the liabilities associated with the reporting unit. If the carrying value of goodwill allocated to the reporting unit exceeds its implied fair value, an impairment charge is recorded for the excess. No impairment was identified during the impairment test conducted at October 1, 2016.

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
The Company's non-amortizable intangible assets consist of the international transaction processing rights and brand-related intangibles included in the acquisition of Diners Club as well as the trade names acquired in The Student Loan Corporation acquisition. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. All of the Company's non-amortizable intangible assets are subject to a test for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As required by GAAP, if the carrying value of a non-amortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for non-amortizable intangible assets. No impairment was identified during the impairment test conducted at October 1, 2016.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost, net of estimated forfeitures, is recognized over the requisite service period, except for awards granted to retirement-eligible employees, which are fully expensed on the grant date. No compensation cost is recognized for awards that are subsequently forfeited.
Advertising Costs
The Company expenses television advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $196 million, $198 million and $194 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Financial Instruments Used for Asset and Liability Management
The Company utilizes derivative financial instruments to manage its various exposures to changes in fair value of certain assets and liabilities, variability in future cash flows arising from changes in interest rates or other types of forecasted transactions, and changes in foreign exchange rates. All derivatives are carried at their estimated fair values on the Company’s consolidated statements of financial condition. Derivatives having gross positive fair values, inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivatives with gross negative fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. The methodologies used to estimate the fair values of these derivative financial instruments are described in Note 21: Fair Value Measurements and Disclosures. Collateral receivable or payable amounts associated with derivatives are not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits, respectively.
Certain of these instruments are designated and qualify for hedge accounting. A hedge is deemed effective to the extent that the change in fair value, cash flow, or net investment of the hedged item is offset by changes in the hedging instrument. If the change in the hedging instrument is more or less than the change in fair value, cash flow, or net investment of the hedged item, the difference is referred to as the ineffective portion of the hedge. Under cash flow hedge accounting, the effective portion of the change in the fair value of these derivative instruments is recognized in other comprehensive income ("OCI"). The change in fair value of these derivative instruments relating to the ineffective portion is recognized immediately in other income. Amounts accumulated in OCI are reclassified to earnings in the period during which the hedged items affect income. The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. Amounts are reclassified out of AOCI into earnings when a hedged net investment is either sold or substantially liquidated. Under fair value hedge accounting, changes in both (i) the fair values of the derivative instruments and (ii) the fair values of the hedged items relating to the risks being hedged, including net differences, if any (i.e., ineffectiveness), are recorded in interest expense. Certain other derivatives are not designated as hedges or do not qualify for hedge accounting; changes in the fair value of these derivatives are recorded in other income. These transactions are discussed in more detail in Note 22: Derivatives and Hedging Activities.
Accumulated Other Comprehensive Income
The Company records unrealized gains and losses on available-for-sale securities, changes in the fair value of cash flow hedges, and certain pension and foreign currency translation adjustments in OCI on an after-tax basis where applicable. Details of other comprehensive income, net of tax, are presented in the statement of comprehensive income, and a rollforward of AOCI is presented in the statement of changes in stockholders' equity and Note 14: Accumulated Other Comprehensive Income.
Significant Revenue Recognition Accounting Policies
Loan Interest and Fee Income
Interest on loans is comprised largely of interest on credit card loans and is recognized based upon the amount of loans outstanding and their contractual interest rate. Interest on credit card loans is included in loan receivables when billed to the customer. The Company accrues unbilled interest revenue each month from a customer's billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in accrued interest receivable on the consolidated statements of financial condition. Interest on other loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable, which is included in other assets, in the consolidated statements of financial condition. Interest related to PCI loans is discussed in Note 5: Loan Receivables.
The Company recognizes fees (except balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the life of the related balance. As of December 31, 2016 and 2015, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $41 million and $36 million, respectively. Loan fee income consists of fees on credit card loans and includes late, cash advance, returned check and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2016 and 2015, the remaining unamortized deferred costs related to loan origination were $74 million and $58 million, respectively, and were recorded in loan receivables.
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
Discount and Interchange Revenue
The Company earns discount revenue from fees charged to merchants with whom the Company has entered into card acceptance agreements primarily for processing credit card purchase transactions. The Company earns acquirer interchange revenue from merchant acquirers on all Discover Network, Diners Club and PULSE transactions made by credit and debit cardholders at merchants with whom merchant acquirers have entered into card acceptance agreements for processing payment card transactions. The Company pays issuer interchange to network partners who have entered into contractual arrangements to issue cards on the Company's networks as compensation for risk and other operating costs. The discount revenue or acquirer interchange is recognized as revenue, net of any associated issuer interchange cost, at the time the transaction is captured.
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer's purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the years ended December 31, 2016, 2015 and 2014, rewards costs, adjusted for estimated forfeitures, if any, amounted to $1.4 billion, $1.3 billion and $1.4 billion, respectively. The liability for customer rewards was $1.4 billion at December 31, 2016 and 2015, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a specifically identifiable benefit is received by the Company in consideration for the payment and the fair value of such benefit can be reasonably estimated. If no such benefit is identified, then the entire payment is classified as contra-revenue and included in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $25 million and $21 million at December 31, 2016 and 2015, respectively.

3.	Business Dispositions
On June 16, 2015, the Company announced the closing of the mortgage origination business it acquired in 2012, which was part of its Direct Banking segment. The disposition represented the exiting of an ancillary business and did not have a major impact on the Company’s operations.

4.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	December 31,
	2016	2015	2014
U.S. Treasury securities(1)	$674	$1,273	$1,330
U.S. government agency securities	—	494	1,033
States and political subdivisions of states	2	7	10
Residential mortgage-backed securities - Agency(2)	1,081	1,310	1,576
Total investment securities	$1,757	$3,084	$3,949

(1)	Includes $73 million, $7 million and $16 million of U.S. Treasury securities pledged as swap collateral as of December 31, 2016, 2015 and 2014, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2016
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$676	$—	$(2)	$674
Residential mortgage-backed securities - Agency	934	2	(5)	931
Total available-for-sale investment securities	$1,610	$2	$(7)	$1,605
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$2	$—	$—	$2
Residential mortgage-backed securities - Agency(3)	150	1	(1)	150
Total held-to-maturity investment securities	$152	$1	$(1)	$152

At December 31, 2015
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$1,277	$1	$(6)	$1,272
U.S. government agency securities	492	2	—	494
Residential mortgage-backed securities - Agency	1,195	6	(4)	1,197
Total available-for-sale investment securities	$2,964	$9	$(10)	$2,963
Held-to-Maturity Investment Securities(2)
U.S. Treasury securities(4)	$1	$—	$—	$1
States and political subdivisions of states	7	—	—	7
Residential mortgage-backed securities - Agency(3)	113	1	—	114
Total held-to-maturity investment securities	$121	$1	$—	$122

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

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

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months
		Fair Value	Unrealized Losses
December 31, 2016
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$674	$(2)
Residential mortgage-backed securities - Agency	19	$586	$(5)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	31	$61	$(1)

December 31, 2015
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$670	$(6)
Residential mortgage-backed securities - Agency	15	$486	$(4)

There were no investment securities in a continuous unrealized loss position for more than 12 months at December 31, 2016 and 2015, respectively. There were no losses related to other-than-temporary impairments during the years ended December 31, 2016, 2015 and 2014.
The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Proceeds from the sales of available-for-sale investment securities	$—	$899	$1,220
Gains on sales of available-for-sale investment securities	$—	$8	$4
Net unrealized (losses) gains recorded in OCI, before tax	$(4)	$(37)	$5
Net unrealized (losses) gains recorded in OCI, after-tax	$(3)	$(23)	$4

Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the tables below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At December 31, 2016
Available-for-Sale—Amortized Cost
U.S. Treasury securities	$—	$676	$—	$—	$676
Residential mortgage-backed securities - Agency	—	—	285	649	934
Total available-for-sale investment securities	$—	$676	$285	$649	$1,610

Held-to-Maturity—Amortized Cost
State and political subdivisions of states	$—	$—	$—	$2	$2
Residential mortgage-backed securities - Agency	—	—	—	150	150
Total held-to-maturity investment securities	$—	$—	$—	$152	$152

Available-for-Sale—Fair Values
U.S. Treasury securities	$—	$674	$—	$—	$674
Residential mortgage-backed securities - Agency	—	—	284	647	931
Total available-for-sale investment securities	$—	$674	$284	$647	$1,605

Held-to-Maturity—Fair Values
State and political subdivisions of states	$—	$—	$—	$2	$2
Residential mortgage-backed securities - Agency	—	—	—	150	150
Total held-to-maturity investment securities	$—	$—	$—	$152	$152

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At December 31, 2016
Available-for-Sale—Weighted-Average Yields(1)
U.S Treasury securities	—%	0.91%	—%	—%	0.91%
Residential mortgage-backed securities - Agency	—%	—%	1.55%	2.06%	1.91%
Total available-for-sale investment securities	—%	0.91%	1.55%	2.06%	1.49%

Held-to-Maturity—Weighted-Average Yields
State and political subdivisions of states	—%	—%	—%	4.73%	4.73%
Residential mortgage-backed securities	—%	—%	—%	2.68%	2.68%
Total held-to-maturity investment securities	—%	—%	—%	2.71%	2.71%

(1)	The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.

The following table presents interest on investment securities (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Taxable interest	$38	$49	$66
Tax exempt interest	—	—	1
Total income from investment securities	$38	$49	$67

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of December 31, 2016 and 2015, the Company had outstanding investments in these entities of $326 million and $328 million, respectively, and related contingent liabilities of $64 million and $57 million, respectively. Of the above outstanding equity investments, the Company had $270 million and $238 million of investments related to affordable housing projects, which had $64 million and $57 million related contingent liabilities as of December 31, 2016 and 2015, respectively.

5.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI student loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	December 31,
	2016	2015
Loan receivables
Credit card loans(1)	$61,522	$57,896
Other loans
Personal loans	6,481	5,490
Private student loans	6,393	5,647
Other	274	236
Total other loans	13,148	11,373
PCI loans(2)	2,584	3,116
Total loan receivables	77,254	72,385
Allowance for loan losses	(2,167)	(1,869)
Net loan receivables	$75,087	$70,516

(1)
Amounts include $20.8 billion and $21.6 billion underlying investors’ interest in trust debt at December 31, 2016 and 2015, respectively, and $10.8 billion and $7.2 billion in seller's interest at December 31, 2016 and 2015, respectively. The increase in the seller's interest from December 31, 2015 to December 31, 2016 is due in part to the addition of randomly-selected accounts to the credit card loan receivables restricted for securitization investors in order to increase excess seller's interest and related securitization capacity. See Note 6: Credit Card and Student Loan Securitization Activities for further information.

(2)
Amounts include $1.4 billion and $1.7 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at December 31, 2016 and 2015, respectively. See Note 6: Credit Card and Student Loan Securitization Activities.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At December 31, 2016
Credit card loans(2)	$655	$597	$1,252	$544	$189
Other loans
Personal loans(3)	55	19	74	18	8
Private student loans (excluding PCI)(4)	106	35	141	35	—
Other	1	1	2	—	19
Total other loans (excluding PCI)	162	55	217	53	27
Total loan receivables (excluding PCI)	$817	$652	$1,469	$597	$216

At December 31, 2015
Credit card loans(2)	$505	$490	$995	$422	$198
Other loans
Personal loans(3)	34	15	49	13	6
Private student loans (excluding PCI)(4)	84	24	108	25	—
Other	—	1	1	—	20
Total other loans (excluding PCI)	118	40	158	38	26
Total loan receivables (excluding PCI)	$623	$530	$1,153	$460	$224

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $31 million, $30 million and $27 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $58 million and $42 million of loans accounted for as troubled debt restructurings at December 31, 2016 and 2015, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $2 million and $4 million of loans accounted for as troubled debt restructurings at both December 31, 2016 and 2015, respectively.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $3 million of loans accounted for as troubled debt restructurings at December 31, 2016 and 2015.

Information related to the net charge-offs in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	For the Years Ended December 31,
	2016		2015		2014
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$1,343	2.34%	$1,220	2.22%	$1,191	2.27%
Other loans
Personal loans	151	2.55%	112	2.15%	94	2.04%
Private student loans (excluding PCI)	67	1.10%	56	1.07%	57	1.29%
Other	—	—%	1	0.79%	3	0.76%
Total other loans	218	1.78%	169	1.57%	154	1.63%
Net charge-offs (excluding PCI)	$1,561	2.24%	$1,389	2.12%	$1,345	2.17%
Net charge-offs (including PCI)	$1,561	2.16%	$1,389	2.01%	$1,345	2.04%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.

As part of credit risk management activities, on an ongoing basis the Company reviews information related to the performance of a customer’s account with the Company as well as information from credit bureaus, such as FICO or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed monthly or quarterly thereafter to assist in predicting customer behavior. Historically, the Company has noted that a significant portion of delinquent accounts have FICO scores below 660.
The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At December 31, 2016
Credit card loans	82%	18%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	95%	5%

At December 31, 2015
Credit card loans	83%	17%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At December 31, 2016 and 2015, there were $19 million and $31 million, respectively, of private student loans, including PCI, in forbearance, respectively, representing 0.3% and 0.5%, respectively of total student loans in repayment and forbearance.

Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses for the periods presented (dollars in millions):

	For the Year Ended December 31, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	1,579	196	82	2	1,859
Deductions
Charge-offs	(1,786)	(172)	(76)	—	(2,034)
Recoveries	443	21	9	—	473
Net charge-offs	(1,343)	(151)	(67)	—	(1,561)
Balance at end of period	$1,790	$200	$158	$19	$2,167

	For the Year Ended December 31, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	1,300	147	64	1	1,512
Deductions
Charge-offs	(1,660)	(129)	(65)	(1)	(1,855)
Recoveries	440	17	9	—	466
Net charge-offs	(1,220)	(112)	(56)	(1)	(1,389)
Balance at end of period	$1,554	$155	$143	$17	$1,869

	For the Year Ended December 31, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions
Provision for loan losses	1,259	102	79	3	1,443
Deductions
Charge-offs	(1,636)	(105)	(62)	(3)	(1,806)
Recoveries	445	11	5	—	461
Net charge-offs	(1,191)	(94)	(57)	(3)	(1,345)
Balance at end of period	$1,474	$120	$135	$17	$1,746

(1)	Includes both PCI and non-PCI private student loans.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$275	$278	$283
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$69	$71	$69

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At December 31, 2016
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,623	$179	$105	$3	$1,910
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	167	21	18	16	222
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	35	—	35
Total allowance for loan losses	$1,790	$200	$158	$19	$2,167
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$60,437	$6,400	$6,307	$219	$73,363
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,085	81	86	55	1,307
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,584	—	2,584
Total recorded investment	$61,522	$6,481	$8,977	$274	$77,254

At December 31, 2015
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,394	$140	$92	$1	$1,627
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	160	15	15	16	206
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	36	—	36
Total allowance for loan losses	$1,554	$155	$143	$17	$1,869
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$56,877	$5,422	$5,599	$179	$68,077
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,019	68	48	57	1,192
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	3,116	—	3,116
Total recorded investment	$57,896	$5,490	$8,763	$236	$72,385

(1)	Includes both PCI and non-PCI private student loans.

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

(3)
The unpaid principal balance of credit card loans was $935 million and $869 million at December 31, 2016 and 2015 respectively. The unpaid principal balance of personal loans was $79 million and $67 million at December 31, 2016 and 2015, respectively. The unpaid principal balance of student loans was $84 million and $47 million at December 31, 2016 and 2015, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, personal loan and student loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs which vary by product. External loan modification programs are also available for credit card and personal loans. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance, result in the loans being considered individually impaired. In addition, loans that defaulted or graduated from modification programs or forbearance are considered to be individually impaired.
For credit card customers, the temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent modification program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes permanent loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. Credit card loans included in temporary and permanent programs are accounted for as troubled debt restructurings.
For personal loan customers, in certain situations the Company offers various payment programs, including temporary and permanent programs. The temporary programs normally consist of a reduction of the minimum payment for a period of no longer than 12 months with the option of a final balloon payment required at the end of the loan term or an extension of the maturity date with the total term not exceeding nine years. Further, in certain circumstances the interest rate on the loan is reduced. The permanent program involves changing the terms of the loan in order to pay off the outstanding balance over a longer term and also in certain circumstances reducing the interest rate on the loan. Similar to the temporary programs, the total term may not exceed nine years. The Company also allows permanent loan modifications for customers who request financial assistance through external sources, similar to the credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are accounted for as troubled debt restructurings.
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a troubled debt restructuring based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores. Prior to the third quarter of 2016, only a second forbearance when the borrower was 30 days or greater delinquent was considered a troubled debt restructuring. As a result, the student loan balances being accounted for as troubled debt restructurings increased, although it did not lead to significant changes in the balance of the overall allowance for losses.
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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Year Ended December 31, 2016
Credit card loans(3)	$1,035	$88	$77
Personal loans	$73	$8	$3
Private student loans(4)	$63	$4	$—

For the Year Ended December 31, 2015
Credit card loans(3)	$1,018	$82	$75
Personal loans	$62	$7	$2
Private student loans(4)	$43	$3	N/A

For the Year Ended December 31, 2014
Credit card loans(3)	$1,069	$84	$77
Personal loans	$48	$5	$1
Private student loans(4)	$32	$3	N/A

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

(3)
Includes credit card loans that were modified in troubled debt restructurings, but are no longer enrolled in a troubled debt restructuring program due to noncompliance with the terms of the modification or successful completion of a program. The average balance of credit card loans that were no longer enrolled in a troubled debt restructuring program was $282 million, $261 million and $252 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

(4)
As a result of the updates implemented in the third quarter of 2016, some student loans accounted for as troubled debt restructurings have additional gross income that would have been recorded if the loans in modification programs had not been restructured and interest had instead been recorded in accordance with the original terms. For the year ended December 31, 2016, the gross income that would have been recorded with original terms for student loans in modification programs was not material.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the years ended December 31, 2016, 2015 and 2014, the Company quantified the amount by which interest and fees were reduced during the periods. During the years ended December 31, 2016, 2015 and 2014, the Company forgave approximately $34 million, $44 million and $42 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Years Ended December 31,
	2016		2015		2014
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	95,881	$565	83,479	$493	80,484	$485
Personal loans	4,606	$52	4,243	$50	3,528	$42
Private student loans	2,792	$49	1,362	$20	1,453	$21

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Years Ended December 31,
	2016		2015		2014
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	23,388	$123	18,299	$96	17,558	$92
Personal loans(2)	940	$11	644	$7	433	$5
Private student loans(3)	777	$12	1,103	$16	1,155	$18

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the years ended December 31, 2016, 2015 and 2014, approximately 37%, 40% and 35%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan losses analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at December 31, 2016 and 2015. Total PCI student loans had an outstanding balance of $2.7 billion and $3.3 billion, including accrued interest, and a related carrying amount of $2.6 billion and $3.1 billion, as of December 31, 2016 and 2015, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$965	$1,341	$1,580
Accretion into interest income	(185)	(220)	(260)
Other changes in expected cash flows	16	(156)	21
Balance at end of period	$796	$965	$1,341

Periodically the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the years ended December 31, 2016 and 2014. During the year ended December 31, 2015, the Company recorded $8 million of provision expense due to higher expected losses on its pools. The allowance for PCI loan losses at December 31, 2016 and 2015 was $35 million and $36 million, respectively. For the year ended December 31, 2016, the increase in the rates on variable loans during the first half of 2016 resulted in an increase in accretable yield. For the year ended December 31, 2015, the changes to the expected cash flow assumptions resulted in a decrease in accretable yield due primarily to changes in expected future prepayments based on model updates and assumptions changes as well as actual borrower prepayments. For the year ended December 31, 2014, the change in expected cash flow assumptions resulted in an increase related to expected life of the loans. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.

At December 31, 2016, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.88% and 0.87%, respectively. At December 31, 2015, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.53% and 0.88%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the years ended December 31, 2016, 2015 and 2014 was 0.52%, 0.55% and 0.64%, respectively.
Geographical Distribution of Loans
The Company originates credit card loans throughout the United States. The geographic distribution of the Company's credit card loan receivables was as follows (dollars in millions):

	December 31,
	2016		2015
	$	%	$	%
California	$5,317	8.6%	$4,947	8.5%
Texas	5,156	8.4	4,781	8.3
New York	4,295	7.0	4,061	7.0
Florida	3,793	6.2	3,463	6.0
Illinois	3,350	5.4	3,170	5.5
Pennsylvania	3,233	5.3	3,071	5.3
Ohio	2,646	4.3	2,511	4.3
New Jersey	2,282	3.7	2,163	3.7
Georgia	1,793	2.9	1,687	2.9
Michigan	1,744	2.8	1,661	2.9
Other States	27,913	45.4	26,381	45.6
Total credit card loans	$61,522	100.0%	$57,896	100.0%

The Company originates personal loans, student loans and other loans, and has PCI loans throughout the United States. The geographic distribution of personal, student, other and PCI loan receivables was as follows (dollars in millions):

	December 31,
	2016		2015
	$	%	$	%
New York	$1,792	11.4%	$1,743	12.0%
California	1,420	9.0	1,312	9.1
Pennsylvania	1,128	7.2	1,059	7.3
Illinois	961	6.1	865	6.0
Texas	927	5.9	804	5.5
New Jersey	813	5.2	737	5.1
Florida	666	4.2	578	4.0
Ohio	637	4.0	584	4.0
Massachusetts	568	3.6	559	3.9
Michigan	542	3.4	524	3.6
Other States	6,278	40.0	5,724	39.5
Total other loans (including PCI loans)	$15,732	100.0%	$14,489	100.0%

6.	Credit Card and Student Loan Securitization Activities
Credit Card Securitization Activities
The Company accesses the term asset securitization market through DCMT and DCENT, which are trusts into which credit card loan receivables are transferred (or, in the case of DCENT, into which beneficial interests in DCMT are transferred) and from which DCENT issues notes to investors.
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The subordinated classes are held by wholly-owned subsidiaries of Discover Bank. The Company is exposed to credit-related risk of loss associated with trust assets as of the balance sheet date through the retention of these subordinated interests. The estimated probable incurred loss is included in the allowance for loan losses estimate.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	December 31,
	2016	2015
Restricted cash	$23	$19
Investors’ interests held by third-party investors	15,625	15,625
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,189	6,017
Seller’s interest	10,812	7,231
Loan receivables(1)	31,626	28,873
Allowance for loan losses allocated to securitized loan receivables(1)	(928)	(783)
Net loan receivables	30,698	28,090
Other(2)	4	5
Carrying value of assets of consolidated variable interest entities	$30,725	$28,114

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
Through its wholly-owned indirect subsidiary, Discover Funding LLC, the Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. The Company retains significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT. The Company may elect to add receivables to the restricted pool of receivable subject to certain requirements. The Company also has the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met. The Company elected to add receivables to the restricted pool of receivables as of the end of second quarter 2016. No accounts were added to those restricted for securitization investors for the remainder of the year.
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of December 31, 2016, no economic or other early amortization events have occurred.
The table below provides information concerning investors’ interests and related excess spread (dollars in millions):

	Investors’ Interests(1)	Number of Series Outstanding	3-Month Rolling Average Excess Spread
At December 31, 2016
Discover Card Execution Note Trust (DiscoverSeries notes)	$20,814	36	13.48%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	December 31,
	2016	2015
Restricted cash	$72	$80

Student loan receivables(1)	1,390	1,678
Allowance for loan losses allocated to securitized loan receivables(1)	(27)	(28)
Net student loan receivables	1,363	1,650
Carrying value of assets of consolidated variable interest entities	$1,435	$1,730

(1)
The Company maintains its allowance for loan losses on PCI loans sufficient to absorb probable decreases in cash flows that were previously expected. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

7.	Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2016	2015
Land	$42	$42
Buildings and improvements	617	607
Capitalized equipment leases	2	2
Furniture, fixtures and equipment	847	804
Software	449	477
Premises and equipment	1,957	1,932
Less: Accumulated depreciation	(1,045)	(979)
Less: Accumulated amortization of software	(178)	(260)
Premises and equipment, net	$734	$693

Depreciation expense, which includes amortization of assets recorded under capital leases, was $77 million, $81 million and $78 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense on capitalized software was $57 million, $53 million and $48 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8.	Goodwill and Intangible Assets
Goodwill
As of December 31, 2016 and 2015, the Company had goodwill of $255 million related to PULSE, part of the Payment Services segment. The Company conducted its annual goodwill impairment test as of October 1, 2016 and 2015 and no impairment charges were identified.
Intangible Assets
The Company's amortizable intangible assets consisting of customer relationships and trade names resulted from various acquisitions and are primarily included in the Payment Services segment.
Non-amortizable intangible assets consist of trade name intangibles recognized in the acquisition of SLC, along with international transaction processing rights and trade name intangibles which are primarily included in the Payment Services segment. The Company conducted its annual impairment test of intangible assets as of October 1, 2016 and 2015 and no impairment charges were identified.
The following table summarizes the Company's intangible assets (dollars in millions):

		December 31,
		2016			2015
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets
Customer relationships	16 years	$66	$60	$6	$69	$61	$8
Trade name and other	25 years	8	3	5	8	3	5
Total amortizable intangible assets		74	63	11	77	64	13
Non-amortizable intangible assets
Trade names	N/A	132	—	132	132	—	132
International transaction processing rights	N/A	23	—	23	23	—	23
Total non-amortizable intangible assets		155	—	155	155	—	155
Total intangible assets		$229	$63	$166	$232	$64	$168

Amortization expense related to the Company's intangible assets was $3 million, $4 million and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents expected intangible asset amortization expense for the next five years based on intangible assets at the end of the current period (dollars in millions):

Year	Amount
2017	$2
2018	$2
2019	$2
2020	$1
2021	$—

9.	Deposits
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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	December 31,
	2016	2015
Certificates of deposit in amounts less than $100,000(1)	$20,225	$20,491
Certificates of deposit in amounts $100,000 or greater(2)	5,864	5,228
Savings deposits, including money market deposit accounts	25,372	21,375
Total interest-bearing deposits(1)	$51,461	$47,094

(1)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.

(2)
Includes $1.4 billion and $1.1 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of December 31, 2016 and December 31, 2015, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	December 31, 2016
Three months or less	$860
Over three months through six months	617
Over six months through twelve months	1,594
Over twelve months	2,793
Total	$5,864

The following table summarizes certificates of deposit maturing over the next five years and thereafter (dollars in millions):

Year	December 31, 2016
2017	$11,081
2018	5,605
2019	2,785
2020	2,264
2021	1,741
Thereafter	2,613
Total	$26,089

10.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	December 31, 2016				December 31, 2015
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)(8)	2017-2021	1.22%-5.65%	2.05%	$9,868	$9,152
Floating-rate asset-backed securities(2)(3)(8)	2017-2019	1.00%-1.24%	1.11%	5,694	6,440
Total Discover Card Master Trust I and Discover Card Execution Note Trust(8)				15,562	15,592

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2042	1.05%-4.50%	2.47%	849	1,143
Total SLC Private Student Loan Trusts				849	1,143
Total long-term borrowings - owed to securitization investors(8)				16,411	16,735

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)(8)	2017-2025	3.75%-10.25%	4.74%	2,090	2,066
Fixed-rate retail notes(8)	2017-2031	2.85%-4.40%	3.71%	169	39

Discover Bank
Fixed-rate senior bank notes(1)(8)	2018-2026	2.00%-4.25%	3.21%	6,077	5,115
Fixed-rate subordinated bank notes(8)	2019-2020	7.00%-8.70%	7.49%	696	695
Total long-term borrowings(8)				$25,443	$24,650

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt. See Note 22: Derivatives and Hedging Activities.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 30 to 54 basis points and 3-month LIBOR + 20 basis points as of December 31, 2016.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 22: Derivatives and Hedging Activities.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points, Prime rate + 75 to 100 basis points and 1-month LIBOR + 350 basis points as of December 31, 2016.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction. The swap does not qualify for hedge accounting and has no impact on debt carrying value. See Note 22: Derivatives and Hedging Activities.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $274 million of senior notes maturing in 2031, $505 million of senior and subordinated notes maturing in 2036 and $70 million of senior notes maturing in 2042 as of December 31, 2016.

(8)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.

The following table summarizes long-term borrowings maturing over each of the next five years and thereafter (dollars in millions):

Year	Amount
2017	$5,100
2018	5,266
2019	5,990
2020	3,082
2021	1,039
Thereafter	4,966
Total	$25,443

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2016, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn at December 31, 2016. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in calendar year 2018. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

11.	Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan ("Omnibus Plan") and the Discover Financial Services Directors' Compensation Plan ("Directors' Compensation Plan").
Omnibus Plan
The Omnibus Plan, which is stockholder approved, provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based and/or cash awards (collectively, “awards”). Currently, the Company does not have any stock options, stock appreciation rights or restricted stock outstanding. The total number of shares that may be granted is 45 million shares, subject to adjustments for certain transactions as described in the Omnibus Plan document. Shares granted under the Omnibus Plan may be the following: (i) authorized but unissued shares, and (ii) treasury shares that the Company acquires in the open market, in private transactions or otherwise.
Directors' Compensation Plan
The Directors' Compensation Plan, which is stockholder approved, permits the grant of RSUs to non-employee directors. Under the Directors' Compensation Plan, the Company may issue awards of up to a total of 1,000,000 shares of common stock to non-employee directors. Shares of stock that are issuable pursuant to the awards granted under the Directors' Compensation Plan may be authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $130,000 (effective January 1, 2017, $140,000) by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest on the one year anniversary of the date of grant. RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.

Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
RSUs	$41	$34	$33
PSUs	23	22	27
Total stock-based compensation expense	$64	$56	$60

Income tax benefit	$24	$21	$22

RSUs
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2015	2,917,163	$39.97	$156
Granted	881,984	$48.86
Conversions to common stock	(786,603)	$44.03
Forfeited	(80,491)	$51.39
RSUs at December 31, 2016	2,932,053	$41.24	$211

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 2015(1)	1,448,245	$50.67
Granted	881,984	$48.86
Vested	(827,797)	$45.92
Forfeited	(80,491)	$51.39
Unvested RSUs at December 31, 2016(1)	1,421,941	$52.27

(1)	Unvested RSUs represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
Compensation cost associated with RSUs is determined based on the number of units granted and the fair value on the date of grant. The fair value is amortized on a straight-line basis, net of estimated forfeitures over the requisite service period for each separately vesting tranche of the award. The requisite service period is generally the vesting period.
The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2016	2015	2014
Intrinsic value of RSUs converted to common stock	$38	$71	$72
Grant-date fair value of RSUs vested	$38	$38	$30
Weighted-average grant-date fair value of RSUs granted	$48.86	$56.71	$54.01

As of December 31, 2016 and 2015, there was $26 million and $28 million, respectively, of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 1.3 years and 1.5 years.
RSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.
PSUs
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2015	1,171,385	$48.21	$63
Granted	476,117	$48.59
Conversions to common stock	(516,341)	$38.89
Forfeited	(35,707)	$53.98
PSUs at December 31, 2016	1,095,454	$52.58	$79

The following table sets forth the activity related to unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested PSUs at December 31, 2015	1,171,385	$48.21
Granted	476,117	$48.59
Vested	(516,341)	$38.89
Forfeited	(35,707)	$53.98
Unvested PSUs at December 31, 2016(1)(2)(3)	1,095,454	$52.58

(1)
Includes 333,063 PSUs granted in 2014 that are earned based on the Company's achievement of EPS during the three-year performance period which ends December 31, 2016 and are subject to the requisite service period which ended February 1, 2017.

(2)
Includes 306,917 PSUs granted in 2015 that are earned based on the Company's achievement of EPS during the three-year performance period which ends December 31, 2017 and are subject to the requisite service period which ends February 1, 2018.

(3)
Includes 455,474 PSUs granted in 2016 that may be earned based on the Company's achievement of EPS during the three-year performance period which ends December 31, 2018 and are subject to the requisite service period which ends February 1, 2019.

Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Each PSU outstanding at December 31, 2016 is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to 1.5 shares per unit of the Company's common stock on the conversion date for the PSU, contingent on the number of PSUs to be issued. PSUs have a performance period of three years and a vesting period of three years. The requisite service period of an award, having both performance and service conditions, is the longest of the explicit, implicit and derived service periods.
As of December 31, 2016, there was $23 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.2 years. As of December 31, 2015, there was $22 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 0.9 years.
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

At December 31, 2016, all the Company's stock options were fully vested and exercised. The Company had 93,712 options outstanding at December 31, 2015 with a weighted-average exercise price of $26.68 and a weighted-average remaining contractual term of 0.95 years. Cash received from the exercise of stock options and income tax benefit realized from the exercise of stock options was not material for the years ended December 31, 2016 and 2015. The intrinsic value of options exercised was not material for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015 there was no unrecognized compensation cost related to non-vested stock options granted under the Company's Omnibus Plan, as all these options have vested.
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
Net Periodic Benefit Cost
Net periodic benefit cost expensed by the Company included the following components (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Service cost, benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	23	23	22
Expected return on plan assets	(25)	(24)	(23)
Net amortization	4	5	3
Net periodic benefit cost	$2	$4	$2

Accumulated Other Comprehensive Income
Pretax amounts recognized in AOCI that have not yet been recognized as components of net periodic benefit cost consist of (dollars in millions):

December 31, 2016
Prior service credit	$4
Net loss	(254)
Total	$(250)

Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Discover Pension Plan's funded status (dollars in millions):

	For the Years Ended December 31,
	2016	2015
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$528	$570
Service cost	—	—
Interest cost	23	23
Employee contributions	—	—
Actuarial loss (gain)	13	(48)
Plan amendments	—	—
Benefits paid	(18)	(17)
Benefit obligation at end of year	546	528

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	378	401
Actual return on plan assets	21	(6)
Employer contributions	—	—
Employee contributions	—	—
Benefits paid	(18)	(17)
Fair value of plan assets at end of year	381	378

Unfunded status (recorded in accrued expenses and other liabilities)	$(165)	$(150)

Assumptions
The following table presents the assumptions used to determine the benefit obligation:

	December 31,
	2016	2015
Discount rate	4.29%	4.50%

The following table presents the assumptions used to determine net periodic benefit cost:

	For the Years Ended December 31,
	2016	2015	2014
Discount rate	4.50%	4.08%	4.93%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

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
Discover Pension Plan Assets
The targeted asset allocation for 2017 by asset class is 45% and 55% for equity securities and fixed income securities, respectively. The Discover Financial Services Retirement Plan Investment Committee (the “Investment Committee”) determined the asset allocation targets for the Discover Pension Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns were considered as well.
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

	December 31,
	2016		2015
	Amount	Net Asset Allocation	Amount	Net Asset Allocation
Assets
Domestic small/mid cap equity fund	$33	9%	$31	8%
Emerging markets equity fund	32	9	26	7
Global low volatility equity fund	20	5	21	6
International core equity fund	47	12	45	12
Domestic large cap equity fund	49	13	50	13
Long duration fixed income fund	195	51	201	53
Stable value fund	1	—	1	—
Temporary investment fund	4	1	3	1
Total assets	$381	100%	$378	100%

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
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2016 and 2015.
Cash Flows
The Company does not expect to make any contributions to the Discover Pension Plan for 2017.
Expected benefit payments associated with the Discover Pension Plan for the next five years and in aggregate for the years thereafter are as follows (dollars in millions):

December 31, 2016
2017	$16
2018	$17
2019	$17
2020	$18
2021	$19
Following five years thereafter	$117

Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. The pretax expense associated with the Company contributions for the years ended December 31, 2016, 2015 and 2014 was $59 million, $56 million and $52 million, respectively.

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
Stock Repurchase Program
On July 14, 2016, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.5 billion of its outstanding shares of common stock. The program expires on October 31, 2017 and may be terminated at any time. During the year ended December 31, 2016, the Company repurchased 34,043,379 shares for $1.9 billion.

14.	Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	Loss on Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax(1)	Pension Plan Loss, Net of Tax	AOCI
For the Year Ended December 31, 2014
Balance at December 31, 2013	$19	$13	$1	$(101)	$(68)
Net change	4	(20)	(1)	(53)	(70)
Balance at December 31, 2014	$23	$(7)	$—	$(154)	$(138)

For the Year Ended December 31, 2015
Balance at December 31, 2014	$23	$(7)	$—	$(154)	$(138)
Net change	(23)	(13)	—	14	(22)
Balance at December 31, 2015	$—	$(20)	$—	$(140)	$(160)

For the Year Ended December 31, 2016
Balance at December 31, 2015	$—	$(20)	$—	$(140)	$(160)
Net change	(3)	7	—	(5)	(1)
Balance at December 31, 2016	$(3)	$(13)	$—	$(145)	$(161)

(1)	Includes unrealized gains/losses on hedge of net investment in foreign subsidiary, net of tax benefit and net gains on foreign currency translation adjustments.
The table below presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Year Ended December 31, 2016
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(4)	$1	$(3)
Net change	$(4)	$1	$(3)
Cash Flow Hedges
Net unrealized losses arising during the period	$(23)	$8	$(15)
Amounts reclassified from AOCI	35	(13)	22
Net change	$12	$(5)	$7
Pension Plan
Unrealized losses arising during the period	$(9)	$4	$(5)
Net change	$(9)	$4	$(5)

The table below presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Year Ended December 31, 2015
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(29)	$11	$(18)
Amounts reclassified from AOCI	(8)	3	(5)
Net change	$(37)	$14	$(23)
Cash Flow Hedges
Net unrealized losses arising during the period	$(67)	$25	$(42)
Amounts reclassified from AOCI	46	(17)	29
Net change	$(21)	$8	$(13)
Foreign Currency Translation Adjustments
Net unrealized gains arising during the period	$2	$—	$2
Amounts reclassified from AOCI	(2)	—	(2)
Net change	$—	$—	$—
Pension Plan
Unrealized losses arising during the period	$22	$(8)	$14
Net change	$22	$(8)	$14

For the Year Ended December 31, 2014
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$9	$(3)	$6
Amounts reclassified from AOCI	(4)	2	(2)
Net change	$5	$(1)	$4
Cash Flow Hedges
Net unrealized losses arising during the period	$(69)	$26	$(43)
Amounts reclassified from AOCI	38	(15)	23
Net change	$(31)	$11	$(20)
Foreign Currency Translation Adjustments
Net unrealized losses arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)
Pension Plan
Unrealized losses arising during the period	$(84)	$31	$(53)
Net change	$(84)	$31	$(53)

15.	Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Postage	$81	$84	$84
Fraud losses and other charges(1)	98	112	134
Supplies	41	37	23
Credit-related inquiry fees	18	20	19
Litigation expense	9	18	—
Incentive expense	24	27	50
Other expense	164	191	165
Total other expense	$435	$489	$475

(1)	Includes fair value adjustment of $21 million resulting from recording Diners Club Italy as held for sale for the year ended December 31, 2014.

16.	Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Current
U.S. federal	$1,066	$1,245	$1,215
U.S. state and local	149	143	167
Total	1,215	1,388	1,382
Deferred
U.S. federal	45	(69)	(7)
U.S. state and local	3	(4)	(4)
Total	48	(73)	(11)
Income tax expense	$1,263	$1,315	$1,371

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	2.7	2.5	2.8
Tax credits	(1.8)	(1.0)	(0.6)
Other	(1.4)	(0.1)	(0.1)
Effective income tax rate	34.5%	36.4%	37.1%

For the year ended December 31, 2016, income tax expense decreased $52 million, or 4.0%, and the effective income tax rate decreased 1.9% as compared to the year ended December 31, 2015. The decrease in rates is primarily due to certain tax credits, the settlement with the United States Congress Joint Committee on Taxation and the resolution of certain federal and state tax matters.
Income tax expense decreased $56 million, or 4.1%, reflecting a decrease in pretax income, and a decline in the effective tax rate 0.7% for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

These changes are due to favorable adjustments to unrecognized tax benefits from resolving certain tax matters, and a one-time adjustment in 2014 to deferred taxes on limited partnership investments with no similar adjustment in 2015.
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

	December 31,
	2016	2015
Deferred tax assets
Allowance for loan losses	$814	$702
Compensation and benefits	120	116
State income taxes	62	81
Other	39	59
Total deferred tax assets before valuation allowance	1,035	958
Valuation allowance	(2)	(2)
Total deferred tax assets, net of valuation allowance	1,033	956
Deferred tax liabilities
Depreciation and software amortization	(138)	(120)
Customer fees and rewards	(214)	(107)
Debt exchange premium	(74)	(83)
Intangibles	(35)	(31)
Other	(62)	(59)
Total deferred tax liabilities	(523)	(400)
Net deferred tax assets	$510	$556

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$286	$635	$629
Additions
Current year tax positions	13	18	18
Prior year tax positions	22	2	74
Reductions
Prior year tax positions	(139)	(26)	(80)
Settlements with taxing authorities	(17)	(5)	(4)
Expired statute of limitations	(7)	(1)	(2)
Other
Prior year tax positions(1)	—	(337)	—
Balance at end of period(2)	$158	$286	$635

(1)	Overpayment of taxes in 2013 to 2015 for the timing of deductions resulting from uncertain tax positions for the years 1999 through 2012.

(2)
For the years ended December 31, 2016, 2015 and 2014, amounts included $110 million, $138 million and $144 million respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The accrued interest and penalties related to unrecognized tax benefits were $52 million and $131 million for the years ended December 31, 2016 and 2015, respectively.
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
The Company has an immaterial amount of state net operating loss carryforwards that are subject to a full valuation allowance as of December 31, 2016 and 2015.

17.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Years Ended December 31,
	2016	2015	2014
Numerator
Net income	$2,393	$2,297	$2,323
Preferred stock dividends	(37)	(37)	(37)
Net income available to common stockholders	2,356	2,260	2,286
Income allocated to participating securities	(17)	(14)	(16)
Net income allocated to common stockholders	$2,339	$2,246	$2,270

Denominator
Weighted-average shares of common stock outstanding	405	437	462
Effect of dilutive common stock equivalents	1	1	1
Weighted-average shares of common stock outstanding and common stock equivalents	406	438	463

Basic earnings per common share	$5.77	$5.14	$4.91
Diluted earnings per common share	$5.77	$5.13	$4.90

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for any of the years ended December 31, 2016, 2015 and 2014.

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
As of December 31, 2016, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount(1)	Ratio(1)
At December 31, 2016(2)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,445	15.5%	$6,408	≥8.0%	$8,010	≥10.0%
Discover Bank	$12,334	15.5%	$6,346	≥8.0%	$7,932	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,152	13.9%	$4,806	≥6.0%	$4,806	≥6.0%
Discover Bank	$10,450	13.2%	$4,759	≥6.0%	$6,346	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,152	12.3%	$3,624	≥4.0%	N/A	N/A
Discover Bank	$10,450	11.6%	$3,591	≥4.0%	$4,488	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,592	13.2%	$3,604	≥4.5%	N/A	N/A
Discover Bank	$10,450	13.2%	$3,570	≥4.5%	$5,156	≥6.5%

At December 31, 2015(2)
Total capital (to risk-weighted assets)
Discover Financial Services	$12,497	16.5%	$6,052	≥8.0%	$7,565	≥10.0%
Discover Bank	$11,905	15.9%	$5,991	≥8.0%	$7,488	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,126	14.7%	$4,539	≥6.0%	$4,539	≥6.0%
Discover Bank	$9,941	13.3%	$4,493	≥6.0%	$5,991	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,126	12.9%	$3,446	≥4.0%	N/A	N/A
Discover Bank	$9,941	11.7%	$3,410	≥4.0%	$4,263	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,566	14.0%	$3,404	≥4.5%	N/A	N/A
Discover Bank	$9,941	13.3%	$3,370	≥4.5%	$4,867	≥6.5%

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

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. Discover Bank paid dividends of $1.8 billion in the in the years ended December 31, 2016, 2015 and 2014 to the Company.

19.	Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company’s commitments, contingencies and guarantee relationships are described below.

Commitments
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2028. Future minimum payments on capital leases were not material at December 31, 2016. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

Operating Leases
2017	$13
2018	11
2019	9
2020	8
2021	7
Thereafter	28
Total minimum lease payments	$76

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations, was $15 million, $17 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Unused Commitments to Extend Credit
At December 31, 2016, the Company had unused commitments to extend credit for loans of approximately $192.6 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
Contingencies
See Note 20: Litigation and Regulatory Matters for a description of potential liability arising from pending litigation or regulatory proceedings involving the Company.
Guarantees
The Company has obligations under certain guarantee arrangements, including contracts, indemnification agreements, and representations and warranties, which contingently require the Company to make payments to the guaranteed party based on changes in an underlying asset, liability or equity security of a guaranteed party, rate or index. Also included as guarantees are contracts that contingently require the Company to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. The Company’s use of guarantees is disclosed below by type of guarantee.
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

The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests in credit card asset-backed securities, and the principal amount of any student loan secured borrowings, plus any unpaid interest for the corresponding secured borrowings. The Company has recorded substantially all of the maximum potential amount of future payments in long-term borrowings on the Company’s consolidated statements of financial condition. The Company has not recorded any incremental contingent liability associated with its secured borrowing representations and warranties. Management believes that the probability of having to replace, repurchase or sell assets pledged as collateral under secured borrowing arrangements, including an early amortization event, is low.
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At December 31, 2016, this amount was not material and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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

•
Network Alliance Guarantee. Discover Network, Diners Club and PULSE have entered into contractual relationships with certain international payment networks in which DFS Services LLC retains the counterparty exposure if a network fails to fulfill its settlement obligation.

The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a potential counterparty defaults on its settlement and the time at which the Company disables the settlement of any further transactions for the defaulting party. However, there is no limitation on the maximum amount the Company may be liable to pay. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations.
While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume, would be $111 million for merchant guarantees as of December 31, 2016. The maximum potential counterparty exposures to these settlement guarantees for ATM guarantees would be immaterial as of December 31, 2016. The maximum potential counterparty exposures to for network alliance guarantees would be $33 million as of December 31, 2016.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2016, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.

Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2016, 2015 and 2014.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Aggregate sales transaction volume(1)	$136,413	$132,265	$125,637

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees on December 31, 2016 and 2015. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of December 31, 2016 and December 31, 2015, the Company had escrow deposits and settlement withholdings of $9 million and $7 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition.

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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation and regulatory settlement related expense was not material for years ended December 31, 2016, 2015 and 2014 respectively.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $135 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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

On July 9, 2015, a class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of Illinois (Polly Hansen v. Discover Financial Services and Discover Home Loans, Inc.). The plaintiff alleges that the Company contacted her, and members of the class she seeks to represent, on their cellular and residential telephones without their express consent or after consent was revoked in violation of the Telephone Consumer Protection Act ("TCPA"). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). On March 9, 2016, Sumner Davenport was substituted as lead plaintiff for Polly Hansen. On January 13, 2017, plaintiff filed an unopposed motion for preliminary approval of a class action settlement to resolve the case. On January 20, 2017, the Court granted preliminary approval of the settlement. The final approval hearing is scheduled for September 14, 2017. If approved, the case will be dismissed with prejudice as to all certified class members who do not opt out of the settlement.
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
On September 4, 2015, the District Attorney of Trinity County, California filed a protection products lawsuit against the Company in California state court (The People of the State of California Ex Rel, Eric L. Heryford, District Attorney, Trinity County v. Discover Financial Services, et al.). The District Attorney subsequently dismissed this lawsuit on February 19, 2016 and filed a new complaint in federal court in the Eastern District of California on March 4, 2016 alleging the same cause of action. An amended complaint was filed on March 25, 2016. The lawsuit asserts various claims under California's Unfair Competition Law with respect to the Company's marketing and administration of various protection products. Plaintiff seeks declaratory relief, statutory civil penalties and attorneys’ fees. The Company filed a motion to dismiss the first amended complaint on April 26, 2016. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. On July 15, 2016, Plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. The defendants filed motions to dismiss on August 5, 2016. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the other networks, including the Company. Discovery is proceeding and a class certification ruling is expected this spring. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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
During the years ended December 31, 2016 and 2015, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2016
Assets
U.S. Treasury securities	$674	$—	$—	$674
Residential mortgage-backed securities - Agency	—	931	—	931
Available-for-sale investment securities	$674	$931	$—	$1,605

Derivative financial instruments	$—	$7	$—	$7

Liabilities
Derivative financial instruments	$—	$94	$—	$94

Balance at December 31, 2015
Assets
U.S. Treasury securities	$1,272	$—	$—	$1,272
U.S. government agency securities	494	—	—	494
Residential mortgage-backed securities - Agency	—	1,197	—	1,197
Available-for-sale investment securities	$1,766	$1,197	$—	$2,963

Derivative financial instruments	$—	$22	$—	$22

Liabilities
Derivative financial instruments	$—	$38	$—	$38

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2016 and 2015.
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

At December 31, 2016, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $912 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. The Company had no material impairments related to these assets during the years ended December 31, 2016 and 2015.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at December 31, 2016
Assets
States and political subdivisions of states	$—	$2	$—	$2	$2
Residential mortgage-backed securities - Agency	—	150	—	150	150
Held-to-maturity investment securities	$—	$152	$—	$152	$152

Cash and cash equivalents	$11,914	$—	$—	$11,914	$11,914
Restricted cash	$95	$—	$—	$95	$95
Net loan receivables	$—	$—	$78,252	$78,252	$75,087
Accrued interest receivables	$—	$724	$—	$724	$724

Liabilities
Deposits	$—	$52,183	$—	$52,183	$51,992
Long-term borrowings - owed to securitization investors	$—	$15,617	$900	$16,517	$16,411
Other long-term borrowings	$—	$9,470	$—	$9,470	$9,032
Accrued interest payables	$—	$168	$—	$168	$168

Balance at December 31, 2015
Assets
U.S. Treasury securities	$1	$—	$—	$1	$1
States and political subdivisions of states	—	7	—	7	7
Residential mortgage-backed securities - Agency	—	114	—	114	113
Held-to-maturity investment securities	$1	$121	$—	$122	$121

Cash and cash equivalents	$9,572	$—	$—	$9,572	$9,572
Restricted cash	$99	$—	$—	$99	$99
Net loan receivables	$—	$—	$71,455	$71,455	$70,516
Accrued interest receivables	$—	$660	$—	$660	$660

Liabilities
Deposits(1)	$—	$47,714	$—	$47,714	$47,531
Long-term borrowings - owed to securitization investors(1)	$—	$15,634	$1,220	$16,854	$16,735
Other long-term borrowings(1)	$—	$8,355	$—	$8,355	$7,915
Accrued interest payables	$—	$158	$—	$158	$158

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
Net Loan Receivables
The Company's loan receivables are comprised of credit card and installment loans, including the PCI student loans. Fair value estimates are derived utilizing discounted cash flow analyses, the calculations of which are performed on groupings of loan receivables that are similar in terms of loan type and characteristics. Inputs to the cash flow analysis of each grouping consider prepayment trends and seasonality factors, if appropriate, as well as interest accrual estimates based on recent yields. The expected future cash flows, derived through the cash flow analysis, of each grouping are discounted at rates at which similar loans within each grouping could be originated under current market conditions. Significant inputs to the fair value measurement of the loan portfolio are unobservable, and as such, are classified as Level 3.
Accrued Interest Receivables
The carrying value of accrued interest receivables, which is included in other assets on the consolidated statements of financial condition, approximates fair value as it is generally due in less than one year.
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at December 31, 2016 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $17 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
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
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	December 31, 2016				December 31, 2015
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$3,700	7	$—	$22	$4,100	$—	$35
Interest rate swaps—fair value hedge	$6,208	57	7	72	$4,110	22	3
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$13	6	—	—	$32	—	—
Interest rate swap	$149	1	—	—	$217	—	—
Total gross derivative assets/liabilities(2)			7	94		22	38
Less: Collateral held/posted(3)			(2)	(94)		(8)	(33)
Total net derivative assets/liabilities			$5	$—		$14	$5

(1)
The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 5 million and SGD 1 million as of December 31, 2016 and EUR 19 million and GBP 7 million, SGD 1 million as of December 31, 2015.

(2)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At December 31, 2016, the Company had one outstanding contract with a notional amount of $36 million and immaterial fair value. At December 31, 2015, the Company had one outstanding contract with a notional amount of $52 million and immaterial fair value.

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

The following tables summarize the impact of the derivative instruments on income and OCI, and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

		Amount of Gain (Loss) Recognized in OCI
		For the Years Ended December 31,
	Location	2016	2015	2014
Derivatives designated as hedges
Interest rate swaps—cash flow/net investment hedges
Total gain (loss) recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$12	$(22)	$(27)
Total gain (loss) recognized in OCI		$12	$(22)	$(27)

		Amount of (Loss) Gain Recognized in Income
		For the Years Ended December 31,
	Location	2016	2015	2014
Derivatives designated as hedges
Interest rate swaps—cash flow hedges
Amount reclassified from OCI into income	Interest Expense	$(35)	$(46)	$(38)
Total amount reclassified from OCI into income on cash flow		(35)	(46)	(38)

Interest rate swaps—fair value hedges
Loss on interest rate swaps		(79)	(11)	(13)
Gain on hedged items		78	11	17
Net ineffectiveness (loss) gain	Interest Expense	(1)	—	4

Increase to interest expense related to net settlements on interest rate swaps	Interest Expense	34	32	38
Total gain on fair value hedges		33	32	42
Total (loss) gain on derivatives designated as hedges recognized in income		$(2)	$(14)	$4

Derivatives not designated as hedges
Total gains on derivatives not designated as hedges recognized in income(1)	Other Income	$1	$75	$85

(1)
During the years ended December 31, 2015 and 2014, the Company recognized in income total gain of $2 million and total loss of $6 million, respectively, on forward delivery contracts related to the mortgage loan business that was closed during 2015. During the years ended December 31, 2015 and 2014, the Company recognized in income total gain of $71 million and $87 million, respectively, on interest rate lock commitments related to the mortgage loan business that was closed during 2015. See Note 3: Business Dispositions for additional information.

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
As of December 31, 2016, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At December 31, 2016, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one ratings notch, Discover Bank would be required to post additional collateral, which would have been $51 million as of December 31, 2016.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2016
Interest income
Credit card	$7,155	$—	$7,155
Private student loans	444	—	444
PCI student loans	185	—	185
Personal loans	719	—	719
Other	113	—	113
Total interest income	8,616	—	8,616
Interest expense	1,398	—	1,398
Net interest income	7,218	—	7,218
Provision for loan losses	1,858	1	1,859
Other income	1,611	270	1,881
Other expense	3,422	162	3,584
Income before income tax expense	$3,549	$107	$3,656

For the Year Ended December 31, 2015
Interest income
Credit card	$6,626	$—	$6,626
Private student loans	378	—	378
PCI student loans	220	—	220
Personal loans	631	—	631
Other	90	—	90
Total interest income	7,945	—	7,945
Interest expense	1,263	—	1,263
Net interest income	6,682	—	6,682
Provision for loan losses	1,512	—	1,512
Other income	1,779	278	2,057
Other expense	3,437	178	3,615
Income before income tax expense	$3,512	$100	$3,612

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2014
Interest income
Credit card	$6,359	$—	$6,359
Private student loans	312	—	312
PCI student loans	260	—	260
Personal loans	568	—	568
Other	97	—	97
Total interest income	7,596	—	7,596
Interest expense	1,134	—	1,134
Net interest income	6,462	—	6,462
Provision for loan losses	1,440	3	1,443
Other income	1,700	315	2,015
Other expense	3,117	223	3,340
Income before income tax expense	$3,605	$89	$3,694

24.	Related Party Transactions
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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2016	2015
	(dollars in millions)
Assets:
Cash and cash equivalents(1)	$1,901	$2,133
Notes receivable from subsidiaries(2)	751	736
Investments in bank subsidiaries	10,454	9,940
Investments in non-bank subsidiaries	861	984
Other assets(3)	202	203
Total assets(3)	$14,169	$13,996

Liabilities and Stockholders' Equity:
Non-interest bearing deposit accounts	$14	$2
Interest-bearing deposit accounts	—	2
Total deposits	14	4
Short-term borrowings from subsidiaries	221	314
Other long-term borrowings(3)	2,259	2,105
Accrued expenses and other liabilities	352	298
Total liabilities(3)	2,846	2,721
Stockholders' equity	11,323	11,275
Total liabilities and stockholders' equity(3)	$14,169	$13,996

(1)
The Parent Company had $1.9 billion and $2.1 billion in a money market deposit account at Discover Bank as of December 31, 2016 and 2015, respectively, which is included in cash and cash equivalents. These funds are available to the Parent for liquidity purposes.

(2)
The Parent Company advanced $500 million to Discover Bank as of December 31, 2016 and 2015, which is included in notes receivable from subsidiaries. These funds are available to the Parent for liquidity purposes.

(3)
Upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, certain balances as of December 31, 2015 have been restated to reflect the classification of debt issuance costs as a direct deduction of the related liability. See Note 1: Background and Basis of Presentation for additional information.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Income

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in millions)
Interest income	$39	$29	$18
Interest expense	139	128	86
Net interest expense	(100)	(99)	(68)
Dividends from bank subsidiaries	1,800	1,780	1,760
Dividends from non-bank subsidiaries	269	—	100
Total income	1,969	1,681	1,792
Other expense	1	1	4
Income before income tax expense and equity in undistributed net income of subsidiaries	1,968	1,680	1,788
Income tax benefit	40	37	18
Equity in undistributed net income of subsidiaries	385	580	517
Net income	2,393	2,297	2,323
OCI, net	(1)	(22)	(70)
Comprehensive income	$2,392	$2,275	$2,253

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in millions)
Cash flows from operating activities
Net income	$2,393	$2,297	$2,323
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(385)	(580)	(517)
Stock-based compensation expense	64	56	60
Deferred income taxes	(9)	(10)	(5)
Depreciation and amortization	27	23	21
Changes in assets and liabilities:
Decrease (increase) in other assets	10	(13)	(50)
Increase in other liabilities and accrued expenses	52	83	32
Net cash provided by operating activities	2,152	1,856	1,864

Cash flows from investing activities
Increase in investment in subsidiaries	(1)	(21)	(35)
(Increase) decrease in loans to subsidiaries	(15)	1,700	(182)
Net cash (used for) provided by investing activities	(16)	1,679	(217)

Cash flows from financing activities
Net (decrease) increase in short-term borrowings from subsidiaries	(93)	206	(38)
Proceeds from issuance of common stock	7	5	5
Proceeds from issuance of long-term borrowings	130	539	500
Purchases of treasury stock	(1,908)	(1,715)	(1,564)
Net increase (decrease) in deposits	10	(1)	(8)
Dividends paid on common and preferred stock	(514)	(515)	(467)
Net cash used for financing activities	(2,368)	(1,481)	(1,572)
(Decrease) increase in cash and cash equivalents	(232)	2,054	75
Cash and cash equivalents, at beginning of period	2,133	79	4
Cash and cash equivalents, at end of period	$1,901	$2,133	$79

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense	$112	$97	$66
Income taxes, net of income tax refunds	$23	$109	$65

26.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2016 and determined there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

27.	Quarterly Results
The following table provides unaudited quarterly results (dollars in millions, except per share data):

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Interest income	$2,258	$2,184	$2,090	$2,084	$2,061	$2,008	$1,947	$1,929
Interest expense	366	359	339	334	329	323	311	300
Net interest income	1,892	1,825	1,751	1,750	1,732	1,685	1,636	1,629
Provision for loan losses	578	445	412	424	484	332	306	390
Other income	466	476	465	474	473	503	539	542
Other expense	897	895	906	886	933	882	927	873
Income before income tax expense	883	961	898	914	788	974	942	908
Income tax expense	320	322	282	339	288	362	343	322
Net income	$563	$639	$616	$575	$500	$612	$599	$586
Net income allocated to common stockholders(1)	$550	$625	$602	$562	$488	$599	$586	$573
Basic earnings per common share(1)	$1.40	$1.56	$1.47	$1.35	$1.15	$1.38	$1.33	$1.28
Diluted earnings per common share(1)	$1.40	$1.56	$1.47	$1.35	$1.14	$1.38	$1.33	$1.28

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm's report on this matter is included in Item 8 of this annual report on Form 10-K.
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
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on May 11, 2017 ("Proxy Statement") is incorporated by reference herein.
"Election of Directors - Information Concerning Nominees for Election as Directors"
"Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance"
"Corporate Governance - Shareholder Recommendations for Director Candidates"
"Corporate Governance - Board Committees and Meetings"
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
"2016 Executive Compensation”
"Compensation Committee Report”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2016, is set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,027,507	N/A	25,457,171
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,027,507	N/A	25,457,171

(1)
Includes 2,932,053 vested and unvested restricted stock units and 1,095,454 vested and unvested performance stock units that can be converted to up to 1.5 shares per each unit dependent on the performance factor.

(2)	As of December 31, 2016, all stock options were fully vested and exercised.
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
(a) Documents filed as part of this Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear on pages 83 through 153 herein.
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

Item 16.	Form 10-K Summary
None.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer
Date: February 22, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2017.

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

4.13
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

Exhibit Number	Description
10.50
Form of 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on December 21, 2015 and incorporated by reference thereto).

10.51
Receivables Sale and Contribution Agreement, dated as of December 22, 2015 between Discover Bank and Discover Funding LLC (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.52
Form 2016 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.52 to Discover Financial Services' Annual Report on Form 10-K filed on February 24, 2016 and incorporated by reference thereto).

10.53
Form 2016 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.53 to Discover Financial Services' Annual Report on Form 10-K filed on February 24, 2016 and incorporated by reference thereto).

10.54	Amendment No. 5 to Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2017.

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