Form 10-Q
period 2017-03-31
Discover Financial Services
filed 2017-05-02
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 380,190,745 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	March 31, 2017	December 31, 2016
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$15,163	$11,914
Restricted cash	1,100	95
Investment securities (includes $1,553 and $1,605 at fair value at March 31, 2017 and December 31, 2016, respectively)	1,718	1,757
Loan receivables
Loan receivables	75,853	77,254
Allowance for loan losses	(2,264)	(2,167)
Net loan receivables	73,589	75,087
Premises and equipment, net	750	734
Goodwill	255	255
Intangible assets, net	165	166
Other assets	2,055	2,300
Total assets	$94,795	$92,308
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing deposit accounts	$53,017	$51,461
Non-interest bearing deposit accounts	505	531
Total deposits	53,522	51,992
Long-term borrowings	26,823	25,443
Accrued expenses and other liabilities	3,185	3,550
Total liabilities	83,530	80,985
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 563,401,588 and 562,414,040 shares issued at March 31, 2017 and December 31, 2016, respectively	6	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at March 31, 2017 and December 31, 2016	560	560
Additional paid-in capital	3,979	3,962
Retained earnings	15,568	15,130
Accumulated other comprehensive loss	(155)	(161)
Treasury stock, at cost; 181,050,010 and 173,648,023 shares at March 31, 2017 and December 31, 2016, respectively	(8,693)	(8,173)
Total stockholders’ equity	11,265	11,323
Total liabilities and stockholders’ equity	$94,795	$92,308

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

	March 31, 2017	December 31, 2016
	(unaudited) (dollars in millions)
Assets
Restricted cash	$1,100	$95
Loan receivables	$31,130	$33,016
Allowance for loan losses allocated to securitized loan receivables	$(976)	$(955)
Other assets	$5	$4
Liabilities
Long-term borrowings	$16,780	$16,411
Accrued expenses and other liabilities	$15	$15

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended March 31,
	2017	2016
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$1,876	$1,733
Other loans	367	326
Investment securities	7	11
Other interest income	28	14
Total interest income	2,278	2,084
Interest expense
Deposits	191	162
Long-term borrowings	195	172
Total interest expense	386	334
Net interest income	1,892	1,750
Provision for loan losses	586	424
Net interest income after provision for loan losses	1,306	1,326
Other income
Discount and interchange revenue, net	233	273
Protection products revenue	58	61
Loan fee income	89	80
Transaction processing revenue	39	36
Other income	28	24
Total other income	447	474
Other expense
Employee compensation and benefits	363	345
Marketing and business development	168	162
Information processing and communications	80	88
Professional fees	147	160
Premises and equipment	25	24
Other expense	102	107
Total other expense	885	886
Income before income tax expense	868	914
Income tax expense	304	339
Net income	$564	$575
Net income allocated to common stockholders	$551	$562
Basic earnings per common share	$1.43	$1.35
Diluted earnings per common share	$1.43	$1.35
Dividends declared per common share	$0.30	$0.28

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
	2017	2016
	(unaudited) (dollars in millions)
Net income	$564	$575
Other comprehensive income, net of taxes
Unrealized gain on available-for-sale investment securities, net of tax	1	14
Unrealized gain (loss) on cash flow hedges, net of tax	5	(26)
Other comprehensive income (loss)	6	(12)
Comprehensive income	$570	$563

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2015	575	$560	560,679	$5	$3,885	$13,250	$(160)	$(6,265)	$11,275
Net income	—	—	—	—	—	575	—	—	575
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)
Purchases of treasury stock	—	—	—	—	—	—	—	(423)	(423)
Common stock issued under employee benefit plans	—	—	21	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	1,510	—	27	—	—	—	27
Dividends — common stock	—	—	—	—	—	(118)	—	—	(118)
Dividends — preferred stock	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2016	575	$560	562,210	$5	$3,913	$13,698	$(172)	$(6,688)	$11,316

Balance at December 31, 2016	575	$560	562,414	$5	$3,962	$15,130	$(161)	$(8,173)	$11,323
Net income	—	—	—	—	—	564	—	—	564
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—		—	—	(520)	(520)
Common stock issued under employee benefit plans	—	—	20	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	968	1	16	—	—	—	17
Dividends — common stock	—	—	—	—	—	(117)	—	—	(117)
Dividends — preferred stock	—	—	—	—	—	(9)	—	—	(9)
Balance at March 31, 2017	575	$560	563,402	$6	$3,979	$15,568	$(155)	$(8,693)	$11,265

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2017	2016
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$564	$575
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	586	424
Depreciation and amortization	93	84
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(98)	(98)
Net loss investments and other assets	14	13
Other, net	11	4
Changes in assets and liabilities:
Decrease (increase) in other assets	181	(33)
(Decrease) increase in accrued expenses and other liabilities	(338)	189
Net cash provided by operating activities	1,013	1,158

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	52	158
Maturities of held-to-maturity investment securities	4	5
Purchases of held-to-maturity investment securities	(17)	(16)
Net principal repaid on loans originated for investment	1,010	1,793
Purchases of other investments	(14)	(1)
Increase in restricted cash	(1,005)	(911)
Purchases of premises and equipment	(47)	(46)
Net cash (used for) provided by investing activities	(17)	982

Cash flows from financing activities
Proceeds from issuance of securitized debt	1,290	991
Maturities and repayment of securitized debt	(925)	(980)
Proceeds from issuance of other long-term borrowings	1,005	38
Proceeds from issuance of common stock	1	1
Purchases of treasury stock	(520)	(423)
Net increase in deposits	1,529	925
Dividends paid on common and preferred stock	(127)	(129)
Net cash provided by financing activities	2,253	423
Net increase in cash and cash equivalents	3,249	2,563
Cash and cash equivalents, at beginning of period	11,914	9,572
Cash and cash equivalents, at end of period	$15,163	$12,135

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s 2016 audited consolidated financial statements filed with the Company’s annual report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to simplify the test for goodwill impairment by eliminating Step 2 of the current impairment test. Under the current rules, if the reporting unit’s carrying value exceeds its fair value (Step 1), goodwill impairment is measured as the difference between the carrying value of goodwill and its implied fair value. To compute the implied fair value of goodwill under Step 2, an entity has to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new standard, the Company will perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value;

however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU apply to the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU apply on a prospective basis. All of the Company’s recorded goodwill is associated with its PULSE debit business. This ASU has no impact on cash flows, and its adoption is not expected to have any impact on the Company’s financial condition or results of operations because the estimated fair value of the PULSE reporting unit is well in excess of its carrying value. The Company has not elected to early adopt this amendment.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Whereas restricted cash balances have traditionally been excluded from the statement of cash flows, this ASU requires restricted cash and restricted cash equivalents to be included within the beginning and ending totals of cash, cash equivalents and restricted cash presented on the statement of cash flows for all periods presented. Restricted cash and restricted cash equivalent inflows and outflows with external parties are required to be classified within the operating, investing, and/or financing activity sections of the statement of cash flows whereas transfers between cash and cash equivalents and restricted cash and restricted cash equivalents should no longer be presented on the statement of cash flows. ASU 2016-18 also requires the nature of the restrictions to be disclosed to help provide information about the sources and uses of these balances during a reporting period and a reconciliation of the cash, cash equivalents and restricted cash totals on the statement of cash flows to the related balance sheet line items when cash, cash equivalents, and restricted cash are presented in more than one line item on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements and must be provided for each period that a balance sheet is presented. The ASU will become effective for the Company on January 1, 2018, with early adoption permitted, and is not expected to have a material impact to the Company’s statement of cash flows. The Company has not elected to early adopt this amendment.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU eliminates the incurred loss threshold for initial recognition of credit impairment in current GAAP and replaces it with the expected loss concept. For all loans carried at amortized cost, companies will be required to measure their allowance for loan losses based on management’s current estimate of all expected credit losses over the remaining contractual term of the assets. Because it eliminates the incurred loss trigger, the new accounting guidance will require companies, upon the origination of a loan, to record their estimate of all expected credit losses on that loan through an immediate charge to earnings. Updates to that estimate each period will be recorded through provision expense. The estimate of loan losses must be based on historical experience, current conditions and reasonable and supportable forecasts. The ASU does not mandate the use of any specific method for estimating credit loss, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances.
The new rules are expected to affect the Company’s allowance for loan losses as a result of: (1) the requirement to measure the allowance based on all losses expected to occur over the remaining life of the loans receivable rather than including only losses deemed to be related to a past event or current condition, and (2) the reclassification of the non-accretable credit adjustment, currently embedded in the Company’s purchased credit-impaired ("PCI") student loan portfolio, into the allowance for loan losses. The separate measurement guidance applicable today for loans modified in a troubled debt restructuring will also be affected. Both troubled debt restructurings and PCI assets, which the ASU refers to as purchased credit-deteriorated ("PCD") will still be subject to certain separate disclosure requirements. Measurement of credit impairment of available-for-sale debt securities will generally remain unchanged under the new rules, but any such impairment will be recorded through an allowance, rather than a direct write-down of the security.
The ASU will become effective for the Company on January 1, 2020, with early adoption permitted no sooner than January 1, 2019. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective in an amount necessary to adjust the allowance for loan losses to equal the current estimate of expected losses on financial assets held at that date. Additionally, upon adoption, the carrying value of PCD loans will be increased through an offsetting addition to the allowance for loan losses for the amount of expected credit losses on those loans, to be re-evaluated in subsequent periods and adjusted through provision expense as needed, and any non-credit premium or discount will be amortized or accreted to interest income from that point forward over the remaining life of PCD loans. Management is evaluating the standard, initiating implementation efforts across the Company, and planning for loss modeling requirements consistent with lifetime expected loss estimates. The Company has also been involved in efforts to identify and resolve various implementation issues specific to the application of the standard to credit card receivables. Adoption of the standard could have a potentially material impact on how the Company records and reports its financial condition and results of operations, and on regulatory capital. The extent of the impact upon adoption will likely depend on the characteristics of the Company's loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense for GAAP accounting purposes and the amount deductible for tax purposes, to be recorded directly through the income statement as a component of income tax expense. Under previous GAAP, such amounts generally were recorded directly to stockholders' equity. The change in treatment of excess tax benefits and tax deficiencies will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the statement of cash flows. The ASU permits certain elective changes associated with stock compensation accounting. For example, companies can elect to account for award forfeitures as they occur rather than using an estimated forfeiture rate in the accrual of compensation expense. In addition, the ASU increases the proportion of shares an employer is permitted (though not required) to withhold on behalf of an employee to satisfy the employee’s income tax burden on a share-based award without causing the award to become subject to liability accounting. The Company adopted the ASU on its effective date of January 1, 2017. For the three months ended March 31, 2017, the effect on net income from excess tax benefits was $6 million, and basic and diluted earnings per share each increased by $0.016 per share. The Company elected to apply the change in presentation on the Condensed Consolidated Statement of Cash Flows on a prospective basis. The Company will continue to incorporate estimated forfeitures in the accrual of compensation expense and the Company has not changed its policy on statutory withholding requirements. The Company will continue to allow the employee to withhold up to the Company’s minimum statutory withholding requirements. This election had no impact on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The guidance in this ASU provides clarification on the principal versus agent concept in relation to revenue recognition guidance issued as part of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 requires a company to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. ASU 2016-08 provides clarification for identifying the good, service or right being transferred in a revenue transaction and identifies the principal as the party that controls the good, service or right prior to its transfer to the customer. The ASU provides further clarity on how to evaluate control in this context. This guidance will become effective for the Company on January 1, 2018 and management is evaluating the impact of these changes as part of its overall evaluation of ASU 2014-09, discussed below. Based on its evaluations to date, management does not anticipate that this ASU will result in different conclusions regarding the Company's revenue arrangements that involve a principal-agent relationship, but any such changes that could occur would result only in classification differences on the statements of income with no impact on income before taxes, net income, financial condition or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance will require lessees to capitalize most leases on their balance sheet whereas under current GAAP only capital leases are recognized on the lessee’s balance sheet. Leases which today are identified as capital leases will generally be identified as financing leases under the new guidance but otherwise their accounting treatment will remain relatively unchanged. Leases identified today as operating leases will generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments will now be required to be recognized on the balance sheet for this type of lease. The manner in which expenses associated with all leases are reported on the income statement will remain mostly unchanged. Lessor accounting also remains substantially unchanged by the new standard. The new guidance will become effective for the Company on January 1, 2019, and management does not expect it to have a material impact on the condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. This ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Throughout 2015, management followed the discussions of the FASB and evaluated the conclusions published by its Transition Resource Group ("TRG"), specifically those pertaining to how the new revenue recognition rules should be interpreted for credit card arrangements, loyalty programs, and transaction processing arrangements. Those discussions support the conclusion that timing and measurement of fee revenues associated with the Company’s credit card arrangements and costs associated with the Company’s credit card reward programs will not be impacted by the new rules. The FASB TRG discussions and guidance also support the conclusion that the timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, will remain substantially unchanged under the new accounting model. This conclusion covers the vast majority of the Company’s revenue that is within the scope of the new standard. While management continues to evaluate the remaining in-scope revenue items to determine what, if any, impact the rules will have on their accounting and reporting, no material impacts are expected. The new revenue recognition model will become effective for the Company on January 1, 2018. Upon adoption in 2018, the Company will record an adjustment, if needed, to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented. Management does not expect to present any restated prior period amounts when the standard becomes effective in 2018, because little if any change in timing or measurement of the Company’s revenue is expected to occur under the new standard.

2.	Business Dispositions
On June 16, 2015, the Company announced the closing of the mortgage origination business it acquired in 2012, which was part of its Direct Banking segment. The disposition represented the exiting of an ancillary business and did not have a major impact on the Company’s operations.

3.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	March 31, 2017	December 31, 2016
U.S. Treasury securities(1)	$673	$674
States and political subdivisions of states	1	2
Residential mortgage-backed securities - Agency(2)	1,044	1,081
Total investment securities	$1,718	$1,757

(1)	Includes $59 million and $73 million of U.S. Treasury securities pledged as swap collateral as of March 31, 2017 and December 31, 2016, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2017
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$676	$—	$(3)	$673
Residential mortgage-backed securities - Agency	880	3	(3)	880
Total available-for-sale investment securities	$1,556	$3	$(6)	$1,553
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$1	$—	$—	$1
Residential mortgage-backed securities - Agency(3)	164	1	(1)	164
Total held-to-maturity investment securities	$165	$1	$(1)	$165

At December 31, 2016
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$676	$—	$(2)	$674
Residential mortgage-backed securities - Agency	934	2	(5)	931
Total available-for-sale investment securities	$1,610	$2	$(7)	$1,605
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$2	$—	$—	$2
Residential mortgage-backed securities - Agency(3)	150	1	(1)	150
Total held-to-maturity investment securities	$152	$1	$(1)	$152

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months
		Fair Value	Unrealized Losses
At March 31, 2017
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$673	$(3)
Residential mortgage-backed securities - Agency	17	$450	$(3)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	37	$78	$(1)

At December 31, 2016
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$674	$(2)
Residential mortgage-backed securities - Agency	19	$586	$(5)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	31	$61	$(1)

There were no investment securities in a continuous unrealized loss position for more than 12 months at March 31, 2017 and December 31, 2016, respectively. There were no losses related to other-than-temporary impairments during the three months ended March 31, 2017 and 2016.

The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Net unrealized gain recorded in other comprehensive income, before-tax	$2	$23
Net unrealized gain recorded in other comprehensive income, after-tax	$1	$14

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At March 31, 2017
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$—	$676	$—	$—	$676
Residential mortgage-backed securities - Agency	—	57	483	340	880
Total available-for-sale investment securities	$—	$733	$483	$340	$1,556
Held-to-Maturity Investment Securities—Amortized Cost
State and political subdivisions of states	$—	$—	$—	$1	$1
Residential mortgage-backed securities - Agency	—	—	—	164	164
Total held-to-maturity investment securities	$—	$—	$—	$165	$165
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$—	$673	$—	$—	$673
Residential mortgage-backed securities - Agency	—	57	483	340	880
Total available-for-sale investment securities	$—	$730	$483	$340	$1,553
Held-to-Maturity Investment Securities—Fair Values
State and political subdivisions of states	$—	$—	$—	$1	$1
Residential mortgage-backed securities - Agency	—	—	—	164	164
Total held-to-maturity investment securities	$—	$—	$—	$165	$165

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of March 31, 2017 and December 31, 2016, the Company had outstanding investments in these entities of $319 million and $326 million, respectively, and related contingent liabilities of $56 million and $64 million, respectively. Of the above outstanding equity investments, the Company had $270 million of investments related to affordable housing projects as of March 31, 2017 and December 31, 2016, which had $56 million and $64 million related contingent liabilities, respectively.

4.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	March 31, 2017	December 31, 2016
Loan receivables
Credit card loans(1)	$59,757	$61,522
Other loans
Personal loans	6,663	6,481
Private student loans	6,689	6,393
Other	295	274
Total other loans	13,647	13,148
PCI loans(2)	2,449	2,584
Total loan receivables	75,853	77,254
Allowance for loan losses	(2,264)	(2,167)
Net loan receivables	$73,589	$75,087

(1)
Amounts include $21.3 billion and $20.8 billion underlying investors’ interest in trust debt at March 31, 2017 and December 31, 2016, respectively, and $8.5 billion and $10.8 billion in seller's interest at March 31, 2017 and December 31, 2016, respectively.

(2)
Amounts include $1.3 billion and $1.4 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at March 31, 2017 and December 31, 2016, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At March 31, 2017
Credit card loans(2)	$617	$616	$1,233	$557	$201
Other loans
Personal loans(3)	54	20	74	19	10
Private student loans (excluding PCI)(4)	98	38	136	38	—
Other	1	1	2	—	9
Total other loans (excluding PCI)	153	59	212	57	19
Total loan receivables (excluding PCI)	$770	$675	$1,445	$614	$220

At December 31, 2016
Credit card loans(2)	$655	$597	$1,252	$544	$189
Other loans
Personal loans(3)	55	19	74	18	8
Private student loans (excluding PCI)(4)	106	35	141	35	—
Other	1	1	2	—	19
Total other loans (excluding PCI)	162	55	217	53	27
Total loan receivables (excluding PCI)	$817	$652	$1,469	$597	$216

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $8 million for the three months ended March 31, 2017 and 2016. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $66 million and $58 million of loans accounted for as troubled debt restructurings at March 31, 2017 and December 31, 2016, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $3 million and $2 million of loans accounted for as troubled debt restructurings at March 31, 2017 and December 31, 2016, respectively.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $4 million and $3 million of loans accounted for as troubled debt restructurings at March 31, 2017 and December 31, 2016.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended March 31,
	2017		2016
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$422	2.84%	$326	2.34%
Other loans
Personal loans	51	3.16%	34	2.45%
Private student loans (excluding PCI)	14	0.83%	12	0.85%
Other	2	3.45%	—	—%
Total other loans	67	2.02%	46	1.59%
Net charge-offs (excluding PCI)	$489	2.69%	$372	2.21%
Net charge-offs (including PCI)	$489	2.60%	$372	2.11%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.
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
The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At March 31, 2017
Credit card loans	81%	19%
Personal loans	95%	5%
Private student loans (excluding PCI)(1)	95%	5%

At December 31, 2016
Credit card loans	82%	18%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At March 31, 2017 and December 31, 2016, there were $25 million and $19 million, respectively, of private student loans, including PCI, in forbearance, representing 0.4% and 0.3%, respectively, of total student loans in repayment and forbearance.

Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended March 31, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	524	58	12	(8)	586
Deductions
Charge-offs	(535)	(57)	(17)	(2)	(611)
Recoveries	113	6	3	—	122
Net charge-offs	(422)	(51)	(14)	(2)	(489)
Balance at end of period	$1,892	$207	$156	$9	$2,264

	For the Three Months Ended March 31, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	362	44	17	1	424
Deductions
Charge-offs	(439)	(39)	(15)	—	(493)
Recoveries	113	5	3	—	121
Net charge-offs	(326)	(34)	(12)	—	(372)
Balance at end of period	$1,590	$165	$148	$18	$1,921

(1)	Includes both PCI and non-PCI private student loans.
Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$84	$69
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$22	$17

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At March 31, 2017
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,717	$184	$103	$3	$2,007
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	175	23	19	6	223
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	34	—	34
Total allowance for loan losses	$1,892	$207	$156	$9	$2,264
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$58,630	$6,576	$6,588	$250	$72,044
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,127	87	101	45	1,360
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,449	—	2,449
Total recorded investment	$59,757	$6,663	$9,138	$295	$75,853

At December 31, 2016
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,623	$179	$105	$3	$1,910
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	167	21	18	16	222
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	35	—	35
Total allowance for loan losses	$1,790	$200	$158	$19	$2,167
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$60,437	$6,400	$6,307	$219	$73,363
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,085	81	86	55	1,307
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,584	—	2,584
Total recorded investment	$61,522	$6,481	$8,977	$274	$77,254

(1)	Includes both PCI and non-PCI private student loans.

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

(3)
The unpaid principal balance of credit card loans was $973 million and $935 million at March 31, 2017 and December 31, 2016, respectively. The unpaid principal balance of personal loans was $86 million and $79 million at March 31, 2017 and December 31, 2016, respectively. The unpaid principal balance of student loans was $99 million and $84 million at March 31, 2017 and December 31, 2016, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a troubled debt restructuring based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower, based on FICO scores. Prior to the third quarter of 2016, only a second forbearance when the borrower was 30 days or greater delinquent was considered a troubled debt restructuring. As a result, the student loan balances being accounted for as troubled debt restructurings increased, although it did not lead to significant changes in the balance of the overall allowance for loan losses.
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
Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended March 31, 2017
Credit card loans(3)	$1,108	$25	$20
Personal loans	$84	$2	$1
Private student loans(4)	$94	$2	$—

For the Three Months Ended March 31, 2016
Credit card loans(3)	$1,021	$20	$20
Personal loans	$69	$2	$1
Private student loans(4)	$50	$1	N/A

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

(3)
Includes credit card loans that were modified in troubled debt restructurings, but are no longer enrolled in a troubled debt restructuring program due to noncompliance with the terms of the modification or successful completion of a program. The average balance of credit card loans that were no longer enrolled in a troubled debt restructuring program was $311 million and $274 million, respectively, for the three months ended March 31, 2017 and 2016.

(4)
As a result of the updates implemented in the third quarter of 2016, some student loans accounted for as troubled debt restructurings have additional gross income that would have been recorded if the loans in modification programs had not been restructured and interest had instead been recorded in accordance with the original terms. For the three months ended March 31, 2017, the gross income that would have been recorded with original terms for student loans in modification programs was not material.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three months ended March 31, 2017 and 2016, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended March 31, 2017 and 2016, the Company forgave approximately $11 million and $9 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended March 31,
	2017		2016
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	30,893	$181	22,284	$135
Personal loans	1,563	$18	1,061	$12
Private student loans	1,017	$17	452	$8

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended March 31,
	2017		2016
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	8,166	$44	4,700	$25
Personal loans(2)	307	$4	158	$2
Private student loans(3)	185	$3	197	$3

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the three months ended March 31, 2017 and 2016, approximately 38% and 37%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at March 31, 2017 and December 31, 2016. Total PCI student loans had an outstanding balance of $2.6 billion and $2.7 billion, including accrued interest, and a related carrying amount of $2.4 billion and $2.6 billion as of March 31, 2017 and December 31, 2016, respectively.

The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$796	$965
Accretion into interest income	(41)	(49)
Balance at end of period	$755	$916

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three months ended March 31, 2017 and 2016. The allowance for PCI loan losses at March 31, 2017 and December 31, 2016 was $34 million and $35 million. For the three months ended March 31, 2017 and 2016, there were no changes in expected cash flow assumptions. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At March 31, 2017, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.64% and 0.84%, respectively. At December 31, 2016, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.88% and 0.87%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.53% and 0.43% for the three months ended March 31, 2017 and 2016, respectively.

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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	March 31, 2017	December 31, 2016
Restricted cash	$1,025	$23

Investors’ interests held by third-party investors	16,075	15,625
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,231	5,189
Seller’s interest	8,507	10,812
Loan receivables(1)	29,813	31,626
Allowance for loan losses allocated to securitized loan receivables(1)	(950)	(928)
Net loan receivables	28,863	30,698
Other	5	4
Carrying value of assets of consolidated variable interest entities	$29,893	$30,725

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
Through its wholly-owned indirect subsidiary, Discover Funding LLC, the Company is required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by the Company). If the level of receivables in the trust was to fall below the required minimum, the Company would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. The Company retains significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT. The Company may elect to add receivables to the restricted pool of receivables subject to certain requirements. The Company also has the right to remove a random selection of accounts, which would serve to decrease the amount of credit card loan receivables restricted for securitization investors, subject to certain requirements including that the minimum seller's interest is still met. In the three months ended March 31, 2017, no accounts were added to or removed from those restricted for securitization investors.
In addition to performance measures associated with the transferred credit card loan receivables or the inability to add receivables to satisfy the seller's interest requirement, there are other events or conditions which could trigger an early amortization event, such as non-payment of principal at expected maturity. As of March 31, 2017, no economic or other early amortization events have occurred.

The table below provides information concerning investors’ interests and related excess spread (dollars in millions):

At March 31, 2017	Investors’ Interests(1)	Number of Series Outstanding	3-Month Rolling Average Excess Spread
Discover Card Execution Note Trust (DiscoverSeries notes)	$21,306	37	12.73%

(1)	Investors’ interests include third-party interests and subordinated interests held by wholly-owned subsidiaries of Discover Bank.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	March 31, 2017	December 31, 2016
Restricted cash	$75	$72

Student loan receivables(1)	1,317	1,390
Allowance for loan losses allocated to securitized loan receivables(1)	(26)	(27)
Net student loan receivables	1,291	1,363
Carrying value of assets of consolidated variable interest entities	$1,366	$1,435

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

The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	March 31, 2017	December 31, 2016
Certificates of deposit in amounts less than $100,000	$20,734	$20,225
Certificates of deposit in amounts $100,000 or greater(1)	5,862	5,864
Savings deposits, including money market deposit accounts	26,421	25,372
Total interest-bearing deposits	$53,017	$51,461

(1)	Includes $1.4 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of March 31, 2017 and December 31, 2016, respectively.
The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	March 31, 2017
Three months or less	$667
Over three months through six months	846
Over six months through twelve months	1,644
Over twelve months	2,705
Total	$5,862

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	March 31, 2017
2017	$8,626
2018	7,084
2019	3,236
2020	2,618
2021	1,872
Thereafter	3,160
Total	$26,596

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	March 31, 2017				December 31, 2016
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2017-2022	1.22%-5.65%	2.07%	$10,408	$9,868
Floating-rate asset-backed securities(2)(3)	2017-2022	1.21%-1.45%	1.33%	5,592	5,694
Total Discover Card Master Trust I and Discover Card Execution Note Trust				16,000	15,562

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2042	1.19%-4.75%	2.65%	780	849
Total SLC Private Student Loan Trusts				780	849
Total long-term borrowings - owed to securitization investors				16,780	16,411

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)	2017-2027	3.75%-10.25%	4.53%	3,088	2,090
Fixed-rate retail notes	2017-2031	2.85%-4.40%	3.73%	183	169

Discover Bank
Fixed-rate senior bank notes(1)	2018-2026	2.00%-4.25%	3.21%	6,075	6,077
Fixed-rate subordinated bank notes	2019-2020	7.00%-8.70%	7.49%	697	696
Total long-term borrowings				$26,823	$25,443

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt.

(2)	Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 30 to 54 basis points as of March 31, 2017.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 15: Derivatives and Hedging Activities for additional information.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points, Prime rate + 75 to 100 basis points and 1-month LIBOR + 350 basis points as of March 31, 2017.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction which matured and is no longer outstanding as of March 31, 2017. The swap did not qualify for hedge accounting and had no impact on debt carrying value. See Note 15: Derivatives and Hedging Activities for additional information.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $265 million of senior notes maturing in 2031, $470 million of senior and subordinated notes maturing in 2036 and $45 million of senior notes maturing in 2042 as of March 31, 2017.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	March 31, 2017
2017	$4,250
2018	5,268
2019	5,987
2020	3,082
2021	1,038
Thereafter	7,198
Total	$26,823

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2017, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of March 31, 2017. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in calendar years 2018 through 2020. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized (Loss) Gain on Available-for-Sale Investment Securities, Net of Tax	Loss on Cash Flow Hedges, Net of Tax	Pension Plan Loss, Net of Tax	AOCI
For the Three Months Ended March 31, 2017
Balance at December 31, 2016	$(3)	$(13)	$(145)	$(161)
Net change	1	5	—	6
Balance at March 31, 2017	$(2)	$(8)	$(145)	$(155)

For the Three Months Ended March 31, 2016
Balance at December 31, 2015	$—	$(20)	$(140)	$(160)
Net change	14	(26)	—	(12)
Balance at March 31, 2016	$14	$(46)	$(140)	$(172)

The table below presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended March 31, 2017
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$2	$(1)	$1
Net change	$2	$(1)	$1
Cash Flow Hedges
Net unrealized gain arising during the period	$6	$(3)	$3
Amounts reclassified from AOCI	5	(3)	2
Net change	$11	$(6)	$5

For the Three Months Ended March 31, 2016
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$23	$(9)	$14
Net change	$23	$(9)	$14
Cash Flow Hedges
Net unrealized loss arising during the period	$(52)	$21	$(31)
Amounts reclassified from AOCI	9	(4)	5
Net change	$(43)	$17	$(26)

9.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended March 31,
	2017	2016
Income before income tax expense	$868	$914
Income tax expense	$304	$339
Effective income tax rate	35.0%	37.1%

Income tax expense and the effective tax rate decreased $35 million and 2.1%, respectively for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease in rates is primarily due to the resolution of certain state tax matters and excess tax benefits related to stock-based compensation.
The Company is subject to examination by the Internal Revenue Service ("IRS") and tax authorities in various state, local and foreign tax jurisdictions. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The 2008-2010 federal audit is currently under Administrative Appeals and the IRS is currently examining the years 2011-2012. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.

10.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Numerator
Net income	$564	$575
Preferred stock dividends	(9)	(9)
Net income available to common stockholders	555	566
Income allocated to participating securities	(4)	(4)
Net income allocated to common stockholders	$551	$562
Denominator
Weighted-average shares of common stock outstanding	386	417
Weighted-average shares of common stock outstanding and common stock equivalents	386	417

Basic earnings per common share	$1.43	$1.35
Diluted earnings per common share	$1.43	$1.35

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three months ended March 31, 2017 and 2016.

11.	Capital Adequacy
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
As of March 31, 2017, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount(1)	Ratio(1)
March 31, 2017
Total capital (to risk-weighted assets)
Discover Financial Services	$12,307	15.7%	$6,271	≥8.0%	$7,839	≥10.0%
Discover Bank	$12,431	16.0%	$6,214	≥8.0%	$7,768	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,061	14.1%	$4,703	≥6.0%	$4,703	≥6.0%
Discover Bank	$10,566	13.6%	$4,661	≥6.0%	$6,214	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,061	11.8%	$3,763	≥4.0%	N/A	N/A
Discover Bank	$10,566	11.3%	$3,731	≥4.0%	$4,663	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,501	13.4%	$3,528	≥4.5%	N/A	N/A
Discover Bank	$10,566	13.6%	$3,496	≥4.5%	$5,049	≥6.5%

December 31, 2016
Total capital (to risk-weighted assets)
Discover Financial Services	$12,445	15.5%	$6,408	≥8.0%	$8,010	≥10.0%
Discover Bank	$12,334	15.5%	$6,346	≥8.0%	$7,932	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,152	13.9%	$4,806	≥6.0%	$4,806	≥6.0%
Discover Bank	$10,450	13.2%	$4,759	≥6.0%	$6,346	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,152	12.3%	$3,624	≥4.0%	N/A	N/A
Discover Bank	$10,450	11.6%	$3,591	≥4.0%	$4,488	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,592	13.2%	$3,604	≥4.5%	N/A	N/A
Discover Bank	$10,450	13.2%	$3,570	≥4.5%	$5,156	≥6.5%

(1)
The Basel III rules do not establish well-capitalized thresholds for these measures for bank holding companies. Existing well-capitalized thresholds established in the Federal Reserve's Regulation Y have been included where available.

12.	Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company's commitments, contingencies and guarantee relationships are described below.

Commitments
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2028. Future minimum payments on capital leases were not material at March 31, 2017. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

March 31, 2017
2017	$9
2018	11
2019	9
2020	8
2021	7
Thereafter	28
Total minimum lease payments	$72

Unused Commitments to Extend Credit
At March 31, 2017, the Company had unused commitments to extend credit for loans of approximately $188.3 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
Contingencies
See Note 13: Litigation and Regulatory Matters for a description of potential liability arising from pending litigation or regulatory proceedings involving the Company.
Guarantees
The Company has obligations under certain guarantee arrangements, including contracts, indemnification agreements, and representations and warranties, which contingently require the Company to make payments to the guaranteed party based on changes in an underlying asset, liability or equity security of a guaranteed party, rate or index. Also included as guarantees are contracts that contingently require the Company to make payments to a guaranteed party based on another entity's failure to perform under an agreement. The Company's use of guarantees is disclosed below by type of guarantee.
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
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At March 31, 2017, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
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
While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume, would be $159 million for merchant guarantees as of March 31, 2017. The maximum potential counterparty exposures to these settlement guarantees for ATM guarantees would be immaterial as of March 31, 2017. The maximum potential counterparty exposures for network alliance guarantees would be $30 million as of March 31, 2017.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of March 31, 2017, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2017 and 2016.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended March 31,
	2017	2016
Aggregate sales transaction volume(1)	$32,654	$31,281

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2017 or December 31, 2016. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of March 31, 2017 and December 31, 2016, the Company had escrow deposits and settlement withholdings of $9 million, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condenses consolidated statements of financial condition.

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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three months ended March 31, 2017 and 2016.
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
On July 5, 2012, the Antitrust Division of the United States Department of Justice (the “Division”) issued a Civil Investigative Demand ("CID") to the Company seeking information regarding an investigation related to potential violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§1-2, by an unidentified party other than Discover. The CID seeks documents, data and narrative responses to several interrogatories and document requests, related to the debit card market. A CID is a request for information in the course of a civil investigation and does not constitute the commencement of legal proceedings. The Division is permitted by statute to issue a CID to anyone whom it believes may have information relevant to an investigation. The receipt of a CID does not presuppose that there is probable cause to believe that a violation of the antitrust laws has occurred or that a formal complaint ultimately will be filed. The Company is cooperating with the Division in connection with the CID.
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
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. On July 15, 2016, plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. The defendants filed motions to dismiss on August 5, 2016. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the other networks, including the Company. Discovery is proceeding and a class certification ruling is expected this spring unless the Court agrees to transfer the action to federal court in New York where certain related claims are now pending in the actions consolidated as MDL 1720, or the Court agrees to stay the California litigation pending resolution of the New York claims. A ruling on the decision to transfer or stay the case is expected in May. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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
During the three months ended March 31, 2017, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2017
Assets
U.S. Treasury securities	$673	$—	$—	$673
Residential mortgage-backed securities - Agency	—	880	—	880
Available-for-sale investment securities	$673	$880	$—	$1,553

Derivative financial instruments(1)	$—	$15	$—	$15

Liabilities
Derivative financial instruments(1)	$—	$9	$—	$9

Balance at December 31, 2016
Assets
U.S. Treasury securities	$674	$—	$—	$674
Residential mortgage-backed securities - Agency	—	931	—	931
Available-for-sale investment securities	$674	$931	$—	$1,605

Derivative financial instruments	$—	$7	$—	$7

Liabilities
Derivative financial instruments	$—	$94	$—	$94

(1)
Beginning in first quarter 2017, certain cash collateral amounts (variation margin) associated with derivative positions that are cleared through an exchange are reflected as offsets to the associated derivative asset and derivative liability balances, generally reducing the fair values to approximately zero. See Note 15: Derivatives and Hedging Activities for additional information.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2017 and 2016.

Available-for-Sale Investment Securities
Investment securities classified as available-for-sale consist of U.S. Treasury securities and residential mortgage-backed securities. The fair value estimates of investment securities classified as Level 1, consisting of U.S. Treasury securities, are determined based on quoted market prices for the same securities. The Company classifies residential mortgage-backed securities as Level 2, the fair value estimates of which are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information.
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
At March 31, 2017, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $860 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three months ended March 31, 2017 and 2016, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at March 31, 2017
Assets
States and political subdivisions of states	$—	$1	$—	$1	$1
Residential mortgage-backed securities - Agency	—	164	—	164	164
Held-to-maturity investment securities	$—	$165	$—	$165	$165

Cash and cash equivalents	$15,163	$—	$—	$15,163	$15,163
Restricted cash	$1,100	$—	$—	$1,100	$1,100
Net loan receivables	$—	$—	$76,788	$76,788	$73,589
Accrued interest receivables	$—	$736	$—	$736	$736

Liabilities
Deposits	$—	$53,705	$—	$53,705	$53,522
Long-term borrowings - owed to securitization investors	$—	$16,083	$825	$16,908	$16,780
Other long-term borrowings	$—	$10,550	$—	$10,550	$10,043
Accrued interest payables	$—	$188	$—	$188	$188

Balance at December 31, 2016
Assets
States and political subdivisions of states	$—	$2	$—	$2	$2
Residential mortgage-backed securities - Agency	—	150	—	150	150
Held-to-maturity investment securities	$—	$152	$—	$152	$152

Cash and cash equivalents	$11,914	$—	$—	$11,914	$11,914
Restricted cash	$95	$—	$—	$95	$95
Net loan receivables	$—	$—	$78,252	$78,252	$75,087
Accrued interest receivables	$—	$724	$—	$724	$724

Liabilities
Deposits	$—	$52,183	$—	$52,183	$51,992
Long-term borrowings - owed to securitization investors	$—	$15,617	$900	$16,517	$16,411
Other long-term borrowings	$—	$9,470	$—	$9,470	$9,032
Accrued interest payables	$—	$168	$—	$168	$168

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
Net Loan Receivables
The Company's loan receivables are comprised of credit card and installment loans, including the PCI student loans. Fair value estimates are derived utilizing discounted cash flow analyses, the calculations of which are performed on groupings of loan receivables that are similar in terms of loan type and characteristics. Inputs to the cash flow analysis of each grouping consider recent prepayment trends and seasonality factors, if appropriate, as well as interest accrual estimates based on recent yields. The expected future cash flows, derived through the cash flow analysis, of each grouping are discounted at rates at which similar loans within each grouping could be originated under current market conditions. Significant inputs to the fair value measurement of the loan portfolio are unobservable and, as such, are classified as Level 3.
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
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 14: Fair Value Measurements and Disclosures for a description of the valuation methodologies of derivatives. Cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the condensed consolidated statements of financial condition. Collateral amounts recorded in the condensed consolidated statements of financial condition are based on the net collateral posted or held position for each applicable legal entity's master netting arrangement with each counterparty. Effective in the first quarter of 2017, certain cash collateral amounts associated with derivative positions that are cleared through an exchange are now legally characterized as settlement of the derivative positions. This change results in such collateral amounts being reflected as offsets to the associated derivatives balances recorded in other assets or in accrued expenses and other liabilities, instead of as collateral in other assets or deposits. There is no change to the presentation in the condensed consolidated statements of financial condition of collateral related to positions that are not cleared through an exchange.
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at March 31, 2017 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $8 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
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
Derivatives Cleared Through an Exchange
Effective January 3, 2017, the Chicago Mercantile Exchange ("CME") changed the legal characterization of cash variation margin payments on derivatives cleared through its exchange as "settlements" rather than as "collateral". The Company currently utilizes only CME for all cleared transactions. The International Swaps and Derivatives Association ("ISDA") outlined their conclusions regarding the impact of the change, stating that variation margin payments that are legally considered settlement payments should be accounted for with corresponding derivative positions as one unit of account and should no longer be accounted for separately as collateral. The Securities and Exchange Commission staff did not object to the ISDA’s conclusions. The results of the change are reflected in the table below for the current period. With settlement payments on derivative positions cleared through the CME reflected as offsets to the associated derivative asset and liability balances, the fair values of derivative instruments and collateral balances shown are generally reduced. At March 31, 2017, the change resulted in a decrease of $87 million in both derivative assets and liabilities on the condensed consolidated statements of financial condition.
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	March 31, 2017				December 31, 2016
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge(1)	$3,700	7	$1	$9	$3,700	$—	$22
Interest rate swaps—fair value hedge(1)	$6,494	45	14	—	$6,208	7	72
Derivatives not designated as hedges
Foreign exchange forward contracts(2)	$12	6	—	—	$13	—	—
Interest rate swap	$—	—	—	—	$149	—	—
Total gross derivative assets/liabilities(3)			15	9		7	94
Less: Collateral held/posted(4)			(5)	(9)		(2)	(94)
Total net derivative assets/liabilities			$10	$—		$5	$—

(1)
Beginning in first quarter 2017, certain cash collateral amounts (variation margin) associated with derivative positions that are cleared through an exchange are reflected as offsets to the associated derivative asset and derivative liability balances, generally reducing the fair values to approximately zero. The affected contracts remain term instruments and are reflected in notional amounts and number of outstanding derivative contracts.

(2)
The foreign exchange forward contracts have notional amounts of EUR 7 million, GBP 3 million and SGD 1 million as of March 31, 2017 and notional amounts of EUR 6 million, GBP 5 million and SGD 1 million as of December 31, 2016.

(3)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At March 31, 2017, the Company had one outstanding contract with a notional amount of $20 million and immaterial fair value. At December 31, 2016, the Company had one outstanding contract with a notional amount of $36 million and immaterial fair value.

(4)
Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged. Beginning in first quarter 2017, collateral held/posted excludes amounts that are recorded as offsets to the associated derivative asset or derivative liability balances.

The following tables summarize the impact of the derivative instruments on income and OCI and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

		Amount of Gain (Loss) Recognized in OCI
		For the Three Months Ended March 31,
	Location	2017	2016
Derivatives designated as hedges
Interest rate swaps - cash flow/net investment hedges
Total gain (loss) recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$11	$(43)
Total gain (loss) recognized in OCI		$11	$(43)

		Amount of (Loss) Gain Recognized in Income
		For the Three Months Ended March 31,
	Location	2017	2016
Derivatives designated as hedges
Interest rate swaps - cash flow hedges
Amount reclassified from OCI into income	Interest Expense	$(5)	$(9)
Total amount reclassified from OCI into income on cash flow hedges		(5)	(9)

Interest rate swaps - fair value hedges
(Loss) gain on interest rate swaps		(16)	31
Gain (loss) on hedged items		16	(31)
Net ineffectiveness gain (loss)	Interest Expense	—	—

Increase to interest expense related to net settlements on interest rate swaps	Interest Expense	6	9
Total gain on fair value hedges		6	9
Total gain on derivatives designated as hedges recognized in income		$1	$—

Derivatives not designated as hedges
Total loss on derivatives not designated as hedges recognized in income	Other Income	$—	$(1)

Collateral Requirements and Credit-Risk Related Contingency Features
The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps and foreign exchange forward contracts. The Company has not sought a legal opinion in relation to the enforceability of its master netting arrangements and, as such, does not report any of these positions on a net basis. Collateral is required by either the Company or its subsidiaries or the counterparty depending on the net fair value position of these derivatives held with that counterparty. The Company may also be required to post collateral with a counterparty for its fair value and cash flow hedge interest rate swaps depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral receivable or payable amounts are generally not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits. However, beginning in first quarter 2017, certain cash collateral amounts related to positions cleared through an exchange are reflected as offsets to the associated derivatives balances recorded in other assets and accrued expenses and other liabilities.
As of March 31, 2017, DFS had a right to reclaim $4 million of cash collateral that had been posted (net of amounts required to be posted by the counterparty) because the credit rating of the Company did not meet specified thresholds. At March 31, 2017, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one rating notch, Discover Bank would be required to post additional collateral. The amount of additional collateral as of March 31, 2017 would have been $50 million.

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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended March 31, 2017
Interest income
Credit card loans	$1,876	$—	$1,876
Private student loans	124	—	124
PCI student loans	41	—	41
Personal loans	198	—	198
Other	39	—	39
Total interest income	2,278	—	2,278
Interest expense	386	—	386
Net interest income	1,892	—	1,892
Provision for loan losses	594	(8)	586
Other income	375	72	447
Other expense	849	36	885
Income before income tax expense	$824	$44	$868

For the Three Months Ended March 31, 2016
Interest income
Credit card loans	$1,733	$—	$1,733
Private student loans	107	—	107
PCI student loans	49	—	49
Personal loans	167	—	167
Other	28	—	28
Total interest income	2,084	—	2,084
Interest expense	334	—	334
Net interest income	1,750	—	1,750
Provision for loan losses	423	1	424
Other income	406	68	474
Other expense	851	35	886
Income before income tax expense	$882	$32	$914

17.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2017 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business—Competition,” “Business—Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2016, which is filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).
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
Our primary revenues consist of interest income earned on loan receivables and fees earned from customers, financial institutions, merchants and issuers. The primary expenses required to operate our business include funding costs (interest expense), loan loss provisions, customer rewards and expenses incurred to grow, manage and service our loan receivables and networks. Our business activities are funded primarily through consumer deposits, securitization of loan receivables and the issuance of unsecured debt.
Quarter Highlights

•	Net income for the three months ended March 31, 2017 was $564 million compared to $575 million for the same period in 2016.

•	Total loans grew $5.5 billion, or 8%, from March 31, 2016 to $75.9 billion.

•	Credit card loans grew $4.1 billion, or 7%, to $59.8 billion, and Discover card sales volume increased 6% from March 31, 2016.

•
Net charge-off rate excluding PCI loans increased 48 basis points from the prior year to 2.69% and the credit card delinquency rate for loans over 30 days past due increased 38 basis points from the prior year to 2.06%.

•	Direct-to-consumer deposits grew $4.3 billion, or 13%, from the prior year to $37.1 billion.

•	Payment Services transaction dollar volume for the segment was $47.1 billion, up 5% from the prior year.
Outlook
We continue to focus on deploying capital through disciplined and profitable organic loan growth across all products as well as through our quarterly dividends and share repurchase program. During the quarter, we invested in marketing and rewards to achieve growth in our receivables. We expect increases in total expenses because of ongoing investments in marketing and infrastructure to support growth strategies. Intense competition in rewards persists and we continue to leverage rewards to support growth, which is expected to result in a higher rewards rate year over year.
The total charge-off rate is expected to increase in comparison to the prior year and we expect to add to the loan loss reserve to provide for the seasoning of recent loan growth. We expect net interest margin to increase slightly during the year, driven by our balance sheet positioning for anticipated prime rate increases.
In our payments segment, we continue to pursue new ways to drive volume growth while we expect competition to remain intense. We continue to leverage our network to support our card-issuing business.
Regulatory Environment and Developments
In recent years, federal banking regulators have implemented and continue to propose and finalize new regulations and supervisory guidance, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Regulators have also increased their examination and enforcement action activities. The Dodd-Frank Act creates a framework for regulation of large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements and limits on leverage and enhanced supervisory authority. The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions as well as other participants in the financial markets. We expect regulators to continue taking formal enforcement actions against financial institutions in addition to addressing concerns through non-public supervisory actions or findings. While the new Congress and Administration have expressed support for Dodd-Frank modifications that could reduce regulatory burdens through a variety of channels including executive actions, rulemaking and legislation, prospects for the enactment of significant changes are uncertain.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including supervisory priorities and actions, our actions, those of our competitors and other marketplace participants, and the behavior of consumers. Regulatory developments, enforcement actions, findings and ratings could affect supervisory priorities, actions, and rule-making, as well as negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, limit our ability to pursue certain business opportunities and obtain related required regulatory approvals, or change how we compensate certain of our employees. For example, from April to May 2016, federal banking regulators issued an interagency notice of proposed rulemaking on incentive compensation arrangements that replaces rules proposed in 2011 and incorporates consideration of supervisory experience with the 2010 Interagency Guidance on Sound Incentive Compensation Policies ("2010 Guidance"). Unlike the principles-based 2010 Guidance, the proposed rules are prescriptive in nature and would require an extensive restructuring of certain incentive compensation practices for “senior executive officers” and “significant risk takers.” Any changes to our business or compensation structure arising out of this rule could impact our ability to attract, hire or retain certain personnel. Comments on the proposed rules were due July 22, 2016. The timing and substance of the final rule are unknown. For more information on recent matters affecting Discover, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Regulatory developments, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our businesses.
As a result of the growing cybersecurity threat and the mounting number of incidents involving unauthorized access to consumer information, banking regulators and policymakers at the federal and state levels are increasingly focused on measures to enhance data security and incident response capabilities. The Cybersecurity Act of 2015 establishes a framework to facilitate and encourage confidential sharing of cybersecurity information among private sector and federal government entities and provides certain liability shields for cybersecurity information sharing. The Federal Financial Institutions Examination Council recently revised examiner guidance for evaluating the adequacy of a financial institution's information security program and associated risk management practices. In addition, in October 2016, federal banking regulators issued an advanced notice of proposed rulemaking that provides for enhanced cyber risk management standards to increase the operational resilience of large financial services firms and reduce the systemic impact of a cybersecurity event. The timing and final form of any final rule is uncertain at this time. Legislation at various levels of government has also been proposed to address security breach notification. While it is too early to know their impact, these developments could ultimately result in the imposition of requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products.
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
Consumer Financial Services
The Consumer Financial Protection Bureau (the "CFPB") regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over designated financial services providers. The CFPB’s regulatory authority includes the exercise of rulemaking, supervision and enforcement powers with respect to “unfair, deceptive or abusive acts or practices” and consumer access to fair, transparent and competitive financial products and services. The CFPB's policy priorities for 2017, as in recent years, include a focus on several financial products of the type we offer (e.g. credit cards and student loans).
Under its rulemaking authority, the CFPB recently issued proposed regulations that would significantly limit the use of pre-dispute arbitration agreements and class action waivers. For more information, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements.
In addition, the CFPB publishes regular Complaint Reports and Supervisory Highlights about specific products, services and practices. The CFPB also maintains an online consumer complaint portal that shows the nature of each consumer's complaint and the financial services provider's responses, such as whether the requested relief was provided. The complaint portal allows consumers' narratives of their complaints to be included, although the Bureau does not verify the accuracy of the narratives. On July 29, 2016 the CFPB proposed to replace the dispute function on the portal, whereby the customer can dispute a company’s response to the complaint, with a survey that will allow the customer to provide feedback on the financial services provider's handling of the complaint. The CFPB seeks to implement this survey in 2017. In addition to conducting regular examinations of regulated financial services providers the CFPB regularly collects account-level information about certain financial products (e.g. credit cards) from Discover and other large financial services providers. The CFPB's analysis of complaint and account-level data, together with its supervisory examinations, can inform future decisions about its regulatory and examination priorities and influence consumers' decisions about doing business with financial services providers.
Credit Cards
The cost and availability of credit, credit disclosures and consumer experience with debt collectors continue to be an area of focus of the CFPB. Pursuant to the CARD Act, the CFPB is conducting its bi-annual review of the consumer credit card market. The bi-annual review may result in additional guidance for credit card issuers, regulatory changes or legislative recommendations to Congress. Consumer experience with debt collectors continues to be a focus of the CFPB. The CFPB may propose debt collection regulations that may apply to our lending business in 2017. The CFPB previously published an outline of proposals addressing the collection of debts by parties other than the original lender and in the near future, is expected to publish a proposal for entities collecting their own debts. The rules are intended to ensure that debt collectors have sufficient information to collect the related debt, prevent unfair, deceptive and abusive acts and practices, inform consumers of their rights and provide interpretations on certain sections of the Fair Debt Collections Practices Act. Courts and legislators also have been focused on the debt collection practices of consumer financial services providers. The ultimate impact of this increased scrutiny is uncertain at this time.
Private Student Loans
There continues to be legislative and regulatory focus on the private student loan market, including by the CFPB, the Federal Deposit Insurance Corporation (the "FDIC") and some state legislatures and state attorneys general. This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. On July 22, 2015, the CFPB entered into a consent order pertaining to certain student loan servicing practices of Discover Bank, The Student Loan Corporation and Discover Products, Inc. See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.
Recent areas of regulatory attention include servicing, payments and collection practices, originations at for-profit schools, and other matters. Student loan servicing laws were recently enacted in California and the District of Columbia, and several other similar bills are pending that would impose new licensing, servicing, reporting and regulatory oversight requirements on non-bank student loan servicers. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to change our private student loan products or servicing practices in ways that we may not currently anticipate.
Mortgage Lending
The mortgage industry continues to be an area of supervisory focus and the CFPB has stated that it will concentrate its examinations on a variety of mortgage-related topics including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has recently published several final rules impacting the mortgage industry. For example, on August 4, 2016, the CFPB issued final rules amending its 2013 mortgage servicing rules to expand the obligations of servicers and resolve some ambiguities. These changes will generally take effect in 2017. The CFPB has also recently proposed changes to the rules for integrated mortgage origination disclosures. The timing and substance of a final rule is uncertain at this point.
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
Capital, Liquidity and Funding
Capital
Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 1, 2015 under final rules issued by the Board of Governors of the Federal Reserve System (the "Federal Reserve")and the FDIC to implement the provisions under the Basel Committee’s December 2010 framework (referred to as “Basel III”). The final capital rules ("Basel III rules") require minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by up to 2.5%. The new capital conservation buffer requirement became effective on January 1, 2016; however, the buffer threshold amounts are subject to a gradual phase-in period. In 2016, the highest capital conservation buffer threshold was 0.625%, which has risen to 1.25% for the 2017 calendar year. The full 2.5% buffer requirement will not be fully phased-in until January 2019. A banking organization is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, taking into account the applicable capital conservation buffer thresholds. Based on our current capital composition and levels and business plans, we are and expect to continue to be in compliance with the requirements for the foreseeable future. For additional information, see "— Liquidity and Capital Resources — Capital."
The Basel Committee has recently proposed revisions to its standardized approach to measuring credit risk for purposes of calculating regulatory capital requirements. The proposed revisions include a provision that would, for the first time, require banking organizations to include a percentage of “unconditionally cancellable commitments” in risk-weighted asset calculations. This change could require credit card issuers, such as Discover, to substantially increase the amount of capital they hold against unused credit card lines. If the Basel Committee were to adopt the revisions as proposed, they would become applicable to Discover only if implemented within the United States by the domestic federal bank regulatory agencies, and made applicable to all "Standardized Approach" banks. Those agencies have publicly acknowledged the Basel Committee’s proposals, indicating that the revisions “would apply primarily to large, internationally active banking organizations.”
Liquidity
We are subject to the Federal Reserve's final rule implementing certain enhanced prudential standards under the Dodd-Frank Act for large U.S. bank holding companies, including enhanced liquidity and risk management requirements, which became effective January 1, 2015. The final rule prescribes a broad range of qualitative liquidity risk management practices.
Additionally, we are subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators in 2014, which became effective on January 1, 2016. This new quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. Under the rule's transition period, we are required to maintain a liquidity ratio of 100% in 2017. As of March 31, 2017, our liquidity coverage ratio was in excess of the applicable regulatory requirement. On December 19, 2016, the Federal Reserve issued a final rule that will require banking institutions subject to the liquidity coverage ratio rule to publish quarterly public disclosures regarding the company’s liquidity risk profile and components of its liquidity coverage ratio calculation. Discover will be required to publish its first disclosure under the rule beginning the fourth quarter of 2018.
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
On January 30, 2017, the Federal Reserve finalized amendments to its capital plan and stress test rules for certain bank holding companies with total consolidated assets between $50 billion and $250 billion, including Discover. Under the final rule, the Federal Reserve may only object to a large and noncomplex bank holding company's capital plan submission, including Discover's, if the Federal Reserve determines that the company "has not demonstrated an ability to maintain capital above each minimum regulatory capital ratio on a proforma basis under expected and stressful conditions throughout the planning horizon." The final rule also eliminates certain reporting requirements for large and noncomplex institutions and reduces the de minimis threshold under which a well-capitalized bank holding company can increase capital distributions during a non-object period without a reassessment from regulators. The final rule became effective on March 5, 2017. While the full impact of the final rule is not yet clear, we expect the changes while relatively minor to be generally positive for our capital planning process.
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

The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Direct Banking
Interest income
Credit card	$1,876	$1,733
Private student loans	124	107
PCI student loans	41	49
Personal loans	198	167
Other	39	28
Total interest income	2,278	2,084
Interest expense	386	334
Net interest income	1,892	1,750
Provision for loan losses	594	423
Other income	375	406
Other expense	849	851
Income before income tax expense	824	882
Payment Services
Provision for loan losses	(8)	1
Other income	72	68
Other expense	36	35
Income before income tax expense	44	32
Total income before income tax expense	$868	$914

The following table presents information on transaction volume (in millions):

	For the Three Months Ended March 31,
	2017	2016
Network Transaction Volume
PULSE Network	$36,066	$34,680
Network Partners	3,661	3,572
Diners Club(1)	7,382	6,738
Total Payment Services	47,109	44,990
Discover Network—Proprietary(2)	29,859	28,576
Total Volume	$76,968	$73,566
Transactions Processed on Networks
Discover Network	503	486
PULSE Network	870	841
Total	1,373	1,327
Credit Card Volume
Discover Card Volume(3)	$32,406	$30,004
Discover Card Sales Volume(4)	$29,134	$27,552

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $824 million for the three months ended March 31, 2017 as compared to pretax income of $882 million for the three months ended March 31, 2016.

Loan receivables decreased to $75.9 billion at March 31, 2017 as compared to $77.3 billion at December 31, 2016 primarily due to a decrease in credit card loans resulting from seasonally higher balances at the end of the year. Discover card sales volume was $29.1 billion for the three months ended March 31, 2017, which was an increase of 5.7% as compared to the same period in 2016. This volume growth was primarily driven by an increase in discretionary spending and higher gas prices.
Net interest margin increased for the three months ended March 31, 2017 as compared to the same period in 2016 primarily driven by higher yields on credit card loans, partially offset by higher funding costs. The increase in yields on credit card loans was primarily due to the prime rate increase and a higher portion of revolving card receivables in the portfolio. Interest income increased during the three months ended March 31, 2017 as compared to the same period in 2016 due to loan growth and yield expansion. Interest expense increased during the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to an increase in the volume of direct-to-consumer deposits and unsecured funding as well as higher market rates.
At March 31, 2017 and December 31, 2016, our delinquency rate for credit card loans over 30 days past due was 2.06% and 2.04%, respectively. For the three months ended March 31, 2017, our net charge-off rate on credit cards increased to 2.84% as compared to 2.34% for the same period in 2016. For the three months ended March 31, 2017, the provision for loan losses increased as compared to the same period in 2016 due to higher levels of net charge-offs and a larger build of allowance for loan losses. For a detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income decreased in the three months ended March 31, 2017 as compared to the same period in 2016 due primarily to higher promotional rewards, partially offset by an increase in loan fee income. The higher promotional rewards were partially offset by an increase in discount and interchange revenue, which was primarily driven by higher sales volume. The increase in loan fee income was primarily due to an increase in late fees.
Total other expense remained relatively flat in the three months ended March 31, 2017 as compared to the same period in 2016. The decrease for the three months ended March 31, 2017 was primarily driven by lower professional fees offset by higher employee compensation and benefits. The decrease in professional fees was primarily driven by the completion of a look back project related to anti-money laundering remediation in 2016. The increase in employee compensation and benefits was primarily driven by growth in overall headcount related to regulatory and compliance needs and higher average salaries.
Payment Services
Our Payment Services segment reported pretax income of $44 million for the three months ended March 31, 2017 as compared to pretax income of $32 million for the same period in 2016. The increase in segment pretax income was primarily driven by a reserve release related to a Diners Club licensee.
A weakening of the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenues during the three months ended March 31, 2017.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the evaluation of goodwill and other non-amortizable intangible assets for potential impairment, the accrual of income taxes and estimates of future cash flows associated with PCI loans as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the year ended December 31, 2016. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “— Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended December 31, 2016.
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended March 31,		2017 vs. 2016 Increase (Decrease)
	2017	2016	$	%
Interest income	$2,278	$2,084	$194	9%
Interest expense	386	334	52	16%
Net interest income	1,892	1,750	142	8%
Provision for loan losses	586	424	162	38%
Net interest income after provision for loan losses	1,306	1,326	(20)	(2)%
Other income	447	474	(27)	(6)%
Other expense	885	886	(1)	—%
Income before income tax expense	868	914	(46)	(5)%
Income tax expense	304	339	(35)	(10)%
Net income	$564	$575	$(11)	(2)%

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
Net interest margin increased for the three months ended March 31, 2017 as compared to the same period in 2016 primarily driven by higher yields on credit card loans, partially offset by higher funding costs. The increase in yields on credit card loans was primarily due to the prime rate increase and a higher portion of revolving card receivables in the portfolio. Interest income increased during the three months ended March 31, 2017 as compared to the same period in 2016 due to loan growth and yield expansion. Interest expense increased during the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to an increase in the volume of direct-to-consumer deposits and unsecured funding as well as higher market rates.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$13,693	0.81%	$27	$10,454	0.50%	$13
Restricted cash	819	0.70%	1	801	0.40%	1
Investment securities	1,731	1.61%	7	2,998	1.47%	11
Loan receivables(1)
Credit card(2)	60,122	12.65%	1,876	56,124	12.42%	1,733
Personal loans	6,582	12.18%	198	5,503	12.20%	167
Private student loans	6,678	7.52%	124	5,921	7.31%	107
PCI student loans	2,519	6.67%	41	3,046	6.46%	49
Other	284	5.39%	4	243	5.18%	3
Total loan receivables	76,185	11.94%	2,243	70,837	11.69%	2,059
Total interest-earning assets	92,428	9.99%	2,278	85,090	9.85%	2,084
Allowance for loan losses	(2,166)			(1,866)
Other assets	4,166			4,453
Total assets	$94,428			$87,677
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$26,619	1.86%	122	$25,449	1.67%	106
Money market deposits(4)	6,911	1.16%	20	6,986	1.05%	18
Other interest-bearing savings deposits	19,028	1.05%	49	15,076	1.01%	38
Total interest-bearing deposits(5)	52,558	1.48%	191	47,511	1.37%	162
Borrowings
Short-term borrowings	1	0.67%	—	2	0.64%	—
Securitized borrowings(3)(4)	16,960	2.17%	91	16,950	2.04%	86
Other long-term borrowings(3)	9,600	4.38%	104	7,934	4.38%	86
Total borrowings	26,561	2.97%	195	24,886	2.78%	172
Total interest-bearing liabilities	79,119	1.98%	386	72,397	1.86%	334
Other liabilities and stockholders’ equity	15,309			15,280
Total liabilities and stockholders’ equity	$94,428			$87,677
Net interest income			$1,892			$1,750
Net interest margin(6)		10.07%			9.94%
Net yield on interest-bearing assets(7)		8.30%			8.27%
Interest rate spread(8)		8.01%			7.99%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Interest income on credit card loans includes $51 million and $45 million of amortization of balance transfer fees for the three months ended March 31, 2017 and 2016, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	March 31, 2017	December 31, 2016
Loan receivables
Credit card loans	$59,757	$61,522
Other loans
Personal loans	6,663	6,481
Private student loans	6,689	6,393
Other	295	274
Total other loans	13,647	13,148
PCI loans(1)	2,449	2,584
Total loan receivables	75,853	77,254
Allowance for loan losses	(2,264)	(2,167)
Net loan receivables	$73,589	$75,087

(1)	Represents PCI private student loans. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding PCI loans.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three months ended March 31, 2017, the provision for loan losses increased by $162 million, or 38%, as compared to the same period in 2016 primarily due to higher levels of net charge-offs and a larger build of allowance for loan losses as compared to the same period in 2016.
The allowance for loan losses was $2.3 billion at March 31, 2017, which reflects a $97 million reserve build over the amount of the allowance for loan losses at December 31, 2016. The reserve build, which primarily relates to credit card loans, was due to seasoning of recent loan growth. At March 31, 2017, the level of allowance for personal loans increased slightly as compared to December 31, 2016 due to continued loan growth while the allowance attributed to student loans remained relatively flat as compared to December 31, 2016. The level of allowance related to other loans at March 31, 2017 decreased as compared to December 31, 2016 due to a reserve release related to a Diners Club licensee.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended March 31, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	524	58	12	(8)	586
Deductions
Charge-offs	(535)	(57)	(17)	(2)	(611)
Recoveries	113	6	3	—	122
Net charge-offs	(422)	(51)	(14)	(2)	(489)
Balance at end of period	$1,892	$207	$156	$9	$2,264

	For the Three Months Ended March 31, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	362	44	17	1	424
Deductions
Charge-offs	(439)	(39)	(15)	—	(493)
Recoveries	113	5	3	—	121
Net charge-offs	(326)	(34)	(12)	—	(372)
Balance at end of period	$1,590	$165	$148	$18	$1,921

(1)	Includes both PCI and non-PCI private student loans.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,
	2017		2016
	$	%	$	%
Credit card loans	$422	2.84%	$326	2.34%
Personal loans	$51	3.16%	$34	2.45%
Private student loans (excluding PCI(1))	$14	0.83%	$12	0.85%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loans and personal loans increased by 50 basis points and 71 basis points, respectively, for the three months ended March 31, 2017 when compared to the same period in 2016. The increase for both portfolios was driven primarily by seasoning of recent loan growth. The net charge-off rate on our private student loans excluding PCI loans for the three months ended March 31, 2017 remained relatively flat when compared to the same period in 2016.

Delinquencies
Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.
The following table presents the amounts and rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	March 31, 2017		December 31, 2016
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,233	2.06%	$1,252	2.04%
Personal loans	$74	1.12%	$74	1.12%
Private student loans (excluding PCI loans(1))	$136	2.04%	$141	2.22%

Loans 90 or more days delinquent
Credit card loans	$616	1.03%	$597	0.97%
Personal loans	$20	0.31%	$19	0.29%
Private student loans (excluding PCI loans(1))	$38	0.57%	$35	0.55%

Loans not accruing interest	$220	0.30%	$216	0.29%

Restructured loans
Credit card loans(2)	$1,127	1.89%	$1,085	1.76%
Personal loans(3)	$87	1.31%	$81	1.25%
Private student loans (excluding PCI loans(1))(4)	$101	1.51%	$86	1.35%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $68 million and $60 million at March 31, 2017 and December 31, 2016, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $3 million and $2 million at March 31, 2017 and December 31, 2016, respectively, that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $4 million and $3 million at March 31, 2017 and December 31, 2016, that are also included in loans over 90 days delinquent or more.
The 30-day and 90-day delinquency rates for credit card loans at March 31, 2017 increased slightly as compared to December 31, 2016 primarily due to seasoning of the portfolio. Personal loans 30-day and 90-day delinquency rates at March 31, 2017 remained relatively flat as compared to December 31, 2016. The 30-day delinquency rate for private student loans at March 31, 2017 decreased as compared to December 31, 2016 as a result of seasonality of the portfolio, while the 90-day delinquency rate at March 31, 2017 remained relatively flat as compared to December 31, 2016.
The restructured credit card and personal loan balances at March 31, 2017 increased as compared to December 31, 2016 due to continued loan growth and seasoning. At March 31, 2017, the restructured private student loan balance increased as compared to December 31, 2016 as a result of greater utilization of programs available as more loans have entered into repayment.
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
At March 31, 2017, there was $5.7 billion of private student loans in repayment, which includes both PCI and non-PCI loans to students who are not in deferment. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, we may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a troubled debt restructuring based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores. Prior to the third quarter of 2016, only a second forbearance when the borrower was 30 days or greater delinquent was considered a troubled debt restructuring. As a result, the student loan balances being accounted for as troubled debt restructuring increased, although it did not lead to significant changes in the balance of overall allowance for loan losses.
Borrower performance after using payment programs or forbearance is monitored and we believe the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. We plan to continue to use payment programs and forbearance and, as a result, we expect to have additional loans classified as troubled debt restructurings in the future.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2017 vs. 2016 (Decrease) Increase
	2017	2016	$	%
Discount and interchange revenue(1)	$233	$273	$(40)	(15)%
Protection products revenue	58	61	(3)	(5)%
Loan fee income	89	80	9	11%
Transaction processing revenue	39	36	3	8%
Other income	28	24	4	17%
Total other income	$447	$474	$(27)	(6)%

(1)	Net of rewards, including Cashback Bonus rewards, of $363 million and $292 million for the three months ended March 31, 2017 and 2016, respectively.
Total other income decreased in the three months ended March 31, 2017 by $27 million as compared to the same period in 2016 due primarily to higher promotional rewards, partially offset by an increase in loan fee income. The higher promotional rewards were partially offset by an increase in discount and interchange revenue, which was primarily driven by higher sales volume. The increase in loan fee income was primarily due to an increase in late fees.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended March 31,		2017 vs. 2016 Increase (Decrease)
	2017	2016	$	%
Employee compensation and benefits	$363	$345	$18	5%
Marketing and business development	168	162	6	4%
Information processing and communications	80	88	(8)	(9)%
Professional fees	147	160	(13)	(8)%
Premises and equipment	25	24	1	4%
Other expense	102	107	(5)	(5)%
Total other expense	$885	$886	$(1)	—%

Total other expense remained relatively flat in the three months ended March 31, 2017 as compared to the same period in 2016. The decrease for the three months ended March 31, 2017 was primarily driven by lower professional fees offset by higher employee compensation and benefits. The decrease in professional fees was primarily driven by the completion of a look back project related to anti-money laundering remediation in 2016. The increase in employee compensation and benefits was primarily driven by growth in overall headcount related to regulatory and compliance needs and higher average salaries.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended March 31,
	2017	2016
Income before income tax expense	$868	$914
Income tax expense	$304	$339
Effective income tax rate	35.0%	37.1%

Income tax expense and the effective tax rate decreased $35 million and 2.1%, respectively, for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease in rates is primarily due to the resolution of certain state tax matters and excess tax benefits related to stock-based compensation.
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

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At March 31, 2017, we had $37.1 billion of direct-to-consumer deposits and $16.4 billion of brokered and other deposits.
Credit Card Securitization Financing
We use the securitization of credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"), through which we issue DCENT DiscoverSeries notes both publicly and through private transactions. From time to time, we may add credit card receivables to these trusts to create sufficient funding capacity for future securitizations while managing the seller’s interest. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of March 31, 2017, the DiscoverSeries three-month rolling average excess spread was 12.73%.
We may elect to add receivables to the restricted pool of receivables subject to certain requirements. No accounts were added to those restricted for securitization investors for the three months ended March 31, 2017. For additional information regarding the seller's interest requirement, see Note 5: Credit Card and Student Loan Securitization Activities to our condensed consolidated financial statements.
At March 31, 2017, we had $16.1 billion of outstanding public asset-backed securities and $5.2 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At March 31, 2017	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$16,000	$5,598	$7,481	$2,921	$—

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

Other Long-Term Borrowings—Student Loans
At March 31, 2017, we had $805 million of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings - Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At March 31, 2017	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2017-2027	$3,300
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2017-2031	$186
Discover Bank fixed-rate senior bank notes, maturing 2018-2026	$6,150
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2020	$700

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the Federal Funds market or the repurchase (“repo”) market through repurchase agreements. Federal Funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At March 31, 2017 and December 31, 2016, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed, undrawn borrowing capacity through privately placed asset-backed securitizations. At March 31, 2017, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, based upon our liquidity stress testing results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates and renewing them approximately one year prior to their scheduled maturity dates.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of March 31, 2017, Discover Bank had $24.8 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingency funding.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank, the purchase of investment securities for our liquidity portfolio, working capital, and debt and capital service. We assess funding uses and liquidity needs under both the normal course of business and hypothetical adverse environments, considering primary uses of funding, such as on-balance sheet loans, and contingent uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under adverse environments, we maintain liquidity stress scenarios that assess the impact of a range of unusual business events, such as severe economic recessions, financial market disruptions, adverse operational or reputational events and other forms of stress.

Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and unsecured senior and subordinated debt, may be affected by the credit ratings of DFS, Discover Bank and the securitization trusts. Downgrades in these credit ratings could result in higher interest expense on our unsecured debt and asset securitizations, as well as higher collateral enhancement requirements for both our public and private asset securitizations. In addition to increased funding costs, deterioration in credit ratings could reduce our borrowing capacity in the unsecured debt and asset securitization capital markets.
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. Because the credit rating of DFS did not meet the specified thresholds, we had posted $4 million of collateral with our counterparties at March 31, 2017. Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank's credit ratings were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of March 31, 2017, would have been $50 million.
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
We maintain a liquidity risk and funding management policy which outlines the overall framework and general principles for managing liquidity risk across our business. The policy is approved by the Board of Directors with the implementation responsibilities delegated to the Asset and Liability Management Committee (the “ALCO”). We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors the liquidity risk profiles of DFS and Discover Bank and oversees any actions Corporate Treasury may take to ensure that we maintain ready access to our funding sources and sufficient liquidity to meet current and projected needs. In addition, the ALCO and our Board of Directors regularly review our compliance with our liquidity limits at DFS and Discover Bank, which are established in accordance with the liquidity risk appetite set by our Board of Directors.
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
At March 31, 2017, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our Statement of Financial Condition as well as operational requirements and market conditions.
At March 31, 2017, our liquidity portfolio and undrawn credit facilities were $47.0 billion, which was $4.2 billion higher than the balance at December 31, 2016. The combination of deposit growth, opportunistic funding issuances in securitization financing and long-term borrowings, and the decline in card seasonal receivables during the first quarter resulted in a temporary increase in the liquidity portfolio. During the three months ended March 31, 2017, the average balance of our liquidity portfolio was $15.7 billion.

	March 31, 2017	December 31, 2016
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$14,719	$11,103
Investment securities(2)	1,494	1,532
Total liquidity portfolio	16,213	12,635
Private asset-backed securitizations(3)	6,000	6,000
Primary liquidity sources	22,213	18,635
Federal Reserve discount window(3)	24,823	24,194
Total liquidity portfolio and undrawn credit facilities	$47,036	$42,829

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $59 million and $73 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2017 and December 31, 2016, respectively.

(3)	See "— Additional Funding Sources" for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At March 31, 2017, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.

We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company within a short period of time. See Note 7: Long-Term Borrowings to our condensed consolidated financial statements for further information regarding our debt. Our ALCO and board of directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our Board of Directors.
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
At March 31, 2017, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
As discussed in Note 11: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules. We believe that providing an estimate of our capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of March 31, 2017, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	March 31, 2017	December 31, 2016
Total common stockholders’ equity(1)	$10,705	$10,763
Less: Goodwill	(255)	(255)
Less: Intangible assets, net	(165)	(166)
Tangible common equity	$10,285	$10,342

(1)	Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules to CET1 capital and risk-weighted assets calculated under fully phased-in Basel III rules (dollars in millions):

March 31, 2017
Common equity Tier 1 capital (Basel III transition)	$10,501
Adjustments related to capital components during transition(1)	(26)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,475

Risk-weighted assets (Basel III fully phased-in)(2)	$78,357
Common equity Tier 1 capital ratio (Basel III fully phased-in)	13.4%

(1)	Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.

(2)	Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past-due loans and unfunded commitments.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over a nine quarter planning horizon. In April 2016, we submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review ("CCAR") program, which included planned dividends and share repurchases over the nine quarter planning horizon. In June 2016, we received non-objection from the Federal Reserve with respect to our proposed capital actions through June 30, 2017. On August 19, 2016, we received a non-objection from the Federal Reserve with respect to the repurchase of up to an additional $100 million of shares of our common stock. This amount is in addition to the $1.95 billion of share repurchases included in our 2016 capital plan. In April 2017, we submitted our 2017 CCAR plan and we are awaiting a response from the Federal Reserve on our plan. Our ability to make capital distributions, including our ability to pay dividends on or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.

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
We recently declared a quarterly cash dividend on our common stock of $0.30 per share, payable on May 25, 2017 to holders of record on May 11, 2017, which is consistent with last quarter. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on June 1, 2017, to holders of record on May 15, 2017, which was the same as the amount paid on our preferred stock in the prior quarter.
On July 14, 2016, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.5 billion of our outstanding shares of common stock. The program expires on October 31, 2017 and may be terminated at any time. This program replaced the prior $2.2 billion share repurchase program, which had $158 million of remaining authorization. During the three months ended March 31, 2017, we repurchased approximately 7 million shares, or 2%, of our outstanding common stock for $495 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including approval from the Federal Reserve described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at March 31, 2017, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $84.3 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2016 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At March 31, 2017, our unused commitments were approximately $188.3 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At March 31, 2017, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2017, we estimate that net interest income over the following 12-month period would increase by approximately $199 million, or 2%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2016, we estimated that net interest income over the following 12-month period would increase by approximately $201 million, or 3%. We have not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not historically occurred in the United States. Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings are dependent on multiple factors including, but not limited to, the direction and timing of changes in interest rates the movement of short-term versus long-term rates, balance sheet design, competitor actions, which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

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
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
January 1 - 31, 2017
Repurchase program(1)	2,353,433	$71.11	2,353,433	$1,339,599,844
Employee transactions(2)	—	$—	N/A	N/A
February 1 - 28, 2017
Repurchase program(1)	2,088,051	$69.64	2,088,051	$1,194,178,276
Employee transactions(2)	365,831	$68.77	N/A	N/A
March 1 - 31, 2017
Repurchase program(1)	2,594,672	$70.23	2,594,672	$1,011,959,398
Employee transactions(2)	—	$—	N/A	N/A

Total
Repurchase program(1)	7,036,156	$70.35	7,036,156	$1,011,959,398
Employee transactions(2)	365,831	$68.77	N/A	N/A

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

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President and Chief Financial Officer
Date: May 2, 2017

Exhibit Index

Exhibit Number	Description

10.1	Form 2017 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan.

10.2	Form 2017 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan.

12.1	Statement regarding computation of ratio of earnings to fixed charges and computation of ratio of earnings to fixed charges and preferred stock dividends.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.