Form 10-Q
period 2017-06-30
Discover Financial Services
filed 2017-08-01
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 28, 2017, there were 372,351,948 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	June 30, 2017	December 31, 2016
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$12,950	$11,914
Restricted cash	93	95
Investment securities (includes $1,499 and $1,605 at fair value at June 30, 2017 and December 31, 2016, respectively)	1,679	1,757
Loan receivables
Loan receivables	77,997	77,254
Allowance for loan losses	(2,384)	(2,167)
Net loan receivables	75,613	75,087
Premises and equipment, net	774	734
Goodwill	255	255
Intangible assets, net	164	166
Other assets	2,229	2,300
Total assets	$93,757	$92,308
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing deposit accounts	$52,359	$51,461
Non-interest bearing deposit accounts	505	531
Total deposits	52,864	51,992
Long-term borrowings	26,438	25,443
Accrued expenses and other liabilities	3,196	3,550
Total liabilities	82,498	80,985
Commitments, contingencies and guarantees (Notes 8, 11 and 12)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 563,441,961 and 562,414,040 shares issued at June 30, 2017 and December 31, 2016, respectively	6	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at June 30, 2017 and December 31, 2016	560	560
Additional paid-in capital	3,997	3,962
Retained earnings	15,989	15,130
Accumulated other comprehensive loss	(150)	(161)
Treasury stock, at cost; 188,278,530 and 173,648,023 shares at June 30, 2017 and December 31, 2016, respectively	(9,143)	(8,173)
Total stockholders’ equity	11,259	11,323
Total liabilities and stockholders’ equity	$93,757	$92,308

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

	June 30, 2017	December 31, 2016
	(unaudited) (dollars in millions)
Assets
Restricted cash	$93	$95
Loan receivables	$31,356	$33,016
Allowance for loan losses allocated to securitized loan receivables	$(995)	$(955)
Other assets	$5	$4
Liabilities
Long-term borrowings	$16,738	$16,411
Accrued expenses and other liabilities	$15	$15

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$1,916	$1,734	$3,792	$3,467
Other loans	379	331	746	657
Investment securities	7	10	14	21
Other interest income	36	15	64	29
Total interest income	2,338	2,090	4,616	4,174
Interest expense
Deposits	199	166	390	328
Long-term borrowings	201	173	396	345
Total interest expense	400	339	786	673
Net interest income	1,938	1,751	3,830	3,501
Provision for loan losses	640	412	1,226	836
Net interest income after provision for loan losses	1,298	1,339	2,604	2,665
Other income
Discount and interchange revenue, net	278	265	511	538
Protection products revenue	56	59	114	120
Loan fee income	83	79	172	159
Transaction processing revenue	42	39	81	75
Other income	22	23	50	47
Total other income	481	465	928	939
Other expense
Employee compensation and benefits	367	340	730	685
Marketing and business development	192	198	360	360
Information processing and communications	77	89	157	177
Professional fees	156	150	303	310
Premises and equipment	23	23	48	47
Other expense	97	106	199	213
Total other expense	912	906	1,797	1,792
Income before income tax expense	867	898	1,735	1,812
Income tax expense	321	282	625	621
Net income	$546	$616	$1,110	$1,191
Net income allocated to common stockholders	$532	$602	$1,083	$1,164
Basic earnings per common share	$1.41	$1.47	$2.83	$2.81
Diluted earnings per common share	$1.40	$1.47	$2.83	$2.81
Dividends declared per common share	$0.30	$0.30	$0.60	$0.58

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited) (dollars in millions)
Net income	$546	$616	$1,110	$1,191
Other comprehensive income (loss), net of taxes
Unrealized gain on available-for-sale investment securities, net of tax	—	4	1	18
Unrealized gain (loss) on cash flow hedges, net of tax	5	(6)	10	(32)
Other comprehensive income (loss)	5	(2)	11	(14)
Comprehensive income	$551	$614	$1,121	$1,177

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2015	575	$560	560,679	$5	$3,885	$13,250	$(160)	$(6,265)	$11,275
Net income	—	—	—	—	—	1,191	—	—	1,191
Other comprehensive loss	—	—	—	—	—	—	(14)	—	(14)
Purchases of treasury stock	—	—	—	—	—	—	—	(849)	(849)
Common stock issued under employee benefit plans	—	—	45	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	1,631	—	45	—	—	—	45
Dividends — common stock	—	—	—	—	—	(234)	—	—	(234)
Dividends — preferred stock	—	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2016	575	$560	562,355	$5	$3,932	$14,188	$(174)	$(7,114)	$11,397

Balance at December 31, 2016	575	$560	562,414	$5	$3,962	$15,130	$(161)	$(8,173)	$11,323
Net income	—	—	—	—	—	1,110	—	—	1,110
Other comprehensive income	—	—	—	—	—	—	11	—	11
Purchases of treasury stock	—	—	—	—	—	—	—	(970)	(970)
Common stock issued under employee benefit plans	—	—	40	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	988	1	32	—	—	—	33
Dividends — common stock	—	—	—	—	—	(232)	—	—	(232)
Dividends — preferred stock	—	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2017	575	$560	563,442	$6	$3,997	$15,989	$(150)	$(9,143)	$11,259

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2017	2016
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,110	$1,191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,226	836
Deferred income taxes	(46)	121
Depreciation and amortization	188	176
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(195)	(198)
Net loss investments and other assets	27	26
Other, net	33	39
Changes in assets and liabilities:
Decrease in other assets	3	89
Decrease in accrued expenses and other liabilities	(314)	(464)
Net cash provided by operating activities	2,032	1,816

Cash flows from investing activities
Purchases of other short-term investments	—	(1,050)
Maturities of available-for-sale investment securities	104	671
Maturities of held-to-maturity investment securities	7	9
Purchases of held-to-maturity investment securities	(36)	(46)
Net principal disbursed on loans originated for investment	(1,550)	(83)
Proceeds from returns of investment	14	—
Purchases of other investments	(23)	(12)
Increase in restricted cash	2	1
Purchases of premises and equipment	(103)	(86)
Net cash used for investing activities	(1,585)	(596)

Cash flows from financing activities
Proceeds from issuance of securitized debt	2,952	1,833
Maturities and repayment of securitized debt	(2,651)	(1,966)
Proceeds from issuance of other long-term borrowings	1,050	73
Maturities and repayment of other long-term borrowings	(401)	—
Proceeds from issuance of common stock	2	5
Purchases of treasury stock	(970)	(849)
Net increase in deposits	858	983
Dividends paid on common and preferred stock	(251)	(254)
Net cash provided by (used for) financing activities	589	(175)
Net increase in cash and cash equivalents	1,036	1,045
Cash and cash equivalents, at beginning of period	11,914	9,572
Cash and cash equivalents, at end of period	$12,950	$10,617

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
This ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Management has followed the discussions of the FASB subsequent to the issuance of the ASU, and evaluated the conclusions published by its Transition Resource Group ("TRG"), specifically those pertaining to how the new revenue recognition rules should be interpreted for credit card arrangements, loyalty programs, and transaction processing arrangements. Those discussions support the conclusion that timing and measurement of fee revenues associated with the Company’s credit card arrangements and costs associated with the Company’s credit card reward programs will not be impacted by the new rules. The FASB TRG discussions and guidance also support the conclusion that the timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, will remain substantially unchanged under the new accounting model. This conclusion covers the vast majority of the Company’s revenue that is within the scope of the new standard.
Upon adoption in 2018, the Company will record an adjustment, if needed, to retained earnings as of the beginning of the year of initial application, which can be either the earliest comparative period presented, with all periods presented under the new rules, or January 1, 2018, without restating prior periods presented. While management continues to evaluate the remaining in-scope revenue items to determine what, if any, impact the rules will have on their accounting and reporting, no material impacts are expected. At this time, management does not anticipate a restatement of prior period amounts when the standard becomes effective.
Business Dispositions
On June 16, 2015, the Company announced the closing of the mortgage origination business it acquired in 2012, which was part of its Direct Banking segment. The disposition represented the exiting of an ancillary business and did not have a major impact on the Company’s operations.

2.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	June 30, 2017	December 31, 2016
U.S. Treasury securities(1)	$672	$674
States and political subdivisions of states	1	2
Residential mortgage-backed securities - Agency(2)	1,006	1,081
Total investment securities	$1,679	$1,757

(1)	Includes $37 million and $73 million of U.S. Treasury securities pledged as swap collateral as of June 30, 2017 and December 31, 2016, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2017
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$676	$—	$(4)	$672
Residential mortgage-backed securities - Agency	827	3	(3)	827
Total available-for-sale investment securities	$1,503	$3	$(7)	$1,499
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$1	$—	$—	$1
Residential mortgage-backed securities - Agency(3)	179	1	(1)	179
Total held-to-maturity investment securities	$180	$1	$(1)	$180

At December 31, 2016
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$676	$—	$(2)	$674
Residential mortgage-backed securities - Agency	934	2	(5)	931
Total available-for-sale investment securities	$1,610	$2	$(7)	$1,605
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$2	$—	$—	$2
Residential mortgage-backed securities - Agency(3)	150	1	(1)	150
Total held-to-maturity investment securities	$152	$1	$(1)	$152

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2017
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$672	$(4)	$—	$—
Residential mortgage-backed securities - Agency	15	$376	$(2)	$46	$(1)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	38	$88	$(1)	$—	$—

At December 31, 2016
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$674	$(2)	$—	$—
Residential mortgage-backed securities - Agency	19	$586	$(5)	$—	$—
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	31	$61	$(1)	$—	$—

There were no losses related to other-than-temporary impairments during the three and six months ended June 30, 2017 and 2016.
The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net unrealized gain recorded in other comprehensive income, before-tax	$—	$6	$2	$29
Net unrealized gain recorded in other comprehensive income, after-tax	$—	$4	$1	$18

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At June 30, 2017
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$—	$676	$—	$—	$676
Residential mortgage-backed securities - Agency	—	73	560	194	827
Total available-for-sale investment securities	$—	$749	$560	$194	$1,503
Held-to-Maturity Investment Securities—Amortized Cost
State and political subdivisions of states	$—	$—	$—	$1	$1
Residential mortgage-backed securities - Agency	—	—	—	179	179
Total held-to-maturity investment securities	$—	$—	$—	$180	$180
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$—	$672	$—	$—	$672
Residential mortgage-backed securities - Agency	—	73	559	195	827
Total available-for-sale investment securities	$—	$745	$559	$195	$1,499
Held-to-Maturity Investment Securities—Fair Values
State and political subdivisions of states	$—	$—	$—	$1	$1
Residential mortgage-backed securities - Agency	—	—	—	179	179
Total held-to-maturity investment securities	$—	$—	$—	$180	$180

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of June 30, 2017 and December 31, 2016, the Company had outstanding investments in these entities of $332 million and $326 million, respectively, and related contingent liabilities of $74 million and $64 million, respectively. Of the above outstanding equity investments, the Company had $290 million and $270 million of investments related to affordable housing projects as of June 30, 2017 and December 31, 2016, respectively, which had $74 million and $64 million related contingent liabilities, respectively.

3.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	June 30, 2017	December 31, 2016
Loan receivables
Credit card loans(1)	$61,797	$61,522
Other loans
Personal loans	6,955	6,481
Private student loans	6,594	6,393
Other	329	274
Total other loans	13,878	13,148
PCI loans(2)	2,322	2,584
Total loan receivables	77,997	77,254
Allowance for loan losses	(2,384)	(2,167)
Net loan receivables	$75,613	$75,087

(1)
Amounts include $21.2 billion and $20.8 billion underlying investors’ interest in trust debt at June 30, 2017 and December 31, 2016, respectively, and $8.9 billion and $10.8 billion in seller's interest at June 30, 2017 and December 31, 2016, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

(2)
Amounts include $1.2 billion and $1.4 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at June 30, 2017 and December 31, 2016, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At June 30, 2017
Credit card loans(2)	$634	$603	$1,237	$540	$206
Other loans
Personal loans(3)	57	21	78	20	10
Private student loans (excluding PCI)(4)	98	42	140	42	—
Other	1	1	2	—	10
Total other loans (excluding PCI)	156	64	220	62	20
Total loan receivables (excluding PCI)	$790	$667	$1,457	$602	$226

At December 31, 2016
Credit card loans(2)	$655	$597	$1,252	$544	$189
Other loans
Personal loans(3)	55	19	74	18	8
Private student loans (excluding PCI)(4)	106	35	141	35	—
Other	1	1	2	—	19
Total other loans (excluding PCI)	162	55	217	53	27
Total loan receivables (excluding PCI)	$817	$652	$1,469	$597	$216

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $9 million and $7 million for the three months ended June 30, 2017 and 2016, respectively, and $17 million and $15 million for the six months ended June 30, 2017 and 2016, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $61 million and $58 million of loans accounted for as troubled debt restructurings at June 30, 2017 and December 31, 2016, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $3 million and $2 million of loans accounted for as troubled debt restructurings at June 30, 2017 and December 31, 2016, respectively.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $5 million and $3 million of loans accounted for as troubled debt restructurings at June 30, 2017 and December 31, 2016.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended June 30,
	2017		2016
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$445	2.94%	$334	2.39%
Other loans
Personal loans	54	3.18%	33	2.38%
Private student loans (excluding PCI)	20	1.15%	17	1.10%
Other	1	0.30%	—	—%
Total other loans	75	2.14%	50	1.68%
Net charge-offs (excluding PCI)	$520	2.79%	$384	2.27%
Net charge-offs (including PCI)	$520	2.71%	$384	2.18%

	For the Six Months Ended June 30,
	2017		2016
	Net Charge-off Dollars	Net Charge-off Rate(1)	Net Charge-off Dollars	Net Charge-off Rate(1)
Credit card loans	$867	2.89%	$660	2.37%
Other loans
Personal loans	105	3.17%	67	2.41%
Private student loans (excluding PCI)	34	0.99%	29	0.98%
Other	3	1.79%	—	—%
Total other loans	142	2.08%	96	1.64%
Net charge-offs (excluding PCI)	$1,009	2.74%	$756	2.24%
Net charge-offs (including PCI)	$1,009	2.65%	$756	2.15%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.
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
At June 30, 2017
Credit card loans	82%	18%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2016
Credit card loans	82%	18%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At June 30, 2017 and December 31, 2016, there were $28 million and $19 million, respectively, of private student loans, including PCI, in forbearance, representing 0.5% and 0.3%, respectively, of total student loans in repayment and forbearance.
Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,892	$207	$156	$9	$2,264
Additions
Provision for loan losses	533	82	23	2	640
Deductions
Charge-offs	(561)	(61)	(22)	(1)	(645)
Recoveries	116	7	2	—	125
Net charge-offs	(445)	(54)	(20)	(1)	(520)
Balance at end of period	$1,980	$235	$159	$10	$2,384

	For the Three Months Ended June 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,590	$165	$148	$18	$1,921
Additions
Provision for loan losses	347	44	20	1	412
Deductions
Charge-offs	(448)	(38)	(19)	—	(505)
Recoveries	114	5	2	—	121
Net charge-offs	(334)	(33)	(17)	—	(384)
Balance at end of period	$1,603	$176	$151	$19	$1,949

	For the Six Months Ended June 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	1,057	140	35	(6)	1,226
Deductions
Charge-offs	(1,096)	(118)	(39)	(3)	(1,256)
Recoveries	229	13	5	—	247
Net charge-offs	(867)	(105)	(34)	(3)	(1,009)
Balance at end of period	$1,980	$235	$159	$10	$2,384

	For the Six Months Ended June 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	709	88	37	2	836
Deductions
Charge-offs	(887)	(77)	(34)	—	(998)
Recoveries	227	10	5	—	242
Net charge-offs	(660)	(67)	(29)	—	(756)
Balance at end of period	$1,603	$176	$151	$19	$1,949

(1)	Includes both PCI and non-PCI private student loans.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$87	$67	$171	$136
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$23	$17	$45	$34

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At June 30, 2017
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,789	$210	$106	$3	$2,108
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	191	25	20	7	243
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	33	—	33
Total allowance for loan losses	$1,980	$235	$159	$10	$2,384
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$60,649	$6,863	$6,479	$283	$74,274
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,148	92	115	46	1,401
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,322	—	2,322
Total recorded investment	$61,797	$6,955	$8,916	$329	$77,997

At December 31, 2016
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,623	$179	$105	$3	$1,910
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	167	21	18	16	222
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	35	—	35
Total allowance for loan losses	$1,790	$200	$158	$19	$2,167
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$60,437	$6,400	$6,307	$219	$73,363
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,085	81	86	55	1,307
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,584	—	2,584
Total recorded investment	$61,522	$6,481	$8,977	$274	$77,254

(1)	Includes both PCI and non-PCI private student loans.

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

(3)
The unpaid principal balance of credit card loans was $994 million and $935 million at June 30, 2017 and December 31, 2016, respectively. The unpaid principal balance of personal loans was $91 million and $79 million at June 30, 2017 and December 31, 2016, respectively. The unpaid principal balance of student loans was $113 million and $84 million at June 30, 2017 and December 31, 2016, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended June 30, 2017
Credit card loans(3)	$1,137	$25	$22
Personal loans	$90	$3	$1
Private student loans(4)	$107	$1	$—

For the Three Months Ended June 30, 2016
Credit card loans(3)	$1,016	$22	$19
Personal loans	$71	$2	$—
Private student loans(4)	$53	$1	N/A

For the Six Months Ended June 30, 2017
Credit card loans(3)	$1,122	$50	$42
Personal loans	$87	$5	$2
Private student loans(4)	$101	$3	$—

For the Six Months Ended June 30, 2016
Credit card loans(3)	$1,019	$42	$39
Personal loans	$70	$4	$1
Private student loans(4)	$52	$2	N/A

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

(3)
Includes credit card loans that were modified in troubled debt restructurings, but are no longer enrolled in a troubled debt restructuring program due to noncompliance with the terms of the modification or successful completion of a program. The average balance of credit card loans that were no longer enrolled in a troubled debt restructuring program was $324 million and $274 million, respectively, for the three months ended June 30, 2017 and 2016, and $317 million and $274 million for the six months ended June 30, 2017 and 2016.

(4)
As a result of the updates implemented in the third quarter of 2016, some student loans accounted for as troubled debt restructurings have additional gross income that would have been recorded if the loans in modification programs had not been restructured and interest had instead been recorded in accordance with the original terms. For the three and six months ended June 30, 2017, the gross income that would have been recorded with original terms for student loans in modification programs was not material.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and six months ended June 30, 2017 and 2016, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended June 30, 2017 and 2016, the Company forgave approximately $10 million and $7 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the six months ended June 30, 2017 and 2016, the Company forgave approximately $21 million and $16 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended June 30,
	2017		2016
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	26,078	$157	19,780	$118
Personal loans	1,430	$18	1,027	$12
Private student loans	1,003	$18	289	$4

	For the Six Months Ended June 30,
	2017		2016
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	56,971	$338	42,064	$253
Personal loans	2,993	$36	2,088	$24
Private student loans	2,020	$35	741	$12

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30,
	2017		2016
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	8,049	$43	4,380	$23
Personal loans(2)	341	$4	276	$3
Private student loans(3)	184	$3	177	$3

	For the Six Months Ended June 30,
	2017		2016
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	16,215	$87	9,080	$48
Personal loans(2)	648	$8	434	$5
Private student loans(3)	369	$6	374	$6

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the three months ended June 30, 2017 and 2016, approximately 39% and 34%, respectively, of the total balances were charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the six months ended June 30, 2017 and 2016, approximately 39% and 35%, respectively, of the total balances were charged off at the end of the month in which that defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."

Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at June 30, 2017 and December 31, 2016. Total PCI student loans had an outstanding balance of $2.4 billion and $2.7 billion, including accrued interest, and a related carrying amount of $2.3 billion and $2.6 billion as of June 30, 2017 and December 31, 2016, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$755	$916	$796	$965
Accretion into interest income	(40)	(47)	(81)	(96)
Other changes in expected cash flows	10	19	10	19
Balance at end of period	$725	$888	$725	$888

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three and six months ended June 30, 2017 and 2016. The allowance for PCI loan losses at June 30, 2017 and December 31, 2016 was $33 million and $35 million. For the three and six months ended June 30, 2017 and 2016, increase in accretable yield was primarily driven by the increases in the rates on variable loans during the first half of 2017 and 2016. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At June 30, 2017, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.70% and 0.85%, respectively. At December 31, 2016, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.88% and 0.87%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.64% and 0.48% for the three months ended June 30, 2017 and 2016, respectively, and 0.58% and 0.46% for the six months ended June 30, 2017 and 2016, respectively.

4.	Credit Card and Student Loan Securitization Activities
The Company’s securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. For a description of the Company’s principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation of the Company’s annual report on Form 10-K for the year ended December 31, 2016.
Credit Card Securitization Activities
The Company accesses the term asset securitization market through the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”). Credit card loan receivables are transferred into DCMT and beneficial interests in DCMT are transferred into DCENT. Interests in DCENT are issued to investors in the form of debt securities and are reported in long-term borrowings.
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

Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. Further, the transferred credit card loan receivables are owned by the trust and are not available to third-party creditors of the Company. The trusts have ownership of cash balances, the amounts of which are reported in restricted cash. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt. Apart from the restricted assets related to securitization activities, the investors and the securitization trusts have no recourse to the Company’s other assets or the Company's general credit for a shortage in cash flows.
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	June 30, 2017	December 31, 2016
Restricted cash	$26	$23

Investors’ interests held by third-party investors	16,100	15,625
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,113	5,189
Seller’s interest	8,894	10,812
Loan receivables(1)	30,107	31,626
Allowance for loan losses allocated to securitized loan receivables(1)	(970)	(928)
Net loan receivables	29,137	30,698
Other	5	4
Carrying value of assets of consolidated variable interest entities	$29,168	$30,725

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of June 30, 2017, no economic or other early amortization events have occurred.
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
Student Loan Securitization Activities
Student loan trust receivables underlying third-party investors’ interests are recorded in PCI loans and the related debt issued by the trusts is reported in long-term borrowings. The assets of the trusts are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts. With the exception of the trusts’ restricted assets, the trusts and investors have no recourse to the Company’s other assets or the Company's general credit for a shortage in cash flows.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	June 30, 2017	December 31, 2016
Restricted cash	$67	$72

Student loan receivables(1)	1,249	1,390
Allowance for loan losses allocated to securitized loan receivables(1)	(25)	(27)
Net student loan receivables	1,224	1,363
Carrying value of assets of consolidated variable interest entities	$1,291	$1,435

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	June 30, 2017	December 31, 2016
Certificates of deposit in amounts less than $100,000	$19,597	$20,225
Certificates of deposit in amounts $100,000 or greater(1)	5,977	5,864
Savings deposits, including money market deposit accounts	26,785	25,372
Total interest-bearing deposits	$52,359	$51,461

(1)	Includes $1.4 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of June 30, 2017 and December 31, 2016.
The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	June 30, 2017
Three months or less	$899
Over three months through six months	811
Over six months through twelve months	1,574
Over twelve months	2,693
Total	$5,977

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	June 30, 2017
2017	$5,966
2018	8,193
2019	3,435
2020	2,671
2021	1,879
Thereafter	3,430
Total	$25,574

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	June 30, 2017				December 31, 2016
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2017-2024	1.39%-5.65%	2.17%	$9,818	$9,868
Floating-rate asset-backed securities(2)(3)	2018-2024	1.39%-1.83%	1.60%	6,212	5,694
Total Discover Card Master Trust I and Discover Card Execution Note Trust				16,030	15,562

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2042	1.33%-5.00%	2.81%	708	849
Total SLC Private Student Loan Trusts				708	849
Total long-term borrowings - owed to securitization investors				16,738	16,411

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)	2019-2027	3.75%-10.25%	4.25%	2,695	2,090
Fixed-rate retail notes	2017-2031	2.85%-4.40%	3.70%	227	169

Discover Bank
Fixed-rate senior bank notes(1)	2018-2026	2.00%-4.25%	3.21%	6,081	6,077
Fixed-rate subordinated bank notes	2019-2020	7.00%-8.70%	7.49%	697	696
Total long-term borrowings				$26,438	$25,443

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt.

(2)	Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of June 30, 2017.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 14: Derivatives and Hedging Activities for additional information.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points, Prime rate + 75 to 100 basis points and 1-month LIBOR + 350 basis points as of June 30, 2017.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction which matured and is no longer outstanding as of June 30, 2017. The swap did not qualify for hedge accounting and had no impact on debt carrying value. See Note 14: Derivatives and Hedging Activities for additional information.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $255 million of senior notes maturing in 2031, $436 million of senior and subordinated notes maturing in 2036 and $17 million of senior notes maturing in 2042 as of June 30, 2017.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	June 30, 2017
2017	$2,201
2018	5,269
2019	5,991
2020	3,433
2021	1,040
Thereafter	8,504
Total	$26,438

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2017, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of June 30, 2017. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in calendar years 2018 through 2020. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized (Loss) Gain on Available-for-Sale Investment Securities, Net of Tax	(Loss) Gain on Cash Flow Hedges, Net of Tax	Pension Plan Loss, Net of Tax	AOCI
For the Three Months Ended June 30, 2017
Balance at March 31, 2017	$(2)	$(8)	$(145)	$(155)
Net change	—	5	—	5
Balance at June 30, 2017	$(2)	$(3)	$(145)	$(150)

For the Three Months Ended June 30, 2016
Balance at March 31, 2016	$14	$(46)	$(140)	$(172)
Net change	4	(6)	—	(2)
Balance at June 30, 2016	$18	$(52)	$(140)	$(174)

For the Six Months Ended June 30, 2017
Balance at December 31, 2016	$(3)	$(13)	$(145)	$(161)
Net change	1	10	—	11
Balance at June 30, 2017	$(2)	$(3)	$(145)	$(150)

For the Six Months Ended June 30, 2016
Balance at December 31, 2015	$—	$(20)	$(140)	$(160)
Net change	18	(32)	—	(14)
Balance at June 30, 2016	$18	$(52)	$(140)	$(174)

The table below presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended June 30, 2017
Available-for-Sale Investment Securities
Net unrealized holding gain (loss) arising during the period	$—	$—	$—
Net change	$—	$—	$—
Cash Flow Hedges
Net unrealized gain arising during the period	$3	$(1)	$2
Amounts reclassified from AOCI	3	—	3
Net change	$6	$(1)	$5

For the Three Months Ended June 30, 2016
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$6	$(2)	$4
Net change	$6	$(2)	$4
Cash Flow Hedges
Net unrealized loss arising during the period	$(18)	$6	$(12)
Amounts reclassified from AOCI	9	(3)	6
Net change	$(9)	$3	$(6)

For the Six Months Ended June 30, 2017
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$2	$(1)	$1
Net change	$2	$(1)	$1
Cash Flow Hedges
Net unrealized gain arising during the period	$9	$(4)	$5
Amounts reclassified from AOCI	8	(3)	5
Net change	$17	$(7)	$10

For the Six Months Ended June 30, 2016
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$29	$(11)	$18
Net change	$29	$(11)	$18
Cash Flow Hedges
Net unrealized loss arising during the period	$(70)	$27	$(43)
Amounts reclassified from AOCI	18	(7)	11
Net change	$(52)	$20	$(32)

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income before income tax expense	$867	$898	$1,735	$1,812
Income tax expense	$321	$282	$625	$621
Effective income tax rate	37.1%	31.4%	36.0%	34.3%

Income tax expense increased $39 million and $4 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The effective tax rates for the three and six months ended June 30, 2017 of 37.1% and 36.0%, respectively, increased from 31.4% and 34.3% for the same periods in 2016. The increase in rates is primarily due to the settlement with the United States Congress Joint Committee on Taxation that occurred in the second quarter of 2016.
The Company is subject to examination by the Internal Revenue Service ("IRS") and tax authorities in various state, local and foreign tax jurisdictions. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The 2008-2010 federal audit is currently under Administrative Appeals and the IRS is currently examining the years 2011-2015. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income	$546	$616	$1,110	$1,191
Preferred stock dividends	(10)	(10)	(19)	(19)
Net income available to common stockholders	536	606	1,091	1,172
Income allocated to participating securities	(4)	(4)	(8)	(8)
Net income allocated to common stockholders	$532	$602	$1,083	$1,164
Denominator
Weighted-average shares of common stock outstanding	379	410	382	414
Effect of dilutive common stock equivalents	—	1	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	379	411	382	414

Basic earnings per common share	$1.41	$1.47	$2.83	$2.81
Diluted earnings per common share	$1.40	$1.47	$2.83	$2.81

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and six months ended June 30, 2017 and 2016.

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
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued final capital rules under the Basel Committee’s December 2010 framework (referred to as “Basel III”) establishing a new comprehensive capital framework for U.S. banking organizations. The final capital rules ("Basel III rules") substantially revise Basel I rules regarding the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company. The Basel III rules became effective for the Company on January 1, 2015. This timing is based on the Company being classified as a "Standardized Approach" entity.

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
As of June 30, 2017, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount(1)	Ratio(1)
June 30, 2017
Total capital (to risk-weighted assets)
Discover Financial Services	$12,263	15.2%	$6,436	≥8.0%	$8,045	≥10.0%
Discover Bank	$12,392	15.5%	$6,376	≥8.0%	$7,970	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,052	13.7%	$4,827	≥6.0%	$4,827	≥6.0%
Discover Bank	$10,600	13.3%	$4,782	≥6.0%	$6,376	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,052	11.8%	$3,742	≥4.0%	N/A	N/A
Discover Bank	$10,600	11.4%	$3,710	≥4.0%	$4,637	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,492	13.0%	$3,620	≥4.5%	N/A	N/A
Discover Bank	$10,600	13.3%	$3,587	≥4.5%	$5,181	≥6.5%

December 31, 2016
Total capital (to risk-weighted assets)
Discover Financial Services	$12,445	15.5%	$6,408	≥8.0%	$8,010	≥10.0%
Discover Bank	$12,334	15.5%	$6,346	≥8.0%	$7,932	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,152	13.9%	$4,806	≥6.0%	$4,806	≥6.0%
Discover Bank	$10,450	13.2%	$4,759	≥6.0%	$6,346	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,152	12.3%	$3,624	≥4.0%	N/A	N/A
Discover Bank	$10,450	11.6%	$3,591	≥4.0%	$4,488	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,592	13.2%	$3,604	≥4.5%	N/A	N/A
Discover Bank	$10,450	13.2%	$3,570	≥4.5%	$5,156	≥6.5%

(1)
The Basel III rules do not establish well-capitalized thresholds for these measures for bank holding companies. Existing well-capitalized thresholds established in the Federal Reserve's Regulation Y have been included where available.

11.	Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company's commitments, contingencies and guarantee relationships are described below.

Commitments
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2028. Future minimum payments on capital leases were not material at June 30, 2017. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

June 30, 2017
2017	$6
2018	12
2019	11
2020	10
2021	9
Thereafter	41
Total minimum lease payments	$89

Unused Commitments to Extend Credit
At June 30, 2017, the Company had unused commitments to extend credit for loans of approximately $184.3 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
Contingencies
See Note 12: Litigation and Regulatory Matters for a description of potential liability arising from pending litigation or regulatory proceedings involving the Company.
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
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At June 30, 2017, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
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
While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume, would be $152 million for merchant guarantees as of June 30, 2017. The maximum potential counterparty exposures to these settlement guarantees for ATM guarantees would be immaterial as of June 30, 2017. The maximum potential counterparty exposures for network alliance guarantees would be $31 million as of June 30, 2017.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of June 30, 2017, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2017 and 2016.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Aggregate sales transaction volume(1)	$35,885	$34,634	$68,539	$65,915

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2017 or December 31, 2016. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of June 30, 2017 and December 31, 2016, the Company had escrow deposits and settlement withholdings of $7 million and $9 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condenses consolidated statements of financial condition.

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
The Company has historically relied on the arbitration clause in its customer agreements, which has in some instances limited the costs of, and the Company’s exposure to, litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal and regulatory challenges and prohibitions may also cause the Company to discontinue use of such clauses. From time to time, the Company is involved in legal actions challenging its arbitration clause. Bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. The Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Consumer Financial Protection Bureau (the "CFPB") to conduct a study on pre-dispute arbitration clauses and, based on the study, potentially limit or ban arbitration clauses. On July 10, 2017, the CFPB issued a final arbitration rule that would (i) effectively ban consumer financial companies from including class action waivers in arbitration clauses, and (ii) require records of arbitrations to be provided to the CFPB for publication on its website. The final rule will become effective 60 days after its publication in the Federal Register, and applies to customer agreements entered into 180 days after its effective date. The Company is currently assessing the impact of the final rule, but believes that, subject to certain exceptions, it will generally not apply to arbitration clauses the Company already has in place with its existing customer base. The final rule may be subject to a variety of legal and other challenges including by Congress, through private litigation and other means, which may limit or even eliminate the rule.
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three and six months ended June 30, 2017 and 2016.
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
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, The Student Loan Corporation and Discover Products Inc. (the “Discover Subsidiaries”), agreed to a consent order with the CFPB resolving the agency’s investigation with respect to certain student loan servicing practices. The CFPB’s investigation into these practices has been previously disclosed by the Company, initially in February 2014. The order required the Discover Subsidiaries to provide redress of approximately $16 million to consumers who may have been affected by the activities described in the order related to certain collection calls, overstatements of minimum payment due amounts in billing statements, and provision of interest paid information to consumers, and provide regulatory disclosures with respect to loans acquired in default. In addition, the Discover Subsidiaries were required to pay a $2.5 million civil money penalty to the CFPB. As required by the consent order, on October 19, 2015, the Discover Subsidiaries submitted to the CFPB a redress plan and a compliance plan designed to ensure that the Discover Subsidiaries provide redress and otherwise comply with the terms of the order.
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
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. On July 15, 2016, plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. The defendants filed motions to dismiss on August 5, 2016. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the networks, including the Company. Discovery is proceeding and class certification is fully briefed but the court did not rule on certification before it entered an order in May 2017 transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. In June 2017, the federal court in New York declined to consolidate the B&R case with MDL 1720, but ordered the parties to coordinate discovery across the actions to the extent they involved related issues. On July 6, 2017, the Company requested permission to file a motion to dismiss the claims against it in the federal court in New York. A ruling on that request is expected on or before the August 24, 2017 status conference in which the Court is expected to set a schedule for remaining discovery and further proceedings on class certification. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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
During the six months ended June 30, 2017, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2017
Assets
U.S. Treasury securities	$672	$—	$—	$672
Residential mortgage-backed securities - Agency	—	827	—	827
Available-for-sale investment securities	$672	$827	$—	$1,499

Derivative financial instruments(1)	$—	$5	$—	$5

Liabilities
Derivative financial instruments(1)	$—	$13	$—	$13

Balance at December 31, 2016
Assets
U.S. Treasury securities	$674	$—	$—	$674
Residential mortgage-backed securities - Agency	—	931	—	931
Available-for-sale investment securities	$674	$931	$—	$1,605

Derivative financial instruments	$—	$7	$—	$7

Liabilities
Derivative financial instruments	$—	$94	$—	$94

(1)
Effective in the first quarter of 2017, certain cash collateral amounts (variation margin) associated with derivative positions that are cleared through an exchange are reflected as offsets to the associated derivative asset and derivative liability balances, generally reducing the fair values to approximately zero. See Note 14: Derivatives and Hedging Activities for additional information.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or six months ended June 30, 2017 and 2016.
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
At June 30, 2017, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $808 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and six months ended June 30, 2017 and 2016, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at June 30, 2017
Assets
States and political subdivisions of states	$—	$1	$—	$1	$1
Residential mortgage-backed securities - Agency	—	179	—	179	179
Held-to-maturity investment securities	$—	$180	$—	$180	$180

Cash and cash equivalents	$12,950	$—	$—	$12,950	$12,950
Restricted cash	$93	$—	$—	$93	$93
Net loan receivables	$—	$—	$78,819	$78,819	$75,613
Accrued interest receivables	$—	$746	$—	$746	$746

Liabilities
Deposits	$—	$53,024	$—	$53,024	$52,864
Long-term borrowings - owed to securitization investors	$—	$16,127	$743	$16,870	$16,738
Other long-term borrowings	$—	$10,222	$—	$10,222	$9,700
Accrued interest payables	$—	$191	$—	$191	$191

Balance at December 31, 2016
Assets
States and political subdivisions of states	$—	$2	$—	$2	$2
Residential mortgage-backed securities - Agency	—	150	—	150	150
Held-to-maturity investment securities	$—	$152	$—	$152	$152

Cash and cash equivalents	$11,914	$—	$—	$11,914	$11,914
Restricted cash	$95	$—	$—	$95	$95
Net loan receivables	$—	$—	$78,252	$78,252	$75,087
Accrued interest receivables	$—	$724	$—	$724	$724

Liabilities
Deposits	$—	$52,183	$—	$52,183	$51,992
Long-term borrowings - owed to securitization investors	$—	$15,617	$900	$16,517	$16,411
Other long-term borrowings	$—	$9,470	$—	$9,470	$9,032
Accrued interest payables	$—	$168	$—	$168	$168

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on credit card securitized debt and deposits. The Company's outstanding cash flow hedges are for an initial maximum period of seven years for securitized debt and deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company's LIBOR or Federal Funds rate-based interest payments, and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at June 30, 2017 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $9 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
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
Derivatives Cleared Through an Exchange
Effective January 3, 2017, the Chicago Mercantile Exchange ("CME") changed the legal characterization of cash variation margin payments on derivatives cleared through its exchange as "settlements" rather than as "collateral". The Company currently utilizes only CME for all cleared transactions. The International Swaps and Derivatives Association ("ISDA") outlined their conclusions regarding the impact of the change, stating that variation margin payments that are legally considered settlement payments should be accounted for with corresponding derivative positions as one unit of account and should no longer be accounted for separately as collateral. The Securities and Exchange Commission staff did not object to the ISDA’s conclusions. The results of the change are reflected in the table below for the current period. With settlement payments on derivative positions cleared through the CME reflected as offsets to the associated derivative asset and liability balances, the fair values of derivative instruments and collateral balances shown are generally reduced. At June 30, 2017, the change resulted in a decrease of $64 million in both derivative assets/liabilities and collateral posted on the condensed consolidated statements of financial condition.
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	June 30, 2017				December 31, 2016
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge(1)	$3,800	7	$3	$9	$3,700	$—	$22
Interest rate swaps—fair value hedge(1)	$5,645	31	2	4	$6,208	7	72
Derivatives not designated as hedges
Foreign exchange forward contracts(2)	$12	6	—	—	$13	—	—
Interest rate swap	$—	—	—	—	$149	—	—
Total gross derivative assets/liabilities(3)			5	13		7	94
Less: Collateral held/posted(4)			(1)	(13)		(2)	(94)
Total net derivative assets/liabilities			$4	$—		$5	$—

(1)
Effective in the first quarter of 2017, certain cash collateral amounts (variation margin) associated with derivative positions that are cleared through an exchange are reflected as offsets to the associated derivative asset and derivative liability balances, generally reducing the fair values to approximately zero. The affected contracts remain term instruments and are reflected in notional amounts and number of outstanding derivative contracts.

(2)
The foreign exchange forward contracts have notional amounts of EUR 7 million, GBP 2 million and SGD 1 million as of June 30, 2017 and notional amounts of EUR 6 million, GBP 5 million and SGD 1 million as of December 31, 2016.

(3)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At June 30, 2017, the Company had one outstanding contract with a notional amount of $2 million and immaterial fair value. At December 31, 2016, the Company had one outstanding contract with a notional amount of $36 million and immaterial fair value.

(4)
Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged. Effective in the first quarter of 2017, collateral held/posted excludes amounts that are recorded as offsets to the associated derivative asset or derivative liability balances.

The following tables summarize the impact of the derivative instruments on income and OCI and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

		Amount of Gain (Loss) Recognized in OCI
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2017	2016	2017	2016
Derivatives designated as hedges
Interest rate swaps - cash flow/net investment hedges
Total gain (loss) recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$8	$(10)	$19	$(53)
Total gain (loss) recognized in OCI		$8	$(10)	$19	$(53)

		Amount of (Loss) Gain Recognized in Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2017	2016	2017	2016
Derivatives designated as hedges
Interest rate swaps - cash flow hedges
Amount reclassified from OCI into income	Interest Expense	$(3)	$(9)	$(8)	$(18)
Total amount reclassified from OCI into income on cash flow hedges		(3)	(9)	(8)	(18)

Interest rate swaps - fair value hedges
Gain (loss) on interest rate swaps		13	13	(3)	44
(Loss) Gain on hedged items		(12)	(13)	4	(44)
Net ineffectiveness gain	Interest Expense	1	—	1	—

Increase to interest expense related to net settlements on interest rate swaps	Interest Expense	2	8	8	17
Total gain on fair value hedges		3	8	9	17
Total gain (loss) on derivatives designated as hedges recognized in income		$—	$(1)	$1	$(1)

Derivatives not designated as hedges
Total (loss) gain on derivatives not designated as hedges recognized in income	Other Income	$(1)	$1	$(1)	$—

Collateral Requirements and Credit-Risk Related Contingency Features
The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps and foreign exchange forward contracts. The Company has not sought a legal opinion in relation to the enforceability of its master netting arrangements and, as such, does not report any of these positions on a net basis. Collateral is required by either the Company or its subsidiaries or the counterparty depending on the net fair value position of these derivatives held with that counterparty. The Company may also be required to post collateral with a counterparty for its fair value and cash flow hedge interest rate swaps depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral receivable or payable amounts are generally not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits. However, effective in the first quarter of 2017, certain cash collateral amounts related to positions cleared through an exchange are reflected as offsets to the associated derivatives balances recorded in other assets and accrued expenses and other liabilities.
At June 30, 2017, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one rating notch, Discover Bank would be required to post additional collateral. The amount of additional collateral as of June 30, 2017 would have been $38 million. DFS (Parent Company) had no outstanding derivatives as of June 30, 2017, therefore, no collateral was required.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended June 30, 2017
Interest income
Credit card loans	$1,916	$—	$1,916
Private student loans	127	—	127
PCI student loans	41	—	41
Personal loans	207	—	207
Other	47	—	47
Total interest income	2,338	—	2,338
Interest expense	400	—	400
Net interest income	1,938	—	1,938
Provision for loan losses	639	1	640
Other income	408	73	481
Other expense	876	36	912
Income before income tax expense	$831	$36	$867

For the Three Months Ended June 30, 2016
Interest income
Credit card loans	$1,734	$—	$1,734
Private student loans	110	—	110
PCI student loans	47	—	47
Personal loans	171	—	171
Other	28	—	28
Total interest income	2,090	—	2,090
Interest expense	339	—	339
Net interest income	1,751	—	1,751
Provision for loan losses	411	1	412
Other income	396	69	465
Other expense	868	38	906
Income before income tax expense	$868	$30	$898

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Six Months Ended June 30, 2017
Interest income
Credit card loans	$3,792	$—	$3,792
Private student loans	251	—	251
PCI student loans	82	—	82
Personal loans	405	—	405
Other	86	—	86
Total interest income	4,616	—	4,616
Interest expense	786	—	786
Net interest income	3,830	—	3,830
Provision for loan losses	1,233	(7)	1,226
Other income	783	145	928
Other expense	1,725	72	1,797
Income before income tax expense	$1,655	$80	$1,735

For the Six Months Ended June 30, 2016
Interest income
Credit card loans	$3,467	$—	$3,467
Private student loans	217	—	217
PCI student loans	96	—	96
Personal loans	338	—	338
Other	56	—	56
Total interest income	4,174	—	4,174
Interest expense	673	—	673
Net interest income	3,501	—	3,501
Provision for loan losses	834	2	836
Other income	802	137	939
Other expense	1,719	73	1,792
Income before income tax expense	$1,750	$62	$1,812

16.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2017 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Quarter Highlights

•	Net income for the three months ended June 30, 2017 was $546 million compared to $616 million for the same period in 2016.

•	Total loans grew $6.1 billion, or 8%, from June 30, 2016 to $78.0 billion.

•	Credit card loans grew $4.6 billion, or 8%, to $61.8 billion, and Discover card sales volume increased 5% from June 30, 2016.

•
Net charge-off rate excluding PCI loans increased 52 basis points from the prior year to 2.79% and the credit card delinquency rate for loans over 30 days past due increased 37 basis points from the prior year to 2.00%.

•	Direct-to-consumer deposits grew $3.6 billion, or 11%, from the prior year to $37.7 billion.

•	Payment Services transaction dollar volume for the segment was $50.1 billion, up 12% from the prior year.

•	We received a non-objection to our 2017 Comprehensive Capital Analysis and Review ("CCAR") submission from the Federal Reserve.
Outlook
We plan on continuing to provide strong capital returns to shareholders and proceed to execute against our 2017 capital plan. This plan includes our recently increased quarterly dividend and share repurchase program. We will continue to invest in marketing and rewards to drive growth in our receivables, which we expect will result in higher interest income levels. Investments in marketing and infrastructure are expected to continue in the second half of 2017. We remain focused on utilizing our rewards programs to support growth, which is expected to result in a higher rewards rate year over year.
Along with expected loan growth, we expect net interest margin to increase slightly during the year, driven by our balance sheet positioning for anticipated interest rate increases. Our total charge-off rate is also expected to be higher in comparison to the prior year. We expect to add to the loan loss reserve to provide for the seasoning of recent loan growth and increasing consumer leverage.
In our payments segment, we continue to pursue new ways to drive volume growth while we expect competition to remain intense. We continue to leverage our network to support our card-issuing business.
Regulatory Environment and Developments
In recent years, federal banking regulators have implemented and continue to propose and finalize new regulations and supervisory guidance, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Regulators have also increased their examination and enforcement action activities. The Dodd-Frank Act creates a framework for regulation of large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements and limits on leverage and enhanced supervisory authority. The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions as well as other participants in the financial markets. We expect regulators to continue taking formal enforcement actions against financial institutions in addition to addressing concerns through non-public supervisory actions or findings. While the new Congress and Administration have expressed support for Dodd-Frank modifications that could reduce regulatory burdens through a variety of channels including executive action, rulemaking and legislation, prospects for the enactment of significant changes are uncertain.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including supervisory priorities and actions, our actions, those of our competitors and other marketplace participants, and the behavior of consumers. Regulatory developments, enforcement actions, findings and ratings could affect supervisory priorities, actions, and rule-making, as well as negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, limit our ability to pursue certain business opportunities and obtain related required regulatory approvals, or change how we compensate certain of our employees. For example, in 2016, federal banking regulators issued a proposed rulemaking on incentive compensation. Unlike the principles-based 2010 Interagency Guidance on Sound Incentive Compensation Policies, the proposed rule is prescriptive in nature and would require an extensive restructuring of incentive compensation practices for certain employees, including our executives. Any changes to our business or compensation structure arising out of this rule could impact our ability to attract, hire or retain certain personnel. The timing and substance of the final rule are unknown. For more information on recent matters affecting Discover, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements. Regulatory developments, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our businesses.
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
The CFPB recently issued a final rule that will significantly limit the use of pre-dispute arbitration agreements and class action waivers. For more information, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements.
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
Credit Cards
Pursuant to the CARD Act, the CFPB is conducting its bi-annual review of the consumer credit card market. The review may result in additional guidance for credit card issuers, regulatory changes or legislative recommendations to

Congress. The cost and availability of credit, credit disclosures and consumer experience with debt collectors continue to be an area of focus of the CFPB. The CFPB may propose debt collection regulations that apply to our lending business in 2017. The CFPB is developing a comprehensive debt collection rule that is expected to address practices of both third party debt collectors, which are currently regulated under the Fair Debt Collection Practices Act, and creditors like Discover.
Private Student Loans
There continues to be legislative and regulatory focus on the private student loan market, including by the CFPB, the Federal Deposit Insurance Corporation (the "FDIC") and some state legislatures and state attorneys general. This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. On July 22, 2015, the CFPB and Discover entered into a consent order pertaining to certain student loan servicing practices of Discover Bank, The Student Loan Corporation and Discover Products, Inc. See Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.
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
Mortgage Lending
The mortgage industry continues to be an area of supervisory focus and the CFPB has stated that it will concentrate its examinations on a variety of mortgage-related topics including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has recently published several final rules impacting the mortgage industry. For example, on August 4, 2016, the CFPB issued final rules that expand the obligations of servicers and resolve some ambiguities. These changes will generally take effect in 2017. The CFPB has also recently proposed changes to the rules for integrated mortgage origination disclosures. The timing and substance of a final rule is uncertain at this point.
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
There are additional initiatives in Europe that may have an impact on our Diners Club business, including revisions to the Payment Services Directive ("PSD2") and the new General Data Protection Regulation ("GDPR"). The PSD2 was published in the Official Journal of the EU in December 2015. Each European Union member state will transpose the PSD2 into its national law, and in January 2018 the PSD2 will enter into force. Among other terms, the PSD2 includes provisions that once transposed into local law will regulate surcharging and network access requirements, which may result in differential surcharging of Diners Club cards and may impact Diners Club licensing arrangements in Europe. The European Parliament's Civil Liberties, Justice and Home Affairs Committee approved the final draft of the GDPR in December 2015. The final GDPR was published in the Official Journal of the European Union on May 4, 2016. Organizations have two years to prepare before the legislation comes into force on May 25, 2018. We are preparing for implementation of the GDPR.
The Chinese State Council previously announced that foreign payments companies would be able to participate in the Chinese domestic market and be eligible to apply for a license to operate a Bank Card Clearing Institution ("BCCI") in China. In June 2016 the People’s Bank of China ("PBOC"), in conjunction with the China Banking Regulatory Commission, promulgated the Administrative Measures on BCCIs. On June 30, 2017, the PBOC published the implementation guidelines. We are analyzing any potential impact on our business and preparing for implementation.
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
The Basel Committee has previously proposed revisions to its standardized approach to measuring credit risk for purposes of calculating regulatory capital requirements. The proposed revisions include a provision that would, for the first time, require banking organizations to include a percentage of “unconditionally cancellable commitments” in risk-weighted asset calculations. This change could require credit card issuers, such as Discover, to substantially increase the amount of capital they hold against unused credit card lines. If the Basel Committee were to adopt the revisions as proposed, they would become applicable to Discover only if implemented within the United States by the domestic federal bank regulatory agencies, and made applicable to all "Standardized Approach" banks. Those agencies have publicly acknowledged the Basel Committee’s proposals, indicating that the revisions “would apply primarily to large, internationally active banking organizations.”
Liquidity
We are subject to the Federal Reserve's final rule implementing certain enhanced prudential standards under the Dodd-Frank Act for large U.S. bank holding companies, including enhanced liquidity and risk management requirements, which became effective January 1, 2015. The final rule prescribes a broad range of qualitative liquidity risk management practices.
Additionally, we are subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators in 2014, which became effective on January 1, 2016. This quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. Under the rule's transition period, we are required to maintain a liquidity ratio of 100% in 2017. As of June 30, 2017, our liquidity coverage ratio was in excess of the applicable regulatory requirement. On December 19, 2016, the Federal Reserve issued a final rule that will require banking institutions subject to the liquidity coverage ratio rule to publish quarterly public disclosures regarding the company’s liquidity risk profile and components of its liquidity coverage ratio calculation. Discover will be required to publish its first disclosure under the rule beginning the fourth quarter of 2018.
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

The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Direct Banking
Interest income
Credit card	$1,916	$1,734	$3,792	$3,467
Private student loans	127	110	251	217
PCI student loans	41	47	82	96
Personal loans	207	171	405	338
Other	47	28	86	56
Total interest income	2,338	2,090	4,616	4,174
Interest expense	400	339	786	673
Net interest income	1,938	1,751	3,830	3,501
Provision for loan losses	639	411	1,233	834
Other income	408	396	783	802
Other expense	876	868	1,725	1,719
Income before income tax expense	831	868	1,655	1,750
Payment Services
Provision for loan losses	1	1	(7)	2
Other income	73	69	145	137
Other expense	36	38	72	73
Income before income tax expense	36	30	80	62
Total income before income tax expense	$867	$898	$1,735	$1,812

The following table presents information on transaction volume (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Network Transaction Volume
PULSE Network	$38,848	$33,856	$74,914	$68,536
Network Partners	3,461	3,713	7,122	7,285
Diners Club(1)	7,800	7,198	15,182	13,936
Total Payment Services	50,109	44,767	97,218	89,757
Discover Network—Proprietary(2)	33,342	31,780	63,201	60,356
Total Volume	$83,451	$76,547	$160,419	$150,113
Transactions Processed on Networks
Discover Network	551	538	1,054	1,024
PULSE Network	961	853	1,831	1,694
Total	1,512	1,391	2,885	2,718
Credit Card Volume
Discover Card Volume(3)	$35,297	$33,409	$67,703	$63,413
Discover Card Sales Volume(4)	$32,172	$30,702	$61,306	$58,254

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.

Direct Banking
Our Direct Banking segment reported pretax income of $831 million and $1.7 billion for the three and six months ended June 30, 2017, respectively, as compared to pretax income of $868 million and $1.8 billion for the three and six months ended June 30, 2016, respectively.
Loan receivables increased to $78.0 billion at June 30, 2017 as compared to $77.3 billion at December 31, 2016 primarily due to growth in the credit card loans portfolio. Discover card sales volume was $32.2 billion and $61.3 billion for the three and six months ended June 30, 2017, respectively, which was an increase of 4.8% and 5.2%, respectively, as compared to the same periods in 2016. This volume growth was primarily driven by an increase in consumer spending.
Net interest margin increased for the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily driven by higher yields on credit card loans, partially offset by higher funding costs. The increase in yields on credit card loans was primarily due to the prime rate increase and a higher portion of revolving card receivables, partially offset by higher promotional balances in the card portfolio and higher interest charge-offs. Interest income increased during the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to loan growth and yield expansion. Interest expense increased during the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily due to higher market rates, a change in funding mix and a larger funding base.
At June 30, 2017 and December 31, 2016, our delinquency rate for credit card loans over 30 days past due was 2.00% and 2.04%, respectively. For the three and six months ended June 30, 2017, our net charge-off rate on credit cards increased to 2.94% and 2.89%, respectively, as compared to 2.39% and 2.37% for the same periods in 2016. For the three and six months ended June 30, 2017, the provision for loan losses increased as compared to the same periods in 2016 primarily due to the higher levels of net charge-offs combined with a larger build of allowance for loan losses. For a detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income increased in the three months ended June 30, 2017 and decreased in the six months ended June 30, 2017 as compared to the same periods in 2016. During the three and six months ended June 30, 2017, the change was due primarily to an increase in discount and interchange revenue driven by higher sales volume, which was more than offset by higher promotional rewards in the first quarter of 2017. In addition, the increase in loan fee income was primarily due to an increase in late fees.
Total other expense increased in the three and six months ended June 30, 2017 as compared to the same periods in 2016. During the three and six months ended June 30, 2017, the increase was primarily driven by an increase in employee compensation and benefits offset by a decrease in information processing and communications. The increase in employee compensation and benefits was primarily driven by the impact of added headcount for regulatory and compliance needs and higher average salaries. The decrease in information processing and communications was primarily the result of infrastructure efficiencies. For the six months ended June 30, 2017, the decrease in professional fees was driven primarily by the completion of a look back project related to anti-money laundering remediation in 2016, offset by higher spend in collection efforts and investments in technology and infrastructure in 2017.
Payment Services
Our Payment Services segment reported pretax income of $36 million and $80 million for the three and six months ended June 30, 2017, respectively, as compared to pretax income of $30 million and $62 million for the same periods in 2016. The increase in segment pretax income was primarily driven by an increase in transaction processing revenue due to higher point-of-sale transactions.
Downturns in the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenues during the three and six months ended June 30, 2017.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2017 vs. 2016 Increase (Decrease)		For the Six Months Ended June 30,		2017 vs. 2016 Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%
Interest income	$2,338	$2,090	$248	12%	$4,616	$4,174	$442	11%
Interest expense	400	339	61	18%	786	673	113	17%
Net interest income	1,938	1,751	187	11%	3,830	3,501	329	9%
Provision for loan losses	640	412	228	55%	1,226	836	390	47%
Net interest income after provision for loan losses	1,298	1,339	(41)	(3)%	2,604	2,665	(61)	(2)%
Other income	481	465	16	3%	928	939	(11)	(1)%
Other expense	912	906	6	1%	1,797	1,792	5	—%
Income before income tax expense	867	898	(31)	(3)%	1,735	1,812	(77)	(4)%
Income tax expense	321	282	39	14%	625	621	4	1%
Net income	$546	$616	$(70)	(11)%	$1,110	$1,191	$(81)	(7)%

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
Net interest margin increased for the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily driven by higher yields on credit card loans, partially offset by higher funding costs. The increase in yields on credit card loans was primarily due to the prime rate increase and a higher portion of revolving card receivables, partially offset by higher promotional balances in the card portfolio and higher interest charge-offs. Interest income increased during the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to loan growth and yield expansion. Interest expense increased during the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily due to higher market rates, a change in funding mix and a larger funding base.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$12,921	1.05%	$35	$10,750	0.50%	$13
Restricted cash	559	0.89%	1	263	0.41%	—
Other short-term investments	—	—%	—	852	0.86%	2
Investment securities	1,695	1.58%	7	2,697	1.49%	10
Loan receivables(1)
Credit card(2)	60,700	12.66%	1,916	56,124	12.42%	1,734
Personal loans	6,820	12.22%	208	5,608	12.25%	171
Private student loans	6,634	7.71%	127	5,915	7.41%	109
PCI student loans	2,386	6.72%	40	2,901	6.55%	47
Other	314	5.59%	4	262	5.04%	4
Total loan receivables	76,854	11.98%	2,295	70,810	11.72%	2,065
Total interest-earning assets	92,029	10.19%	2,338	85,372	9.84%	2,090
Allowance for loan losses	(2,262)			(1,918)
Other assets	4,147			4,502
Total assets	$93,914			$87,956
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$26,054	1.90%	123	$24,682	1.74%	107
Money market deposits(4)	6,808	1.25%	21	6,903	1.06%	18
Other interest-bearing savings deposits	19,694	1.11%	55	16,370	1.01%	41
Total interest-bearing deposits(5)	52,556	1.52%	199	47,955	1.39%	166
Borrowings
Short-term borrowings	2	1.06%	—	2	0.64%	—
Securitized borrowings(3)(4)	16,141	2.31%	93	16,635	2.06%	85
Other long-term borrowings(3)	9,979	4.36%	108	7,984	4.40%	88
Total borrowings	26,122	3.09%	201	24,621	2.82%	173
Total interest-bearing liabilities	78,678	2.04%	400	72,576	1.88%	339
Other liabilities and stockholders’ equity	15,236			15,380
Total liabilities and stockholders’ equity	$93,914			$87,956
Net interest income			$1,938			$1,751
Net interest margin(6)		10.11%			9.94%
Net yield on interest-bearing assets(7)		8.44%			8.25%
Interest rate spread(8)		8.15%			7.96%

Average Balance Sheet Analysis (dollars in millions)

	For the Six Months Ended June 30,
	2017			2016
	Average Balance	Rate	Interest	Average Balance(1)	Rate(1)	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$13,304	0.92%	$61	$10,602	0.50%	$26
Restricted cash	689	0.78%	3	532	0.40%	1
Other short-term investments	—	—%	—	426	0.86%	2
Investment securities	1,713	1.60%	14	2,848	1.48%	21
Loan receivables(2)
Credit card(3)	60,413	12.66%	3,792	56,124	12.42%	3,467
Personal loans	6,702	12.20%	405	5,555	12.23%	338
Private student loans	6,656	7.62%	251	5,918	7.36%	216
PCI student loans	2,452	6.69%	81	2,973	6.50%	96
Other	298	5.50%	9	253	5.11%	7
Total loan receivables	76,521	11.96%	4,538	70,823	11.71%	4,124
Total interest-earning assets	92,227	10.09%	4,616	85,231	9.85%	4,174
Allowance for loan losses	(2,214)			(1,892)
Other assets	4,157			4,478
Total assets	$94,170			$87,817
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(4)	$26,335	1.88%	245	$25,066	1.71%	213
Money market deposits(5)	6,859	1.20%	41	6,944	1.05%	36
Other interest-bearing savings deposits	19,363	1.09%	104	15,723	1.01%	79
Total interest-bearing deposits(6)	52,557	1.50%	390	47,733	1.38%	328
Borrowings
Short-term borrowings	2	0.89%	—	2	0.64%	—
Securitized borrowings(4)(5)	16,548	2.24%	184	16,792	2.05%	171
Other long-term borrowings(4)	9,791	4.37%	212	7,960	4.39%	174
Total borrowings	26,341	3.03%	396	24,754	2.80%	345
Total interest-bearing liabilities	78,898	2.01%	786	72,487	1.87%	673
Other liabilities and stockholders’ equity	15,272			15,330
Total liabilities and stockholders’ equity	$94,170			$87,817
Net interest income			$3,830			$3,501
Net interest margin(7)		10.09%			9.94%
Net yield on interest-bearing assets(8)		8.37%			8.26%
Interest rate spread(9)		8.08%			7.98%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $54 million and $48 million of amortization of balance transfer fees for the three months ended June 30, 2017 and 2016, respectively. Interest income on credit card loans includes $106 million and $93 million of amortization of balance transfer fees for the six months ended June 30, 2017 and 2016, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	June 30, 2017	December 31, 2016
Loan receivables
Credit card loans	$61,797	$61,522
Other loans
Personal loans	6,955	6,481
Private student loans	6,594	6,393
Other	329	274
Total other loans	13,878	13,148
PCI loans(1)	2,322	2,584
Total loan receivables	77,997	77,254
Allowance for loan losses	(2,384)	(2,167)
Net loan receivables	$75,613	$75,087

(1)	Represents PCI private student loans. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding PCI loans.
Provision and Allowance for Loan Losses
Provision for loan losses is the expense related to maintaining the allowance for loan losses at an appropriate level to absorb the estimated probable losses in the loan portfolio at each period end date. While establishing the estimate for probable losses requires management judgment, the factors that influence the provision for loan losses include:

•	The impact of current and predictive general economic conditions on the consumer, including unemployment levels, bankruptcy trends and interest rate movements;

•	Changes in consumer spending and payment behaviors;

•	Changes in our loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio and maturation of the loan portfolio;

•	The level and direction of historical and anticipated loan delinquencies and charge-offs;

•	The credit quality of the loan portfolio, which reflects, among other factors, our credit granting practices and effectiveness of collection efforts; and

•	Regulatory changes or new regulatory guidance.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three and six months ended June 30, 2017, the provision for loan losses increased by $228 million, or 55%, and $390 million, or 47%, respectively, as compared to the same periods in 2016. The increase was primarily due to higher levels of net charge-offs combined with a larger reserve build for the three and six months ended June 30, 2017 as compared to the same periods in 2016.
The allowance for loan losses was $2.4 billion at June 30, 2017, which reflects a $217 million reserve build over the amount of the allowance for loan losses at December 31, 2016. The reserve build was due to seasoning of loan growth and increasing consumer leverage.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,892	$207	$156	$9	$2,264
Additions
Provision for loan losses	533	82	23	2	640
Deductions
Charge-offs	(561)	(61)	(22)	(1)	(645)
Recoveries	116	7	2	—	125
Net charge-offs	(445)	(54)	(20)	(1)	(520)
Balance at end of period	$1,980	$235	$159	$10	$2,384

	For the Three Months Ended June 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,590	$165	$148	$18	$1,921
Additions
Provision for loan losses	347	44	20	1	412
Deductions
Charge-offs	(448)	(38)	(19)	—	(505)
Recoveries	114	5	2	—	121
Net charge-offs	(334)	(33)	(17)	—	(384)
Balance at end of period	$1,603	$176	$151	$19	$1,949

	For the Six Months Ended June 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	1,057	140	35	(6)	1,226
Deductions
Charge-offs	(1,096)	(118)	(39)	(3)	(1,256)
Recoveries	229	13	5	—	247
Net charge-offs	(867)	(105)	(34)	(3)	(1,009)
Balance at end of period	$1,980	$235	$159	$10	$2,384

	For the Six Months Ended June 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	709	88	37	2	836
Deductions
Charge-offs	(887)	(77)	(34)	—	(998)
Recoveries	227	10	5	—	242
Net charge-offs	(660)	(67)	(29)	—	(756)
Balance at end of period	$1,603	$176	$151	$19	$1,949

(1)	Includes both PCI and non-PCI private student loans.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Credit card loans	$445	2.94%	$334	2.39%	$867	2.89%	$660	2.37%
Personal loans	$54	3.18%	$33	2.38%	$105	3.17%	$67	2.41%
Private student loans (excluding PCI(1))	$20	1.15%	$17	1.10%	$34	0.99%	$29	0.98%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loans increased by 55 and 52 basis points for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016. The net charge-off rate on our personal loans increased by 80 and 76 basis points for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016. The increase for both credit card loans and personal loans was driven by seasoning of loan growth and increasing consumer leverage. The net charge-off rate on our private student loans excluding PCI remained relatively flat for the three and six months ended June 30, 2017 when compared to the same periods in 2016.

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
The following table presents the amounts and rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	June 30, 2017		December 31, 2016
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,237	2.00%	$1,252	2.04%
Personal loans	$78	1.14%	$74	1.12%
Private student loans (excluding PCI loans(1))	$140	2.12%	$141	2.22%

Loans 90 or more days delinquent
Credit card loans	$603	0.98%	$597	0.97%
Personal loans	$21	0.30%	$19	0.29%
Private student loans (excluding PCI loans(1))	$42	0.63%	$35	0.55%

Loans not accruing interest	$226	0.30%	$216	0.29%

Restructured loans
Credit card loans(2)	$1,148	1.86%	$1,085	1.76%
Personal loans(3)	$92	1.32%	$81	1.25%
Private student loans (excluding PCI loans(1))(4)	$115	1.74%	$86	1.35%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $63 million and $60 million at June 30, 2017 and December 31, 2016, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $3 million and $2 million at June 30, 2017 and December 31, 2016, respectively, that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $5 million and $3 million at June 30, 2017 and December 31, 2016, that are also included in loans over 90 days delinquent or more.
The 30-day delinquency rate for credit card loans at June 30, 2017 decreased as compared to December 31, 2016 primarily due to seasonality while the 90-day delinquency rate remained relatively flat at June 30, 2017 as compared to December 31, 2016. Personal loans 30-day and 90-day delinquency rates at June 30, 2017 remained relatively stable as compared to December 31, 2016. The 30-day delinquency rate for private student loans at June 30, 2017 decreased while the 90-day delinquency rate increased compared to December 31, 2016 as a result of seasonality of the portfolio.
The restructured credit card and personal loan balances at June 30, 2017 increased as compared to December 31, 2016 due to continued loan growth and seasoning. At June 30, 2017, the restructured private student loan balance increased as compared to December 31, 2016 as a result of greater utilization of programs available as more loans have entered into repayment.
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
At June 30, 2017, there was $5.7 billion of private student loans in repayment, which includes both PCI and non-PCI loans to students who are not in deferment. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, we may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a troubled debt restructuring based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores. Prior to the third quarter of 2016, only a second forbearance when the borrower was 30 days or greater delinquent was considered a troubled debt restructuring. As a result, the student loan balances being accounted for as troubled debt restructuring increased, although it did not lead to significant changes in the balance of overall allowance for loan losses.
Borrower performance after using payment programs or forbearance is monitored and we believe the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. We plan to continue to use payment programs and forbearance and, as a result, we expect to have additional loans classified as troubled debt restructurings in the future.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2017 vs. 2016 Increase (Decrease)		For the Six Months Ended June 30,		2017 vs. 2016 (Decrease) Increase
	2017	2016	$	%	2017	2016	$	%
Discount and interchange revenue(1)	$278	$265	$13	5%	$511	$538	$(27)	(5)%
Protection products revenue	56	59	(3)	(5)%	114	120	(6)	(5)%
Loan fee income	83	79	4	5%	172	159	13	8%
Transaction processing revenue	42	39	3	8%	81	75	6	8%
Other income	22	23	(1)	(4)%	50	47	3	6%
Total other income	$481	$465	$16	3%	$928	$939	$(11)	(1)%

(1)
Net of rewards, including Cashback Bonus rewards, of $388 million and $371 million for the three months ended June 30, 2017 and 2016, respectively, and of $751 million and $663 million for the six months ended June 30, 2017 and 2016, respectively.

Total other income increased in the three months ended June 30, 2017 by $16 million and decreased in the six months ended June 30, 2017 by $11 million, respectively, as compared to the same periods in 2016. During the three and six months ended June 30, 2017, the change was due primarily to an increase in discount and interchange revenue driven by higher sales volume, which was more than offset by higher promotional rewards in the first quarter of 2017. In addition, the increase in loan fee income was primarily due to an increase in late fees.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2017 vs. 2016 Increase (Decrease)		For the Six Months Ended June 30,		2017 vs. 2016 Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%
Employee compensation and benefits	$367	$340	$27	8%	$730	$685	$45	7%
Marketing and business development	192	198	(6)	(3)%	360	360	—	—%
Information processing and communications	77	89	(12)	(13)%	157	177	(20)	(11)%
Professional fees	156	150	6	4%	303	310	(7)	(2)%
Premises and equipment	23	23	—	—%	48	47	1	2%
Other expense	97	106	(9)	(8)%	199	213	(14)	(7)%
Total other expense	$912	$906	$6	1%	$1,797	$1,792	$5	—%

Total other expense increased in the three and six months ended June 30, 2017 by $6 million and $5 million, respectively, as compared to the same periods in 2016. During the three and six months ended June 30, 2017, the increase was primarily driven by an increase in employee compensation and benefits offset by a decrease in information processing and communications. The increase in employee compensation and benefits was primarily driven by the impact of added headcount for regulatory and compliance needs and higher average salaries. The decrease in information processing and communications was primarily the result of infrastructure efficiencies. For the six months ended June 30, 2017, the decrease in professional fees was driven primarily by the completion of a look back project related to anti-money laundering remediation in 2016, offset by higher spend in collection efforts and investments in technology and infrastructure in 2017.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income before income tax expense	$867	$898	$1,735	$1,812
Income tax expense	$321	$282	$625	$621
Effective income tax rate	37.1%	31.4%	36.0%	34.3%

Income tax expense increased $39 million and $4 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The effective tax rates for the three and six months ended June 30, 2017 of 37.1% and 36.0%, respectively, increased from 31.4% and 34.3% for the same periods in 2016. The increase in rates is primarily due to the settlement with the United States Congress Joint Committee on Taxation that occurred in the second quarter of 2016.
Liquidity and Capital Resources
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a liquidity portfolio comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities, and borrowing capacity through private term asset-backed securitizations. In addition, we have unused capacity with the Federal Reserve discount window which provides another source of contingent liquidity.

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At June 30, 2017, we had $37.7 billion of direct-to-consumer deposits and $15.2 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of June 30, 2017, the DiscoverSeries three-month rolling average excess spread was 12.68%.
We may elect to add receivables to the restricted pool of receivables subject to certain requirements. Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by us). If the level of receivables in the trust was to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. No accounts were added to those restricted for securitization investors for the three or six months ended June 30, 2017.
At June 30, 2017, we had $16.1 billion of outstanding public asset-backed securities and $5.1 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At June 30, 2017	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$16,030	$3,949	$8,634	$2,128	$1,319

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
Other Long-Term Borrowings—Student Loans
At June 30, 2017, we had $728 million of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings - Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At June 30, 2017	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2019-2027	$2,900
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2017-2031	$232
Discover Bank fixed-rate senior bank notes, maturing 2018-2026	$6,150
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2020	$700

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the Federal Funds market or the repurchase (“repo”) market through repurchase agreements. Federal Funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At June 30, 2017 and December 31, 2016, there were no outstanding balances under the Federal Funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed, undrawn borrowing capacity through privately placed asset-backed securitizations. At June 30, 2017, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, based upon our liquidity stress testing results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates and renewing them approximately one year prior to their scheduled maturity dates.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of June 30, 2017, Discover Bank had $25.9 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingency funding.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank, the purchase of investment securities for our liquidity portfolio, working capital, and debt and capital service. We assess funding uses and liquidity needs under stressed or normal conditions, considering primary uses of funding, such as on-balance sheet loans, and contingent uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under stress, we conduct liquidity stress testing to assess the impact of idiosyncratic, market-wide, and hybrid scenarios with varying levels of liquidity risk reflecting a range of stress severity.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At June 30, 2017, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank's credit ratings were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of June 30, 2017, would have been $38 million. DFS (Parent Company) had no outstanding derivatives as of June 30, 2017, therefore, no collateral was required.
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
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under stressed or normal conditions. In addition to the funding sources discussed in the previous section, we also maintain highly liquid, unencumbered assets in our liquidity portfolio that we expect to be able to convert to cash quickly and with little loss of value using either the repo market or outright sales.
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
Our primary liquidity sources include our liquidity portfolio and private securitizations with unused borrowing capacity, which we could utilize to satisfy liquidity needs during stressed or normal conditions. We seek to maintain sufficient liquidity to be able to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In addition, we have unused capacity with the Federal Reserve discount window which provides a source of contingent liquidity.
At June 30, 2017, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our Statement of Financial Condition as well as operational requirements and market conditions.
At June 30, 2017, our liquidity portfolio and undrawn credit facilities were $45.7 billion, which was $2.9 billion higher than the balance at December 31, 2016. During the three and six months ended June 30, 2017, the average balance of our liquidity portfolio was $15.0 billion.

	June 30, 2017	December 31, 2016
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$12,403	$11,103
Investment securities(2)	1,462	1,532
Total liquidity portfolio	13,865	12,635
Private asset-backed securitizations(3)	6,000	6,000
Primary liquidity sources	19,865	18,635
Federal Reserve discount window(3)	25,877	24,194
Total liquidity portfolio and undrawn credit facilities	$45,742	$42,829

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $37 million and $73 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2017 and December 31, 2016, respectively.

(3)	See "— Additional Funding Sources" for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At June 30, 2017, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company within a short period of time. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for further information regarding our debt. Our ALCO and board of directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our Board of Directors.
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
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued the Basel III rules applicable to Discover Financial Services and Discover Bank. Under those rules, Discover Financial Services and Discover Bank are classified as "Standardized Approach" entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Additional phase-in requirements related to components of the final capital rules will become effective through 2019. The Basel III rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios of which certain requirements are subject to phase-in periods through the end of 2018 (the "transition period"). During the transition period, the effects of the changes to capital (i.e., certain deductions and adjustments) are recognized in 20% increments from 2015 through 2018. For example, one of the deductions from CET1 capital, goodwill and intangibles, was subject to a 40% of total deduction in 2015 that increased to 60% in 2016 and so on, until reaching 100% deduction of total in 2018. For additional information regarding the risk-based capital and leverage ratios, see Note 10: Capital Adequacy to our condensed consolidated financial statements.
The Basel III rules also introduced a capital conservation buffer on top of the minimum risk-weighted asset ratios. The buffer is designed to absorb losses during periods of economic stress. The calculation of the buffer started to phase in beginning on January 1, 2016 at the rate of 0.625% and increases by 0.625% on each subsequent January 1 until it reaches the maximum 2.5% on January 1, 2019. When the capital conservation buffer is fully phased-in on January 1, 2019, this will effectively result in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a capital ratio below the required amount will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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
Basel III also requires disclosures relating to market discipline. This series of disclosures is commonly referred to as “Pillar 3.” The objective is to increase transparency of capital requirements for banking organizations. We are required to make prescribed regulatory disclosures on a quarterly basis regarding our capital structure, capital adequacy, risk exposures and risk-weighted assets. The Pillar 3 disclosures are made publicly available, on our website, as a stand-alone report called "Basel III Regulatory Capital Disclosures."
At June 30, 2017, Discover Financial Services and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
As discussed in Note 10: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules. We believe that providing an estimate of our capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of June 30, 2017, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	June 30, 2017	December 31, 2016
Total common stockholders’ equity(1)	$10,699	$10,763
Less: Goodwill	(255)	(255)
Less: Intangible assets, net	(164)	(166)
Tangible common equity	$10,280	$10,342

(1)	Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules to CET1 capital and risk-weighted assets calculated under fully phased-in Basel III rules (dollars in millions):

June 30, 2017
Common equity Tier 1 capital (Basel III transition)	$10,492
Adjustments related to capital components during transition(1)	(25)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,467

Risk-weighted assets (Basel III fully phased-in)(2)	$80,417
Common equity Tier 1 capital ratio (Basel III fully phased-in)	13.0%

(1)	Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.

(2)	Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past-due loans and unfunded commitments.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over a nine quarter planning horizon. We submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s CCAR program and received notice in June 2017 that the Federal Reserve does not object to our proposed capital plan, including planned quarterly capital distributions through June 30, 2018. Our ability to make capital distributions, including our ability to pay dividends on or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.
Also in June 2017, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including Discover Financial Services. At that same time, we published company-run stress test results for Discover Financial Services and Discover Bank. Discover Financial Services is required to publish company-run stress tests results twice each year in accordance with Federal Reserve rules and Discover Bank is required to publish bank-run stress test results under FDIC rules.
We recently declared a quarterly cash dividend on our common stock of $0.35 per share, payable on September 7, 2017 to holders of record on August 24, 2017, which is an increase from $0.30 per share paid in each of the last four quarters. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on September 1, 2017, to holders of record on August 15, 2017, which was the same as the amount paid on our preferred stock in the prior quarter.
On July 25, 2017, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.8 billion of our outstanding shares of common stock. The program expires on October 31, 2018 and may be terminated at any time. This program replaced the prior $2.5 billion share repurchase program, which had $562 million of remaining authorization. During the three months ended June 30, 2017, we repurchased approximately 7 million shares, or 2%, of our outstanding common stock for $450 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including approval from the Federal Reserve described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at June 30, 2017, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $83.2 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2016 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”

We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At June 30, 2017, our unused commitments were approximately $184.3 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At June 30, 2017, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2017, we estimate that net interest income over the following 12-month period would increase by approximately $190 million, or 2%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2016, we estimated that net interest income over the following 12-month period would increase by approximately $201 million, or 3%. Should an immediate 100 basis point interest rate decrease occur, we estimate that the impact would be approximately the opposite of the result of an immediate 100 basis point increase. However, at current interest rates there is a higher level of uncertainty in the assumptions used to derive this estimate because a decline of that magnitude would result in a near zero interest rate environment.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
April 1 - 30, 2017
Repurchase program(1)	2,160,830	$66.49	2,160,830	$868,283,316
Employee transactions(2)	—	$—	N/A	N/A
May 1 - 31, 2017
Repurchase program(1)	2,720,004	$60.88	2,720,004	$702,676,053
Employee transactions(2)	1,796	$62.80	N/A	N/A
June 1 - 30, 2017
Repurchase program(1)	2,345,576	$59.99	2,345,576	$561,959,418
Employee transactions(2)	314	$58.91	N/A	N/A

Total
Repurchase program(1)	7,226,410	$62.27	7,226,410	$561,959,418
Employee transactions(2)	2,110	$62.22	N/A	N/A

(1)
On July 25, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $2.8 billion of our outstanding shares of common stock. This share repurchase program expires on October 31, 2018 and may be terminated at any time.

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
Date: August 1, 2017

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