Form 10-Q
period 2017-09-30
Discover Financial Services
filed 2017-11-02
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 27, 2017, there were 363,380,629 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	September 30, 2017	December 31, 2016
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$13,249	$11,914
Restricted cash	1,279	95
Investment securities (includes $1,449 and $1,605 at fair value at September 30, 2017 and December 31, 2016, respectively)	1,627	1,757
Loan receivables
Loan receivables	80,443	77,254
Allowance for loan losses	(2,531)	(2,167)
Net loan receivables	77,912	75,087
Premises and equipment, net	800	734
Goodwill	255	255
Intangible assets, net	163	166
Other assets	2,323	2,300
Total assets	$97,608	$92,308
Liabilities and Stockholders’ Equity
Deposits
Interest-bearing deposit accounts	$55,583	$51,461
Non-interest bearing deposit accounts	552	531
Total deposits	56,135	51,992
Long-term borrowings	26,737	25,443
Accrued expenses and other liabilities	3,549	3,550
Total liabilities	86,421	80,985
Commitments, contingencies and guarantees (Notes 8, 11 and 12)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 563,475,745 and 562,414,040 shares issued at September 30, 2017 and December 31, 2016, respectively	6	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 575,000 shares issued and outstanding and aggregate liquidation preference of $575 at September 30, 2017 and December 31, 2016	560	560
Additional paid-in capital	4,016	3,962
Retained earnings	16,452	15,130
Accumulated other comprehensive loss	(148)	(161)
Treasury stock, at cost; 197,432,811 and 173,648,023 shares at September 30, 2017 and December 31, 2016, respectively	(9,699)	(8,173)
Total stockholders’ equity	11,187	11,323
Total liabilities and stockholders’ equity	$97,608	$92,308

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

	September 30, 2017	December 31, 2016
	(unaudited) (dollars in millions)
Assets
Restricted cash	$1,279	$95
Loan receivables	$30,689	$33,016
Allowance for loan losses allocated to securitized loan receivables	$(990)	$(955)
Other assets	$6	$4
Liabilities
Long-term borrowings	$16,979	$16,411
Accrued expenses and other liabilities	$15	$15

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,026	$1,812	$5,818	$5,279
Other loans	400	347	1,146	1,004
Investment securities	6	9	20	30
Other interest income	44	16	108	45
Total interest income	2,476	2,184	7,092	6,358
Interest expense
Deposits	218	178	608	506
Long-term borrowings	208	181	604	526
Total interest expense	426	359	1,212	1,032
Net interest income	2,050	1,825	5,880	5,326
Provision for loan losses	674	445	1,900	1,281
Net interest income after provision for loan losses	1,376	1,380	3,980	4,045
Other income
Discount and interchange revenue, net	258	263	769	801
Protection products revenue	55	60	169	180
Loan fee income	95	91	267	250
Transaction processing revenue	43	40	124	115
Gain on investments	3	—	3	—
Other income	21	22	71	69
Total other income	475	476	1,403	1,415
Other expense
Employee compensation and benefits	371	342	1,101	1,027
Marketing and business development	203	195	563	555
Information processing and communications	78	81	235	258
Professional fees	163	143	466	453
Premises and equipment	25	25	73	72
Other expense	108	109	307	322
Total other expense	948	895	2,745	2,687
Income before income tax expense	903	961	2,638	2,773
Income tax expense	301	322	926	943
Net income	$602	$639	$1,712	$1,830
Net income allocated to common stockholders	$589	$625	$1,672	$1,789
Basic earnings per common share	$1.59	$1.56	$4.42	$4.37
Diluted earnings per common share	$1.59	$1.56	$4.42	$4.36
Dividends declared per common share	$0.35	$0.30	$0.95	$0.88

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited) (dollars in millions)
Net income	$602	$639	$1,712	$1,830
Other comprehensive income, net of taxes
Unrealized gain (loss) on available-for-sale investment securities, net of tax	1	(4)	2	14
Unrealized gain (loss) on cash flow hedges, net of tax	1	13	11	(19)
Other comprehensive income (loss)	2	9	13	(5)
Comprehensive income	$604	$648	$1,725	$1,825

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2015	575	$560	560,679	$5	$3,885	$13,250	$(160)	$(6,265)	$11,275
Net income	—	—	—	—	—	1,830	—	—	1,830
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,430)	(1,430)
Common stock issued under employee benefit plans	—	—	66	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	1,646	—	58	—	—	—	58
Dividends — common stock	—	—	—	—	—	(356)	—	—	(356)
Dividends — preferred stock	—	—	—	—	—	(28)	—	—	(28)
Balance at September 30, 2016	575	$560	562,391	$5	$3,946	$14,696	$(165)	$(7,695)	$11,347

Balance at December 31, 2016	575	$560	562,414	$5	$3,962	$15,130	$(161)	$(8,173)	$11,323
Net income	—	—	—	—	—	1,712	—	—	1,712
Other comprehensive income	—	—	—	—	—	—	13	—	13
Purchases of treasury stock	—	—	—	—	—	—	—	(1,526)	(1,526)
Common stock issued under employee benefit plans	—	—	63	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	999	1	50	—	—	—	51
Dividends — common stock	—	—	—	—	—	(362)	—	—	(362)
Dividends — preferred stock	—	—	—	—	—	(28)	—	—	(28)
Balance at September 30, 2017	575	$560	563,476	$6	$4,016	$16,452	$(148)	$(9,699)	$11,187

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2017	2016
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,712	$1,830
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	1,900	1,281
Depreciation and amortization	289	262
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(299)	(298)
Net loss on investments and other assets	42	40
Other, net	(42)	119
Changes in assets and liabilities:
(Increase) decrease in other assets	(59)	104
Increase (decrease) in accrued expenses and other liabilities	41	(205)
Net cash provided by operating activities	3,584	3,133

Cash flows from investing activities
Maturities of other short-term investments	—	200
Purchases of other short-term investments	—	(1,050)
Maturities of available-for-sale investment securities	154	1,279
Maturities of held-to-maturity investment securities	12	17
Purchases of held-to-maturity investment securities	(40)	(56)
Net principal disbursed on loans originated for investment	(4,455)	(1,990)
Proceeds from returns of investment	17	—
Purchases of other investments	(31)	(23)
Increase in restricted cash	(1,184)	(848)
Purchases of premises and equipment	(161)	(132)
Net cash used for investing activities	(5,688)	(2,603)

Cash flows from financing activities
Proceeds from issuance of securitized debt	4,242	3,026
Maturities and repayment of securitized debt	(3,715)	(2,043)
Proceeds from issuance of other long-term borrowings	1,098	1,100
Maturities and repayment of other long-term borrowings	(403)	—
Proceeds from issuance of common stock	4	5
Purchases of treasury stock	(1,526)	(1,430)
Net increase in deposits	4,129	1,702
Dividends paid on common and preferred stock	(390)	(386)
Net cash provided by financing activities	3,439	1,974
Net increase in cash and cash equivalents	1,335	2,504
Cash and cash equivalents, at beginning of period	11,914	9,572
Cash and cash equivalents, at end of period	$13,249	$12,076

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
The Company’s business activities are managed in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in business segment reporting, see Note 15: Segment Disclosures.
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
Recently Issued Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments of ASU 2017-12 are intended to improve the financial reporting of hedging relationships to better reflect the economic results of an entity’s risk management activities through changes to both the designation and measurement guidance for qualifying hedges and the presentation of hedge results. The amendments expand an entity’s ability to apply hedge accounting for both financial and non-financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance and amends the disclosures about hedging activities. This ASU will become effective for the Company on January 1, 2019, with early adoption permitted. Management is evaluating the impact the adoption of ASU 2017-12 will have on the Company’s financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to simplify the test for goodwill impairment by eliminating Step 2 of the current impairment test. Under the current rules, if the reporting unit’s carrying value exceeds its fair value (Step 1), goodwill impairment is measured as the difference between the carrying value of goodwill and its implied fair value. To compute the implied fair value of goodwill under Step 2, an entity has to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new standard, the Company will perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU apply to the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU apply on a prospective basis. All of the Company’s recorded goodwill is associated with its PULSE debit business. This ASU has no impact on cash flows, and its adoption is not expected to have any impact on the Company’s financial condition or results of operations because the estimated fair value of the PULSE reporting unit is well in excess of its carrying value. The Company has not elected to early adopt this amendment.
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

2.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	September 30, 2017	December 31, 2016
U.S. Treasury securities(1)	$673	$674
States and political subdivisions of states	1	2
Residential mortgage-backed securities - Agency(2)	953	1,081
Total investment securities	$1,627	$1,757

(1)	Includes $32 million and $73 million of U.S. Treasury securities pledged as swap collateral as of September 30, 2017 and December 31, 2016, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2017
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$676	$—	$(3)	$673
Residential mortgage-backed securities - Agency	776	3	(3)	776
Total available-for-sale investment securities	$1,452	$3	$(6)	$1,449
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$1	$—	$—	$1
Residential mortgage-backed securities - Agency(3)	177	2	—	179
Total held-to-maturity investment securities	$178	$2	$—	$180

At December 31, 2016
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$676	$—	$(2)	$674
Residential mortgage-backed securities - Agency	934	2	(5)	931
Total available-for-sale investment securities	$1,610	$2	$(7)	$1,605
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$2	$—	$—	$2
Residential mortgage-backed securities - Agency(3)	150	1	(1)	150
Total held-to-maturity investment securities	$152	$1	$(1)	$152

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2017
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$673	$(3)	$—	$—
Residential mortgage-backed securities - Agency	14	$245	$(2)	$80	$(1)

At December 31, 2016
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$674	$(2)	$—	$—
Residential mortgage-backed securities - Agency	19	$586	$(5)	$—	$—
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	31	$61	$(1)	$—	$—

Aggregate gross unrealized losses were not material for held-to-maturity investment securities as of September 30, 2017. There were no losses related to other-than-temporary impairments during the three and nine months ended September 30, 2017 and 2016.

The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net unrealized gain (loss) recorded in other comprehensive income, before-tax	$1	$(6)	$3	$23
Net unrealized gain (loss) recorded in other comprehensive income, after-tax	$1	$(4)	$2	$14

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the table below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At September 30, 2017
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$676	$—	$—	$—	$676
Residential mortgage-backed securities - Agency	—	73	517	186	776
Total available-for-sale investment securities	$676	$73	$517	$186	$1,452
Held-to-Maturity Investment Securities—Amortized Cost
State and political subdivisions of states	$—	$—	$—	$1	$1
Residential mortgage-backed securities - Agency	—	—	—	177	177
Total held-to-maturity investment securities	$—	$—	$—	$178	$178
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$673	$—	$—	$—	$673
Residential mortgage-backed securities - Agency	—	73	517	186	776
Total available-for-sale investment securities	$673	$73	$517	$186	$1,449
Held-to-Maturity Investment Securities—Fair Values
State and political subdivisions of states	$—	$—	$—	$1	$1
Residential mortgage-backed securities - Agency	—	—	—	179	179
Total held-to-maturity investment securities	$—	$—	$—	$180	$180

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company is recorded in other expense within the condensed consolidated statements of income. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of September 30, 2017 and December 31, 2016, the Company had outstanding investments in these entities of $349 million and $326 million, respectively, and related contingent liabilities of $99 million and $64 million, respectively. Of the above outstanding equity investments, the Company had $316 million and $270 million of investments related to affordable housing projects as of September 30, 2017 and December 31, 2016, respectively, which had $99 million and $64 million related contingent liabilities, respectively.

3.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company's classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	September 30, 2017	December 31, 2016
Loan receivables
Credit card loans(1)	$63,475	$61,522
Other loans
Personal loans	7,397	6,481
Private student loans	6,998	6,393
Other	371	274
Total other loans	14,766	13,148
PCI loans(2)	2,202	2,584
Total loan receivables	80,443	77,254
Allowance for loan losses	(2,531)	(2,167)
Net loan receivables	$77,912	$75,087

(1)
Amounts include $21.5 billion and $20.8 billion underlying investors’ interest in trust debt at September 30, 2017 and December 31, 2016, respectively, and $8.3 billion and $10.8 billion in seller's interest at September 30, 2017 and December 31, 2016, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

(2)
Amounts include $0.8 billion and $1.4 billion of loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at September 30, 2017 and December 31, 2016, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At September 30, 2017
Credit card loans(2)	$713	$646	$1,359	$584	$204
Other loans
Personal loans(3)	68	26	94	25	11
Private student loans (excluding PCI)(4)	114	36	150	36	—
Other	1	1	2	—	10
Total other loans (excluding PCI)	183	63	246	61	21
Total loan receivables (excluding PCI)	$896	$709	$1,605	$645	$225

At December 31, 2016
Credit card loans(2)	$655	$597	$1,252	$544	$189
Other loans
Personal loans(3)	55	19	74	18	8
Private student loans (excluding PCI)(4)	106	35	141	35	—
Other	1	1	2	—	19
Total other loans (excluding PCI)	162	55	217	53	27
Total loan receivables (excluding PCI)	$817	$652	$1,469	$597	$216

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $9 million and $8 million for the three months ended September 30, 2017 and 2016, respectively, and $26 million and $23 million for the nine months ended September 30, 2017 and 2016, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $63 million and $58 million of loans accounted for as troubled debt restructurings at September 30, 2017 and December 31, 2016, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $4 million and $2 million of loans accounted for as troubled debt restructurings at September 30, 2017 and December 31, 2016, respectively.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $4 million and $3 million of loans accounted for as troubled debt restructurings at September 30, 2017 and December 31, 2016.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended September 30,
	2017		2016
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$439	2.80%	$314	2.17%
Other loans
Personal loans	58	3.19%	41	2.63%
Private student loans (excluding PCI)	30	1.52%	15	1.02%
Other	—	—%	—	—%
Total other loans	88	2.33%	56	1.79%
Net charge-offs (excluding PCI)	$527	2.71%	$370	2.10%
Net charge-offs (including PCI)	$527	2.63%	$370	2.02%

	For the Nine Months Ended September 30,
	2017		2016
	Net Charge-off Dollars	Net Charge-off Rate(1)	Net Charge-off Dollars	Net Charge-off Rate(1)
Credit card loans	$1,306	2.86%	$974	2.30%
Other loans
Personal loans	163	3.18%	108	2.49%
Private student loans (excluding PCI)	64	1.17%	44	0.99%
Other	3	1.09%	—	—%
Total other loans	230	2.16%	152	1.69%
Net charge-offs (excluding PCI)	$1,536	2.73%	$1,126	2.19%
Net charge-offs (including PCI)	$1,536	2.65%	$1,126	2.10%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.
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
At September 30, 2017
Credit card loans	81%	19%
Personal loans	95%	5%
Private student loans (excluding PCI)(1)	96%	4%

At December 31, 2016
Credit card loans	82%	18%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At September 30, 2017 and December 31, 2016, there were $27 million and $19 million, respectively, of private student loans, including PCI, in forbearance, representing 0.5% and 0.3%, respectively, of total student loans in repayment and forbearance.
Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,980	$235	$159	$10	$2,384
Additions
Provision for loan losses	550	91	34	(1)	674
Deductions
Charge-offs	(555)	(64)	(32)	—	(651)
Recoveries	116	6	2	—	124
Net charge-offs	(439)	(58)	(30)	—	(527)
Balance at end of period	$2,091	$268	$163	$9	$2,531

	For the Three Months Ended September 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,603	$176	$151	$19	$1,949
Additions
Provision for loan losses	372	51	21	1	445
Deductions
Charge-offs	(425)	(46)	(17)	—	(488)
Recoveries	111	5	2	—	118
Net charge-offs	(314)	(41)	(15)	—	(370)
Balance at end of period	$1,661	$186	$157	$20	$2,024

	For the Nine Months Ended September 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	1,607	231	69	(7)	1,900
Deductions
Charge-offs	(1,651)	(182)	(71)	(3)	(1,907)
Recoveries	345	19	7	—	371
Net charge-offs	(1,306)	(163)	(64)	(3)	(1,536)
Balance at end of period	$2,091	$268	$163	$9	$2,531

	For the Nine Months Ended September 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	1,081	139	58	3	1,281
Deductions
Charge-offs	(1,312)	(123)	(51)	—	(1,486)
Recoveries	338	15	7	—	360
Net charge-offs	(974)	(108)	(44)	—	(1,126)
Balance at end of period	$1,661	$186	$157	$20	$2,024

(1)	Includes both PCI and non-PCI private student loans.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$87	$65	$258	$201
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$20	$15	$65	$49

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At September 30, 2017
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,889	$241	$112	$3	$2,245
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	202	27	20	6	255
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	31	—	31
Total allowance for loan losses	$2,091	$268	$163	$9	$2,531
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$62,295	$7,298	$6,872	$324	$76,789
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,180	99	126	47	1,452
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,202	—	2,202
Total recorded investment	$63,475	$7,397	$9,200	$371	$80,443

At December 31, 2016
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,623	$179	$105	$3	$1,910
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	167	21	18	16	222
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	35	—	35
Total allowance for loan losses	$1,790	$200	$158	$19	$2,167
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$60,437	$6,400	$6,307	$219	$73,363
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,085	81	86	55	1,307
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,584	—	2,584
Total recorded investment	$61,522	$6,481	$8,977	$274	$77,254

(1)	Includes both PCI and non-PCI private student loans.

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

(3)
The unpaid principal balance of credit card loans was $1.0 billion and $0.9 billion at September 30, 2017 and December 31, 2016, respectively. The unpaid principal balance of personal loans was $97 million and $79 million at September 30, 2017 and December 31, 2016, respectively. The unpaid principal balance of student loans was $124 million and $84 million at September 30, 2017 and December 31, 2016, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

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
To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a troubled debt restructuring based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower, based on FICO scores. Prior to the third quarter of 2016, only a second forbearance when the borrower was 30 days or greater delinquent was considered a troubled debt restructuring. The balance of student loans being accounted for as troubled debt restructurings has increased since then, although it has not led to significant changes in the balance of the overall allowance for loan losses.
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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended September 30, 2017
Credit card loans(3)	$1,165	$28	$22
Personal loans	$96	$2	$1
Private student loans	$120	$3	$—

For the Three Months Ended September 30, 2016
Credit card loans(3)	$1,030	$23	$18
Personal loans	$74	$2	$1
Private student loans	$63	$1	$—

For the Nine Months Ended September 30, 2017
Credit card loans(3)	$1,137	$78	$64
Personal loans	$90	$7	$3
Private student loans	$107	$6	$—

For the Nine Months Ended September 30, 2016
Credit card loans(3)	$1,023	$65	$57
Personal loans	$71	$6	$2
Private student loans	$57	$3	$—

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

(3)
Includes credit card loans that were modified in troubled debt restructurings, but are no longer enrolled in a troubled debt restructuring program due to noncompliance with the terms of the modification or successful completion of a program. The average balance of credit card loans that were no longer enrolled in a troubled debt restructuring program was $345 million and $282 million, respectively, for the three months ended September 30, 2017 and 2016, and $327 million and $277 million for the nine months ended September 30, 2017 and 2016.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and nine months ended September 30, 2017 and 2016, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended September 30, 2017 and 2016, the Company forgave approximately $10 million and $8 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the nine months ended September 30, 2017 and 2016, the Company forgave approximately $31 million and $25 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended September 30,
	2017		2016
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	28,582	$164	25,727	$149
Personal loans	1,580	$20	1,221	$14
Private student loans	965	$17	1,057	$19

	For the Nine Months Ended September 30,
	2017		2016
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	85,553	$502	67,791	$402
Personal loans	4,573	$56	3,309	$38
Private student loans	2,985	$52	1,798	$31

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended September 30,
	2017		2016
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	8,955	$48	6,797	$36
Personal loans(2)	463	$6	277	$3
Private student loans(3)	298	$5	197	$3

	For the Nine Months Ended September 30,
	2017		2016
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	25,170	$135	15,877	$84
Personal loans(2)	1,296	$16	711	$8
Private student loans(3)	667	$11	571	$9

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the three months ended September 30, 2017 and 2016, approximately 37% and 39%, respectively, of the total balances were charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the nine months ended September 30, 2017 and 2016, approximately 37% of the total balances were charged off at the end of the month in which that defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."

Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at September 30, 2017 and December 31, 2016. Total PCI student loans had an outstanding balance of $2.3 billion and $2.7 billion, including accrued interest, and a related carrying amount of $2.2 billion and $2.6 billion as of September 30, 2017 and December 31, 2016, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$725	$888	$796	$965
Accretion into interest income	(40)	(46)	(121)	(142)
Other changes in expected cash flows	21	—	31	19
Balance at end of period	$706	$842	$706	$842

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three and nine months ended September 30, 2017 and 2016. The allowance for PCI loan losses at September 30, 2017 and December 31, 2016 was $31 million and $35 million. For the three and nine months ended September 30, 2017, increase in accretable yield was primarily driven by increases in the rates on variable loans. For the three months ended September 30, 2016, there were no changes in cash flow assumptions while for the nine months ended September 30, 2016, the increase in the rates on variable loans during the first half of 2016 was primarily responsible for an increase in accretable yield. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At September 30, 2017, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 3.12% and 0.93%, respectively. At December 31, 2016, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.88% and 0.87%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.90% and 0.45% for the three months ended September 30, 2017 and 2016, respectively, and 0.69% and 0.45% for the nine months ended September 30, 2017 and 2016, respectively.

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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	September 30, 2017	December 31, 2016
Restricted cash	$1,224	$23

Investors’ interests held by third-party investors	16,400	15,625
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,141	5,189
Seller’s interest	8,340	10,812
Loan receivables(1)	29,881	31,626
Allowance for loan losses allocated to securitized loan receivables(1)	(990)	(928)
Net loan receivables	28,891	30,698
Other	6	4
Carrying value of assets of consolidated variable interest entities	$30,121	$30,725

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of September 30, 2017, no economic or other early amortization events have occurred.
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
During the third quarter, one of the three trusts was dissolved after the debt was fully paid. The remaining loan balance and related allowance for loan losses were transferred to Discover Bank with the dissolution of the trust. Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are used as collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trusts until cash is released in accordance with the trust indenture agreements and, for certain securitizations, no cash will be released to the Company until all outstanding trust borrowings have been repaid. Similar to the credit card securitizations, the Company continues to own and service the accounts that generate the student loan receivables held by the trusts and receives servicing fees from the trusts based on either a percentage of the principal balance outstanding or a flat fee per borrower. Although the servicing fee income offsets the fee expense related to the trusts and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income, net of related expenses.
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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	September 30, 2017	December 31, 2016
Restricted cash	$55	$72

Student loan receivables(1)	808	1,390
Allowance for loan losses allocated to securitized loan receivables(1)	—	(27)
Net student loan receivables	808	1,363
Carrying value of assets of consolidated variable interest entities	$863	$1,435

(1)
The Company maintains its allowance for loan losses on PCI loans sufficient to absorb probable decreases in cash flows that were previously expected. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company's balance sheet in accordance with GAAP. During the quarter, the outstanding borrowings from one of the student loan trusts were extinguished. The remaining loans in the trust and related allowance for loan losses were transferred to Discover Bank.

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	September 30, 2017	December 31, 2016
Certificates of deposit in amounts less than $100,000	$21,862	$20,225
Certificates of deposit in amounts $100,000 or greater(1)	6,031	5,864
Savings deposits, including money market deposit accounts	27,690	25,372
Total interest-bearing deposits	$55,583	$51,461

(1)	Includes $1.4 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of September 30, 2017 and December 31, 2016.
The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	September 30, 2017
Three months or less	$867
Over three months through six months	885
Over six months through twelve months	1,529
Over twelve months	2,750
Total	$6,031

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	September 30, 2017
2017	$2,934
2018	10,847
2019	4,524
2020	3,113
2021	2,178
Thereafter	4,297
Total	$27,893

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	September 30, 2017				December 31, 2016
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2017-2024	1.39%-2.53%	1.79%	$10,121	$9,868
Floating-rate asset-backed securities(2)(3)	2018-2024	1.46%-1.83%	1.67%	6,209	5,694
Total Discover Card Master Trust I and Discover Card Execution Note Trust				16,330	15,562

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2036	1.49%-5.25%	3.00%	649	849
Total SLC Private Student Loan Trusts				649	849
Total long-term borrowings - owed to securitization investors				16,979	16,411

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)	2019-2027	3.75%-10.25%	4.25%	2,703	2,090
Fixed-rate retail notes	2017-2031	2.85%-4.40%	3.71%	274	169

Discover Bank
Fixed-rate senior bank notes(1)	2018-2026	2.00%-4.25%	3.21%	6,084	6,077
Fixed-rate subordinated bank notes	2019-2020	7.00%-8.70%	7.49%	697	696
Total long-term borrowings				$26,737	$25,443

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt.

(2)	Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of September 30, 2017.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 14: Derivatives and Hedging Activities for additional information.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points and Prime rate + 100 basis points as of September 30, 2017.

(5)
The Company acquired an interest rate swap related to the securitized debt assumed in the SLC transaction which matured and is no longer outstanding as of September 30, 2017. The swap did not qualify for hedge accounting and had no impact on debt carrying value. See Note 14: Derivatives and Hedging Activities for additional information.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $245 million of senior notes maturing in 2031 and $404 million of senior and subordinated notes maturing in 2036 as of September 30, 2017.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	September 30, 2017
2017	$1,201
2018	5,271
2019	5,994
2020	4,729
2021	1,040
Thereafter	8,502
Total	$26,737

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2017, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of September 30, 2017. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in calendar years 2018 through 2020. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized (Loss) Gain on Available-for-Sale Investment Securities, Net of Tax	Loss on Cash Flow Hedges, Net of Tax	Loss on Pension Plan, Net of Tax	AOCI
For the Three Months Ended September 30, 2017
Balance at June 30, 2017	$(2)	$(3)	$(145)	$(150)
Net change	1	1	—	2
Balance at September 30, 2017	$(1)	$(2)	$(145)	$(148)

For the Three Months Ended September 30, 2016
Balance at June 30, 2016	$18	$(52)	$(140)	$(174)
Net change	(4)	13	—	9
Balance at September 30, 2016	$14	$(39)	$(140)	$(165)

For the Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(3)	$(13)	$(145)	$(161)
Net change	2	11	—	13
Balance at September 30, 2017	$(1)	$(2)	$(145)	$(148)

For the Nine Months Ended September 30, 2016
Balance at December 31, 2015	$—	$(20)	$(140)	$(160)
Net change	14	(19)	—	(5)
Balance at September 30, 2016	$14	$(39)	$(140)	$(165)

The table below presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended September 30, 2017
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$1	$—	$1
Net change	$1	$—	$1
Cash Flow Hedges
Net unrealized loss arising during the period	$(1)	$1	$—
Amounts reclassified from AOCI	3	(2)	1
Net change	$2	$(1)	$1

For the Three Months Ended September 30, 2016
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(6)	$2	$(4)
Net change	$(6)	$2	$(4)
Cash Flow Hedges
Net unrealized gain arising during the period	$12	$(5)	$7
Amounts reclassified from AOCI	9	(3)	6
Net change	$21	$(8)	$13

For the Nine Months Ended September 30, 2017
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$3	$(1)	$2
Net change	$3	$(1)	$2
Cash Flow Hedges
Net unrealized gain arising during the period	$8	$(3)	$5
Amounts reclassified from AOCI	11	(5)	6
Net change	$19	$(8)	$11

For the Nine Months Ended September 30, 2016
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$23	$(9)	$14
Net change	$23	$(9)	$14
Cash Flow Hedges
Net unrealized loss arising during the period	$(58)	$22	$(36)
Amounts reclassified from AOCI	27	(10)	17
Net change	$(31)	$12	$(19)

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Income before income tax expense	$903	$961	$2,638	$2,773
Income tax expense	$301	$322	$926	$943
Effective income tax rate	33.3%	33.5%	35.1%	34.0%

Income tax expense decreased $21 million and $17 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The effective tax rate for the three months ended September 30, 2017 of 33.3% decreased from 33.5% for the same period in 2016 primarily due to resolution of certain tax matters. The effective tax rate for the nine months ended September 30, 2017 of 35.1% increased from 34.0% for the same period in 2016 primarily due to the settlement with the United States Congress Joint Committee on Taxation ("USCJCT") that occurred in 2016.
The Company is subject to examination by the Internal Revenue Service ("IRS") and tax authorities in various state, local and foreign tax jurisdictions. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. The IRS Administrative Office of Appeals concluded its review of the 2008-2010 federal audit and forwarded the Special Report to the USCJCT for approval. The final determination is not expected to significantly impact the Company’s financial statements. The IRS is currently examining the years 2011-2015. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income	$602	$639	$1,712	$1,830
Preferred stock dividends	(9)	(9)	(28)	(28)
Net income available to common stockholders	593	630	1,684	1,802
Income allocated to participating securities	(4)	(5)	(12)	(13)
Net income allocated to common stockholders	$589	$625	$1,672	$1,789
Denominator
Weighted-average shares of common stock outstanding	371	402	379	410
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	371	402	379	410

Basic earnings per common share	$1.59	$1.56	$4.42	$4.37
Diluted earnings per common share	$1.59	$1.56	$4.42	$4.36

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and nine months ended September 30, 2017 and 2016.

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
As of September 30, 2017, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount(1)	Ratio(1)
September 30, 2017
Total capital (to risk-weighted assets)
Discover Financial Services	$12,230	14.7%	$6,667	≥8.0%	$8,334	≥10.0%
Discover Bank	$12,561	15.2%	$6,602	≥8.0%	$8,252	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,979	13.2%	$5,000	≥6.0%	$5,000	≥6.0%
Discover Bank	$10,732	13.0%	$4,951	≥6.0%	$6,602	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,979	11.4%	$3,842	≥4.0%	N/A	N/A
Discover Bank	$10,732	11.3%	$3,805	≥4.0%	$4,756	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,419	12.5%	$3,750	≥4.5%	N/A	N/A
Discover Bank	$10,732	13.0%	$3,714	≥4.5%	$5,364	≥6.5%

December 31, 2016
Total capital (to risk-weighted assets)
Discover Financial Services	$12,445	15.5%	$6,408	≥8.0%	$8,010	≥10.0%
Discover Bank	$12,334	15.5%	$6,346	≥8.0%	$7,932	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,152	13.9%	$4,806	≥6.0%	$4,806	≥6.0%
Discover Bank	$10,450	13.2%	$4,759	≥6.0%	$6,346	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,152	12.3%	$3,624	≥4.0%	N/A	N/A
Discover Bank	$10,450	11.6%	$3,591	≥4.0%	$4,488	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,592	13.2%	$3,604	≥4.5%	N/A	N/A
Discover Bank	$10,450	13.2%	$3,570	≥4.5%	$5,156	≥6.5%

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

Commitments
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2029. Future minimum payments on capital leases were not material at September 30, 2017. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

September 30, 2017
2017	$3
2018	13
2019	12
2020	11
2021	10
Thereafter	47
Total minimum lease payments	$96

Unused Commitments to Extend Credit
At September 30, 2017, the Company had unused commitments to extend credit for loans of approximately $188.3 billion. Such commitments arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At September 30, 2017, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
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
While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume, would be $158 million for merchant guarantees as of September 30, 2017. The maximum potential counterparty exposures to these settlement guarantees for ATM guarantees would be immaterial as of September 30, 2017. The maximum potential counterparty exposures for network alliance guarantees would be $34 million as of September 30, 2017.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of September 30, 2017, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2017 and 2016.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Aggregate sales transaction volume(1)	$36,480	$34,210	$105,019	$100,125

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2017 or December 31, 2016. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of September 30, 2017 and December 31, 2016, the Company had escrow deposits and settlement withholdings of $8 million and $9 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
The Company has historically relied on the arbitration clause in its customer agreements, which has in some instances limited the costs of, and the Company’s exposure to, litigation, but there can be no assurance that the Company will continue to be successful in enforcing its arbitration clause in the future. Legal and regulatory challenges and prohibitions may also cause the Company to discontinue use of such clauses. From time to time, the Company is involved in legal actions challenging its arbitration clause. Bills are periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. On July 10, 2017, the Consumer Financial Protection Bureau (the "CFPB") issued a final arbitration rule (the "Arbitration Rule") that would (i) effectively ban consumer financial companies from including class action waivers in arbitration clauses, and (ii) require records of arbitrations to be provided to the CFPB for publication on its website. On July 25, 2017, the U.S. House of Representatives passed a resolution which provides for Congressional disapproval of the Arbitration Rule under the Congressional Review Act. On October 24, 2017, the U.S. Senate followed the House of Representatives and passed a resolution of disapproval. On November 1, 2017, the President signed the resolution into law. Consequently, the Arbitration Rule is blocked from taking effect and cannot be reissued in substantially the same form, nor can a new rule that is substantially similar be issued unless specifically authorized by a law enacted after the date of the resolution of disapproval.
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, Discover Bank and Discover Financial Services have been the subject of actions by the FDIC and the Federal Reserve, respectively, with respect to anti-money laundering and related compliance programs as referred to below. In addition, certain subsidiaries of the Company are subject to a consent order with the CFPB regarding certain student loan servicing practices, as described below. Regulatory actions generally can include demands for civil money penalties, changes to certain business practices and customer restitution. Supervisory actions related to anti-money laundering and related laws and regulations will limit for a period of time the Company's ability to enter into certain types of acquisitions and make certain types of investments.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three and nine months ended September 30, 2017 and 2016.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $145 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On August 30, 2017, Discover Bank received notice from the FDIC that the June 13, 2014 consent order related to Discover Bank’s anti-money laundering and related compliance programs has been terminated. The termination was issued with no conditions.
On July 9, 2015, a class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of Illinois (Polly Hansen v. Discover Financial Services and Discover Home Loans, Inc.). The plaintiff alleges that the Company contacted her, and members of the class she seeks to represent, on their cellular and residential telephones without their express consent or after consent was revoked in violation of the Telephone Consumer Protection Act ("TCPA"). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). On March 9, 2016, Sumner Davenport was substituted as lead plaintiff for Polly Hansen. On January 13, 2017, plaintiff filed an unopposed motion for preliminary approval of a class action settlement to resolve the case. On January 20, 2017, the Court granted preliminary approval of the settlement. The final approval hearing occurred on September 18, 2017 and the court took the matter under advisement. If approved, the case will be dismissed with prejudice as to all certified class members who did not opt out of the settlement.
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
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. On July 15, 2016, plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. The defendants filed motions to dismiss on August 5, 2016. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the networks, including the Company. Discovery is proceeding and class certification is fully briefed but the court did not rule on certification before it entered an order in May 2017 transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. In June 2017, the federal court in New York declined to consolidate the B&R case with MDL 1720, but ordered the parties to coordinate discovery across the actions to the extent they involved related issues. On July 6, 2017, the Company requested permission to file a motion to dismiss the claims against it in the federal court in New York. On August 24, 2017, the court held a status conference at which it set a briefing schedule on Discover’s motion to dismiss, and asked the parties to submit a proposed schedule for the remainder of the case. In September 2017, the parties submitted the proposed schedule and Discover filed its motion to dismiss. The court has yet to rule on the case schedule, including the proposed date for a class certification hearing. Discovery is ongoing. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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
During the nine months ended September 30, 2017, there were no changes to the Company's valuation techniques that had, or are expected to have, a material impact on the Company's condensed consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2017
Assets
U.S. Treasury securities	$673	$—	$—	$673
Residential mortgage-backed securities - Agency	—	776	—	776
Available-for-sale investment securities	$673	$776	$—	$1,449

Derivative financial instruments(1)	$—	$3	$—	$3

Liabilities
Derivative financial instruments(1)	$—	$10	$—	$10

Balance at December 31, 2016
Assets
U.S. Treasury securities	$674	$—	$—	$674
Residential mortgage-backed securities - Agency	—	931	—	931
Available-for-sale investment securities	$674	$931	$—	$1,605

Derivative financial instruments	$—	$7	$—	$7

Liabilities
Derivative financial instruments	$—	$94	$—	$94

(1)
Effective in the first quarter of 2017, certain cash collateral amounts (variation margin) associated with derivative positions that are cleared through an exchange are reflected as offsets to the associated derivative asset and derivative liability balances, generally reducing the fair values to approximately zero. See Note 14: Derivatives and Hedging Activities for additional information.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or nine months ended September 30, 2017 and 2016.
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
At September 30, 2017, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $758 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and nine months ended September 30, 2017 and 2016, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at September 30, 2017
Assets
States and political subdivisions of states	$—	$1	$—	$1	$1
Residential mortgage-backed securities - Agency	—	179	—	179	177
Held-to-maturity investment securities	$—	$180	$—	$180	$178

Cash and cash equivalents	$13,249	$—	$—	$13,249	$13,249
Restricted cash	$1,279	$—	$—	$1,279	$1,279
Net loan receivables	$—	$—	$81,706	$81,706	$77,912
Accrued interest receivables	$—	$797	$—	$797	$797

Liabilities
Deposits	$—	$56,307	$—	$56,307	$56,135
Long-term borrowings - owed to securitization investors	$—	$16,399	$683	$17,082	$16,979
Other long-term borrowings	$—	$10,336	$—	$10,336	$9,758
Accrued interest payables	$—	$188	$—	$188	$188

Balance at December 31, 2016
Assets
States and political subdivisions of states	$—	$2	$—	$2	$2
Residential mortgage-backed securities - Agency	—	150	—	150	150
Held-to-maturity investment securities	$—	$152	$—	$152	$152

Cash and cash equivalents	$11,914	$—	$—	$11,914	$11,914
Restricted cash	$95	$—	$—	$95	$95
Net loan receivables	$—	$—	$78,252	$78,252	$75,087
Accrued interest receivables	$—	$724	$—	$724	$724

Liabilities
Deposits	$—	$52,183	$—	$52,183	$51,992
Long-term borrowings - owed to securitization investors	$—	$15,617	$900	$16,517	$16,411
Other long-term borrowings	$—	$9,470	$—	$9,470	$9,032
Accrued interest payables	$—	$168	$—	$168	$168

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
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 13: Fair Value Measurements and Disclosures for a description of the valuation methodologies of derivatives. Cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the condensed consolidated statements of financial condition. Collateral amounts recorded in the condensed consolidated statements of financial condition are based on the net collateral posted or held position for each applicable legal entity's master netting arrangement with each counterparty. Certain cash collateral amounts associated with derivative positions that are cleared through an exchange are legally characterized as settlement of the derivative positions. Such collateral amounts are reflected as offsets to the associated derivatives balances recorded in other assets or in accrued expenses and other liabilities, instead of as collateral in other assets or deposits.
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
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at September 30, 2017 will be reclassified to interest expense as interest payments are made on certain of the Company's floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $7 million of pretax losses to interest expense related to its derivatives designated as cash flow hedges.
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
Derivatives Cleared Through an Exchange
The legal characterization of cash variation margin payments on derivatives cleared through a certain exchange are legally considered settlement payments and are accounted for with corresponding derivative positions as one unit of account and not separately as collateral. With settlement payments on derivative positions cleared through this exchange reflected as offsets to the associated derivative asset and liability balances, the fair values of derivative instruments and collateral balances shown are generally reduced beginning in 2017. If the change had been effective in the prior year, both derivative assets/liabilities and collateral posted on the condensed consolidated statements of financial condition as of December 31, 2016, would have been $79 million lower.
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	September 30, 2017				December 31, 2016
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge(1)	$3,800	7	$2	$7	$3,700	$—	$22
Interest rate swaps—fair value hedge(1)	$5,332	19	1	3	$6,208	7	72
Derivatives not designated as hedges
Foreign exchange forward contracts(2)	$13	6	—	—	$13	—	—
Interest rate swap	$—	—	—	—	$149	—	—
Total gross derivative assets/liabilities(3)			3	10		7	94
Less: Collateral held/posted(4)			(1)	(10)		(2)	(94)
Total net derivative assets/liabilities			$2	$—		$5	$—

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

(2)
The foreign exchange forward contracts have notional amounts of EUR 7 million, GBP 3 million and SGD 1 million as of September 30, 2017 and notional amounts of EUR 6 million, GBP 5 million and SGD 1 million as of December 31, 2016.

(3)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At September 30, 2017, the Company had one outstanding contract with a notional amount of $27 million and immaterial fair value. At December 31, 2016, the Company had one outstanding contract with a notional amount of $36 million and immaterial fair value.

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

The following tables summarize the impact of the derivative instruments on income and OCI and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

		Amount of Gain (Loss) Recognized in OCI
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2017	2016	2017	2016
Derivatives designated as hedges
Interest rate swaps - cash flow/net investment hedges
Total gain (loss) recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$2	$22	$21	$(31)
Total gain (loss) recognized in OCI		$2	$22	$21	$(31)

		Amount of (Loss) Gain Recognized in Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2017	2016	2017	2016
Derivatives designated as hedges
Interest rate swaps - cash flow hedges
Amount reclassified from OCI into income	Interest Expense	$(3)	$(9)	$(11)	$(27)
Total amount reclassified from OCI into income on cash flow hedges		(3)	(9)	(11)	(27)

Interest rate swaps - fair value hedges
Gain (loss) on interest rate swaps		2	(19)	(1)	25
(Loss) Gain on hedged items		(2)	18	2	(26)
Net ineffectiveness gain (loss)	Interest Expense	—	(1)	1	(1)

(Increase) decrease to interest expense related to net settlements on interest rate swaps	Interest Expense	(1)	9	7	26
Total (loss) gain on fair value hedges		(1)	8	8	25
Total loss on derivatives designated as hedges recognized in income		$(4)	$(1)	$(3)	$(2)

Derivatives not designated as hedges
Total (loss) gain on derivatives not designated as hedges recognized in income	Other Income	$(1)	$—	$(2)	$—

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
At September 30, 2017, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced by one rating notch, Discover Bank would be required to post additional collateral. The amount of additional collateral as of September 30, 2017 would have been $34 million. DFS (Parent Company) had no outstanding derivatives as of September 30, 2017, therefore, no collateral was required.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended September 30, 2017
Interest income
Credit card loans	$2,026	$—	$2,026
Private student loans	132	—	132
PCI student loans	39	—	39
Personal loans	224	—	224
Other	55	—	55
Total interest income	2,476	—	2,476
Interest expense	426	—	426
Net interest income	2,050	—	2,050
Provision for loan losses	675	(1)	674
Other income	401	74	475
Other expense	909	39	948
Income before income tax expense	$867	$36	$903

For the Three Months Ended September 30, 2016
Interest income
Credit card loans	$1,812	$—	$1,812
Private student loans	112	—	112
PCI student loans	46	—	46
Personal loans	185	—	185
Other	29	—	29
Total interest income	2,184	—	2,184
Interest expense	359	—	359
Net interest income	1,825	—	1,825
Provision for loan losses	445	—	445
Other income	408	68	476
Other expense	857	38	895
Income before income tax expense	$931	$30	$961

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Nine Months Ended September 30, 2017
Interest income
Credit card loans	$5,818	$—	$5,818
Private student loans	383	—	383
PCI student loans	121	—	121
Personal loans	629	—	629
Other	141	—	141
Total interest income	7,092	—	7,092
Interest expense	1,212	—	1,212
Net interest income	5,880	—	5,880
Provision for loan losses	1,908	(8)	1,900
Other income	1,184	219	1,403
Other expense	2,634	111	2,745
Income before income tax expense	$2,522	$116	$2,638

For the Nine Months Ended September 30, 2016
Interest income
Credit card loans	$5,279	$—	$5,279
Private student loans	329	—	329
PCI student loans	142	—	142
Personal loans	523	—	523
Other	85	—	85
Total interest income	6,358	—	6,358
Interest expense	1,032	—	1,032
Net interest income	5,326	—	5,326
Provision for loan losses	1,279	2	1,281
Other income	1,210	205	1,415
Other expense	2,576	111	2,687
Income before income tax expense	$2,681	$92	$2,773

16.	Subsequent Events
Preferred Stock
On October 31, 2017, the Company issued 570,000 depositary shares, each representing a 1/100th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C. The net proceeds to the Company was approximately $563 million. On November 1, 2017, the Company gave notice to redeem all 575,000 of its issued and outstanding shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B preferred stock") and all corresponding depositary shares. The Company estimates that the redemption of Series B preferred stock will reduce net income allocated to common stockholders by approximately $15 million in the fourth quarter as a result of the recognition of deferred issuance costs on Series B preferred stock.

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
Quarter Highlights

•	Net income for the three months ended September 30, 2017 was $602 million compared to $639 million for the same period in 2016.

•	Total loans grew $6.9 billion, or 9%, from September 30, 2016 to $80.4 billion.

•	Credit card loans grew $5.5 billion, or 9%, to $63.5 billion, and Discover card sales volume increased 5% from September 30, 2016.

•
Net charge-off rate excluding PCI loans increased 61 basis points from the prior year to 2.71% and the credit card delinquency rate for loans over 30 days past due increased 27 basis points from the prior year to 2.14%.

•	Direct-to-consumer deposits grew $3.4 billion, or 10%, from the prior year to $38.7 billion.

•	Payment Services transaction dollar volume for the segment was $51.6 billion, up 16% from the prior year.
Outlook
We plan on continuing to provide strong capital returns to shareholders through executing on our 2017 capital plan. We will continue to make material investments in marketing and remain focused on utilizing our rewards program to drive receivables growth. We expect this growth to result in higher interest income levels. Our total charge-off rate is expected to be higher in comparison to the prior year and we expect to add to the loan loss reserve to provide for the seasoning of recent loan growth and increasing consumer leverage as a result of supply driven credit normalization. The announced redemption of our preferred stock (see Note 16: Subsequent Events to our condensed consolidated financial statements) will result in a reduction to earnings per share in the fourth quarter.
We continue to leverage our network to support our card-issuing business. In our payments segment, we continue to pursue new ways to grow volume and we expect competition to remain intense.
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
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including supervisory priorities and actions, our actions, those of our competitors and other marketplace participants, and the behavior of consumers. Regulatory developments, enforcement actions, findings and ratings could affect supervisory priorities, actions, and rule-making, as well as negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, limit our ability to pursue certain business opportunities and obtain related required regulatory approvals, or change how we compensate certain of our employees. For example, in 2016, federal banking regulators issued a proposed rulemaking on incentive compensation which is prescriptive in nature and would require an extensive restructuring of incentive compensation practices for certain employees, including our executives. Any changes to our business or compensation structure arising out of this rule could impact our ability to attract, hire or retain certain personnel. The timing and substance of the final rule are unknown. In September 2017, the Board of Governors of the Federal Reserve System (the "Federal Reserve") issued two proposals, one that would establish supervisory expectations for the board of directors of bank holding companies and another that establishes a new rating system for the evaluation of large financial institutions. Comments on each of these proposals are due on November 30, 2017. The timing and substance of any final rules are unknown. For more information on recent matters affecting Discover, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements. Regulatory developments, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our businesses.
As a result of the growing cybersecurity threat and the number of incidents involving unauthorized access to consumer information, including the September 2017 disclosure of a large data breach at a national credit reporting agency, banking regulators and policymakers at the federal and state levels are increasingly focused on measures to enhance data security and incident response capabilities. The Federal Financial Institutions Examination Council has revised examiner guidance for evaluating the adequacy of a financial institution's information security program and associated risk management practices. In addition, in October 2016, federal banking regulators issued an advanced notice of proposed rulemaking that provides for enhanced cyber risk management standards to increase the operational resilience of large financial services firms and reduce the systemic impact of a cybersecurity event. The timing and final form of any final rule is uncertain at this time. Legislation at various levels of government has also been proposed to address security breach notification and data security standards. While it is too early to know their impact, these developments could ultimately result in the imposition of requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. In addition, the size and scope of the 2017 national credit reporting agency breach may result in the financial services industry shifting to new means identifying and authenticating consumers.
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
Recent areas of regulatory attention include servicing, payments and collection practices, originations at for-profit schools, and other matters. Student loan servicing laws have been enacted in California and the District of Columbia, and similar bills are pending elsewhere that would impose new licensing, servicing, reporting and regulatory oversight requirements on non-bank student loan servicers. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans. Legislators and regulators may take additional actions that impact the student loan market in the future, which could cause us to change our private student loan products or servicing practices in ways that we may not currently anticipate.
Mortgage Lending
The mortgage industry continues to be an area of supervisory focus and the CFPB has stated that it will concentrate its examinations on a variety of mortgage-related topics including steering consumers to less favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan origination compensation and servicing practices. The CFPB has recently published several final rules impacting the mortgage industry. For example, on August 4, 2016, the CFPB issued final rules that expand the obligations of servicers and resolve some ambiguities. These changes will generally take effect in 2017. On July 7, 2017, the CFPB finalized updates to its "Know Before You Owe" mortgage disclosure rule. We are working to implement the changes for our home equity loan business.
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
Federal banking regulators jointly issued a proposed rule on September 27, 2017 that would simplify the treatment of certain assets and deductions for institutions that are not subject to the advanced approaches capital rule. Among other things, the proposed rule would increase or adjust the deduction thresholds for certain mortgage servicing assets, deferred tax assets, investments in the capital of unconsolidated financial institutions, and minority interest. As proposed, the new rules would apply to Discover Financial Services and its subsidiary banks. We are in the process of assessing the potential impact of the proposed rule changes.
Liquidity
We are subject to the Federal Reserve's final rule implementing certain enhanced prudential standards under the Dodd-Frank Act for large U.S. bank holding companies, including enhanced liquidity and risk management requirements, which became effective January 1, 2015. The final rule prescribes a broad range of qualitative liquidity risk management practices.
Additionally, we are subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators in 2014, which became effective on January 1, 2016. This quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. Under the rule's transition period, we are required to maintain a liquidity ratio of 100% in 2017. As of September 30, 2017, our liquidity coverage ratio was in excess of the applicable regulatory requirement. On December 19, 2016, the Federal Reserve issued a final rule that will require banking institutions subject to the liquidity coverage ratio rule to publish quarterly public disclosures regarding the company’s liquidity risk profile and components of its liquidity coverage ratio calculation. Discover will be required to publish its first disclosure under the rule beginning the fourth quarter of 2018.
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
Funding
On July 27, 2017, the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after 2021. LIBOR is commonly used as a benchmark to determine interest rates for certain financial products and instruments. We are analyzing the potential impact on our business.
Segments
We manage our business activities in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 15: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Direct Banking
Interest income
Credit card	$2,026	$1,812	$5,818	$5,279
Private student loans	132	112	383	329
PCI student loans	39	46	121	142
Personal loans	224	185	629	523
Other	55	29	141	85
Total interest income	2,476	2,184	7,092	6,358
Interest expense	426	359	1,212	1,032
Net interest income	2,050	1,825	5,880	5,326
Provision for loan losses	675	445	1,908	1,279
Other income	401	408	1,184	1,210
Other expense	909	857	2,634	2,576
Income before income tax expense	867	931	2,522	2,681
Payment Services
Provision for loan losses	(1)	—	(8)	2
Other income	74	68	219	205
Other expense	39	38	111	111
Income before income tax expense	36	30	116	92
Total income before income tax expense	$903	$961	$2,638	$2,773

The following table presents information on transaction volume (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Network Transaction Volume
PULSE Network	$39,828	$33,913	$114,742	$102,449
Network Partners	3,811	3,313	10,933	10,598
Diners Club(1)	7,989	7,331	23,171	21,267
Total Payment Services	51,628	44,557	148,846	134,314
Discover Network—Proprietary(2)	33,576	31,759	96,777	92,115
Total Volume	$85,204	$76,316	$245,623	$226,429
Transactions Processed on Networks
Discover Network	579	535	1,633	1,559
PULSE Network	996	871	2,827	2,565
Total	1,575	1,406	4,460	4,124
Credit Card Volume
Discover Card Volume(3)	$35,581	$33,471	$103,284	$96,884
Discover Card Sales Volume(4)	$32,161	$30,683	$93,467	$88,937

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $867 million and $2.5 billion for the three and nine months ended September 30, 2017, respectively, as compared to pretax income of $931 million and $2.7 billion for the three and nine months ended September 30, 2016, respectively.
Net interest margin increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily driven by higher yields on credit card loans, partially offset by higher funding costs. The increase in yields on credit card loans was primarily due to prime rate increases and a higher portion of revolving card receivables, partially offset by higher promotional balances in the card portfolio and higher interest charge-offs. Interest income increased during the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due to loan growth and yield expansion. Interest expense increased during the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to a larger funding base, higher market rates and a change in funding mix.
For the three and nine months ended September 30, 2017, the provision for loan losses increased as compared to the same periods in 2016 primarily due to higher levels of charge-offs combined with a larger reserve build. For a detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income remained flat in the three months ended September 30, 2017 and decreased in the nine months ended September 30, 2017 as compared to the same periods in 2016. During the nine months ended September 30, 2017, the decrease was due primarily to higher promotional rewards offset by the increase in discount and interchange revenue, both of which were primarily the result of higher sales volume. The increase in loan fee income was primarily due to an increase in late fees.
Total other expense increased in the three and nine months ended September 30, 2017 as compared to the same periods in 2016. During the three and nine months ended September 30, 2017, the increase was primarily driven by an increase in employee compensation and benefits and professional fees offset by a decrease in information processing and communications. The increase in employee compensation and benefits was primarily driven by the impact of added headcount for regulatory and compliance needs and higher average salaries. The increase in professional fees was driven primarily by investments in technology and infrastructure as well as higher spend in collection efforts in 2017, offset by the completion of a look back project related to anti-money laundering remediation in 2016. The decrease in information processing and communications was primarily the result of infrastructure efficiencies.

Discover card sales volume was $32.2 billion and $93.5 billion for the three and nine months ended September 30, 2017, respectively, which was an increase of 4.8% and 5.1%, respectively, as compared to the same periods in 2016. This volume growth was primarily driven by an increase in consumer spending.
Payment Services
Our Payment Services segment reported pretax income of $36 million and $116 million for the three and nine months ended September 30, 2017, respectively, as compared to pretax income of $30 million and $92 million for the same periods in 2016. The increase in segment pretax income was primarily driven by an increase in transaction processing revenue due to higher point-of-sale transactions.
Downturns in the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 3% and 4% of Diners Club revenues during the three and nine months ended September 30, 2017, respectively.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended September 30,		2017 vs. 2016 Increase (Decrease)		For the Nine Months Ended September 30,		2017 vs. 2016 Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%
Interest income	$2,476	$2,184	$292	13%	$7,092	$6,358	$734	12%
Interest expense	426	359	67	19%	1,212	1,032	180	17%
Net interest income	2,050	1,825	225	12%	5,880	5,326	554	10%
Provision for loan losses	674	445	229	51%	1,900	1,281	619	48%
Net interest income after provision for loan losses	1,376	1,380	(4)	—%	3,980	4,045	(65)	(2)%
Other income	475	476	(1)	—%	1,403	1,415	(12)	(1)%
Other expense	948	895	53	6%	2,745	2,687	58	2%
Income before income tax expense	903	961	(58)	(6)%	2,638	2,773	(135)	(5)%
Income tax expense	301	322	(21)	(7)%	926	943	(17)	(2)%
Net income	$602	$639	$(37)	(6)%	$1,712	$1,830	$(118)	(6)%

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
Net interest margin increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily driven by higher yields on credit card loans, partially offset by higher funding costs. The increase in yields on credit card loans was primarily due to prime rate increases and a higher portion of revolving card receivables, partially offset by higher promotional balances in the card portfolio and higher interest charge-offs. Interest income increased during the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due to loan growth and yield expansion. Interest expense increased during the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to a larger funding base, higher market rates and a change in funding mix.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$12,895	1.26%	$42	$10,419	0.50%	$13
Restricted cash	848	1.15%	2	621	0.32%	1
Other short-term investments	—	—%	—	1,048	0.87%	2
Investment securities	1,652	1.62%	6	2,294	1.49%	9
Loan receivables(1)
Credit card(2)	62,647	12.83%	2,026	57,561	12.53%	1,812
Personal loans	7,208	12.33%	224	6,036	12.23%	186
Private student loans	6,725	7.79%	132	6,023	7.41%	112
PCI student loans	2,261	6.88%	39	2,772	6.52%	45
Other	348	5.56%	5	276	4.96%	4
Total loan receivables	79,189	12.15%	2,426	72,668	11.82%	2,159
Total interest-earning assets	94,584	10.39%	2,476	87,050	9.98%	2,184
Allowance for loan losses	(2,379)			(1,947)
Other assets	4,192			4,282
Total assets	$96,397			$89,385
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$26,862	1.93%	131	$24,495	1.83%	112
Money market deposits(4)	6,772	1.35%	23	6,939	1.10%	19
Other interest-bearing savings deposits	20,458	1.23%	64	17,321	1.05%	47
Total interest-bearing deposits(5)	54,092	1.59%	218	48,755	1.45%	178
Borrowings
Short-term borrowings	1	1.33%	—	2	0.62%	—
Securitized borrowings(3)(4)	17,206	2.37%	103	16,736	2.07%	87
Other long-term borrowings(3)	9,721	4.30%	105	8,746	4.27%	94
Total borrowings	26,928	3.07%	208	25,484	2.82%	181
Total interest-bearing liabilities	81,020	2.08%	426	74,239	1.92%	359
Other liabilities and stockholders’ equity	15,377			15,146
Total liabilities and stockholders’ equity	$96,397			$89,385
Net interest income			$2,050			$1,825
Net interest margin(6)		10.28%			9.99%
Net yield on interest-bearing assets(7)		8.60%			8.34%
Interest rate spread(8)		8.31%			8.06%

Average Balance Sheet Analysis (dollars in millions)

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$13,166	1.04%	$103	$10,541	0.50%	$40
Restricted cash	742	0.92%	5	562	0.37%	2
Other short-term investments	—	—%	—	635	0.86%	3
Investment securities	1,693	1.61%	20	2,662	1.49%	30
Loan receivables(1)
Credit card(2)	61,165	12.72%	5,818	56,606	12.46%	5,279
Personal loans	6,872	12.24%	629	5,717	12.23%	523
Private student loans	6,679	7.67%	383	5,953	7.38%	329
PCI student loans	2,388	6.75%	121	2,906	6.51%	142
Other	316	5.52%	13	260	5.06%	10
Total loan receivables	77,420	12.03%	6,964	71,442	11.75%	6,283
Total interest-earning assets	93,021	10.19%	7,092	85,842	9.89%	6,358
Allowance for loan losses	(2,270)			(1,910)
Other assets	4,169			4,411
Total assets	$94,920			$88,343
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$26,512	1.90%	376	$24,874	1.75%	325
Money market deposits(4)	6,830	1.25%	64	6,942	1.07%	55
Other interest-bearing savings deposits	19,732	1.14%	168	16,260	1.03%	126
Total interest-bearing deposits(5)	53,074	1.53%	608	48,076	1.41%	506
Borrowings
Short-term borrowings	2	1.02%	—	2	0.63%	—
Securitized borrowings(3)(4)	16,770	2.29%	287	16,773	2.06%	258
Other long-term borrowings(3)	9,767	4.35%	317	8,224	4.35%	268
Total borrowings	26,539	3.04%	604	24,999	2.81%	526
Total interest-bearing liabilities	79,613	2.03%	1,212	73,075	1.89%	1,032
Other liabilities and stockholders’ equity	15,307			15,268
Total liabilities and stockholders’ equity	$94,920			$88,343
Net interest income			$5,880			$5,326
Net interest margin(6)		10.16%			9.96%
Net yield on interest-bearing assets(7)		8.45%			8.29%
Interest rate spread(8)		8.16%			8.00%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $55 million and $51 million of amortization of balance transfer fees for the three months ended September 30, 2017 and 2016, respectively. Interest income on credit card loans includes $161 million and $144 million of amortization of balance transfer fees for the nine months ended September 30, 2017 and 2016, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	September 30, 2017	December 31, 2016
Loan receivables
Credit card loans	$63,475	$61,522
Other loans
Personal loans	7,397	6,481
Private student loans	6,998	6,393
Other	371	274
Total other loans	14,766	13,148
PCI loans(1)	2,202	2,584
Total loan receivables	80,443	77,254
Allowance for loan losses	(2,531)	(2,167)
Net loan receivables	$77,912	$75,087

(1)	Represents PCI private student loans. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding PCI loans.
Provision and Allowance for Loan Losses
Provision for loan losses is the expense related to maintaining the allowance for loan losses at an appropriate level to absorb the estimated probable losses in the loan portfolio at each period end date. While establishing the estimate for probable losses requires management judgment, the factors that influence the provision for loan losses include:

•	The impact of current and predictive general economic conditions on the consumer, including national and regional conditions, unemployment levels, bankruptcy trends and interest rate movements;

•	Changes in consumer spending and payment behaviors;

•	Changes in our loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio and maturation of the loan portfolio;

•	The level and direction of historical and anticipated loan delinquencies and charge-offs;

•	The credit quality of the loan portfolio, which reflects, among other factors, our credit granting practices and effectiveness of collection efforts; and

•	Regulatory changes or new regulatory guidance.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three and nine months ended September 30, 2017, the provision for loan losses increased by $229 million, or 51%, and $619 million, or 48%, respectively, as compared to the same periods in 2016. The increase was primarily due to higher levels of charge-offs combined with a larger reserve build for the three and nine months ended September 30, 2017 as compared to the same periods in 2016.
During the quarter, certain customers with accounts in Federal Emergency Management Agency designated hurricane disaster areas were provided relief that had the effect of freezing the customer payment status, suspending late fees and placing a hold on collection efforts. We recorded an adjustment of $17 million to expense for loans that would have otherwise charged off without such relief. The ultimate impact may be somewhat greater than this amount as we continue to evaluate the longer term ramifications on borrowers in the affected areas.

The allowance for loan losses was $2.5 billion at September 30, 2017, which reflects a $364 million reserve build over the amount of the allowance for loan losses at December 31, 2016. The reserve build was due to seasoning of continued loan growth and increasing consumer leverage.
The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,980	$235	$159	$10	$2,384
Additions
Provision for loan losses	550	91	34	(1)	674
Deductions
Charge-offs	(555)	(64)	(32)	—	(651)
Recoveries	116	6	2	—	124
Net charge-offs	(439)	(58)	(30)	—	(527)
Balance at end of period	$2,091	$268	$163	$9	$2,531

	For the Three Months Ended September 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,603	$176	$151	$19	$1,949
Additions
Provision for loan losses	372	51	21	1	445
Deductions
Charge-offs	(425)	(46)	(17)	—	(488)
Recoveries	111	5	2	—	118
Net charge-offs	(314)	(41)	(15)	—	(370)
Balance at end of period	$1,661	$186	$157	$20	$2,024

	For the Nine Months Ended September 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	1,607	231	69	(7)	1,900
Deductions
Charge-offs	(1,651)	(182)	(71)	(3)	(1,907)
Recoveries	345	19	7	—	371
Net charge-offs	(1,306)	(163)	(64)	(3)	(1,536)
Balance at end of period	$2,091	$268	$163	$9	$2,531

	For the Nine Months Ended September 30, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	1,081	139	58	3	1,281
Deductions
Charge-offs	(1,312)	(123)	(51)	—	(1,486)
Recoveries	338	15	7	—	360
Net charge-offs	(974)	(108)	(44)	—	(1,126)
Balance at end of period	$1,661	$186	$157	$20	$2,024

(1)	Includes both PCI and non-PCI private student loans.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Credit card loans	$439	2.80%	$314	2.17%	$1,306	2.86%	$974	2.30%
Personal loans	$58	3.19%	$41	2.63%	$163	3.18%	$108	2.49%
Private student loans (excluding PCI(1))	$30	1.52%	$15	1.02%	$64	1.17%	$44	0.99%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rates on our credit card loans, personal loans and private student loans excluding PCI increased by 63, 56, and 50 basis points for the three months ended September 30, 2017, respectively, when compared to the same period in 2016. The net charge-off rates on our credit card loans, personal loans and private student loans excluding PCI increased by 56, 69 and 18 basis points for the nine months ended September 30, 2017, respectively, when compared to the same periods in 2016. The increase for all three portfolios was driven by seasoning of continued loan growth and increasing consumer leverage.

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
The following table presents the amounts and rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	September 30, 2017		December 31, 2016
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,359	2.14%	$1,252	2.04%
Personal loans	$94	1.27%	$74	1.12%
Private student loans (excluding PCI loans(1))	$150	2.14%	$141	2.22%

Loans 90 or more days delinquent
Credit card loans	$646	1.02%	$597	0.97%
Personal loans	$26	0.35%	$19	0.29%
Private student loans (excluding PCI loans(1))	$36	0.52%	$35	0.55%

Loans not accruing interest	$225	0.29%	$216	0.29%

Restructured loans
Credit card loans(2)	$1,180	1.86%	$1,085	1.76%
Personal loans(3)	$99	1.34%	$81	1.25%
Private student loans (excluding PCI loans(1))(4)	$126	1.80%	$86	1.35%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $66 million and $60 million at September 30, 2017 and December 31, 2016, respectively, that are also included in loans over 90 days delinquent or more.

(3)	Restructured personal loans include $4 million and $2 million at September 30, 2017 and December 31, 2016, respectively, that are also included in loans over 90 days delinquent or more.

(4)	Restructured private student loans include $4 million and $3 million at September 30, 2017 and December 31, 2016, that are also included in loans over 90 days delinquent or more.
The 30-day and 90-day delinquency rates for credit card loans and personal loans at September 30, 2017 increased as compared to December 31, 2016 primarily due to seasoning of continued loan growth. The 30-day delinquency rates for private student loans at September 30, 2017 decreased as compared to December 31, 2016 due to seasonality while the 90-day delinquency rate remained relatively flat at September 30, 2017 as compared to December 31, 2016.
The restructured credit card and personal loan balances at September 30, 2017 increased as compared to December 31, 2016 due to loan growth and seasoning. At September 30, 2017, the restructured private student loan balance increased as compared to December 31, 2016 as a result of greater utilization of programs available as more loans have entered into repayment.
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
At September 30, 2017, there was $5.3 billion of private student loans in repayment, which includes both PCI and non-PCI loans to students who are not in deferment. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, we may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a troubled debt restructuring based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores. Prior to the third quarter of 2016, only a second forbearance when the borrower was 30 days or greater delinquent was considered a troubled debt restructuring. The balance of student loans being accounted for as troubled debt restructurings has increased since then, although it has not led to significant changes in the balance of overall allowance for loan losses.
Borrower performance after using payment programs or forbearance is monitored and we believe the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. We plan to continue to use payment programs and forbearance and, as a result, we expect to have additional loans classified as troubled debt restructurings in the future.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended September 30,		2017 vs. 2016 (Decrease) Increase		For the Nine Months Ended September 30,		2017 vs. 2016 (Decrease) Increase
	2017	2016	$	%	2017	2016	$	%
Discount and interchange revenue, net(1)	$258	$263	$(5)	(2)%	$769	$801	$(32)	(4)%
Protection products revenue	55	60	(5)	(8)%	169	180	(11)	(6)%
Loan fee income	95	91	4	4%	267	250	17	7%
Transaction processing revenue	43	40	3	8%	124	115	9	8%
Gain on investments	3	—	3	100%	3	—	3	100%
Other income	21	22	(1)	(5)%	71	69	2	3%
Total other income	$475	$476	$(1)	—%	$1,403	$1,415	$(12)	(1)%

(1)
Net of rewards, including Cashback Bonus rewards, of $417 million and $368 million for the three months ended September 30, 2017 and 2016, respectively, and of $1.2 billion and $1.0 billion for the nine months ended September 30, 2017 and 2016, respectively.

Total other income remained flat in the three months ended September 30, 2017 and decreased by $12 million in the nine months ended September 30, 2017 as compared to the same periods in 2016. During the nine months ended September 30, 2017, the decrease was due primarily to higher promotional rewards offset by the increase in discount and interchange revenue, both of which were primarily the result of higher sales volume. The increase in loan fee income was primarily due to an increase in late fees.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		2017 vs. 2016 Increase (Decrease)		For the Nine Months Ended September 30,		2017 vs. 2016 Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%
Employee compensation and benefits	$371	$342	$29	8%	$1,101	$1,027	$74	7%
Marketing and business development	203	195	8	4%	563	555	8	1%
Information processing and communications	78	81	(3)	(4)%	235	258	(23)	(9)%
Professional fees	163	143	20	14%	466	453	13	3%
Premises and equipment	25	25	—	—%	73	72	1	1%
Other expense	108	109	(1)	(1)%	307	322	(15)	(5)%
Total other expense	$948	$895	$53	6%	$2,745	$2,687	$58	2%

Total other expense increased in the three and nine months ended September 30, 2017 by $53 million and $58 million, respectively, as compared to the same periods in 2016. During the three and nine months ended September 30, 2017, the increase was primarily driven by an increase in employee compensation and benefits and professional fees offset by a decrease in information processing and communications. The increase in employee compensation and benefits was primarily driven by the impact of added headcount for regulatory and compliance needs and higher average salaries. The increase in professional fees was driven primarily by investments in technology and infrastructure as well as higher spend in collection efforts in 2017, offset by the completion of a look back project related to anti-money laundering remediation in 2016. The decrease in information processing and communications was primarily the result of infrastructure efficiencies.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Income before income tax expense	$903	$961	$2,638	$2,773
Income tax expense	$301	$322	$926	$943
Effective income tax rate	33.3%	33.5%	35.1%	34.0%

Income tax expense decreased $21 million and $17 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The effective tax rate for the three months ended September 30, 2017 of 33.3% decreased from 33.5% for the same period in 2016 primarily due to resolution of certain tax matters. The effective tax rate for the nine months ended September 30, 2017 of 35.1% increased from 34.0% for the same period in 2016 primarily due to the settlement with the United States Congress Joint Committee on Taxation ("USCJCT") that occurred in 2016.
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

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At September 30, 2017, we had $38.7 billion of direct-to-consumer deposits and $17.4 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust (the period of ultimate repayment would be determined by the amount and timing of collections received). An early amortization event would negatively impact our liquidity and require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of September 30, 2017, the DiscoverSeries three-month rolling average excess spread was 13.21%.
We may elect to add receivables to the restricted pool of receivables subject to certain requirements. Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by us). If the level of receivables in the trust were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. No accounts were added to those restricted for securitization investors for the three or nine months ended September 30, 2017.
At September 30, 2017, we had $16.4 billion of outstanding public asset-backed securities and $5.1 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At September 30, 2017	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$16,330	$4,173	$8,709	$2,128	$1,320

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
Other Long-Term Borrowings—Student Loans
At September 30, 2017, we had $664 million of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings - Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At September 30, 2017	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2019-2027	$2,900
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2017-2031	$279
Discover Bank fixed-rate senior bank notes, maturing 2018-2026	$6,150
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2020	$700

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At September 30, 2017 and December 31, 2016, there were no outstanding balances in the federal funds market or under repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed, undrawn borrowing capacity through privately placed asset-backed securitizations. At September 30, 2017, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, based upon our liquidity stress testing results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates and renewing them approximately one year prior to their scheduled maturity dates.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of September 30, 2017, Discover Bank had $27.7 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingency funding.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank, the purchase of investment securities for our liquidity portfolio, working capital, and debt and capital service. We assess funding uses and liquidity needs under stressed and normal conditions, considering primary uses of funding, such as on-balance sheet loans, and contingent uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under stress, we conduct liquidity stress testing to assess the impact of idiosyncratic, market-wide, and hybrid scenarios with varying levels of liquidity risk reflecting a range of stress severity.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At September 30, 2017, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if Discover Bank's credit ratings were reduced by one ratings notch, Discover Bank would be required to post additional collateral, which, as of September 30, 2017, would have been $34 million. DFS (Parent Company) had no outstanding derivatives as of September 30, 2017, therefore, no collateral was required.
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
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under stressed and normal conditions. In addition to the funding sources discussed in the previous section, we also maintain highly liquid, unencumbered assets in our liquidity portfolio that we expect to be able to convert to cash quickly and with little loss of value using either the repo market or outright sales.
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
At September 30, 2017, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies or Government Sponsored Enterprises. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our Statement of Financial Condition as well as operational requirements and market conditions.
At September 30, 2017, our liquidity portfolio and undrawn credit facilities were $47.6 billion, which was $4.8 billion higher than the balance at December 31, 2016. During the three and nine months ended September 30, 2017, the average balance of our liquidity portfolio was $14.7 billion and $15.1 billion respectively.

	September 30, 2017	December 31, 2016
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$12,489	$11,103
Investment securities(2)	1,417	1,532
Total liquidity portfolio	13,906	12,635
Private asset-backed securitizations(3)	6,000	6,000
Primary liquidity sources	19,906	18,635
Federal Reserve discount window(3)	27,696	24,194
Total liquidity portfolio and undrawn credit facilities	$47,602	$42,829

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $32 million and $73 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of September 30, 2017 and December 31, 2016, respectively.

(3)	See "— Additional Funding Sources" for additional information.
Bank Holding Company Liquidity
The primary uses of funds at the unconsolidated DFS level include debt service obligations (interest payments and return of principal) and capital management activities, which include dividends on capital instruments and the periodic repurchase of shares of our common stock. Our primary sources of funds at the bank holding company level include the proceeds from the issuance of unsecured debt and capital securities, as well as dividends from our subsidiaries, particularly Discover Bank. Under periods of idiosyncratic or systemic stress, the bank holding company could lose or experience impaired access to the capital markets. In addition, our regulators have the discretion to restrict dividend payments from Discover Bank to the bank holding company.
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred dividend payments and debt service obligations using existing cash resources. At September 30, 2017, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
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
Capital
Our primary sources of capital are the earnings generated by our businesses and the proceeds from issuances of capital securities. We seek to manage capital to a level and composition sufficient to support the growth and risks of our businesses and to meet regulatory requirements, rating agency targets and debt investor expectations. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives, and legislative and regulatory developments.
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory initiatives may require us to hold more capital in the future.
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued the Basel III rules applicable to DFS and Discover Bank. Under those rules, DFS and Discover Bank are classified as "Standardized Approach" entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Additional phase-in requirements related to components of the final capital rules will become effective through 2019. The Basel III rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios of which certain requirements are subject to phase-in periods through the end of 2018 (the "transition period"). During the transition period, the effects of the changes to capital (i.e., certain deductions and adjustments) are recognized in 20% increments from 2015 through 2018. For example, one of the deductions from CET1 capital, goodwill and intangibles, was subject to a 40% of total deduction in 2015 that increased to 60% in 2016 and so on, until reaching 100% deduction of total in 2018. For additional information regarding the risk-based capital and leverage ratios, see Note 10: Capital Adequacy to our condensed consolidated financial statements.
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
Another main component of the Basel III rules is a prescribed standardized approach for calculating risk-weighted assets that expands the risk-weight range from 0% to 100% (under Basel I) to 0% to 1,250% (under Basel III). The new range is intended to be more risk-sensitive and the risk weight assigned depends on the nature of the asset in question.

The Basel III rules provide for a number of the deductions from and adjustments to CET1, to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15%.
Basel III also requires disclosures relating to market discipline. This series of disclosures is commonly referred to as “Pillar 3.” The objective is to increase transparency of capital requirements for banking organizations. We are required to make prescribed regulatory disclosures on a quarterly basis regarding our capital structure, capital adequacy, risk exposures and risk-weighted assets. The Pillar 3 disclosures are made publicly available on our website in a report called "Basel III Regulatory Capital Disclosures."
At September 30, 2017, DFS and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
As discussed in Note 10: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules. We believe that providing an estimate of our capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of September 30, 2017, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	September 30, 2017	December 31, 2016
Total common stockholders’ equity(1)	$10,627	$10,763
Less: Goodwill	(255)	(255)
Less: Intangible assets, net	(163)	(166)
Tangible common equity	$10,209	$10,342

(1)	Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules to CET1 capital and risk-weighted assets calculated under fully phased-in Basel III rules (dollars in millions):

September 30, 2017
Common equity Tier 1 capital (Basel III transition)	$10,419
Adjustments related to capital components during transition(1)	(25)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,394

Risk-weighted assets (Basel III fully phased-in)(2)	$83,303
Common equity Tier 1 capital ratio (Basel III fully phased-in)	12.5%

(1)	Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.

(2)	Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past-due loans and unfunded commitments.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over a nine-quarter planning horizon. We submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s CCAR program and received notice in June 2017 that the Federal Reserve does not object to our proposed capital plan, including planned quarterly capital distributions through June 30, 2018. Our ability to make capital distributions, including our ability to pay dividends on or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.

Also in June 2017, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including DFS. At that same time, we published company-run stress test results for DFS and Discover Bank. DFS is required to publish company-run stress tests results twice each year in accordance with Federal Reserve rules and Discover Bank is required to publish bank-run stress test results under FDIC rules.
We recently declared a quarterly cash dividend on our common stock of $0.35 per share, payable on December 7, 2017 to holders of record on November 22, 2017, which is consistent with last quarter. We also recently declared a quarterly cash dividend on our preferred stock of $16.25 per share, equal to $0.40625 per depositary share, payable on December 1, 2017, to holders of record on November 14, 2017, which was the same as the amount paid on our preferred stock in the prior quarter.
On July 25, 2017, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.8 billion of our outstanding shares of common stock. The program expires on October 31, 2018 and may be terminated at any time. This program replaced the prior $2.5 billion share repurchase program, which had $562 million of remaining authorization. During the three months ended September 30, 2017, we repurchased approximately 9 million shares, or 2%, of our outstanding common stock for $555 million. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including approval from the Federal Reserve as described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at September 30, 2017, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $86.7 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2016 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At September 30, 2017, our unused commitments were approximately $188.3 billion. These commitments, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates.
Interest Rate Risk
We borrow money from a variety of depositors and institutions in order to provide loans to our customers, as well as invest in other assets and our business. These loans and other assets earn interest, which we use to pay interest on the money borrowed. Our net interest income and, therefore, earnings, will be reduced if the interest rate earned on assets increases at a slower pace than increases to the interest rate we owe on our borrowings. Changes in interest rates and competitor responses to those changes may influence customer payment rates, loan balances or deposit account activity. We may incur higher funding costs as a result, which has the potential to decrease earnings.
Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects the mix of variable and fixed-rate assets. To the extent that asset and related financing repricing characteristics of a particular portfolio are not matched effectively, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or liability from fixed- to floating-rate or from floating- to fixed-rate. See Note 14: Derivatives and Hedging Activities to our condensed consolidated financial statements for information on our derivatives activity.
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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have restrictions on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may restrict our ability to increase the rates that we charge to customers for new loans. At September 30, 2017, the majority of our credit card and student loans were at variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point increase in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term versus long-term rates, balance sheet design, competitor actions, which may affect pricing decisions in our loans and deposits, and strategic actions undertaken by management.

Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2017, we estimate that net interest income over the following 12-month period would increase by approximately $211 million, or 3%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2016, we estimated that net interest income over the following 12-month period would increase by approximately $201 million, or 3%. Should an immediate 100 basis point interest rate decrease occur, we estimate that the impact would be approximately the inverse of the result of an immediate 100 basis point increase. However, at current interest rates there is a higher level of uncertainty in the assumptions used to derive this estimate because a decline of that magnitude would result in a near zero interest rate environment.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
July 1 - 31, 2017
Repurchase program(1)	2,983,406	$61.77	2,983,406	$2,707,083,123
Employee transactions(2)	1,562	$62.19	N/A	N/A
August 1 - 31, 2017
Repurchase program(1)	3,252,466	$60.53	3,252,466	$2,510,212,170
Employee transactions(2)	1,911	$60.61	N/A	N/A
September 1 - 30, 2017
Repurchase program(1)	2,914,936	$59.64	2,914,936	$2,336,369,727
Employee transactions(2)	—	$—	N/A	N/A

Total
Repurchase program(1)	9,150,808	$60.65	9,150,808	$2,336,369,727
Employee transactions(2)	3,473	$61.32	N/A	N/A

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
Date: November 2, 2017

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