Form 10-K
period 2017-12-31
Discover Financial Services
filed 2018-02-21
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $23,205,033,259.

As of February 16, 2018, there were 354,756,870 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 2, 2018 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended December 31, 2017

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover it®, College Covered®, and Diners Club International®. All other trademarks, trade names and service marks included in this annual report on Form 10-K are the property of their respective owners.

Part I.

Part I | Item 1.	Business
Introduction
Discover Financial Services (the “Company”) is a direct banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. We had $84.2 billion in loan receivables and $39.4 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2017. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale (“POS”) terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
Available Information
We make available, free of charge through the investor relations page of our internet site www.discover.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of our directors and executive officers, and any amendments to those documents filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934. These filings are available as soon as reasonably practicable after they are filed with or furnished to the SEC.
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
Operating Model
We manage our business activities in two segments: Direct Banking and Payment Services. Our Direct Banking segment includes consumer banking and lending products, specifically Discover-branded credit cards issued to individuals on the Discover Network and other consumer banking products and services, including private student loans, personal loans, home equity loans, and deposit products. Our Payment Services segment includes PULSE, Diners Club and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Network.
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
Direct Banking
Set forth below are descriptions of the credit cards, student loans, personal loans, home equity loans and deposit products issued by Discover Bank. For additional information regarding the terms and conditions of these products, see “— Product Terms and Conditions.”

Credit Cards
We currently offer credit cards issued to consumers. Our credit card customers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earn on revolving credit card balances makes up approximately 82% of our total interest income. We also charge customers other fees as specified in the cardmember agreements. These fees may include fees for late payments, balance transfer transactions and cash advance transactions.
Our credit card customers’ transactions in the U.S. are processed over the Discover Network. Where we have a direct relationship with a merchant, which is the case with respect to our large merchants representing a majority of Discover card sales volume, we receive discount and fee revenue from merchants. Discount and fee revenue is based on pricing that is set forth in contractual agreements with each such merchant and is based on a number of factors including industry practices, special marketing arrangements, competitive pricing levels and merchant size. Where we do not have a direct relationship with a merchant, we receive acquirer interchange and assessment fees from the merchant acquirer that settles transactions with the merchant. The amount of this fee is based on a standardized schedule and can vary based on the type of merchant.
Most of our cards offer the Cashback Bonus rewards program, the costs of which we record as a reduction of discount and interchange revenue. See “— Marketing — Rewards/Cashback Bonus” for further discussion of our programs offered.
The following chart* shows the Discover card transaction cycle as processed on the Discover Network:
Student Loans
Our private student loans are available to students attending eligible non-profit undergraduate and graduate schools. We also offer certain post-graduate loans, including consolidation, bar study and residency loans. These loans are unsecured loans and have terms and conditions that vary by product. We encourage students to borrow responsibly and maximize grants, scholarships and other free financial aid before taking student loans.
We currently offer fixed and variable rate private student loans. We market our student loans through digital channels, direct mail, email and radio to existing and potential customers. We also work with schools to create awareness of our products with students and their families. Students can apply for our student loans online, by telephone, or by mail, and we have dedicated staff within our call centers to service student loans. We invite applicants who qualify to apply with a creditworthy cosigner, which may improve the likelihood for loan approval and a lower interest rate.
As part of the loan approval process, all of our student loans, except for bar study, residency and private consolidation loans, are certified by and disbursed through the school to ensure students do not borrow more than the cost of attendance less other financial aid. Upon graduation, for variable rate loans originated before May 2014, students are generally eligible to receive a graduation reward. Students may redeem their graduation reward as a credit to the balance of any of their Discover student loans or as a direct deposit to a bank account. For all loans originated in May 2014 and after, students are generally eligible to receive a reward for achieving a specified grade point average during the academic period covered by the loan. Customers have the option to service their accounts through various digital mediums or by telephone.
Personal Loans
Our personal loans are primarily intended to help customers consolidate existing debt, although they can be used for other reasons. These loans are unsecured loans with fixed interest rates, terms and payments. We generally market personal loans through direct mail, digital channels and email. Prospective applicants can obtain information regarding Discover Personal Loans online or by telephone and have the ability to apply online, by telephone or through the mail. Customers have the option to service their accounts through various digital mediums or by telephone.
Home Equity Loans
Our home equity loans are intended for multiple purposes, including mortgage refinance, debt consolidation, home improvement and other major expenses. These loans are closed-end, secured loans with fixed interest rates, terms and payments. We market home equity loans primarily to existing customers through a mix of direct mail, digital channels and email. Prospective applicants can obtain information and apply online or by telephone. Customers have the option to service their accounts online or by telephone.
Deposits
We obtain deposits from consumers directly or through affinity relationships (“direct-to-consumer deposits”). Additionally, we also obtain deposits through third-party securities brokerage firms that offer our deposits to their customers (“brokered deposits”). Our deposit products include certificates of deposit, money market accounts, online savings accounts, checking accounts and Individual Retirement Arrangement certificates of deposit. We market our direct-to-consumer deposit products to our existing customer base and other prospective customers through the use of print materials, direct mail, affinity arrangements with third parties and digital channels. Customers can apply for, fund and service their deposit accounts online. Our U.S.-based staff in our call centers support all aspects of customers’ deposit accounts. Checking account applications can only be initiated through our digital properties. For more information regarding our deposit products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Sources — Deposits.”
Payment Services
Set forth below are descriptions of PULSE, Diners Club and our Network Partners business, which provides, among other services, payment transaction processing and settlement services.
PULSE
Our PULSE network is one of the nation’s leading debit/ATM networks. PULSE links cardholders served by approximately 4,300 financial institutions to ATMs and POS terminals located throughout the United States including financial institutions with which PULSE has direct relationships and through agreements PULSE has with other debit networks. PULSE also provides cash access at approximately 2.0 million ATMs in 138 countries.
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

When PULSE enters into a network-to-network agreement with another debit network, the other network’s participating financial institutions’ debit cards can be used at terminals in the PULSE network. PULSE does not have a direct relationship with these financial institutions and the other network bears the financial responsibility for transactions of those financial institutions’ cardholders and for ensuring compliance with PULSE’s operating rules.
Diners Club
Our Diners Club business maintains an acceptance network in 190 countries and territories through its relationships with over 110 licensees, which are generally financial institutions. We do not directly issue Diners Club cards to consumers, but grant our licensees the right to issue Diners Club branded cards and/or provide card acceptance services. Our licensees pay us royalties for the right to use the Diners Club brand, which is our primary source of Diners Club revenues. We also earn revenue from providing various support services to our Diners Club licensees, including processing and settlement of cross-border transactions. We also provide a centralized service center and internet services to our licensees.
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
Network Partners Business
We have agreements with a number of financial institutions, networks and commercial service providers for issuance of products or processing of payments on Discover networks. We refer to these financial institutions, networks and commercial service providers as “Network Partners.” We may earn merchant discount and acquirer assessments net of issuer fees paid, in addition to other fees, for processing transactions for Network Partners. We also leverage our payments infrastructure in other ways, such as business-to-business payment processing.
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
Credit Risk Management
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from borrower default when borrowers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from consumer lending products is generally highly diversified across millions of accounts without significant individual exposures. We manage credit risk primarily based on customer segments and product types. See “— Risk Management” for more information regarding how we define and manage our credit and other risks.
Account Acquisition (New Customers)
We acquire new credit card customers through direct mail, internet, media advertising, merchant or partner relationships, or through unsolicited individual applications. We also acquire new student loan and personal loan customers through similar channels. In all cases we have a rigorous process for screening applicants.
To identify credit-worthy prospective customers, our credit risk management and marketing teams use proprietary analytical tools to match our product offerings with customer needs. We consider the prospective customer’s financial stability, as well as ability and willingness to pay.
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
Upon approval of a customer’s application for one of our lending products, we assign a specific annual percentage rate using an analytically driven pricing framework that simultaneously provides competitive pricing for customers and seeks to maximize revenue on a risk-adjusted basis. For our credit card loans, we also assign a credit line based on risk level and expected return.
Portfolio Management (Existing Customers)
The revolving nature of our credit card loans requires that we regularly assess the credit risk exposure of such accounts. This assessment uses the individual’s Discover account performance information as well as information from credit bureaus. We utilize statistical evaluation models to support the measurement and management of credit risk. At the individual customer level, we use custom risk models together with generic industry models as an integral part of the credit decision-making process. Depending on the duration of the customer’s account, risk profile and other performance metrics, the account may be subject to a range of account management treatments, including transaction authorization limits and increases or decreases on credit limits. Our installment loans are billed according to an amortization schedule that is calculated at the time of the disbursement of the loan and at the time the loan enters repayment.
Customer Assistance
We provide our customers with a variety of tools to proactively manage their accounts, including email, text message and push reminders and a website dedicated to customer education, as further discussed under the heading “— Customer Service.” These tools are designed to limit a customer’s risk of becoming delinquent. When a customer’s account becomes delinquent or is at risk of becoming delinquent, we employ a variety of strategies to assist customers in returning to current status on their accounts.
All monthly billing statements of accounts with past due amounts include a request for payment of such amounts. Customer assistance personnel generally initiate contact with customers within 30 days after any portion of their balance becomes past due. The nature and the timing of the initial contact are determined by a review of the customer’s prior account activity and payment habits.
We reevaluate our collection efforts, and consider the implementation of other techniques, as a customer becomes increasingly delinquent. We limit our exposure to delinquencies through controls within our process for authorizing transactions and credit limits and criteria-based account suspension and revocation. In situations involving customers with financial difficulties, we may enter into arrangements to extend or otherwise change payment schedules, lower interest rates and/or waive fees to aid customers in returning to current status on their obligations to us. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Quality — Modified and Restructured Loans.”
Marketing
In addition to working with our credit risk management personnel on account acquisition and portfolio management, our marketing group provides other key functions, including product development, management of our Cashback Bonus and other rewards programs, protection product management, and brand and advertising management.
Product Development
In order to attract and retain customers and merchants, we continue to develop new programs, features and benefits and market them through a variety of channels, including television, radio, mail, telephone and digital. Marketing efforts may promote free FICO Credit Score, Freeze it, Cashback Bonus, Social Security Number Alerts, New Account Alerts, balance transfer offers and other rewards programs. Through the development of a large prospect database, use of credit bureau data and use of a customer contact strategy and management system, we continuously develop our modeling and customer engagement capabilities, which helps optimize product, pricing and channel selection.
Rewards / Cashback Bonus
Our cardmembers use several card products, all with no annual fee, that allow them to earn their rewards based on how they want to use credit, in general as set forth below.

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

•	The Discover it Miles card offers 1.5 miles for every dollar spent on purchases and an annual credit of up to $30 for in-flight Wi-Fi charges.

•
Discover it Secured card offers the same reward features as the Discover it Chrome card, as well as other benefits. Customers provide a security deposit as collateral for the credit card account. After seven months of the account opening, Discover reviews the account to determine if the security deposit can be refunded to the customer and they graduate to an unsecured line of credit.

•
Discover More card offers 5% Cashback Bonus in categories that change each quarter up to a quarterly maximum (signing up is required). Customers earn .25% Cashback Bonus on their first $3,000 on all other annual purchases and on all warehouse purchases, and 1% Cashback Bonus on purchases over $3,000.

•
Discover Business card offers 5% Cashback Bonus on the first $2,000 spent in office supply purchases, 2% Cashback Bonus on the first $2,000 spent in gas purchases each year, .25% Cashback Bonus on all other purchases up to $5,000 in annual spend and 1% Cashback Bonus on all other purchases over $5,000.

Protection Products
We currently service and maintain existing enrollments of the protection products detailed below for our credit card customers. Although new sales of these products had been suspended in recent years, we may resume offering these or similar products in the future.

•
Identity Theft Protection. The most comprehensive identity theft monitoring product includes an initial credit report, credit bureau report monitoring at the three major credit bureaus, prompt alerts to key changes to credit bureau files that help customers spot possible identity theft quickly, internet surveillance to monitor multiple credit and debit card numbers and social security numbers on suspicious websites, identity theft insurance up to $1,000,000 to cover certain out-of-pocket expenses due to identity theft, and access to knowledgeable professionals who can help resolve issues.

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

•
Wallet Protection. This product offers one-call convenience if a customer’s wallet is lost or stolen, including requesting cancellation and replacement of the customer’s credit and debit cards, monitoring the customer’s credit bureau reports at the three major credit bureaus for 180 days and alerting them to key changes to their credit files, and providing up to $100 to replace the customer’s wallet or purse.

Brand and Advertising Management
We maintain a full-service marketing department charged with delivering integrated mass and direct communications to foster customer engagement with our products and services. We also leverage strategic partnerships with sponsorship properties such as the NHL and the Big Ten Conference to help drive loan growth. Our brand team utilizes consumer insights and market intelligence to define our mass communication strategy, create multi-channel advertising messages and develop marketing partnerships with sponsorship properties. This work is performed in house as well as with a variety of external agencies and vendors.
Customer Service
Our customers have the option to manage their accounts online via Discover.com, through Discover Mobile applications, and/or contact our customer service personnel by calling 1-800-Discover. Our digital solutions offer a range of benefits, including:

•	Digital servicing channels that facilitate account management, including features such as transaction review, payments and rewards;

•	Proactive notifications via email, text messaging and in-app messaging for monitoring transaction activity and account security;

•	Access to overall credit health tools such as Credit Scorecard, Social Security Number Alerts and New Account Alerts; and

•	24/7 customer service via multiple communication channels, including messaging, email and chat.

Our student loan, personal loan, home equity and deposit product customers can utilize our online account services to manage their accounts, and to use interactive tools and calculators.
Processing Services
Our processing services cover four functional areas: card personalization/embossing, print/mail, remittance processing and document processing. Card personalization/embossing is responsible for the embossing and mailing of credit cards for new accounts, replacements and reissues. Print/mail specializes in statement and letter printing and mailing for merchants and customers. Remittance processing, currently a function outsourced to third-party vendors, handles account payments and check processing. Document processing handles hard-copy forms, including new account applications.
Fraud Prevention
We monitor our customers’ accounts to help prevent, detect, investigate and resolve fraud. Our fraud prevention processes are designed to protect the security of cards, applications and accounts in a manner consistent with our customers’ needs to easily acquire and use our products. Prevention systems monitor the authorization of application information, verification of customer identity, sales, processing of convenience and balance transfer checks, and electronic transactions.
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
Discover card accounts are assessed periodic finance charges using fixed and/or variable interest rates. Certain account balances, such as balance transfers, may accrue periodic finance charges at lower fixed rates for a specified period of time. Variable rates are indexed to the highest prime rate published in The Wall Street Journal on the last business day of the month. Periodic finance charges are calculated using the daily balance (including current transactions) method, which results in daily compounding of periodic finance charges, subject to a grace period on new purchases. The grace period provides that periodic finance charges are not imposed on new purchases, or any portion of a new purchase, that is paid by the due date on the customer’s current billing statement if the customer paid the balance on his or her previous billing statement in full by the due date on that statement. Neither cash advances nor balance transfers are subject to a grace period.
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
The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) required us to review, every six months, certain interest rates that were increased on accounts since January 1, 2009 to determine whether to reduce the interest rate based on the factors that prompted the increase or factors we currently consider in determining interest rates applicable to similar new credit card accounts. The amount of any rate decrease must be determined based upon our reasonable policies and procedures. Any reduced interest rate must be applied to the account not later than 45 days after completion of the review.
Student Loans
The terms and conditions governing student loans are set at the time the loan is accepted and generally do not change for the life of the loan. Student loans feature fixed or variable interest rates with zero origination fees, and customers can elect to make extra payments to pay their loans off faster without penalty. The loans can feature potential rewards for good grades and we also offer an optional “In-School Payment” product that requires a student to make monthly payments while in school. The standard repayment period is 15 to 20 years, depending on the type of student loan. Customers have the ability to view their account information and make payments online or by telephone and are sent monthly statements approximately 20 days prior to payment due dates.

Our student loans are assessed periodic finance charges using simple interest on a daily basis. The variable interest rate we offer is equal to a variable index (e.g., based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus a fixed margin assigned to the loan during origination. Variable interest rates may adjust quarterly if the index changes. The interest rate will never be higher than 18%, as stated in the promissory note and disclosures. Student loans may include a deferment period, during which customers are not required to make payments while enrolled in school at least half time as determined by the school. This period begins on the date the loan is first disbursed and ends six to nine months (depending on loan type) after the customer ceases to be enrolled in school at least half time. In certain circumstances, we may offer customers assistance programs including forbearance periods of up to 12 months over the life of the loan, short-term payment reductions or maturity extensions. We accrue interest when loans are in forbearance or in other payment assistance programs.
Personal Loans
The terms and conditions governing personal loans are set at the time the loan is accepted and generally do not change for the life of the loan. All personal loan accounts generally have the same billing structure and have zero origination fees. Our personal loans have fixed interest rates, terms and payments and they are assessed periodic finance charges using simple interest on a daily basis. There is no prepayment penalty for repaying any portion of a personal loan balance prior to the scheduled maturity date. Customers may be subject to other charges, including late fees when a customer has not made a minimum payment by the required due date. Customers have the ability to view their account information and make payments online or by telephone and are sent monthly statements approximately 20 days prior to payment due dates. In certain circumstances, we may offer customers temporary and permanent assistance programs, which may reduce payments, extend loan terms and/or reduce the interest rate on loan balances.
Home Equity Loans
The terms and conditions governing home equity loans are set at the time the loan is accepted and generally do not change for the life of the loan. Home equity loans are secured by a first or second lien on a customer’s home. Home equity loans are fixed-rate loans that require a monthly payment over a 10-20 year term and are assessed periodic finance charges using simple interest on a daily basis. Customers have the ability to make larger than minimum payments without being subject to a prepayment penalty. Certain third party costs may be required to be reimbursed by the customer if the loan is repaid in full within three years. Customers may also be subject to additional charges, including late fees and returned payment charges. Customers have the ability to view their account information and make payments online or by telephone and are sent monthly statements approximately 20 days prior to payment due dates. In certain circumstances, we may offer customers temporary and permanent assistance programs, which may reduce payments, extend loan terms and/or reduce the interest rate on loan balances.
Deposits
We offer four main types of deposit products directly to consumers on a national basis: certificates of deposit, Individual Retirement Arrangement certificates of deposit, savings accounts, money market accounts and checking accounts. All of these deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. Interest is compounded daily and credited to each account on a monthly basis, using the daily balance method. We do not pay interest on checking account balances and instead offer cashback rewards for certain debit card purchases. We offer a range of ownership options, including single, joint, trust and custodial. Deposit accounts are primarily funded through electronic funds transfer, check or wire transfer. Customers may service their accounts through a variety of convenient methods, including online, mobile and tablet device applications, and by telephone.
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
We maintain direct relationships with most of our large merchant accounts, which enables us to benefit from joint marketing programs and opportunities and to retain the entire discount revenue from the merchants. The terms of our direct merchant relationships are governed by merchant services agreements. These agreements are also accompanied by additional program documents that further define our network functionality and requirements, including operating regulations, technical specifications and dispute rules. To enable ongoing improvements in our network’s functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis. Discover card transaction volume was concentrated among our top 100 merchants in the year ended December 31, 2017 with our largest merchant accounting for approximately 6% of total Discover card transaction volume.
In order to increase merchant acceptance, Discover Network services the majority of its small- and mid-size merchant portfolios through third-party merchant acquirers to allow such acquirers to offer a comprehensive payments processing package to such merchants. Merchants also can apply to our merchant acquirer partners directly to accept Discover Network cards through the acquirers’ integrated payments solutions. Merchant acquirers provide merchants with consolidated servicing for Discover, Visa and MasterCard transactions, resulting in streamlined statements and customer service for merchants, and reduced costs for us. These acquirer partners also perform credit evaluations and screen applications against unacceptable business types and the Office of Foreign Asset Control Specifically Designated Nationals list.
Discover Network operates systems and processes that seek to ensure data integrity, prevent fraud and ensure compliance with our operating regulations. Our systems evaluate incoming transaction activity to identify abnormalities that require investigation and fraud mitigation. Designated Discover Network personnel are responsible for validating compliance with our operating regulations and law, including enforcing our data security standards and prohibitions against illegal or otherwise unacceptable activities. Discover Network is a founding and current member of the Payment Card Industry Security Standards Council, LLC (the “Council”), and is working to expand the adoption of the Council’s security standards globally for merchants and service providers that store, transmit or process cardholder data.
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
Competition
We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms and payment networks on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase, Capital One and Citi) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include cash rewards, conservative portfolio management and strong customer service. Competition based on cash and other rewards programs, however, has increased in recent years. Our student loan product competes for customers with Sallie Mae and Wells Fargo, as well as other lenders that offer student loans. Our personal loan product competes for customers primarily with Wells Fargo, Citi and non-traditional lenders, including financial technology firms and peer to peer lenders. Our home equity product faces competition primarily from traditional branch lending institutions like Wells Fargo, JPMorgan Chase and U.S. Bank.
Although our student and personal loan receivables have increased, our credit card receivables continue to represent a majority of our receivables. The credit card business is highly competitive. Some of our competitors offer a wider variety of financial products than we do, including automobile loans, which may currently position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors enjoy greater financial resources, diversification and scale than we do, and are therefore able to invest more in initiatives to attract and retain customers, such as advertising, targeted marketing, account acquisitions and pricing offerings in interest rates, annual fees, reward programs and low-priced balance transfer programs. In addition, some of our competitors have assets such as branch locations and co-brand relationships that may help them compete more effectively. Another competitive factor in the credit card business is the increasing use of debit cards as an alternative to credit cards for purchases.
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
In our payment services business, we compete with other networks for volume and to attract network partners to issue credit, debit and prepaid cards on the Discover, PULSE and Diners Club networks. We generally compete on the basis of customization of services and various pricing strategies, including incentives and rebates. We also compete on the basis of issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality, customer perception of service quality, brand image, reputation and market share. The Diners Club and Discover networks’ primary competitors are Visa, MasterCard and American Express, and PULSE’s network competitors include Visa’s Interlink, MasterCard’s Maestro and First Data’s STAR. American Express is a particularly strong competitor to Diners Club as both cards target international business travelers. As the payments industry continues to evolve, we are also facing increasing competition from new entrants to the market, such as online networks, telecom providers and other alternative payment providers, which leverage new technologies and a customer’s existing deposit and credit card accounts and bank relationships to create payment or other fee-based solutions.

In our direct-to-consumer deposits business, we have acquisition and servicing capabilities similar to other large direct banks, including USAA, Ally, American Express, Capital One (360), Barclays, Goldman Sachs and Synchrony. We also compete with traditional banks and credit unions that source deposits through branch locations. We seek to differentiate our deposit product offerings on the basis of brand reputation, digital experience, customer service and value.
For more information regarding the nature of and the risks we face in connection with the competitive environment for our products and services, see “Risk Factors — Strategic Business Risk.”
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
Employees
As of January 31, 2018, we employed approximately 16,500 individuals.
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
Comprehensiveness
We seek to maintain a comprehensive risk management framework for managing risk enterprise-wide, including policies, risk management processes, monitoring and testing, and reporting. Our framework is designed to be comprehensive with respect to our business units and their control and support functions, and across all risk types.
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
Independence
Our second and third lines of defense, which are comprised of risk and control functions, operate independent of the business units. The second line of defense includes our corporate risk management (“CRM”) department, which is led by our Chief Risk Officer (“CRO”), who is appointed by our Board of Directors. The CRM department sets risk management standards and policies that are consistent with the size and complexity of our business, industry practices and applicable legal and regulatory requirements. The CRO is accountable for providing our Board of Directors and executive management with an independent perspective on: the risks to which we are exposed; how well management is identifying, assessing and managing risk; and the capabilities we have in place to manage risks across the enterprise. Our internal audit department, as the third line of defense, performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across the Company. It also periodically reviews the design and operating effectiveness of our risk management program and processes, including the independence and effectiveness of our CRM function, and reports the results to our Audit Committee of the Board of the Directors (“Audit Committee”) and, where appropriate, the Risk Oversight Committee of the Board of Directors (“Risk Oversight Committee”).

Defined Risk Appetite
We operate within a risk appetite framework approved by our Board of Directors, which guides an acceptable level of risk-taking, considering desired financial returns and other objectives. To that end, limits and escalation thresholds are set consistent with the risk appetite approved by our Board of Directors.
Transparency
We seek to provide transparency of exposures and outcomes, which is core to our risk culture and operating style. We provide this risk transparency through our risk committee structure and standardized processes for escalating issues and reporting. This is accomplished at several levels within the organization, including quarterly meetings held by our Risk Committee and quarterly reports to the Risk Oversight Committee, as well as regular reporting to our Risk subcommittees commensurate with the needs of our businesses. Further, our CRO is a member of the Company’s Executive Committee.
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
Risk Oversight Committee of our Board of Directors
Our Risk Oversight Committee is responsible for overseeing our risk management policies and the operations of our enterprise-wide risk management framework and our capital planning, liquidity risk management and resolution planning activities. The Committee is responsible for (i) approving and periodically reviewing our risk management policies, (ii) overseeing the operation of our policies and procedures establishing our risk management governance, risk management procedures, and our risk-control infrastructure, (iii) overseeing the operation of processes and systems for implementing and monitoring compliance with such policies and procedures, (iv) reviewing and making recommendations to the Board of Directors, as appropriate, regarding the Company’s risk management framework, key risk management policies and the Company’s risk appetite and tolerance, (v) receiving and reviewing regular reports from our CRO on risk management deficiencies and emerging risks, the status of and changes to risk exposures, policies, procedures and practices, and the steps management has taken to monitor and control risk exposures, (vi) receiving reports on compliance with our risk appetite and limit structure and risk management policies, procedures and controls, (vii) overseeing Capital Planning, Liquidity Risk Management and Resolution Planning related activities, and (viii) sharing information, liaising and meeting in joint session with the Audit Committee (which it may do through the Chairs of the Committees) as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
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

Compensation and Leadership Development Committee of our Board of Directors
Our Compensation and Leadership Development Committee is responsible for overseeing risk management associated with the Company’s compensation practices. The Committee receives reporting regarding the Company’s compensation practices and evaluates whether these practices encourage excessive risk-taking. As a part of its reviews, the Committee considers input from our CRO and takes into account risk outcomes.
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
Our Risk Committee has formed and designated a number of committees to assist it in carrying out its responsibilities. These committees, made up of representatives from senior levels of management, escalate issues to our Risk Committee as guided by escalation thresholds. These risk management committees include the Discover Bank Credit Committee, Asset/Liability Management Committees (Discover Financial Services and Discover Bank), the Counterparty Credit Committee, the New Initiatives Committee, the Operational Risk Committee, the Capital Planning Committee, the Compliance Committee, the Information Security Executive Committee and the Human Resources Committee.
Chief Executive Officer
The Chief Executive Officer (“CEO”) is ultimately responsible for risk management within our Company. In that capacity, the CEO establishes a risk management culture throughout the Company and ensures that businesses operate in accordance with this risk culture.
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
Chief Risk Officer
As a member of the Company’s senior management team, the CRO chairs our Risk Committee. In addition, the CRO has oversight responsibility to establish the CRM function with capabilities to exercise its mandate across all risk categories. Our CRO reports directly to our Risk Oversight Committee and administratively to the CEO. Our CRO provides an independent view on the key risks to which our Company is exposed to our Risk Committee, our Audit Committee, our Risk Oversight Committee and our Board of Directors.
Corporate Risk Management
The CRM department is led by the CRO and supports business units by providing objective oversight of our risk profile to help ensure that risks are managed, aggregated and reported to our Risk Committee, our Risk Oversight

Committee and our Audit Committee. The CRM department participates in our Risk Committee and sub-committee meetings to provide an enterprise-wide perspective on risk, governance matters, policies and risk thresholds. The CRM department is comprised of operational, consumer credit, counterparty credit, and market and liquidity risk oversight functions. In addition, the CRM department has enterprise risk management, corporate compliance, third-party risk management, model risk management, enterprise threat and intelligence management and risk and insurance management frameworks to manage potential risk that might arise within these respective areas.
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
Credit Risk
Our credit risk arises from the potential that a borrower or counterparty will fail to perform on an obligation. Our credit risk includes consumer credit risk and counterparty credit risk. Consumer credit risk is primarily incurred by Discover Bank through the issuance of (i) unsecured credit including credit cards, student loans and personal loans and (ii) secured credit including secured credit cards, deposit secured loans and home equity loans. Counterparty credit risk is incurred through a number of activities including settlement, certain marketing programs, treasury and asset/liability management, network incentive programs, guarantors, vendor relationships and insurers.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk is inherent in all our businesses. Operational risk categories incorporate all of the operational loss event-type categories set forth by the BCBS, which include the following: (i) internal fraud, (ii) external fraud, (iii) employment practices and workplace safety, (iv) clients, products and business practices, (v) damage to physical assets, (vi) business disruption and system failures, and (vii) execution, delivery and process management.
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
Risk Monitoring
Our risks are monitored through an integrated monitoring framework consisting of risk appetite metrics and key risk indicators (“KRIs”). These metrics are established to monitor changes in our risk exposures and external environment. Risk appetite metrics are used to monitor the overall risk profile of the Company by setting risk boundaries and expectations through quantitative limits and qualitative expressions. We use KRIs to monitor our risk profile through direct or indirect alignment with the risk appetite limits.
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
Stress Testing
We use stress testing to better understand the range of potential risks and their impacts to which the Company is exposed. A stress testing framework is employed to provide a comprehensive, integrated and forward-looking assessment of material risks and vulnerabilities. Stress test results inform on business strategy, risk appetite setting, and decisions related to capital actions, contingency capital plans, liquidity buffer, contingency funding plans and balance sheet positioning. Our stress testing framework utilizes a risk inventory, which covers our risk exposures across our defined risk categories. The risk inventory provides a comprehensive view of our vulnerabilities capturing current and emerging risks from management’s view, granular risks relevant to business units and emerging risks associated with new initiatives.

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
Risk Appetite and Strategic Limit Structure
Risk appetite is defined as the aggregate level in the type of risks we are willing to accept or avoid in order to achieve our strategic objectives. Risk appetite expressions are consistent with the Company’s aspirations, mission statement and core values, and also serve as tools to preclude business activities that could have a negative impact on our reputation.
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
Capital Planning
Risk exposures identified through the risk identification process across risk categories and risk types are consolidated to create a comprehensive risk inventory. This inventory is leveraged by a number of processes within the Company including stress scenario design, capital planning, risk appetite setting and risk modeling. The risk inventory is reviewed and approved at least annually by the Capital Planning Committee along with the Risk Committee and sub-committees to ensure transparency and comprehensive coverage of risk exposures. Our capital planning and management framework encompasses forecasting capital levels, establishing capital targets, monitoring capital adequacy against targets, maintaining appropriate contingency capital plans and identifying strategic options to deploy excess capital.
Supervision and Regulation
General
Our operations are subject to extensive regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. As a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act, we are subject to the supervision, examination and regulation of the Federal Reserve. As a large provider of consumer financial services, we are subject to the supervision, examination and regulation of the Consumer Financial Protection Bureau (the “CFPB”).
We operate two banking subsidiaries, each of which is in the United States. Discover Bank, our main banking subsidiary, offers credit card loans, student loans, personal loans and home equity loans as well as certificates of deposit, savings and checking accounts and other types of deposit accounts. Discover Bank is chartered and regulated by the Office of the Delaware State Bank Commissioner (the “Delaware Commissioner”), and is also regulated by the

FDIC, which insures its deposits up to applicable limits and serves as the bank’s primary federal banking regulator. Our other bank, Bank of New Castle, is also chartered and regulated by the Delaware Commissioner and insured and regulated by the FDIC.
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
A financial holding company and the non-bank companies under its control are permitted to engage in activities considered financial in nature, incidental to financial activities, or complementary to financial activities, if the Federal Reserve determines that such activities pose no risk to the safety or soundness of depository institutions or the financial system in general. Being a financial holding company under the Gramm-Leach-Bliley Act requires that the depository institutions that we control meet certain criteria, including capital, management and Community Reinvestment Act requirements. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) we are required to meet certain capital and management criteria to maintain our status as a financial holding company. Failure to meet the criteria for financial holding company status results in restrictions on new financial activities or acquisitions and could require discontinuance of existing activities that are not generally permissible for bank holding companies.
Federal Reserve regulations and the Federal Deposit Insurance Act (the “FDIA”), as amended by the Dodd-Frank Act, require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations.
The Dodd-Frank Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. Bank holding companies with $50 billion or more in total consolidated assets, including Discover, are considered systemically significant under the Dodd-Frank Act and are subject to heightened prudential standards established by the Federal Reserve. Regulatory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.” See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover. Regulatory developments could also impact our strategies, the value of our assets, or otherwise adversely affect our businesses. For more information regarding the regulatory environment and developments under the Dodd-Frank Act, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” and “Risk Factors.”
Capital, Dividends and Share Repurchases
We, Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed “well-capitalized” for other regulatory purposes. We and our subsidiary banks are each required to maintain Tier 1 and total capital equal to at least 6% and 8% of our total risk-weighted assets, respectively. We and our subsidiary banks are also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 4% and a common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%. Further, under the Federal Reserve’s annual capital plan requirements, Discover Financial Services is required to demonstrate that under stress scenarios we will maintain each of the minimum capital ratios on a pro-forma basis throughout the nine quarter planning horizon.
In addition to the supervisory minimum levels of capital described above, Federal Reserve rules applicable to Discover Financial Services require maintenance of the following minimum capital ratios to be considered “well-capitalized” for certain purposes under Regulation Y (12 CFR 225): (i) a Tier 1 risk-based capital ratio of 6% and (ii) a total risk-based capital ratio of 10%. Our banking subsidiaries are required by the FDIC’s Prompt Corrective Action rules to maintain the following minimum capital ratios to be considered “well-capitalized”: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. At December 31, 2017, Discover Financial Services met all requirements to be deemed “well-capitalized” pursuant to the applicable regulations. For related information regarding our bank subsidiaries see “— FDIA” below.
There are various federal and state law limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, affiliate transaction limits and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as our banking subsidiaries, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. For more information, see “— FDIA” below.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over the nine-quarter planning horizon. We submitted our annual capital plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) program and received notice in June 2017 that the Federal Reserve does not object to our proposed capital plan, including planned quarterly capital distributions through June 30, 2018. In April 2018, we will be submitting our annual capital plan to the Federal Reserve under the Federal Reserve’s CCAR program, which includes planned dividends and share repurchases over the nine quarter planning horizon. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, is subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan. When evaluating a firm’s capital plan, the Federal Reserve considers factors such as the firm’s projected capital ratios under a hypothetical scenario of severe economic and financial market stress. In addition, Discover Financial Services is required to publish company-run stress tests results twice each year in accordance with Federal Reserve rules and Discover Bank is required to publish company-run stress test results under FDIC rules.
For more information, including additional conditions and limits on our ability to pay dividends and repurchase our stock, see “Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock” and “— We are a holding company and depend on payments from our subsidiaries,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” and Note 17: Capital Adequacy to our consolidated financial statements.
FDIA
The FDIA imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2017, Discover Bank and Bank of New Castle met all applicable requirements to be deemed “well-capitalized.”
The FDIA also prohibits any depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. For a capital restoration plan to be acceptable, among other things, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan.
If a depository institution fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Each of our banking subsidiaries may also be held liable by the FDIC for any loss incurred, or reasonably expected to be incurred, due to the default of the other U.S. banking subsidiary and for any assistance provided by the FDIC to the other U.S. banking subsidiary that is in danger of default.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is less than “well-capitalized” is generally prohibited from paying an interest rate on deposits in excess of 75 basis points over the national market average. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” As of December 31, 2017, Discover Bank and Bank of New Castle each met the FDIC’s definition of a “well-capitalized” institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
The FDIA also affords FDIC insured depository institutions, such as Discover Bank and Bank of New Castle, the ability to “export” interest rates permitted under the laws of the state where the bank is located. Discover Bank and Bank of New Castle are both located in Delaware and, therefore, charge interest on loans to out-of-state borrowers at rates permitted under Delaware law, regardless of the usury limitations imposed by the state laws of the borrower’s residence. Delaware law does not limit the amount of interest that may be charged on loans of the type offered by Discover Bank or Bank of New Castle. This flexibility facilitates the current nationwide lending activities of Discover Bank and Bank of New Castle.
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
Acquisitions and Investments
Since we are a bank holding company, and Discover Bank and Bank of New Castle are insured depository institutions, we are subject to banking laws and regulations that limit the types of acquisitions and investments that we can make. In addition, certain permitted acquisitions and investments that we seek to make are subject to the prior review and approval of our banking regulators, including the Federal Reserve and FDIC. Our banking regulators have broad discretion on whether to approve proposed acquisitions and investments. In deciding whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, and our future prospects, including current and projected capital ratios and levels; the competence, experience, and integrity of our management and our record of compliance with laws and regulations; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering. Therefore, results of supervisory activities of the banking regulators, including examination results and ratings, can impact whether regulators approve proposed acquisitions and investments. Supervisory action related to anti-money laundering and related laws and regulations will limit for a period of time our ability to enter into certain types of acquisitions and make certain types of investments. For more information on recent matters affecting Discover, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements. For information on the challenging regulatory environment, see “Risk Factors.”
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

Consumer Financial Services
The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the CARD Act and the Dodd-Frank Act. These and other federal laws, among other things, prohibit unfair, deceptive and abusive trade practices, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations, restrict our ability to raise interest rates, and subject us to substantial regulatory oversight. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services.”
State and, in some cases, local laws also may regulate in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections. Moreover, our U.S. subsidiaries are subject to the Servicemembers Civil Relief Act (the “SCRA”) as well as the Military Lending Act (the “MLA”), which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The SCRA applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability. The MLA applies to several of our financial products, including credit cards, private student loans and personal loans. Among other requirements, it imposes an interest rate cap for loans made to active duty servicemembers and their dependents, requires additional disclosures, and prohibits Discover from requiring MLA protected consumers to submit disputes to arbitration. The requirements of the SCRA and the MLA apply to our student loan and personal loan products as of October 3, 2016 and to our credit card products as of October 3, 2017.

Violations of applicable consumer protection laws can result in significant potential liability in litigation by customers, including civil monetary penalties, actual damages, restitution and attorneys’ fees. Federal banking regulators, as well as state attorneys general and other state and local consumer protection agencies, also may seek to enforce consumer protection requirements and obtain these and other remedies. Further violations may cause federal banking regulators to deny, or delay approval of, potential acquisitions and investments. See “— Acquisitions and Investments.”
We are subject to additional laws and regulations affecting mortgage lenders. Federal, state and, in some instances, local laws apply to mortgage lending activities. These laws generally regulate the manner in which mortgage lending and lending-related activities are conducted, including advertising and other consumer disclosures, payments for services and recordkeeping requirements. These laws include the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and various state laws. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services.”
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
The Dodd-Frank Act contains several provisions that are relevant to the business practices, network transaction volume, revenue and prospects for future growth of PULSE, our debit card network business. The Dodd-Frank Act requires that merchants control the routing of debit transactions, and that interchange fees received by certain payment card issuers on debit card transactions be “reasonable and proportional” to the issuer’s cost in connection with such transactions, as determined by the Federal Reserve. The Dodd-Frank Act also requires the Federal Reserve to restrict debit card networks and issuers from requiring debit card transactions to be processed solely on a single payment network or two or more affiliated networks, or from requiring that transactions be routed over certain networks. For information regarding related impacts on our debit card business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Payment Networks.”
Money Laundering & Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to comply with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures, training and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by a compliance officer and undergoes an annual independent audit to assess its effectiveness. Our program is typically reviewed on an annual basis by federal banking regulators. In May 2015, Discover Financial Services entered into a written agreement with the Federal Reserve Bank of Chicago to resolve matters related to the Federal Reserve’s examination of Discover Financial Services’ anti-money laundering and related compliance programs. Discover Financial Services agreed to, among other things, enhance its anti-money laundering and related compliance programs. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.”
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

Executive Officers of the Registrant
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

David W. Nelms	57	Chairman and Chief Executive Officer

Roger C. Hochschild	53	President and Chief Operating Officer

R. Mark Graf	53	Executive Vice President, Chief Financial Officer

Kathryn McNamara Corley	58	Executive Vice President, General Counsel and Secretary

Brian D. Hughes	50	Executive Vice President, Chief Risk Officer

Julie A. Loeger	54	Executive Vice President, Chief Marketing Officer

Carlos M. Minetti	55	Executive Vice President, President of Consumer Banking

Diane E. Offereins	60	Executive Vice President, President - Payment Services

Glenn P. Schneider	56	Executive Vice President and Chief Information Officer

Daniel P. Capozzi	46	Senior Vice President, Credit and Decision Management

R. Douglas Rose	49	Senior Vice President and Chief Human Resources Officer

David W. Nelms is our Chairman and Chief Executive Officer. He has held the role of Chief Executive Officer since February 2004 and assumed the role of Chairman in January 2009. Mr. Nelms served as President and Chief Operating Officer from 1998 to 2004. Prior to joining us, Mr. Nelms worked at MBNA America Bank from 1991 to 1998, most recently as Vice Chairman. Mr. Nelms holds a Bachelor’s degree in Mechanical Engineering from the University of Florida and an M.B.A. from Harvard Business School.
Roger C. Hochschild is our President and Chief Operating Officer. He has held this role since March 2004. Mr. Hochschild was Executive Vice President, Chief Administrative and Strategic Officer (2001 to 2004) and Executive Vice President, Chief Marketing Officer - Discover (1998 to 2001) of our former parent company Morgan Stanley. Mr. Hochschild holds a Bachelor’s degree in Economics from Georgetown University and an M.B.A. from the Amos Tuck School at Dartmouth College.
R. Mark Graf is our Executive Vice President, Chief Financial Officer. He has held this role since April 2011. In his role, he is also responsible for the Comprehensive Capital Analysis and Review and Resolution Planning program offices. He was also Chief Accounting Officer until December 2012. Prior to joining us, Mr. Graf was an investment advisor with Aquiline Capital Partners, a private equity firm specializing in investments in the financial services industry. From 2006 to 2008, Mr. Graf was a partner at Barrett Ellman Stoddard Capital. Mr. Graf was Executive Vice President and Chief Financial Officer for Fifth Third Bank from 2004 to 2006, after having served as its Treasurer from 2001 to 2004. He holds a Bachelor’s degree in Economics from the Wharton School of the University of Pennsylvania.
Kathryn McNamara Corley is our Executive Vice President, General Counsel and Secretary. She has held this role since February 2008. Previously, she served as Senior Vice President, General Counsel and Secretary (1999 to 2008). Prior to becoming General Counsel, Ms. Corley was Managing Director for our former parent company Morgan Stanley’s global government and regulatory relations. Ms. Corley holds a Bachelor’s degree in Political Science from the University of Southern California and a J.D. from Antonin Scalia Law School at George Mason University.
Brian D. Hughes is our Executive Vice President, Chief Risk Officer. He has held this role since December 2016 and been Chief Risk Officer since May 2016. Mr. Hughes is responsible for Corporate Risk Management, Model Risk Management, Enterprise Security and Intelligence Management, and Compliance, including the AML/BSA compliance program. Mr. Hughes joined Discover in 2012 as Senior Vice President and held leadership positions in Credit Risk Management, Deposit Products and Cardmember Marketing. Prior to joining us, Mr. Hughes held leadership roles at HSBC North America (2004-2012) and Booz & Co. (1993-2004). He holds a Bachelor’s degree in Electrical Engineering from the University of Illinois and an M.B.A. from the Booth School of Business at The University of Chicago.

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
Carlos M. Minetti is our Executive Vice President, President of Consumer Banking. He has held this role since February 2014. Previously, he served as Executive Vice President, President - Consumer Banking and Operations (2010 to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2007 to 2010), and Executive Vice President for Cardmember Services, and Chief Risk Officer (2001 to 2007). Prior to joining us, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor’s degree in Industrial Engineering from Texas A & M University and an M.B.A. from the Booth School of Business at The University of Chicago.
Diane E. Offereins is our Executive Vice President, President - Payment Services. She has held this role since April 2010. Previously, she served as Executive Vice President, Payment Services (2008 to 2010) and Executive Vice President and Chief Technology Officer (1998 to 2008). In 2006, she assumed leadership of the PULSE network. Prior to joining us, Ms. Offereins worked at MBNA America Bank from 1993 to 1998, most recently as Senior Executive Vice President. Ms. Offereins holds a Bachelor’s degree in Accounting from Loyola University New Orleans.
Glenn P. Schneider is our Executive Vice President and Chief Information Officer. He has held this role since January 2015. Previously, he served as Senior Vice President and Chief Information Officer (2008 to 2015), Senior Vice President, Application Development (2003 to 2008), and Vice President, Marketing Applications (1998 to 2003). Prior to joining us in 1993, Mr. Schneider worked for Kemper Financial Services as a Programmer. He holds a Bachelor’s degree in Economics/Computer Science with a minor in Statistics from Northern Illinois University.
Daniel P. Capozzi is our Senior Vice President, Credit and Decision Management. He has held this role since June 2017 and is responsible for Credit Risk Management, Loss Forecasting, Analytics, Decision Science and related functions. Since joining Discover in 2007, Mr. Capozzi has held leadership positions in the Deposits business and Corporate Finance. Prior to joining Discover, he held various leadership positions in Finance at Citi and Bank of America. Mr. Capozzi holds a Bachelor’s degree in Business Administration from Northeastern University.
R. Douglas Rose is our Senior Vice President and Chief Human Resources Officer. He has held this role since April 2013. Prior to joining us, he served as Vice President, Human Resources at United Airlines from 2009 to 2013. He was also Senior Vice President, Human Resources at Capital One and a Human Resources consultant for Hewitt Associates. Mr. Rose holds a Bachelor’s degree in Communications from the University of Pennsylvania and a Master’s degree from the University of Michigan.

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
As a provider of consumer financial services, our business, results of operations and financial condition are subject to the United States and global economic environment. While the economy appears to be strong, we are experiencing the normalization of delinquency and charge-off rates as we exit a period of historic lows in these rates and enter a period where the market is moving toward historic trends as the supply of consumer credit grows. A customer’s ability and willingness to repay us can be negatively impacted by not only economic conditions but also a customer’s other payment obligations.

Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $7.9 billion for the year ended December 31, 2017, which was 80% of net revenues (defined as net interest income plus other income), compared to $7.2 billion for the year ended December 31, 2016, which was 79% of net revenues. Economic conditions combined with a competitive marketplace could result in slow loan growth, resulting in reduced revenue from our core direct banking business.
Financial regulatory developments have and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition.
The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act regulates financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Federal banking regulators have issued and may continue to propose new regulations and supervisory guidance under the Dodd-Frank Act and otherwise, and have increased their examination and enforcement activities in prior years. Regulators may continue addressing concerns through public enforcement actions against financial institutions or non-public supervisory actions or findings.

While the President, the current congressional majorities in the U.S. Senate and House of Representatives and regulatory agency leadership support reducing the regulatory burden on large financial institutions, including Discover, the prospects for significant modifications remain uncertain. Additionally, it is possible that regulatory reform measures may disproportionately benefit our competitors or not benefit Discover at all because of our size, structure, or product offerings, among other things.

The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including the supervisory priorities and actions of the Federal Reserve, the FDIC and the CFPB, the actions of our competitors and other marketplace participants, and the behavior of consumers. Regulatory developments, findings and ratings have and could continue to negatively impact our business strategies or require us to: limit, exit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For example, the Federal Reserve and the FDIC enforcement actions related to our anti-money laundering program have caused us to change our processes and incur significant expenses. For additional information regarding bank regulatory limitations on acquisitions and investments, see “Business — Supervision and Regulation — Acquisitions and Investments.” See also Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover. Regulatory developments could also impact our strategies, the value of our assets, or otherwise adversely affect our businesses.

Compliance expectations and expenditures have increased significantly for Discover and other financial services firms, and could continue to increase as regulators remain focused on controls and operational processes and we introduce new products or features or enter into new business arrangements. We may face additional compliance and regulatory risk to the extent that we enter into new business arrangements with third-party service providers, alternative payment providers or other industry participants. The additional expense, time and resources needed to comply with ongoing or additional regulatory requirements may adversely impact our business and results of operations.

For more information regarding the regulatory environment and developments potentially impacting Discover, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.”
Strategic Business Risk
We face competition in the credit card market from other consumer financial services providers, and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms, on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing, e-wallet participation and other terms. Competition in credit cards is also based on merchant acceptance and the value provided to the customer by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and, in some cases, could be viewed as more attractive to customers than our programs. These competitive factors affect our ability to attract and retain customers, increase usage of our products and maximize the revenue generated by our products. In addition, because most domestically-issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. The competitive marketplace could result in slower loan growth, resulting in reduced revenue from our core direct banking business. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors’ actions, our financial condition, cash flows and results of operations could be materially adversely affected.
We incur considerable cost in competing with other consumer financial services providers, and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results.
We incur considerable cost in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of this cost relates to marketing expenditures and rewards programs. Since 2013 our rewards rate, which represents rewards cost divided by Discover Card sales volume, has increased from less than 1% to 1.24% in 2017. We expect the competitive intensity in the rewards space to continue, which could result in a continued increase in the rewards rate. Our consumer financial services products compete primarily on the basis of pricing, terms and service. Because of the highly competitive nature of the credit card-issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card.
Competition is intense in the credit card industry, and customers may frequently switch credit cards or transfer their balances to another card. We expect to continue to invest in initiatives to remain competitive in the consumer financial services industry, including the launch of new cards and features, brand awareness initiatives, targeted marketing, online and mobile enhancements, e-wallet participation, customer service improvements, credit risk management and operations enhancements, and infrastructure efficiencies. There can be no assurance that any of the cost we incur or incentives we offer to attempt to acquire and maintain accounts and increase usage of our products will be effective. In addition, to the extent that we offer new products, features or services to remain competitive, we may be subject to increased operational or other risks.

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
Our cost directly affects our earnings results. Many factors can influence the amount of our cost, as well as how quickly it may increase. Our ongoing investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses, and establish scalable operations, increase our cost. In addition, as our business develops, changes or expands, additional cost can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the acquisition of new businesses. If we are unable to successfully manage our cost, our financial results will be negatively affected.
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
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract network partners and our ability to maintain or grow revenues from our proprietary network. In addition, competitors’ settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. In response to the Dodd-Frank Act, competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies have adversely affected and are expected to continue to adversely affect our PULSE network’s business practices, network transaction volume, revenue and prospects for future growth, and entry into new product markets. Visa has entered into arrangements with some merchants and acquirers that has, and is expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act’s network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s business practices and may materially adversely affect its network transaction volume and revenue. PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns, which will significantly impact expenses for the payment services segment. PULSE’s transaction processing revenue was $167 million and $155 million for the years ended December 31, 2017 and 2016, respectively.

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
In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to retain and attract network partners and maintain or increase the revenues generated by our proprietary card-issuing business or our PULSE business may be materially adversely affected. Additionally, competitors may develop data security solutions which, as a consequence of the competitors’ market power, we may be forced to use. In which case, our business may be adversely affected as they may be better positioned to absorb the development costs over higher volumes or a larger customer base.
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
Our private student loan portfolio has grown from $1.0 billion at November 30, 2010 to $9.2 billion at December 31, 2017. The long-term success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations and expenses of our student loan portfolio, as well as grow student loan originations. Our student loan strategy is also impacted by external factors such as the overall economic environment, a competitive marketplace and a challenging regulatory environment for private student loans and student loans generally. For more information on the regulatory environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services” and Note 19: Litigation and Regulatory Matters to our consolidated financial statements. Economic weakness, government and regulatory focus on higher education costs, student lending and student loan servicing, as well as competitive factors, such as the need to offer fixed interest rates and competition from non-traditional lenders such as financial technology firms, may present challenges to managing and growing our private student loan business in the future, and could cause us to restructure our private student loan products in ways that we may not currently anticipate. In addition, changes that adversely affect the private student loan market generally may negatively impact the profitability and growth of our student loan portfolio.
Acquisitions or strategic investments that we pursue may not be successful and could disrupt our business, harm our financial condition or reduce our earnings.
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, portfolios of loans or technologies in the future. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us. We generally must receive federal regulatory approvals before we can acquire a bank, bank holding company, deposits or certain assets or businesses. For additional information regarding bank regulatory limitations on acquisitions and investments, see “Business — Supervision and Regulation — Acquisitions and Investments.”
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
Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict. At December 31, 2017 and 2016, $987 million, or 1.17%, and $813 million, or 1.05%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). While the economy appears to be strong, we are experiencing the normalization of delinquency and charge-off rates as we exit a period of historic lows in these rates and enter a period where the market is moving toward historic trends as the supply of consumer credit grows. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our allowance for loan losses will be sufficient to cover actual losses.
A customer’s ability and willingness to repay us can be negatively impacted by increases in their payment obligations to other lenders and by restricted availability of credit to consumers generally. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. In addition, we may fail to quickly identify customers who are likely to default on their payment obligations and reduce our exposure by closing credit lines and restricting authorizations, which could adversely impact our financial condition and results of operations. Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, as well as inadequate collections staffing, techniques and models.
We continue to expand our marketing of our non-credit card consumer lending products. A customer’s ability and willingness to repay personal loans, private student loans and home equity loans may be more significantly impacted than other consumer loans by other debts or increases in their payment obligations to other lenders and by restricted availability of credit to consumers generally. There can be no assurance that we will be able to grow these products in accordance with our strategies, manage our credit and other risks associated with these products, or generate sufficient revenue to cover our expenses in these markets. Our failure to manage our credit and other risks may materially adversely affect our profitability and our ability to grow these products, limiting our ability to further diversify our business.
Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially adversely impact our business operations and overall financial condition.
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits, and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $13.6 billion as of December 31, 2017, compared to $12.6 billion as of December 31, 2016. Our total contingent liquidity sources amounted to $48.7 billion as of December 31, 2017, compared to $42.8 billion as of December 31, 2016. As of December 31, 2017, our total contingent liquidity sources consisted of $13.6 billion in our liquidity portfolio, $29.2 billion in incremental Federal Reserve discount window capacity, and $6.0 billion of undrawn capacity in private securitizations.
In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements, and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the volatility experienced in the capital and credit markets during the financial crisis of 2007, may limit our ability to repay or replace maturing liabilities in a timely manner. As such, we may be forced to delay raising funding or be forced to issue or raise funding at undesirable terms and/or costs, which could decrease profitability and significantly reduce financial flexibility. Regulations such as the liquidity coverage ratio, which requires firms to hold a minimum level of high-quality assets, may increase the cost of funding and impact funding availability and are described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.
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
We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $39.4 billion in deposits acquired directly or through affinity relationships and $19.4 billion in deposits originated through securities brokerage firms as of December 31, 2017, compared to $36.0 billion and $16.0 billion, respectively, as of December 31, 2016. Competition from other financial services firms that use deposit funding, the rates and services we offer on our deposit products, and our ability to maintain a high level of customer experience may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, such as: perceptions about our financial strength or quality of deposit servicing or online banking generally, which could reduce the number of consumers choosing to place deposits with us; third parties continuing or entering into affinity relationships with us; disruptions in technology services or the internet, generally; or third-party securities brokerage firms continuing to offer our deposit products.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The FDIA in certain circumstances prohibits insured banks, such as our subsidiary Discover Bank, from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 17: Capital Adequacy to our consolidated financial statements for more information. While Discover Bank met the FDIC’s definition of “well-capitalized” as of December 31, 2017, and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as a significant source of funding as well as for contingent liquidity. Our average level of credit card securitized borrowings from third parties was $16.1 billion and $15.8 billion for the years ended December 31, 2017 and 2016, respectively. There can be no assurance that there will not be future disruptions in the credit card securitization market similar to those experienced during the financial crisis. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to maintain the ratings of asset-backed securities issued by our trusts, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we may securitize our credit card receivables in the future include the overall credit quality of our receivables, the costs of securitizing our receivables, the demand for credit card asset-backed securities, and the legal, regulatory, accounting and tax requirements governing securitization transactions and asset-backed securities, generally. For example, the implementation of the Basel Committee on Banking Supervision’s revised securitization framework for banks by the member countries by the beginning of 2019 could negatively impact the pricing and/or volume of our asset-backed securities issuances. A prolonged inability to securitize our credit card receivables, or an increase in the costs of such issuances, may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
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

Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest, and we are not able to increase the rate on those loans to offset any higher cost of funds, which could materially reduce earnings. At the same time, our variable rate loan receivables, which are based on the prime rate, may not change at the same rate as our floating-rate borrowings or may be subject to a cap, subjecting us to basis risk. The majority of our floating-rate borrowings and interest rate derivatives are generally based on the one-month LIBOR rate. If the one-month LIBOR rate were to increase without a corresponding increase in the prime rate, our earnings would be negatively impacted. Additionally, on July 27, 2017 the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain LIBOR after 2021. Potential replacements for LIBOR appear to be emerging; however, the transition process is still in its infancy and the outcome is still uncertain. While the majority of our existing certificates of deposit bear interest at fixed rates that do not fluctuate with market benchmarks, we have used derivative instruments to hedge the fixed rates associated with some of these certificates of deposit. However, the costs of new deposits fluctuate with interest rates. Moreover, although certificates of deposit we issue directly to consumers are subject to early withdrawal penalties, these penalties may not fully mitigate early withdrawal behavior in a rising interest rate environment.
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
We continually monitor interest rates and have a number of tools, including the composition of our investments, liability terms and interest rate derivatives, to manage our interest rate risk exposure. Changes in market assumptions regarding future interest rates could significantly impact our interest rate risk strategy, our financial position and results of operations. If our interest rate risk management strategies are not appropriately monitored or executed, these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition. For information related to interest rate risk sensitivities, see “Quantitative and Qualitative Disclosures About Market Risk.”
We may be limited in our ability to pay dividends on and repurchase our stock.
In the year ended December 31, 2017, we increased our quarterly common stock dividend to $0.35 per share and repurchased approximately 8% of our outstanding common stock under our share repurchase program. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon the Federal Reserve’s non-objection to our annual capital plan, and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases.” Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period, no dividend may be declared or paid on or set aside for payment on our common stock. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
We are a holding company and depend on payments from our subsidiaries.
Discover Financial Services, our parent holding company, depends on dividends, distributions and other payments from its subsidiaries, particularly Discover Bank, to fund dividend payments, share repurchases, payments on its obligations, including debt obligations, and to provide funding and capital as needed to its operating subsidiaries. Banking laws and regulations and our banking regulators may limit or prohibit our transfer of funds freely, either to or from our subsidiaries, at any time. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations or otherwise achieve strategic objectives. For more information, see “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases.”

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
Our direct banking and network operations rely heavily on the secure processing, storage and transmission of confidential or sensitive information about us, our customers and third parties with which we do business. Information security risks for financial institutions have increased and continue to increase in part because of the proliferation of new technologies, the use of the internet, mobile and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, activists, hackers, terrorist organizations, nation state actors and other external parties. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems (including third parties) to disclose confidential or sensitive information in order to gain access to our data or that of our customers.
Our technologies, systems, networks and software, those of other financial institutions and other firms that handle or maintain confidential or sensitive information (including customer information), have been, and are likely to continue to be, the target of increasingly frequent cyber-attacks, malicious code, computer viruses, denial of service attacks, phishing and social engineering, other remote access attacks, and physical attacks that could result in unauthorized access, misuse, loss, unavailability or destruction of data (including confidential customer information), account takeovers, identity theft and fraud, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from technological failure or otherwise.
Despite our efforts to ensure the integrity of our systems through our information security and business continuity programs, we may not be able to anticipate or to implement effective preventive measures against all known and unknown security threats or breaches or events of these types, especially because the techniques used change frequently and are becoming increasingly more sophisticated or are not recognized until launched or vulnerabilities in software or hardware are unknown or are unable to be entirely addressed even after becoming known, and because:

•	Security attacks can originate from a wide variety of sources and geographic locations and may be undetected for a period of time.

•
We rely on many third-party service providers and network participants, including merchants, and, as such, a security breach or cyber-attack affecting one of these third parties could impact us. For example, the financial services industry continues to see attacks against the environments where personal and identifiable information is handled. For additional information see the risk factor “— We rely on third parties to deliver services. If we face difficulties managing our relationships with third-party service providers, our revenue or results of operations could be materially adversely affected.”

•	To access our products and services, our customers may use computers and mobile devices that are beyond our security control systems.
We are subject to increasingly more risk related to security systems as we increase acceptance of the Discover card internationally, expand our suite of online direct banking products, enhance our mobile payment technologies, acquire new or outsource some of our business operations, expand our internal usage of web-based products and applications, and otherwise attempt to keep pace with rapid technological changes in the financial services industry. Our efforts to mitigate this risk increase our expenses. While we continue to invest in our information security defenses (including cybersecurity defenses), if our security systems or those of third parties are penetrated or circumvented such that the confidentiality, integrity or availability of information about us, our customers, transactions processed on our networks or third parties with which we do business is compromised, we could be subject to significant liability that may not be covered by insurance, including significant legal and financial exposure, actions by our regulators, damage to our reputation, or a loss of confidence in the security of our systems, products and services that could materially adversely affect our business. For additional information on risks in this area, see the risk factors below regarding fraudulent activity, the introduction of new products and services, the use of third parties for outsourcing, technology generally, and laws and regulations addressing consumer privacy and data use and security.
If we cannot remain organizationally effective, we will be unable to address the opportunities and challenges presented by our strategy and the increasingly dynamic and competitive economic and regulatory environment.
To remain organizationally effective, we must effectively empower, integrate and deploy our management and operational resources and incorporate global and local business, regulatory and consumer perspectives into our decisions and processes. In order to execute on our objective to be the leading direct bank and payments partner, we must develop and implement innovative and efficient technology solutions and marketing initiatives while effectively managing legal, regulatory, compliance, security, operational and other risks as well as expenses. Examples include the implementation of a broader rollout of our checking product and a structure for a more competitive global network business. If we fail to develop and implement these solutions, we may be unable to expand quickly and the results of our expansion may be unsatisfactory. In addition, if we are unable to make decisions quickly, assess our opportunities and risks, execute our strategy, and implement new governance, managerial and organizational processes as needed in this increasingly dynamic and competitive economic and regulatory environment, our financial condition, results of operations, relationships with our business partners, banking regulators, customers and shareholders, and ultimately our prospects for achieving our long-term strategies, may be negatively impacted.
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
Discover card transaction volume was concentrated among our top 100 merchants in 2017, with our largest merchant accounting for approximately 6% of that transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2017, with our largest merchant accounting for approximately 18% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand, and could cause customer attrition. In addition, some of our merchants, primarily our remaining small- and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
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
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to increase for the financial services industry in general. We incurred fraud losses and other charges of $89 million and $98 million for the years ended December 31, 2017 and 2016, respectively. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our resources, customer authentication methods and fraud prevention tools may be insufficient to accurately predict or prevent fraud. Additionally, our risk of fraud continues to increase as third parties that handle confidential consumer information suffer security breaches, acceptance of the Discover card grows internationally and we expand our direct banking business and introduce new products and features. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our deposit accounts, cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.
The financial services and payment services industries are rapidly evolving, and we may be unsuccessful in introducing new products or services on a large scale in response to these changes.
Technological changes continue to significantly impact the financial services and payment services industries, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic wallets, mobile commerce, data analytics, machine learning and artificial intelligence, among others. For example, we may be unsuccessful in deploying new technologies to strengthen our credit underwriting capabilities, marketing efforts, enhance customer service, drive efficiencies in back-office functions or reduce fraud. The increasingly competitive mobile, e-wallet and tokenization spaces are expected to continue to bring risks and opportunities in 2018 to both our card-issuing and payments businesses.
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
Difficulties or delays in the development, production, testing and marketing of new products or services may be caused by a number of factors including, among other things, operational, capital and regulatory constraints. The occurrence of such difficulties may affect the success of our products or services, and developing unsuccessful products and services could result in financial losses as well as decreased capital availability. In addition, the new products and services offered may not be attractive to consumers, merchants or financial institution customers. Also, success of a new product or service may depend upon our ability to deliver it on a large scale, which may require a significant capital investment that we may not be in a position to make. If we are unable to successfully introduce and maintain new income-generating products and services while also managing our expenses, it may impact our ability to compete effectively and materially adversely affect our business and earnings.
We rely on third parties to deliver services. If we face difficulties managing our relationships with third-party service providers, our revenue or results of operations could be materially adversely affected.
We depend on third-party service providers for many aspects of the operation of our business. For example, we depend on third parties for software and systems development, the timely transmission of information across our data transportation network, and for other telecommunications, processing, remittance, technology-related and other services in connection with our direct banking and payment services businesses. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels, security requirements or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers, or subjecting us to litigation and regulatory risk for poor vendor oversight. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could have a materially adverse affect on our reputation, revenues and/or our results of operations.
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
As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. For the years ended December 31, 2017 and 2016 losses related to merchant chargebacks were not material.
Our success is dependent, in part, upon our executive officers and other key employees. If we are unable to recruit, retain and motivate key officers and employees to manage our business well, our business could be materially adversely affected.
Our success depends, in large part, on our ability to recruit, retain and motivate key officers and employees to manage our business. Our senior management team has significant industry experience and would be difficult to replace. We believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel or it may be expensive to do so. We may be subject to restrictions under future legislation or regulation limiting executive compensation. For example, the federal banking agencies have previously issued proposed rulemaking on incentive compensation practices for certain employees at banking organizations, including executives, and may issue additional rules relating to such activities in the future. These requirements could negatively impact our ability to compete with other companies in attracting, hiring and retaining key personnel and offer incentives that motivate our key personnel to perform and may require us to extensively restructure certain of our existing incentive compensation practices. If we are unable to recruit, retain and motivate key personnel to manage our business well, our business could be materially adversely affected.
Damage to our reputation could damage our business.
In recent years, financial services companies have experienced increased reputational risk as consumers protest and regulators scrutinize business and compliance practices of such companies. Maintaining a positive reputation is critical to attracting and retaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, a breach of our or our service providers’ cybersecurity defenses, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, and the activities of customers, business partners and counterparties. Social media also can cause harm to our reputation. By its very nature, social media can reach a wide audience in a very short amount of time, which presents unique corporate communications challenges. Negative or ‘wrong’ type of publicity generated through unexpected social media coverage can damage Discover’s reputation and brand. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects.
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
We must comply with an array of banking, consumer lending and payment services laws and regulations in all of the jurisdictions in which we operate as described more fully in “Business — Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” Regulatory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “Business — Supervision and Regulation — Acquisitions and Investments.” See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover and the second risk factor in this section regarding the regulatory environment for the businesses in which we engage.
In addition, we are subject to inquiries and enforcement actions from state attorney general offices and regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. We also are subject to the requirements of entities that set and interpret the accounting standards (such as the FASB, the SEC, banking regulators and our independent registered public accounting firm) who may add new requirements or change their interpretations on how standards should be applied. A specific example of this is the proposed accounting standards update related to estimation of loan loss reserves. In June 2016, the FASB issued new guidance that will require lenders to adopt the current expected credit loss (“CECL”) approach to evaluate impairment of loans and financial instruments. The CECL approach requires evaluation of credit impairment based on an estimate of life of loan losses whereas rules currently in effect require utilization of incurred losses. The Company is required to put the CECL standard in place for the 2020 fiscal year. See Note 1: Background and Basis of Presentation — Recently Issued Accounting Pronouncements to our consolidated financial statements for more information on the new standard and its potential impact on our financial condition and results of operations. This and other guidance not yet issued could potentially materially impact how we record and report our financial condition and results of operations, and could have an impact on regulatory capital.
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
Legislative, regulatory and tax code changes could impact the profitability of our business activities, alter consumer behavior in ways we did not anticipate, require us to limit or change our business practices or our product offerings, or expose us to additional costs (including increased compliance costs). For example, the Tax Cuts and Jobs Act (“TCJA”) signed into law on December 22, 2017 contains broad and sweeping changes to the U.S. tax code that may affect our business activities and our results of operations in ways we may not currently anticipate. Certain variables, including potential technical corrections and anticipated activity undertaken by the Internal Revenue Service to issue administrative guidance on the implementation of the TCJA could affect our business, how we compensate employees, and incentives we offer our customers in the future. Additionally, the elimination of net operating loss carrybacks in the TCJA could have a negative impact on regulatory capital calculations in times of extreme economic stress. Significant changes in laws and regulations may have a more adverse effect on our results of operations than on the results of our competitors.

Current and proposed laws and regulations addressing consumer privacy and data use and security could affect the competitiveness of our products and increase our costs.
Legal or regulatory pronouncements relating to consumer privacy, data use and security affect our business. We are subject to a number of laws concerning consumer privacy and data use and security. Due to recent consumer data compromise events in the United States, which resulted in unauthorized access to millions of customers’ data, these areas continue to be a focus of the executive administration, Congress, state legislators and attorneys general and other regulators. Developments in this area, such as new laws, regulations, regulatory guidance, litigation or enforcement actions, could result in new or different requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. See the discussion on recent security developments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” for more information. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information or the failure to provide timely notification of a disclosure, could result in litigation, fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.
Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses.
Businesses in the consumer banking and payment services industries have historically been subject to significant legal actions, including class action lawsuits and commercial, shareholder and patent litigation. Many of these actions have included claims for substantial compensatory, statutory or punitive damages. We have historically offered customers an arbitration clause in agreements to quickly and economically resolve disputes. The arbitration clause has, in some cases, also limited our exposure to consumer class action litigation, however, there can be no assurance that we will be able to continue to offer arbitration clauses in the future or that we will be successful in enforcing the arbitration clause. Legal challenges to the enforceability of these clauses have led most card issuers, and may cause us, to discontinue their use. There have previously been bills pending in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses in some or all consumer banking products. Further, from time to time, we are involved in legal actions challenging the use of our arbitration clause. In addition, we have been and may again be involved in various actions or proceedings brought by governmental regulatory and enforcement agencies, which could harm our reputation, require us to change our business activities and product offerings, or subject us to significant fines, penalties, customer restitution or other requirements, resulting in increased expenses. For example, complying with our agreements with the Federal Reserve and the FDIC consent order related to our anti-money laundering program have caused us to incur significant expenses. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on current matters affecting Discover.
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

•
the impact of current, pending and future legislation, regulation, supervisory guidance, and regulatory and legal actions, including, but not limited to, those related to tax reform, financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity;

•	the actions and initiatives of current and potential competitors;

•	our ability to manage our expenses;

•	our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants and merchants;

•	our ability to sustain and grow our card, private student loan and personal loan products;

•	our ability to increase or sustain Discover card usage or attract new customers;

•	difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies;

•	our ability to manage our credit risk, market risk, liquidity risk, operational risk, compliance and legal risk, and strategic risk;

•	the availability and cost of funding and capital;

•	access to deposit, securitization, equity, debt and credit markets;

•	the impact of rating agency actions;

•	the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices;

•	losses in our investment portfolio;

•	limits on our ability to pay dividends and repurchase our common stock;

•	limits on our ability to receive payments from our subsidiaries;

•	fraudulent activities or material security breaches of our or others’ key systems;

•	our ability to remain organizationally effective;

•	the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events;

•	our ability to introduce new products or services;

•	our ability to manage our relationships with third-party vendors;

•	our ability to maintain current technology and integrate new and acquired systems and technology;

•	our ability to collect amounts for disputed transactions from merchants and merchant acquirers;

•	our ability to attract and retain employees;

•	our ability to protect our reputation and our intellectual property; and

•	new lawsuits, investigations or similar matters or unanticipated developments related to current matters.
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
We have eight principal properties located in seven states in the United States. As of January 31, 2018, we owned four principal properties, which included our corporate headquarters, two call centers and a processing center, and we leased four principal properties, which included two call centers, our PULSE headquarters and a Student Loan Corporation office. The call centers, processing center and Student Loan Corporation offices largely support our Direct Banking segment; the PULSE headquarters is used by our Payment Services segment; and our corporate headquarters is used by both our Direct Banking and Payment Services segments. Each of our call centers and our processing center are operating at and being utilized to a reasonable capacity. We believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have eleven leased offices located outside the United States, nine of which are used to support our Diners Club operations, part of our Payment Services segment, and two leased offices in China that support our Direct Banking segment.

Item 3.	Legal Proceedings
For a description of legal proceedings, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.

Item 4.	Mine Safety Disclosures
None.

Part II.

Part II | Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange (“NYSE”) (ticker symbol DFS). The approximate number of record holders of our common stock as of February 16, 2018 was 49,014.
The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the NYSE and the cash dividends we declared per share of our common stock during the quarter indicated:

	2017			2016
	Stock Price		Cash Dividends Declared	Stock Price		Cash Dividends Declared
	High	Low		High	Low
Quarter Ended:
March 31	$74.33	$65.54	$0.30	$53.09	$42.86	$0.28
June 30	$68.54	$57.82	$0.30	$58.10	$49.98	$0.28
September 30	$64.73	$57.50	$0.35	$60.29	$51.67	$0.30
December 31	$77.79	$63.31	$0.35	$73.62	$53.91	$0.30

In the third quarter of 2017, we increased our quarterly common stock dividend from $0.30 per share to $0.35 per share and maintained a $0.35 per share dividend for the fourth quarter of 2017. Although we expect to continue our policy of paying regular cash dividends, we cannot assure that we will do so in the future. For more information, including conditions and limits on our ability to pay dividends, see “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases,” “Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock” and “— We are a holding company and depend on payments from our subsidiaries,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” and Note 17: Capital Adequacy to our consolidated financial statements.

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
October 1-31, 2017
Repurchase program(1)	2,966,664	$65.41	2,966,664	$2,142,306,984
Employee transactions(2)	2,414	$58.50	N/A	N/A
November 1-30, 2017
Repurchase program(1)	2,772,690	$65.79	2,772,690	$1,959,894,666
Employee transactions(2)	1,690	$66.87	N/A	N/A
December 1-31, 2017
Repurchase program(1)	2,401,238	$74.35	2,401,238	$1,781,369,730
Employee transactions(2)	—	$—	N/A	N/A

Total
Repurchase program(1)	8,140,592	$68.18	8,140,592	$1,781,369,730
Employee transactions(2)	4,104	$61.95	N/A	N/A

(1)
On July 25, 2017, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.8 billion of our outstanding shares of common stock. This program expires on October 31, 2018 and may be terminated at any time.

(2)
Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph
The following graph compares the cumulative total stockholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from December 31, 2012 through December 31, 2017. The graph assumes an initial investment of $100 on December 31, 2012. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

	December 31,
	2012	2013	2014	2015	2016	2017
Discover Financial Services	$100.00	$145.49	$170.84	$138.88	$190.07	$204.11
S&P 500 Index	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
S&P 500 Financials Index	$100.00	$133.21	$150.66	$145.42	$174.71	$209.70

Item 6.	Selected Financial Data
The following table presents our selected financial data and operating statistics. The statement of income data for the years ended December 31, 2017, 2016 and 2015, and the statement of financial condition data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of income data for the years ended December 31, 2014 and 2013, and the statement of financial condition data as of December 31, 2015, 2014, and 2013 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.

Discover Financial Services
Selected Financial Data

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in millions, except per share amounts)
Statement of Income Data:
Interest income	$9,648	$8,616	$7,945	$7,596	$7,064
Interest expense	1,648	1,398	1,263	1,134	1,146
Net interest income	8,000	7,218	6,682	6,462	5,918
Other income	1,897	1,881	2,057	2,015	2,306
Revenue net of interest expense	9,897	9,099	8,739	8,477	8,224
Provision for loan losses	2,579	1,859	1,512	1,443	1,086
Other expense	3,781	3,584	3,615	3,340	3,194
Income before income tax expense	3,537	3,656	3,612	3,694	3,944
Income tax expense	1,438	1,263	1,315	1,371	1,474
Net income	$2,099	$2,393	$2,297	$2,323	$2,470
Net income allocated to common stockholders	$2,031	$2,339	$2,246	$2,270	$2,414

Statement of Financial Condition Data (as of):
Loan receivables	$84,248	$77,254	$72,385	$69,969	$65,771
Total assets	$100,087	$92,308	$86,799	$82,998	$79,340
Total stockholders’ equity	$10,892	$11,323	$11,275	$11,134	$10,809
Allowance for loan losses	$2,621	$2,167	$1,869	$1,746	$1,648
Long-term borrowings	$26,326	$25,443	$24,650	$22,477	$20,474
Per Share of Common Stock:
Basic EPS from continuing operations	$5.43	$5.77	$5.14	$4.91	$4.97
Diluted EPS from continuing operations	$5.42	$5.77	$5.13	$4.90	$4.96
Weighted-average shares outstanding (000’s)	374,116	405,301	436,855	462,115	485,492
Weighted-average shares outstanding (fully diluted) (000’s)	374,426	405,687	437,498	463,412	486,861
Dividends declared per share of common stock	$1.30	$1.16	$1.08	$0.92	$0.60
Common stock dividend payout ratio	23.94%	20.10%	21.01%	18.73%	12.07%
Ratios:
Return on average total equity	19%	21%	21%	21%	24%
Return on average assets	2%	3%	3%	3%	3%
Average stockholders’ equity to average total assets	12%	13%	14%	14%	14%

Selected Financial Data (continued)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in millions)
Selected Statistics:
Total Loan Receivables
Loan receivables	$84,248	$77,254	$72,385	$69,969	$65,771
Average loan receivables	$78,525	$72,280	$69,061	$65,853	$61,820
Interest yield	12.06%	11.78%	11.40%	11.40%	11.28%
Net principal charge-off rate	2.70%	2.16%	2.01%	2.04%	1.98%
Delinquency rate (over 30 days)	2.20%	1.97%	1.67%	1.66%	1.64%
Delinquency rate (over 90 days)	0.99%	0.87%	0.76%	0.78%	0.77%
Credit Card Loans
Credit card loan receivables	$67,291	$61,522	$57,896	$56,128	$53,150
Average credit card loan receivables	$62,079	$57,238	$54,846	$52,600	$49,816
Interest yield	12.74%	12.50%	12.08%	12.09%	12.00%
Net principal charge-off rate	2.91%	2.34%	2.22%	2.27%	2.21%
Delinquency rate (over 30 days)	2.28%	2.04%	1.72%	1.73%	1.72%
Delinquency rate (over 90 days)	1.12%	0.97%	0.85%	0.85%	0.84%
Personal Loans
Personal loan receivables	$7,374	$6,481	$5,490	$5,007	$4,191
Average personal loan receivables	$7,020	$5,895	$5,245	$4,592	$3,706
Interest yield	12.25%	12.19%	12.04%	12.36%	12.52%
Net principal charge-off rate	3.30%	2.55%	2.15%	2.04%	2.13%
Delinquency rate (over 30 days)	1.40%	1.12%	0.89%	0.79%	0.70%
Delinquency rate (over 90 days)	0.41%	0.29%	0.27%	0.22%	0.21%
Private Student Loans (excluding PCI)
Private student loan receivables	$7,076	$6,393	$5,647	$4,850	$3,969
Average private student loan receivables	$6,764	$6,042	$5,272	$4,450	$3,561
Interest yield	7.72%	7.35%	7.16%	7.02%	7.07%
Net principal charge-off rate	1.21%	1.10%	1.07%	1.29%	1.30%
Delinquency rate (over 30 days)	2.35%	2.22%	1.91%	1.80%	1.66%
Delinquency rate (over 90 days)	0.47%	0.55%	0.43%	0.52%	0.46%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2017 and 2016 and for years ended December 31, 2017, 2016 and 2015.
Introduction and Overview
Discover Financial Services (“DFS”) is a direct banking and payment services company. We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale (“POS”) terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
2017 Highlights

•	Net income was $2.1 billion, or $5.42 per diluted share, compared to $2.4 billion, or $5.77 per diluted share, in the prior year.

•	Net interest income increased 10.8% compared to the prior year.

•	Total loans grew $7.0 billion, or 9.1%, from the prior year to $84.2 billion.

•	Net charge-off rate for total loans increased 54 basis points from the prior year to 2.70% and the total loans delinquency rate for loans over 30 days past due increased 23 basis points to 2.20%.

•	Credit card loans grew $5.8 billion, or 9.4%, to $67.3 billion and Discover card sales volume increased 6.1% from the prior year.

•
Net charge-off rate for credit card loans increased 57 basis points from the prior year to 2.91% and the credit card delinquency rate for loans over 30 days past due increased 24 basis points to 2.28%.

•	Payment Services transaction dollar volume for the segment was $202.9 billion, up 12% from the prior year.

•	We repurchased approximately 32 million shares, or 8%, of our outstanding common stock for $2.1 billion.

•	The effective tax rate increased 6.2%, primarily driven by a one-time adjustment of $179 million as a result of the Tax Cuts and Jobs Act.
2016 and 2015 Highlights

•	Net income was $2.4 billion and $2.3 billion, or $5.77 and $5.13, respectively, per diluted share in 2016 and 2015. Return on equity was 21% in both 2016 and 2015.

•	During 2016, our net interest income increased 8.0% compared to 2015.

•	Total loans grew $4.9 billion in 2016, or 6.7%, from 2015 to $77.3 billion.

•	Net charge-off rate for our total loans increased 15 basis points in 2016 from 2015 to 2.16% and the total loans delinquency rate for loans over 30 days past due increased 30 basis points to 1.97%.

•	During 2016, our credit card loans grew $3.6 billion, or 6.3%, to $61.5 billion and Discover card sales volume increased 2.5% from 2015.

•
Net charge-off rate for our credit card loans increased 12 basis points in 2016 from 2015 to 2.34% and the credit card delinquency rate for loans over 30 days past due increased 32 basis points to 2.04%.

•	During 2016, our Payment Services transaction dollar volume for the segment was $180.4 billion, down 5% from 2015.

•	We repurchased approximately 34 million shares, or 8%, of our outstanding common stock for $1.9 billion in 2016.

•	We repurchased approximately 29 million shares, or 6%, of our outstanding common stock for $1.7 billion during the year ended December 31, 2015.
Outlook
We continue to focus on deploying capital through disciplined and profitable organic loan growth as well as through our quarterly dividends and share repurchase program as permitted by bank holding company regulation. New card accounts and wallet share gains with existing customers remain priorities as we invest in marketing and rewards to achieve continued loan growth. We expect a slightly higher rewards rate in 2018 as we leverage enhanced rewards programs to support growth.
The Tax Cuts and Jobs Act (“TCJA”) will reduce our federal statutory tax rate from 35% to 21%. While a few deductions will be lost and some technical corrections and clarifications of the law are anticipated, the overall impact will result in a meaningful reduction to income tax expense. We expect to make additional investments in business growth initiatives, technology, analytical capabilities, our employees and the community, resulting in higher operating expenses year over year.
The total charge-off rate in 2018 is expected to be modestly higher and we expect to continue to add to the loan loss reserve due to seasoning of continued loan growth and increasing consumer leverage. We expect net interest margin to increase slightly in 2018 as a result of the impact of recent and anticipated prime rate increases on our asset-sensitive balance sheet. These increases may be partially offset by higher deposit rates, promotional card balances and interest charge-offs.
In our payments segment, we will continue to pursue new ways to drive volume growth in 2018. We continue to leverage our network to support our card-issuing business and we expect the payments industry to remain competitive.
Regulatory Environment and Developments
Over the past several years, regulators have proposed and implemented new regulations and supervisory guidance, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and increased their examination and enforcement activities. On February 3, 2017, President Trump signed an executive order which identified seven principles by which his administration would regulate the U.S. financial system. Those principles include making regulation appropriately tailored and efficient. The executive order also directed the Treasury Secretary to issue reports to identify any laws, regulations, guidance and other government policies, among other things, that are inconsistent with those principles. In June and October 2017, the Treasury Department issued reports that recommended significant changes to many of the rules and regulations implemented in response to the financial crisis of 2007. While Congress, the President, and regulatory agency leadership have expressed support for regulatory reforms that could reduce regulatory burdens through executive action, rulemaking and legislation, the prospect and timing of regulatory reforms remain uncertain. Many of the changes proposed in the Treasury Department’s report would require Federal banking regulators to revise rules and guidance, however certain agency leadership is not yet appointed or has only recently been appointed and there are numerous vacancies within the agencies that have yet to be filled.

In addition, Congress is working on regulatory reform measures, however prospects for reform via legislation are still uncertain. On December 5, 2017, the Senate Banking Committee approved bipartisan legislation that would among other things amend certain provisions of the Dodd-Frank Act to ease certain regulatory requirements for banking organizations under $250 billion in assets, such as Discover. This legislation must still be approved by the

Senate and the House of Representatives before it can be signed into law by the President. The prospects, timing and substance of any final legislation are uncertain at this time.

Despite a growing focus on regulatory reform, banking regulators and policymakers at the federal and state levels are increasingly focused on measures to enhance data security and incident response capabilities as a result of the growing cybersecurity threats and the number of incidents involving unauthorized access to consumer information, including the September 2017 disclosure of a large data breach at a national credit reporting agency. Regulations at various levels of government have been proposed to address security breach notification and data security standards. For example, several states have recently issued cybersecurity regulations for certain firms operating within their jurisdiction. While it is too early to know their impact, these developments could ultimately result in the imposition of requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. In addition, the size and scope of the 2017 national credit reporting agency breach may result in the financial services industry shifting to new means of identifying and authenticating consumers.

The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including supervisory priorities and actions, our actions, actions of our competitors and other marketplace participants, and the behavior of consumers. For more information on how the regulatory environment, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our business see “Risk Factors — Economic and Regulatory Environment”. For more information on recent matters affecting Discover, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.
Consumer Financial Services
The Consumer Financial Protection Bureau (the “CFPB”) regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over designated financial services providers, including Discover. The CFPB’s regulatory authority includes the exercise of rulemaking, supervision and enforcement powers with respect to “unfair, deceptive or abusive acts or practices” and consumer access to fair, transparent and competitive financial products and services. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g. credit cards and student loans). The interim director of the CFPB has recently revised the CFPB’s mission and announced a set of priorities that include reviewing the CFPB’s approach to enforcement and rulemaking. It is unclear when a new director will be nominated and confirmed and whether the new director will continue the interim director’s priorities. Notwithstanding any changes in the CFPB’s leadership, the CFPB is required by statute to undertake certain actions. For example, pursuant to the Credit Card Accountability Responsibility and Disclosure Act of 2009, the CFPB recently completed its bi-annual review of the consumer credit card market. The review may result in additional guidance for credit card issuers, regulatory changes or legislative recommendations to Congress.

Notwithstanding the leadership changes at the CFPB and other federal regulators, there continues to be legislative and regulatory focus on the private student loan market, including by some state legislatures and state attorneys general. Recent areas of regulatory attention include servicing, payments and collection practices, and other matters. This regulatory focus has resulted in an increase in supervisory examinations of Discover related to private student loans. At the legislative level, the focus on student loans has resulted in the enactment of student loan servicing laws in several states, and similar legislation is being considered in other states that could impose new licensing, servicing, reporting and regulatory oversight requirements on student loan servicers. The enactment of new legislation or the adoption of new regulations or guidance may increase the complexity and expense of servicing student loans and impact the entire student loan market, which could cause us to change our private student loan products or servicing practices in ways that we may not currently anticipate.
Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected, and is expected to continue to adversely affect, our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing and technology development strategies in order to assess their impact on our business and on competition in the marketplace. The U.S. Department of Justice is examining some of these competitor pricing strategies. In addition, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns, which may impact expenses for the payment services segment. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affects PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.

There are initiatives in Europe that may have an impact on our business, including revisions to the Payment Services Directive ("PSD2") and the new General Data Protection Regulation ("GDPR"). The PSD2 was published in the Official Journal of the EU in December 2015 and may impact our Diners Club business. Each European Union member state was required to transpose the PSD2 into its national law by January 13, 2018. Among other terms, the PSD2 includes provisions that once transposed into local law will regulate surcharging and network access requirements, which may result in differential surcharging of Diners Club cards and may impact Diners Club licensing arrangements in Europe. The final draft of the GDPR was published in the Official Journal of the European Union in May 2016 and comes into force on May 25, 2018. The GDPR includes, among other things, a requirement for prompt notice of data breaches and requires companies processing personal data of individuals residing in the EU, regardless of the location of the company, to comply with EU privacy and data protection rules. We expect the GDPR to have an impact on how we process the personal data of EU individuals and are we have a program underway to address GDPR requirements.
Banking
Capital
Discover is subject to the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) program which requires a company to submit its capital plan to the Federal Reserve for approval each year, including planned dividends and share repurchases. Federal Reserve senior leadership had indicated that there may be changes in the approach to capital stress testing, however, the approach for 2018 CCAR, including the instructions around the supervisory severely adverse scenario, is largely consistent with prior years. Our 2018 CCAR submission will include the impact of the TCJA. The TCJA has the effect of lowering the corporate tax rate; however, there are numerous other changes in the law that may impact our business, operations and financial results. For example, the TCJA has the effect of increasing the negative financial impact in capital stress testing scenarios due to larger disallowed deferred tax assets as net operating losses can now only be carried forward. This could reduce the amount of capital available to return to shareholders in such scenarios. For additional information, see "Business — Supervision and Regulation — Capital, Dividends and Share Repurchases."
Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 2015 under final rules issued by the Federal Reserve and the FDIC to implement the provisions under the Basel Committee’s December 2010 framework (referred to as “Basel III”). The final capital rules ("Basel III rules") require minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by up to 2.5%. The new capital conservation buffer requirement became effective January 2016; however, the buffer threshold amounts are subject to a gradual phase-in period. In 2017, the highest capital conservation buffer threshold was 1.25%, which will rise to 1.875% for the 2018 calendar year. The full 2.5% buffer requirement will not be fully phased-in until January 2019. A banking organization is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, taking into account the applicable capital conservation buffer thresholds. Based on our current capital composition and levels and business plans, we are and expect to continue to be in compliance with the requirements for the foreseeable future. For additional information, see "— Liquidity and Capital Resources — Capital."
Federal banking regulators jointly issued a proposed rule on September 27, 2017 that would simplify the treatment of certain assets and deductions for institutions that are not subject to the advanced approaches capital rule. Among other things, the proposed rule would increase or adjust the deduction thresholds for certain mortgage servicing assets, deferred tax assets, investments in the capital of unconsolidated financial institutions, and minority interests. As proposed, the new rules would apply to Discover Financial Services and its subsidiary banks. While the banking agencies consider comments on the proposed rule, the agencies adopted a rule on November 21, 2017, that provides interim relief to non-advanced approaches banking organizations, such as Discover, by extending the regulatory capital transition periods effective in 2017 for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations.

On December 7, 2017, the Basel Committee adopted various standards meant to finalize remaining elements of the Basel III reforms first introduced in 2010. Among the new standards are revisions to the standardized approach for credit risk, which establishes standardized risk weightings used to measure credit risk for purposes of calculating regulatory capital requirements. The new revisions include a provision that would, for the first time, require banking organizations to include a percentage of “unconditionally cancellable commitments” in risk-weighted asset calculations. If this change were to be adopted in the United States by the domestic federal banking agencies and made applicable to all "Standardized Approach" banking organizations such as Discover, it could require credit card issuers to substantially increase the amount of capital they hold against unused credit card lines. The federal banking agencies have publicly indicated support for the new Basel standards but stated that the standards were “designed for internationally active banks” and that any changes to the regulatory capital rules in the United States “will be made through the standard notice-and-comment rulemaking process.”
Liquidity
We are subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators. This quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. Under the rule's transition period, we were required to maintain a liquidity ratio of 100% in 2017. As of December 31, 2017, our liquidity coverage ratio was in excess of the applicable regulatory requirement. Pursuant to the final rule issued by the Federal Reserve, we will be required to publish quarterly public disclosures regarding our liquidity risk profile and components of our liquidity coverage ratio beginning the fourth quarter of 2018.
Funding
On December 8, 2017, the Federal Reserve Board announced final plans for the production of three new reference rates based on overnight repurchase agreement transactions secured by Treasury securities that will be produced by the Federal Reserve Bank of New York, in cooperation with the U.S. Office of Financial Research. It is expected that these new reference rates may be used in future transactions as a replacement for LIBOR, which will no longer be maintained after 2021, in certain contracts.

Results of Operations
The discussion below provides a summary of our results of operations for the year ended December 31, 2017 compared to our results of operations for the year ended December 31, 2016 and year ended December 31, 2015. The discussion also provides information about our loan receivables as of December 31, 2017 compared to December 31, 2016 and December 31, 2015.
Segments
We manage our business activities in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 22: Segment Disclosures to our consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Direct Banking
Interest income
Credit card	$7,907	$7,155	$6,626
Private student loans	523	444	378
PCI student loans	159	185	220
Personal loans	860	719	631
Other	199	113	90
Total interest income	9,648	8,616	7,945
Interest expense	1,648	1,398	1,263
Net interest income	8,000	7,218	6,682
Provision for loan losses	2,586	1,858	1,512
Other income	1,607	1,611	1,779
Other expense	3,629	3,422	3,437
Income before income tax expense	3,392	3,549	3,512
Payment Services
Provision for loan losses	(7)	1	—
Other income	290	270	278
Other expense	152	162	178
Income before income tax expense	145	107	100
Total income before income tax expense	$3,537	$3,656	$3,612

The following table presents information on transaction volume (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Network Transaction Volume
PULSE Network	$157,128	$138,003	$150,145
Network Partners	14,213	13,833	12,965
Diners Club(1)	31,544	28,601	26,567
Total Payment Services	202,885	180,437	189,677
Discover Network—Proprietary(2)	133,044	126,144	122,726
Total Volume	$335,929	$306,581	$312,403
Transactions Processed on Networks
Discover Network	2,240	2,125	2,033
PULSE Network	3,856	3,456	3,890
Total	6,096	5,581	5,923
Credit Card Volume
Discover Card Volume(3)	$141,858	$132,324	$127,825
Discover Card Sales Volume(4)	$128,806	$121,423	$118,442

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
For the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Our Direct Banking segment reported pretax income of $3.4 billion for the year ended December 31, 2017 as compared to pretax income of $3.5 billion for the year ended December 31, 2016.
Net interest income increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily driven by loan growth and higher yields on credit card loans, partially offset by higher funding costs. The increase in credit card yields was primarily due to prime rate increases and a higher portion of revolving card receivables, partially offset by the portfolio mix and higher interest charge-offs. Interest income increased over the prior year due to loan growth and higher yields. Interest expense increased during the year primarily due to increased borrowings to fund asset growth, higher market rates and a change in funding mix.
For the year ended December 31, 2017, the provision for loan loss dollars increased as compared to the year ended December 31, 2016 due to higher levels of net charge-offs combined with a larger build of the allowance for loan losses as compared to the prior year. For a detailed discussion on provision for loan losses, see “— Loan Quality — Provision and Allowance for Loan Losses.”
Total other income remained relatively flat for the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Total other expense increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to an increase in employee compensation and benefits, professional fees, marketing and business development costs, offset by a decrease in information processing and communications. The increase in employee compensation and benefits was driven by the impact of additional headcount for regulatory and compliance needs and business growth, higher average salaries and a one-time special bonus for eligible employees in response to the recent TCJA in 2017. The increase in professional fees was driven primarily by investments in technology and infrastructure, offset by the completion of a look back project related to anti-money laundering remediation in 2016. The increase in marketing and business development was primarily the result of higher brand advertising and loan acquisition costs that contributed to loan growth. The decrease in information processing and communications was primarily the result of infrastructure efficiencies.

Discover card sales volume was $128.8 billion for the year ended December 31, 2017, which was an increase of 6.1% as compared to the year ended December 31, 2016. This volume growth was driven primarily by an increase in active cardmembers.
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
For the year ended December 31, 2016, the provision for loan loss dollars increased as compared to the year ended December 31, 2015 due to higher levels of net charge-offs and higher loan balances. For a detailed discussion on provision for loan losses, see “— Loan Quality — Provision and Allowance for Loan Losses.”
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
Payment Services
For the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Our Payment Services segment reported pretax income of $145 million for the year ended December 31, 2017 as compared to pretax income of $107 million for the year ended December 31, 2016. The increase in segment pretax income was primarily driven by an increase in transaction processing revenue due to higher POS transactions and lower expense.
Downturns in the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenue for the years ended December 31, 2017 and 2016.
For the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
Our Payment Services segment reported pretax income of $107 million for the year ended December 31, 2016 as compared to pretax income of $100 million the year ended December 31, 2015, primarily due to a decrease in other expense partially offset by a decrease in other income. The decrease in other expense was primarily driven by lower expenses in 2016 related to the sale of Diners Club Italy in 2015. The decrease in other income was due to a reduction in transaction processing revenue from lower POS transactions.
Critical Accounting Estimates
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the evaluation of goodwill and other non-amortizable intangible assets for potential impairment and the accrual of income taxes.
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
If management used different assumptions in estimating incurred net loan losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management’s estimate of incurred net loan losses could have resulted in a change of approximately $262 million in the allowance for loan losses at December 31, 2017, with a corresponding change in the provision for loan losses. See “— Loan Quality” and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about our allowance for loan losses.
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
At December 31, 2017, we reported goodwill of $255 million associated with our PULSE network. The estimated fair value of the PULSE reporting unit was more than three times its carrying value as of October 1, 2017, and there are no present conditions that we believe would cause the fair value of this reporting unit to fall below its carrying value. However, competitive pressures leading to significant declines in revenue, significant increases in the cost of equity, deteriorating economic conditions, or other events adversely impacting the assumptions used by management in the valuation, could cause the fair value of the reporting unit or the associated goodwill to decline in the future which could result in an impairment loss. At December 31, 2017, based on the annual impairment testing performed, there was no impairment identified. See Note 7: Goodwill and Intangible Assets to our consolidated financial statements for further details about goodwill and the related impairment testing.

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
Changes in the estimate of income taxes can occur due to tax rate changes, interpretations of tax laws, the status and resolution of examinations by the taxing authorities, and newly enacted laws and regulations that impact the relative merits of tax positions taken. When such changes occur, such as the recent rate change enacted with the TCJA, the effect on our consolidated financial condition and results of operations can be significant. See Note 15: Income Taxes to our consolidated financial statements for additional information about income taxes.
Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2017 vs. 2016 Increase (Decrease)		2016 vs. 2015 Increase (Decrease)
	2017	2016	2015	$	%	$	%
Interest income	$9,648	$8,616	$7,945	$1,032	12%	$671	8%
Interest expense	1,648	1,398	1,263	250	18%	135	11%
Net interest income	8,000	7,218	6,682	782	11%	536	8%
Provision for loan losses	2,579	1,859	1,512	720	39%	347	23%
Net interest income after provision for loan losses	5,421	5,359	5,170	62	1%	189	4%
Other income	1,897	1,881	2,057	16	1%	(176)	(9)%
Other expense	3,781	3,584	3,615	197	5%	(31)	(1)%
Income before income tax expense	3,537	3,656	3,612	(119)	(3)%	44	1%
Income tax expense	1,438	1,263	1,315	175	14%	(52)	(4)%
Net income	$2,099	$2,393	$2,297	$(294)	(12)%	$96	4%

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
Our interest-earning assets consist of: (i) cash and cash equivalents, primarily related to amounts on deposit with the Federal Reserve Bank of Philadelphia, (ii) restricted cash, (iii) other short-term investments, (iv) investment securities and (v) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:

•
The level and composition of loan receivables, including the proportion of credit card loans to other loans, the proportion of credit card customers who revolve their balances, as well as the proportion of loan receivables bearing interest at promotional rates as compared to standard rates;

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
For the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Net interest income increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily driven by loan growth and higher yields on credit card loans, partially offset by higher funding costs. The increase in credit card yields was primarily due to prime rate increases and a higher portion of revolving card receivables, partially offset by the portfolio mix and higher interest charge-offs. Interest income increased over the prior year due to loan growth and higher yields. Interest expense increased during the year primarily due to increased borrowings to fund asset growth, higher market rates and a change in funding mix.
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

Average Balance Sheet Analysis (dollars in millions)

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance(1)	Rate(1)	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$13,300	1.11%	$148	$10,806	0.52%	$56	$9,840	0.26%	$26
Restricted cash	625	0.97%	6	540	0.37%	2	631	0.14%	1
Other short-term investments	—	—%	—	518	0.86%	4	—	—%	—
Investment securities	1,667	1.60%	27	2,445	1.55%	38	2,876	1.71%	49
Loan receivables(2)
Credit card(3)	62,079	12.74%	7,907	57,238	12.50%	7,155	54,846	12.08%	6,626
Personal loans	7,020	12.25%	860	5,895	12.19%	719	5,245	12.04%	631
Private student loans	6,764	7.72%	522	6,042	7.35%	444	5,272	7.16%	378
PCI student loans	2,326	6.84%	159	2,841	6.51%	185	3,385	6.51%	220
Mortgage loans held for sale	—	—%	—	—	—%	—	93	3.63%	3
Other	336	5.56%	19	264	5.01%	13	220	4.90%	11
Total loan receivables	78,525	12.06%	9,467	72,280	11.78%	8,516	69,061	11.40%	7,869
Total interest-earning assets	94,117	10.25%	9,648	86,589	9.95%	8,616	82,408	9.64%	7,945
Allowance for loan losses	(2,335)			(1,938)			(1,782)
Other assets	4,189			4,349			4,332
Total assets	$95,971			$89,000			$84,958
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(4)	$27,123	1.91%	519	$24,833	1.77%	439	$26,415	1.62%	427
Money market deposits(5)	6,799	1.29%	88	6,939	1.08%	75	7,280	0.98%	71
Other interest-bearing savings deposits	20,155	1.18%	239	16,725	1.04%	173	12,538	1.00%	125
Total interest-bearing deposits(6)	54,077	1.56%	846	48,497	1.42%	687	46,233	1.35%	623
Borrowings
Short-term borrowings	2	1.10%	—	2	0.63%	—	84	1.41%	1
Securitized borrowings(4)(5)	16,746	2.26%	379	16,784	2.06%	346	16,893	1.95%	329
Other long-term borrowings(4)	9,767	4.33%	423	8,430	4.32%	365	6,650	4.65%	310
Total borrowings	26,515	3.02%	802	25,216	2.82%	711	23,627	2.71%	640
Total interest-bearing liabilities	80,592	2.04%	1,648	73,713	1.90%	1,398	69,860	1.81%	1,263
Other liabilities and stockholders’ equity	15,379			15,287			15,098
Total liabilities and stockholders’ equity	$95,971			$89,000			$84,958
Net interest income			$8,000			$7,218			$6,682
Net interest margin(7)		10.19%			9.99%			9.68%
Net yield on interest-bearing assets(8)		8.50%			8.34%			8.11%
Interest rate spread(9)		8.21%			8.05%			7.83%

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

(3)	Interest income on credit card loans includes $218 million, $193 million and $192 million of amortization of balance transfer fees for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(5)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(6)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge.

(7)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(8)	Net yield on interest-bearing assets represents net interest income as a percentage of average total interest-earning assets.

(9)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1) (dollars in millions)

	Year Ended December 31, 2017 vs. Year Ended December 31, 2016			Year Ended December 31, 2016 vs. Year Ended December 31, 2015
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in:
Interest-earning assets
Cash and cash equivalents	$16	$76	$92	$3	$27	$30
Restricted cash	—	4	4	—	1	1
Other short-term investments	(2)	(2)	(4)	4	—	4
Investment securities	(12)	1	(11)	(7)	(4)	(11)
Loan receivables:
Credit card	613	139	752	294	235	529
Personal loans	138	3	141	80	8	88
Private student loans	55	23	78	56	10	66
PCI student loans	(35)	9	(26)	(35)	—	(35)
Mortgage loans held for sale	—	—	—	(2)	(1)	(3)
Other	4	2	6	2	—	2
Total loan receivables	775	176	951	395	252	647
Total interest income	777	255	1,032	395	276	671
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	43	37	80	(27)	39	12
Money market deposits	(1)	14	13	(3)	7	4
Other interest-bearing savings deposits	40	26	66	43	5	48
Total interest-bearing deposits	82	77	159	13	51	64
Borrowings
Short-term borrowings	—	—	—	(1)	—	(1)
Securitized borrowings	—	33	33	(2)	19	17
Other long-term borrowings	58	—	58	78	(23)	55
Total borrowings	58	33	91	75	(4)	71
Total interest expense	140	110	250	88	47	135
Net interest income	$637	$145	$782	$307	$229	$536

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the years ended December 31, 2017, 2016 and 2015 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	December 31,
	2017	2016	2015	2014	2013
Loan portfolio
Credit card loans	$67,291	$61,522	$57,896	$56,128	$53,150
Other loans:
Personal loans	7,374	6,481	5,490	5,007	4,191
Private student loans	7,076	6,393	5,647	4,850	3,969
Mortgage loans held for sale(1)	—	—	—	122	148
Other	423	274	236	202	135
Total other loans	14,873	13,148	11,373	10,181	8,443
PCI loans(2)	2,084	2,584	3,116	3,660	4,178
Total loan receivables	84,248	77,254	72,385	69,969	65,771
Allowance for loan losses	(2,621)	(2,167)	(1,869)	(1,746)	(1,648)
Net loan receivables	$81,627	$75,087	$70,516	$68,223	$64,123

(1)
On June 16, 2015, we announced the closing of our mortgage origination business. Pursuant to that announcement, we sold all mortgage loans held for sale in our portfolio and ceased originating new mortgages.

(2)	Represents PCI private student loans. See Note 4: Loan Receivables to our consolidated financial statements for more information regarding PCI loans.
Provision and Allowance for Loan Losses
Provision for loan losses is the expense related to maintaining the allowance for loan losses at an appropriate level to absorb the estimated probable losses in the loan portfolio at each period end date. While establishing the estimate for probable losses requires significant management judgment, the factors that influence the provision for loan losses include:

•	The impact of general economic conditions on the consumer, including national and regional conditions, unemployment levels, bankruptcy trends and interest rate movements;

•	Changes in consumer spending and payment behaviors;

•	Changes in our loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio and maturation of the loan portfolio;

•	The level and direction of historical and anticipated loan delinquencies and charge-offs;

•	The credit quality of the loan portfolio, which reflects, among other factors, our credit granting practices and effectiveness of collection efforts; and

•	Regulatory changes or new regulatory guidance.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the year ended December 31, 2017, the provision for loan losses increased by $720 million, or 39%, as compared to the year ended December 31, 2016. For the year ended December 31, 2016, the provision for loan losses increased by $347 million, or 23%, as compared to the year ended December 31, 2015. The increase for both years was primarily due to higher levels of net charge-offs combined with a larger build of the allowance for loan losses as compared to the prior year.

The allowance for loan losses was $2.6 billion at December 31, 2017, which reflects a $454 million reserve build over the amount of the allowance for loan losses at December 31, 2016. The reserve build, which related primarily to credit card loans along with builds in personal and student loan reserves, was due to seasoning of continued loan growth and increasing consumer leverage.
The allowance for loan losses was $2.2 billion at December 31, 2016, which reflected a $298 million reserve build over the amount of the allowance for loan losses at December 31, 2015. The reserve build, which related primarily to credit card loans along with builds in personal and student loan reserves, was due to loan growth and seasoning of the portfolio.
The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Year Ended December 31, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	2,159	332	93	(5)	2,579
Deductions
Charge-offs	(2,263)	(258)	(94)	(3)	(2,618)
Recoveries	461	27	11	—	499
Net charge-offs	(1,802)	(231)	(83)	(3)	(2,119)
Other(2)	—	—	(6)	—	(6)
Balance at end of period	$2,147	$301	$162	$11	$2,621

	For the Year Ended December 31, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	1,579	196	82	2	1,859
Deductions
Charge-offs	(1,786)	(172)	(76)	—	(2,034)
Recoveries	443	21	9	—	473
Net charge-offs	(1,343)	(151)	(67)	—	(1,561)
Balance at end of period	$1,790	$200	$158	$19	$2,167

(1) Includes both PCI and non-PCI private student loans. (2) Net change in reserves on PCI pools having no remaining non-accretable difference.

The following tables provide changes in our allowance for loan losses for the periods presented (dollars in millions):

	For the Year Ended December 31, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	1,300	147	64	1	1,512
Deductions
Charge-offs	(1,660)	(129)	(65)	(1)	(1,855)
Recoveries	440	17	9	—	466
Net charge-offs	(1,220)	(112)	(56)	(1)	(1,389)
Balance at end of period	$1,554	$155	$143	$17	$1,869

	For the Year Ended December 31, 2014
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,406	$112	$113	$17	$1,648
Additions
Provision for loan losses	1,259	102	79	3	1,443
Deductions
Charge-offs	(1,636)	(105)	(62)	(3)	(1,806)
Recoveries	445	11	5	—	461
Net charge-offs	(1,191)	(94)	(57)	(3)	(1,345)
Balance at end of period	$1,474	$120	$135	$17	$1,746

	For the Year Ended December 31, 2013
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,613	$99	$75	$1	$1,788
Additions
Provision for loan losses	893	92	84	17	1,086
Deductions
Charge-offs	(1,604)	(86)	(48)	(1)	(1,739)
Recoveries	504	7	2	—	513
Net charge-offs	(1,100)	(79)	(46)	(1)	(1,226)
Balance at end of period	$1,406	$112	$113	$17	$1,648

(1)	Includes both PCI and non-PCI private student loans.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Years Ended December 31,
	2017		2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%
Credit card loans	$1,802	2.91%	$1,343	2.34%	$1,220	2.22%	$1,191	2.27%	$1,100	2.21%
Personal loans	$231	3.30%	$151	2.55%	$112	2.15%	$94	2.04%	$79	2.13%
Private student loans (excluding PCI(1))	$83	1.21%	$67	1.10%	$56	1.07%	$57	1.29%	$46	1.30%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the years presented and are therefore excluded from the calculation. See Note 4: Loan Receivables to our consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rate on our credit card loans, personal loans and private student loans increased by 57 basis points, 75 basis points and 11 basis points, respectively, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of seasoning of continued loan growth and increasing consumer leverage.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	Years Ended December 31,
	2017		2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,532	2.28%	$1,252	2.04%	$995	1.72%	$971	1.73%	$912	1.72%
Personal loans	$103	1.40%	$74	1.12%	$49	0.89%	$40	0.79%	$29	0.70%
Private student loans (excluding PCI loans(1))	$167	2.35%	$141	2.22%	$108	1.91%	$87	1.80%	$66	1.66%

Loans 90 or more days delinquent
Credit card loans	$751	1.12%	$597	0.97%	$490	0.85%	$480	0.85%	$447	0.84%
Personal loans	$30	0.41%	$19	0.29%	$15	0.27%	$11	0.22%	$8	0.21%
Private student loans (excluding PCI loans(1))	$33	0.47%	$35	0.55%	$24	0.43%	$25	0.52%	$18	0.46%

Loans not accruing interest	$233	0.28%	$216	0.29%	$224	0.32%	$183	0.28%	$200	0.33%

Restructured loans
Credit card loans(2)	$1,316	1.96%	$1,085	1.76%	$1,019	1.76%	$1,037	1.85%	$1,123	2.11%
Personal loans(3)	$111	1.51%	$81	1.25%	$68	1.24%	$55	1.10%	$31	0.74%
Private student loans (excluding PCI loans(1))(4)	$137	1.94%	$86	1.35%	$48	0.85%	$38	0.78%	$28	0.71%

(1)
Excludes PCI loans which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)
Restructured credit card loans include $74 million, $60 million, $44 million, $44 million and $43 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively, that are also included in loans over 90 days delinquent or more.

(3)
Restructured personal loans include $5 million, $2 million, $4 million, $3 million and $2 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively, that are also included in loans over 90 days delinquent or more.

(4)
Restructured private student loans include $5 million, $3 million, $3 million, $5 million and $3 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively, that are also included in loans over 90 days delinquent or more.

The 30-day delinquency rates for credit card loans, personal loans and private student loans along with the 90-day delinquency rates for credit card loans and personal loans at December 31, 2017 increased as compared to December 31, 2016 primarily due to seasoning of continued loan growth and increasing consumer leverage. The amount of private student loans that were 90 or more days delinquent was relatively flat in December 31, 2017 as compared to December 31, 2016.
The 30-day and 90-day delinquency rates for credit card loans, personal loans and private student loans at December 31, 2016 increased as compared to December 31, 2015 primarily due to seasoning of the portfolio and continued loan growth.
The restructured credit card and personal loan balances increased at December 31, 2017 as compared to December 31, 2016 due to loan growth and seasoning. The restructured private student loan balance increased at December 31, 2017 as compared to December 31, 2016 as a result of greater utilization of programs available as more loans have entered into repayment.
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

	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
At December 31, 2017
Credit card loans	$19,873	$35,724	$11,694	$67,291
Personal loans	2,040	5,002	332	7,374
Private student loans (excluding PCI)	180	1,429	5,467	7,076
PCI loans	224	737	1,123	2,084
Other loans	18	106	299	423
Total loan portfolio	$22,335	$42,998	$18,915	$84,248

(1)
Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

At December 31, 2017, approximately $38.3 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $23.6 billion were fixed-rate loans.
Modified and Restructured Loans
We have loan modification programs that provide for temporary or permanent hardship relief for our credit card loans to borrowers experiencing financial difficulties. We offer temporary hardship programs consisting of an interest rate reduction and in some cases a reduced minimum payment, both lasting for a period no longer than 12 months. The permanent modification program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent modification program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make permanent loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. Modified credit card loans that are deemed to meet the definition of troubled debt restructurings include loans in both temporary and permanent programs.
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
At December 31, 2017, there was $5.7 billion of private student loans in repayment, which includes both PCI and non-PCI loans to students who are not in deferment. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, we may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A non-PCI modified loan typically meets the definition of a troubled debt restructuring based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores. Prior to the third quarter of 2016, only a second forbearance when the borrower was 30 days or greater delinquent was considered a troubled debt restructuring. The balance of student loans being accounted for as troubled debt restructurings has increased since then, although it has not led to significant changes in the balance of overall allowance for loan losses.
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
Other Income
The following table presents the components of other income for the periods presented (dollars in millions):

	For the Years Ended December 31,			2017 vs 2016 (Decrease) Increase		2016 vs 2015 (Decrease) Increase
	2017	2016	2015	$	%	$	%
Discount and interchange revenue(1)	$1,052	$1,055	$1,117	$(3)	—%	$(62)	(6)%
Protection products	223	239	261	(16)	(7)%	(22)	(8)%
Loan fee income	363	343	335	20	6%	8	2%
Transaction processing revenue	167	155	159	12	8%	(4)	(3)%
Gain on investments	3	—	9	3	100%	(9)	(100)%
Gain on origination and sale of mortgage loans	—	—	68	—	—%	(68)	(100)%
Other income	89	89	108	—	—%	(19)	(18)%
Total other income	$1,897	$1,881	$2,057	$16	1%	$(176)	(9)%

(1)	Net of rewards, including Cashback Bonus rewards, of $1.6 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
Discount and Interchange Revenue
Discount and interchange revenue includes discount revenue and acquirer interchange net of interchange paid to network partners. We earn discount revenue from fees charged to merchants with whom we have entered into card acceptance agreements for processing credit card purchase transactions. We earn acquirer interchange revenue primarily from merchant acquirers on all Discover Network card transactions and certain Diners Club transactions made by credit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing credit card purchase transactions. We incur an interchange cost to card-issuing entities that have entered into contractual arrangements to issue cards on the Discover Network and on certain transactions on the Diners Club network. This cost is contractually established and is based on the card-issuing organization’s transaction volume and is reported as a reduction to discount and interchange revenue. We offer our customers various reward programs, including the Cashback Bonus reward program, pursuant to which we pay certain customers a percentage of their purchase amounts based on the type and volume of the customer’s purchases. Reward costs are recorded as a reduction to discount and interchange revenue. Discount and interchange revenue remained flat for year ended December 31, 2017 as compared to the year ended December 31, 2016 with offsetting increases in gross discount and interchange revenue and rewards, both of which were primarily the result of higher sales volume. Discount and interchange revenue decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily driven by higher rewards partially offset by higher transaction volume.
Protection Products
We earn revenue related to fees received for providing ancillary products and services, including payment protection and identity theft protection services, to customers. The amount of revenue recorded is generally based on either a percentage of a customer’s outstanding balance or a flat fee and is recognized as earned. Protection product revenue decreased for the years ended December 31, 2017 and 2016 as compared to the previous year, reflecting the impact of our no longer selling these products and eliminating related retention efforts.

Loan Fee Income
Loan fee income consists primarily of fees on credit card loans and includes late, cash advance and other miscellaneous fees. Loan fee income increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due an increase in late fees. Loan fee income remained relatively flat for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Transaction Processing Revenue
Transaction processing revenue represents switch fees charged to financial institutions and merchants for processing ATM, debit and POS transactions over the PULSE network, as well as various participation and membership fees. Switch fees are charged on a per transaction basis. Transaction processing revenue increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to higher POS transactions. Transaction processing revenue decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to lower POS transactions.
Gain on Origination and Sale of Mortgage Loans
Gain on sale of mortgage loans consists of the net gain on the origination and sale of loans as well as the net gain on the related interest rate lock commitments and the net gain or loss on forward delivery contracts. There was no revenue related to mortgage banking operations for the years ended December 31, 2017 and 2016 due to the closure of our mortgage origination business in 2015.
Other Income
Other income includes royalty revenues earned by Diners Club, merchant fees, revenue from merchants related to reward programs, revenues from network partners and other miscellaneous revenue items. Other income remained flat for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Other income decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a gain on sale of securities in 2015.
Other Expense
The following table represents the components of other expense for the periods presented (dollars in millions):

	For the Years Ended December 31,			2017 vs. 2016 Increase (Decrease)		2016 vs. 2015 Increase (Decrease)
	2017	2016	2015	$	%	$	%
Employee compensation and benefits	$1,512	$1,379	$1,327	$133	10%	$52	4%
Marketing and business development	776	731	745	45	6%	(14)	(2)%
Information processing and communications	315	339	349	(24)	(7)%	(10)	(3)%
Professional fees	655	605	610	50	8%	(5)	(1)%
Premises and equipment	99	95	95	4	4%	—	—%
Other expense	424	435	489	(11)	(3)%	(54)	(11)%
Total other expense	$3,781	$3,584	$3,615	$197	5%	$(31)	(1)%

Total other expense increased $197 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily driven by an increase in employee compensation and benefits, professional fees, marketing and business development costs, offset by a decrease in information processing and communications. The increase in employee compensation and benefits was driven by the impact of additional headcount for regulatory and compliance needs and business growth, higher average salaries and a one-time special bonus for eligible employees in response to the recent TCJA in 2017. The increase in professional fees was driven primarily by investments in technology and infrastructure, offset by the completion of a look back project related to anti-money laundering remediation in 2016. The increase in marketing and business development was primarily the result of higher brand advertising and loan acquisition costs that contributed to loan growth. The decrease in information processing and communications was primarily the result of infrastructure efficiencies.

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
Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.1	2.7	2.5
Revaluation of net deferred tax assets and other investments due to tax reform(1)	5.1	—	—
Tax credits	(1.3)	(1.8)	(1.0)
Other	(1.2)	(1.4)	(0.1)
Effective income tax rate	40.7%	34.5%	36.4%

Income tax expense	$1,438	$1,263	$1,315

(1)	See Note 3: Investments — Other Investments to our consolidated financial statements for a description of these investments.
For the year ended December 31, 2017, income tax expense increased $175 million, or 13.9%, and the effective income tax rate increased 6.2% as compared to the year ended December 31, 2016. The increase in both the effective tax rate and income tax expense is primarily due to the revaluation of net deferred tax assets and certain investments as a result of a reduction in the U.S. federal statutory income tax rate from 35% to 21% under the TCJA. Potential technical corrections and administrative guidance from the Internal Revenue Service related to the new legislation could result in future adjustments.
Income tax expense decreased $52 million, or 4.0%, and the effective income tax rate decreased 1.9% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in rates is primarily due certain tax credits, a settlement with the United States Congress Joint Committee on Taxation and the resolution of certain federal and state tax matters in 2016.
Liquidity and Capital Resources
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a liquidity portfolio comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities, and borrowing capacity through private term asset-backed securitizations. In addition, we have unused capacity with the Federal Reserve discount window, which provides another source of contingent liquidity.
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At December 31, 2017, we had $39.4 billion of direct-to-consumer deposits and $19.4 billion of brokered and other deposits.
Credit Card Securitization Financing
We use the securitization of credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”), through which we issue DCENT DiscoverSeries notes in both public and private transactions. From time to time, we may add credit card receivables to these trusts to create sufficient funding capacity for future securitizations while managing seller’s interest. We retain significant exposure to the performance of trust assets through holdings of the seller’s interest and subordinated security classes of DCENT.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization”, which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust; the period of ultimate repayment would be determined by the amount and timing of collections received. An early amortization event would impair our liquidity, and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of December 31, 2017, the DiscoverSeries three-month rolling average excess spread was 13.51%.
We may elect to add receivables to the restricted pool of receivables, subject to certain requirements. Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by us). If the level of receivables in the trust were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller’s interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller’s interest requirement, an early amortization (or repayment) of investors’ interests would be triggered. No accounts were added to those restricted for securitization investors during the year ended December 31, 2017.
At December 31, 2017, we had $16.0 billion of outstanding public asset-backed securities and $5.1 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At December 31, 2017	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$15,926	$3,524	$8,682	$2,400	$1,320

The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule, which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of the Financial Accounting Standards Board Accounting

Standards Codification Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 1, 2009. Other legislative and regulatory developments may, however, impact our ability and/or desire to issue asset-backed securities in the future.
Other Long-Term Borrowings—Student Loans
At December 31, 2017, we had $620 million of remaining principal balance outstanding on securitized debt assumed as part of the acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

Principal Amount Outstanding
At December 31, 2017
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2019-2027	$2,900
Discover Financial Services (Parent Company) fixed-rate retail notes maturing 2018-2031	$308
Discover Bank fixed-rate senior bank notes, maturing 2018-2026	$6,150
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2020	$700

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At December 31, 2017, there were no outstanding balances in the federal funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed undrawn borrowing capacity through privately placed asset-backed securitizations. At December 31, 2017, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress testing results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational testing purposes.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2017, Discover Bank had $29.2 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.

Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank, the purchase of investment securities for our liquidity portfolio, working capital, and debt and capital service. We assess funding uses and liquidity needs under stressed and normal operating conditions, considering primary uses of funding, such as on-balance sheet loans, and contingent uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under stress, we conduct liquidity stress testing to assess the impact of idiosyncratic, systemic, and hybrid (idiosyncratic and systemic) scenarios with varying levels of liquidity risk reflecting a range of stress severity.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including those for securitizations and unsecured senior and subordinated debt, may be affected by the credit ratings of DFS, Discover Bank and the securitization trusts. Downgrades in these credit ratings could result in higher interest expense on our unsecured debt and asset securitizations, as well as higher collateral enhancement requirements for both our public and private asset securitizations. In addition to increased funding costs, deterioration in credit ratings could reduce our borrowing capacity in the unsecured debt and asset securitization capital markets.
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At December 31, 2017, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if Discover Bank’s credit ratings were reduced below investment grade, Discover Bank would be required to post additional collateral, which, as of December 31, 2017, would have been $33 million. DFS (Parent Company) had no outstanding derivatives as of December 31, 2017, therefore, no collateral was required.
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Our credit ratings are summarized in the following table:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Ba1	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Positive	Stable	Stable
Discover Bank
Senior unsecured debt	Baa3	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Positive	Stable	Stable
Subordinated debt	Ba1	BBB-	BBB
Discover Card Execution Note Trust
Class A(1)	Aaa(sf)	AAA(sf)	AAA(sf)

(1)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under stressed and normal operating conditions. In addition to the funding sources discussed in the previous section, we also maintain highly liquid, unencumbered assets in our liquidity portfolio that we expect to be able to convert to cash quickly and with little loss of value using either the repo market or outright sales.
We maintain a liquidity risk and funding management policy, which outlines the overall framework and general principles we follow in managing liquidity risk across our business. The policy is approved by the Board of Directors with the implementation responsibilities delegated to the Asset and Liability Management Committee (the “ALCO”). Additionally, we maintain a liquidity management framework document, which outlines the general strategies, objectives and principles we utilize to manage our liquidity position and the various liquidity risks inherent in our business model. We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors the liquidity risk profiles of DFS and Discover Bank and oversees any actions Corporate Treasury may take to ensure that we maintain ready access to our funding sources and sufficient liquidity to meet current and projected needs. In addition, the ALCO and our Board of Directors regularly review our compliance with our liquidity limits at DFS and Discover Bank, which are established in accordance with the liquidity risk appetite set by our Board of Directors.
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
Our primary contingent liquidity sources include our liquidity portfolio and private securitizations with unused borrowing capacity. In addition, we have unused capacity with the Federal Reserve discount window, which provides an additional source of contingent liquidity. We seek to maintain sufficient liquidity to be able to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In such an environment, we may also take actions to curtail the size of our balance sheet, which would reduce the need for funding and liquidity.
At December 31, 2017, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies or Government Sponsored Enterprises. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our Statement of Financial Condition as well as operational requirements and market conditions.
At December 31, 2017, our liquidity portfolio and undrawn credit facilities were $48.7 billion, which was $5.9 billion higher than the balance at December 31, 2016. During the year ended December 31, 2017, the average balance of our liquidity portfolio was $15.2 billion.

	December 31,
	2017	2016
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$12,213	$11,103
Investment securities(2)	1,347	1,532
Total liquidity portfolio	13,560	12,635
Private asset-backed securitizations(3)	6,000	6,000
Primary liquidity sources	19,560	18,635
Federal Reserve discount window(3)	29,153	24,194
Total liquidity portfolio and undrawn credit facilities	$48,713	$42,829

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $48 million and $73 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2017 and 2016, respectively.

(3)	See “— Additional Funding Sources” for additional information.

Bank Holding Company Liquidity
The primary uses of funds at the unconsolidated DFS level include debt service obligations (interest payments and return of principal) and capital service and management activities, which include dividend payments on capital instruments and the periodic repurchase of shares of our common stock. Our primary sources of funds at the bank holding company level include the proceeds from the issuance of unsecured debt and capital securities, as well as dividends from our subsidiaries, particularly Discover Bank. Under periods of idiosyncratic or systemic stress, the bank holding company could lose or experience impaired access to the capital markets. In addition, our regulators have the discretion to restrict dividend payments from Discover Bank to the bank holding company.
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred stock dividend payments and debt service obligations using existing cash resources. At December 31, 2017, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
We structure our debt maturity schedule to minimize the amount of debt maturing at the bank holding company within a short period of time. See Note 9: Long-Term Borrowings to our consolidated financial statements for further information regarding our debt. Our ALCO and Board of Directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our Board.
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
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued the Basel III rules applicable to DFS and Discover Bank. Under those rules, DFS and Discover Bank are classified as “Standardized Approach” entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Additional phase-in requirements related to components of the final capital rules will become effective through 2019. The Basel III rules include new minimum and “well-capitalized” risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes “capital” for purposes of calculating those ratios of which certain requirements are subject to phase-in periods through the end of 2018 (the “transition period”). During the transition period, the effects of the changes to capital (i.e., certain deductions and adjustments) are recognized in 20% increments from 2015 through 2018. For example, one of the deductions from CET1 capital, goodwill and intangibles, was subject to a 40% of total deduction in 2015 that increased to 60% in 2016 and so on, until reaching 100% deduction of total in 2018. For additional information regarding the risk-based capital and leverage ratios, see Note 17: Capital Adequacy to our consolidated financial statements.
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
The Basel III rules provide for a number of the deductions from and adjustments to CET1, to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15%. In September 2017, federal banking regulators issued a notice of proposed rulemaking that would, among other things, revise certain capital requirements for Standardized Approach banks by raising the 10% of CET1 deduction threshold for certain items to 25% and eliminating the 15% combined deduction threshold applying to these items. These proposed changes are open for public comment and have not yet been implemented.
Basel III also requires disclosures relating to market discipline. This series of disclosures is commonly referred to as “Pillar 3.” The objective is to increase transparency of capital requirements for banking organizations. We are required to make prescribed regulatory disclosures on a quarterly basis regarding our capital structure, capital adequacy, risk exposures and risk-weighted assets. The Pillar 3 disclosures are made publicly available on our website in a report called “Basel III Regulatory Capital Disclosures.”
At December 31, 2017, DFS and Discover Bank met the requirements for “well-capitalized” status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
As discussed in Note 17: Capital Adequacy to our consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules. We believe that providing an estimate of our capital position based on the Basel III fully phased-in rules is important to complement the existing capital ratios and for comparability to other financial institutions. In addition, we disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders’ equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of December 31, 2017, the CET1 capital ratio calculated under Basel III fully phased-in rules and tangible common equity are not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, they are considered to be non-GAAP financial measures. Other financial services companies may also disclose this ratio and metric and definitions may vary, so we advise users of this information to exercise caution in comparing this ratio and metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	December 31,
	2017	2016
Total common stockholders’ equity(1)	$10,329	$10,763
Less: Goodwill	(255)	(255)
Less: Intangible assets, net	(163)	(166)
Tangible common equity	$9,911	$10,342

(1)	Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.

The following table provides a reconciliation of CET1 capital calculated under Basel III transition rules to CET1 capital and risk-weighted assets calculated under fully phased-in Basel III rules (dollars in millions):

December 31, 2017
Common equity Tier 1 capital (Basel III transition)	$10,114
Adjustments related to capital components during transition(1)	(27)
Common equity Tier 1 capital (Basel III fully phased-in)	$10,087

Risk-weighted assets (Basel III fully phased-in)(2)	$86,795
Common equity Tier 1 capital ratio (Basel III fully phased-in)	11.6%

(1)	Adjustments related to capital components for fully phased-in Basel III include the phase-in of the intangible asset exclusion.

(2)	Key differences under fully phased-in Basel III rules in the calculation of risk-weighted assets include higher risk weighting for past-due loans and unfunded commitments.
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
We recently declared a quarterly cash dividend on our common stock of $0.35 per share, payable on March 8, 2018 to holders of record on February 22, 2018, which is consistent with the dividend amount that we paid in the third and fourth quarters of 2017. We also pay dividends on our preferred stock. On December 1, 2017, we redeemed all outstanding shares of our Series B 6.50% perpetual preferred stock. Prior to redeeming the Series B preferred shares, we issued on October 31, 2017, new perpetual preferred shares (Series C) in the amount of $570 million. The Series C preferred stock pays semi-annual dividends at a fixed annual rate of 5.50% until October 30, 2027, after which it would pay quarterly dividends at a floating rate of three-month LIBOR plus 3.076%. We recently declared a semi-annual cash dividend on our Series C preferred stock of $2,750 per share, equal to $27.50 per depositary share, payable on April 30, 2018 to holders of record on April 13, 2018.
On July 25, 2017, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.8 billion of our outstanding shares of common stock. The program expires on October 31, 2018 and may be terminated at any time. This program replaced the prior $2.5 billion share repurchase program, which had $562 million of remaining authorization. During the year ended December 31, 2017, we repurchased approximately 32 million shares, or 8%, of our outstanding common stock for $2.1 billion. We expect to continue to make share repurchases under our repurchase program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including non-objection from the Federal Reserve as described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period, no dividend may be declared or paid or set aside for payment on our common stock. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. Further, also noted above, current or future regulatory initiatives may require us to hold more capital in the future. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future. For more information, including conditions and limits on our ability to pay dividends and repurchase our stock, see “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases,” “Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock” and “— We are a holding company and depend on payments from our subsidiaries” and Note 17: Capital Adequacy to our consolidated financial statements.
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

		Payments Due By Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
At December 31, 2017
Deposits(1)(2)	$58,764	$42,562	$9,128	$4,368	$2,706
Borrowings(3)	26,326	5,272	10,704	3,815	6,535
Operating leases	94	13	23	17	41
Interest payments on fixed-rate debt	2,404	540	1,046	431	387
Purchase obligations(4)	885	507	349	27	2
Other liabilities(5)	348	147	48	36	117
Total contractual obligations	$88,821	$49,041	$21,298	$8,694	$9,788

(1)
Deposits do not include interest payments because payment amounts and timing cannot be reasonably estimated as certain deposit accounts have early withdrawal rights and the option to roll interest payments into the balance.

(2)	Deposits due in less than one year include deposits with indeterminate maturities.

(3)
See Note 9: Long-Term Borrowings to our consolidated financial statements for further discussion. Total future payment of interest charges for the floating-rate notes is estimated to be $551 million as of December 31, 2017, utilizing the current interest rates as of that date.

(4)
Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license, telecommunications agreements and global acceptance contracts. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at December 31, 2017 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.

(5)
Other liabilities include our expected future contributions to our pension plan, the contingent liability associated with our other investments accounted for under the equity method and a commitment to purchase certain when-issued mortgage-backed securities under an agreement with the Delaware State Housing Authority as part of our community reinvestment initiatives.

As of December 31, 2017 our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $123 million and approximately $27 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty have been excluded from the contractual obligations table. See Note 15: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.

We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards, provided there is no violation of conditions established in the related agreement. At December 31, 2017, our unused credit arrangements were approximately $190.2 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates.
Interest Rate Risk
We borrow money from a variety of depositors and institutions in order to provide loans to our customers, as well as invest in other assets and our business. These loans and other assets earn interest, which we use to pay interest on the money borrowed. Our net interest income and, therefore, earnings, will be reduced if the interest rate earned on assets increases at a slower pace than the interest rate on our borrowings. Changes in interest rates and our competitors’ responses to those changes may influence customer payment rates, loan balances or deposit account activity. As a result, we may incur higher funding costs, which has the potential to decrease earnings.
Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a financing portfolio that reflects our mix of variable- and fixed-rate assets. To the extent that the repricing characteristics of the assets and liabilities in a particular portfolio are not sufficiently matched, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or liability from fixed- to floating-rate or from floating- to fixed-rate. See Note 21: Derivatives and Hedging Activities to our consolidated financial statements for information on our derivatives activity.
We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100 basis point change in interest rates relative to market consensus expectations as of the beginning of the period. The sensitivity is based upon the hypothetical assumption that all relevant types of interest rates would change instantaneously, simultaneously and to the same degree.
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At December 31, 2017, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point increase in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis, are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented above. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term versus long-term rates, balance sheet design, competitor actions affecting pricing decisions in our loans and deposits, and strategic actions undertaken by management.
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2017, we estimate that net interest income over the following 12-month period would increase by approximately $179 million, or 2%. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2016, we estimated that net interest income over the following 12-month period would increase by approximately $201 million, or 3%. Assuming an immediate 100 basis point decrease in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2017, we estimate that net interest income over the following 12-month period would decrease by approximately $190 million, or 2%. As of December 31, 2016 we had not provided an estimate of any impact on net interest income of a decrease in interest rates as many of our interest rate sensitive assets and liabilities were tied to interest rates that were already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, could not have materially decreased further assuming U.S. market interest rates continued to remain above zero percent.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2017 of the Company and our report dated February 21, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Chicago, Illinois
February 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Chicago, Illinois
February 21, 2018

We have served as the Company’s auditor since the spin-off from its former parent company in 2007 and as Discover Bank’s (a wholly-owned subsidiary of the Company) auditor since 1985.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition

	December 31,
	2017	2016
	(dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$13,306	$11,914
Restricted cash	81	95
Investment securities (includes $1,395 and $1,605 at fair value at December 31, 2017 and 2016, respectively)	1,568	1,757
Loan receivables:
Loan receivables	84,248	77,254
Allowance for loan losses	(2,621)	(2,167)
Net loan receivables	81,627	75,087
Premises and equipment, net	825	734
Goodwill	255	255
Intangible assets, net	163	166
Other assets	2,262	2,300
Total assets	$100,087	$92,308
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$58,165	$51,461
Non-interest bearing deposit accounts	599	531
Total deposits	58,764	51,992
Long-term borrowings	26,326	25,443
Accrued expenses and other liabilities	4,105	3,550
Total liabilities	89,195	80,985
Commitments, contingencies and guarantees (Notes 15, 18 and 19)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 563,497,702 and 562,414,040 shares issued at December 31, 2017 and 2016, respectively	6	5
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 5,700 of Series C shares and 575,000 of Series B shares issued and outstanding and aggregate liquidation preference of $570 and $575 at December 31, 2017 and 2016, respectively	563	560
Additional paid-in capital	4,042	3,962
Retained earnings	16,687	15,130
Accumulated other comprehensive loss	(152)	(161)
Treasury stock, at cost; 205,577,507 and 173,648,023 shares at December 31, 2017 and 2016, respectively	(10,254)	(8,173)
Total stockholders’ equity	10,892	11,323
Total liabilities and stockholders’ equity	$100,087	$92,308

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities (“VIEs”) which are included in the consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of Discover Financial Services.

	December 31,
	2017	2016
	(dollars in millions)
Assets
Restricted cash	$81	$95
Loan receivables	$31,781	$33,016
Allowance for loan losses allocated to securitized loan receivables	$(998)	$(955)
Other assets	$5	$4
Liabilities
Long-term borrowings	$16,536	$16,411
Accrued expenses and other liabilities	$16	$15

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in millions, except per share amounts)
Interest income:
Credit card loans	$7,907	$7,155	$6,626
Other loans	1,560	1,361	1,243
Investment securities	27	38	49
Other interest income	154	62	27
Total interest income	9,648	8,616	7,945
Interest expense:
Deposits	846	687	623
Short-term borrowings	—	—	1
Long-term borrowings	802	711	639
Total interest expense	1,648	1,398	1,263
Net interest income	8,000	7,218	6,682
Provision for loan losses	2,579	1,859	1,512
Net interest income after provision for loan losses	5,421	5,359	5,170
Other income:
Discount and interchange revenue, net	1,052	1,055	1,117
Protection products revenue	223	239	261
Loan fee income	363	343	335
Transaction processing revenue	167	155	159
Gain on investments	3	—	9
Gain on origination and sale of mortgage loans	—	—	68
Other income	89	89	108
Total other income	1,897	1,881	2,057
Other expense:
Employee compensation and benefits	1,512	1,379	1,327
Marketing and business development	776	731	745
Information processing and communications	315	339	349
Professional fees	655	605	610
Premises and equipment	99	95	95
Other expense	424	435	489
Total other expense	3,781	3,584	3,615
Income before income tax expense	3,537	3,656	3,612
Income tax expense	1,438	1,263	1,315
Net income	$2,099	$2,393	$2,297
Net income allocated to common stockholders	$2,031	$2,339	$2,246
Basic earnings per common share	$5.43	$5.77	$5.14
Diluted earnings per common share	$5.42	$5.77	$5.13

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in millions)
Net income	$2,099	$2,393	$2,297
Other comprehensive income (loss), net of taxes
Unrealized loss on available-for-sale investment securities, net of tax	(2)	(3)	(23)
Unrealized gain (loss) on cash flow hedges, net of tax	23	7	(13)
Unrealized pension and post-retirement plan (loss) gain, net of tax	(12)	(5)	14
Other comprehensive income (loss)	9	(1)	(22)
Comprehensive income	$2,108	$2,392	$2,275

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(dollars in millions, shares in thousands)
Balance at December 31, 2014	575	$560	558,194	$5	$3,790	$11,467	$(138)	$(4,550)	$11,134
Net income	—	—	—	—	—	2,297	—	—	2,297
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,715)	(1,715)
Common stock issued under employee benefit plans	—	—	83	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	2,402	—	91	—	—	—	91
Dividends — common stock ($1.08 per share)	—	—	—	—	—	(477)	—	—	(477)
Dividends — Series B preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2015	575	560	560,679	5	3,885	13,250	(160)	(6,265)	11,275
Net income	—	—	—	—	—	2,393	—	—	2,393
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,908)	(1,908)
Common stock issued under employee benefit plans	—	—	81	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	1,654	—	73	—	—	—	73
Dividends — common stock ($1.16 per share)	—	—	—	—	—	(476)	—	—	(476)
Dividends — Series B preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2016	575	560	562,414	5	3,962	15,130	(161)	(8,173)	11,323
Net income	—	—	—	—	—	2,099	—	—	2,099
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(2,081)	(2,081)
Common stock issued under employee benefit plans	—	—	79	—	5	—	—	—	5
Common stock issued and stock-based compensation expense	—	—	1,005	1	75	—	—	—	76
Dividends — common stock ($1.30 per share)	—	—	—	—	—	(490)	—	—	(490)
Dividends — Series B preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Redemption of Series B preferred stock	(575)	(560)	—	—	—	(15)	—	—	(575)
Issuance of Series C preferred stock, net of issuance costs	6	563	—	—	—	—	—	—	563
Balance at December 31, 2017	6	$563	563,498	$6	$4,042	$16,687	$(152)	$(10,254)	$10,892

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in millions)
Cash flows from operating activities
Net income	$2,099	$2,393	$2,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,579	1,859	1,512
Depreciation and amortization	393	351	391
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(399)	(395)	(432)
Net loss (gain) on investments and other assets	55	57	(26)
Proceeds from sale of mortgage loans originated for sale	—	—	2,714
Net principal disbursed on mortgage loans originated for sale	—	—	(2,519)
Other, net	361	113	(8)
Changes in assets and liabilities:
Increase in other assets	(502)	(187)	(237)
Increase in accrued expenses and other liabilities	622	234	162
Net cash provided by operating activities	5,208	4,425	3,854

Cash flows from investing activities
Maturities and sales of available-for-sale investment securities	200	1,342	1,517
Purchases of available-for-sale investment securities	—	—	(677)
Maturities of held-to-maturity investment securities	16	24	17
Purchases of held-to-maturity investment securities	(40)	(56)	(37)
Net principal disbursed on loans originated for investment	(8,701)	(5,978)	(3,479)
Proceeds from returns of investment	17	—	—
Purchases of other investments	(65)	(51)	(51)
Decrease in restricted cash	14	4	7
Net purchases of premises and equipment	(218)	(179)	(167)
Proceeds from sale of subsidiaries	—	—	2
Net cash used for investing activities	(8,777)	(4,894)	(2,868)

Cash flows from financing activities
Net decrease in short-term borrowings	—	—	(113)
Proceeds from issuance of securitized debt	5,059	3,070	2,975
Maturities and repayment of securitized debt	(4,959)	(3,419)	(3,634)
Proceeds from issuance of other long-term borrowings	1,127	1,122	2,789
Maturities and repayment of other long-term borrowings	(404)	—	—
Proceeds from issuance of common stock	5	7	5
Purchases of treasury stock	(2,081)	(1,908)	(1,715)
Net increase in deposits	6,753	4,453	1,510
Proceeds from issuance of preferred stock	563	—	—
Payments on redemption of preferred stock	(575)	—	—
Dividends paid on common and preferred stock	(527)	(514)	(515)
Net cash provided by financing activities	4,961	2,811	1,302
Net increase in cash and cash equivalents	1,392	2,342	2,288
Cash and cash equivalents, at beginning of period	11,914	9,572	7,284
Cash and cash equivalents, at end of period	$13,306	$11,914	$9,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,396	$1,211	$1,070
Income taxes, net of income tax refunds	$1,424	$1,300	$1,341

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Background and Basis of Presentation
Description of Business
Discover Financial Services (“DFS” or the “Company”) is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company provides direct banking products and services and payment services through its subsidiaries. The Company offers its customers credit card loans, private student loans, personal loans, home equity loans and deposit products. The Company also operates the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale (“POS”) terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
The Company’s business activities are managed in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in business segment reporting, see Note 22: Segment Disclosures.
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
It is also the Company’s policy to consolidate any variable interest entity (“VIE”) for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) as well as two student loan securitization trusts. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, (i) the power to direct the activities that most significantly impact the economic performance of the trust, and (ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other VIE during the years ended December 31, 2017, 2016 and 2015.
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
Recently Issued Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits, but does not require, issuers to reclassify into retained earnings any tax effects that are stranded in accumulated other comprehensive income (“AOCI”) as a result of the change in the statutory federal tax rate enacted by the Tax Cuts and Jobs Act of 2017 (“TCJA”). Tax effects that are stranded in AOCI for other reasons, such as prior changes in tax law or changes in a valuation allowance, may not be reclassified directly through retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018. The Company is permitted to early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption, or (2) retrospectively to each period in which the effect of the change in the federal corporate income tax rate is recognized. The Company has not elected to early adopt the ASU as of December 31, 2017. The reclassification of stranded tax effects from AOCI to retained earnings will not be material to the Company’s consolidated statements of financial condition and will have no impact on the Company’s cash flows or consolidated statements of income.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments of ASU 2017-12 are intended to improve the financial reporting of hedging relationships to better reflect the economic results of an entity’s risk management activities through changes to both the designation and measurement guidance for qualifying hedges and the presentation of hedge results. The amendments expand an entity’s ability to apply hedge accounting for both financial and non-financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance and amends the disclosures about hedging activities. This ASU will become effective for the Company on January 1, 2019, with early adoption permitted. Management has elected to adopt this standard effective January 1, 2018. Accordingly, the Company will make certain changes relative to its hedging activities effective January 1, 2018. For cash flow hedges and select fair value hedges existing at adoption, the Company will perform separate cumulative-effect adjustments to (a) AOCI and (b) the basis adjustment for select hedged items, respectively. Both adjustments will result in separate corresponding adjustments to the opening balance of retained earnings as of January 1, 2018. Management does not expect the amendments to have a material impact to the financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to simplify the test for goodwill impairment by eliminating Step 2 of the current impairment test. Under the current rules, if the reporting unit’s carrying value exceeds its fair value (Step 1), goodwill impairment is measured as the difference between the carrying value of goodwill and its implied fair value. To compute the implied fair value of goodwill under Step 2, an entity has to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new standard, the Company will perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU apply to the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU apply on a prospective basis. All of the Company’s recorded goodwill is associated with its PULSE debit business. This ASU has no impact on cash flows, and its adoption is not expected to have any impact on the Company’s financial condition or results of operations because the estimated fair value of the PULSE reporting unit is well in excess of its carrying value. The Company did not early adopt this standard in 2017, but is still evaluating whether it will adopt this standard prior to the 2020 effective date.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Whereas restricted cash balances have traditionally been excluded from the statement of cash flows, this ASU requires restricted cash and restricted cash equivalents to be included within the beginning and ending totals of cash, cash equivalents and restricted cash presented on the statement of cash flows for all periods presented. Restricted cash and restricted cash equivalent inflows and outflows with external parties are required to be classified within the operating, investing, and/or financing activity sections of the statement of cash flows whereas transfers between cash and cash equivalents and restricted cash and restricted cash equivalents should no longer be presented on the statement of cash flows. ASU 2016-18 also requires the nature of the restrictions to be disclosed to help provide information about the sources and uses of these balances during a reporting period and a reconciliation of the cash, cash equivalents and restricted cash totals on the statement of cash flows to the related balance sheet line items when cash, cash equivalents, and restricted cash are presented in more than one line item on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements and must be provided for each period that a balance sheet is presented. The ASU will become effective for the Company on January 1, 2018 and is not expected to have a material impact to the Company’s statement of cash flows. The Company is fully prepared to incorporate restricted cash within its statement of cash flows beginning with its financial statements as of and for the period ending March 31, 2018.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss model with the current expected credit loss (“CECL”) approach. For loans carried at amortized cost, the allowance for loan losses will be based on management’s current estimate of all expected credit losses over the remaining contractual term of the loans. Upon the origination of a loan, the Company will have to record its estimate of all expected credit losses on that loan through an immediate charge to earnings. Updates to that estimate each period will be recorded through provision expense. The CECL estimate is to be based on historical experience, current conditions and reasonable and supportable forecasts. No specific method for estimating credit loss is mandated, permitting companies to use judgment in selecting the approach that is most appropriate in their circumstances.
The CECL approach is expected to affect the Company’s allowance for loan losses as a result of: (1) encompassing expected losses, not simply those deemed to be already incurred, (2) extending the loss estimate period over the entire life of the loan, and (3) reclassification of the credit loss component of the purchased credit-impaired ("PCI") loan portfolio out of loan carrying value and into the allowance for loan losses. All loans carried at amortized cost, including PCI loans and loans modified in a troubled debt restructuring (“TDR”) will be measured under the CECL approach. Existing specialized measurement guidance for PCI loans, which the ASU refers to as purchased credit-deteriorated ("PCD"), and TDRs will be eliminated, although certain separate disclosure guidance will be retained. Measurement of credit impairment of available-for-sale debt securities will generally remain unchanged under the new rules, but any such impairment will be recorded through an allowance, rather than a direct write-down of the security.
The ASU is effective beginning January 1, 2020, with early adoption permitted no sooner than January 1, 2019. Management is not considering early adoption at this time. On the date of adoption, the allowance for loan losses will be adjusted to the CECL estimate for loans held at that date with an offsetting adjustment to retained earnings. Additionally, the carrying value of PCD loans will be increased through an offsetting addition to the allowance for loan losses for the CECL estimate on those loans. The CECL allowance will be re-evaluated in subsequent periods and adjusted through provision expense as needed. The Company is actively engaged in cross-functional implementation efforts and planning for loss modeling requirements consistent with lifetime expected loss estimates. The Company has also been involved in efforts to identify and resolve various implementation issues specific to the application of the standard to credit card receivables. Adoption of the standard has the potential to materially impact regulatory capital as well as how the Company records and reports its financial condition and results of operations. The extent of the impact upon adoption will likely depend on the characteristics of the Company's loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The guidance in this ASU provides clarification on the principal versus agent concept in relation to revenue recognition guidance issued as part of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 requires a company to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. ASU 2016-08 provides clarification for identifying the good, service or right being transferred in a revenue transaction and identifies the principal as the party that controls the good, service or right prior to its transfer to the customer. The ASU provides further clarity on how to evaluate control in this context. This guidance will become effective for the Company on January 1, 2018, along with ASU 2014-09, discussed below. Management has concluded that this ASU does not result in any change to the accounting or reporting of the Company's revenue arrangements that involve a principal-agent relationship. Therefore, its adoption will have no impact on the Company's financial condition, results of operations or cash flows. The Company is fully prepared to apply the new principal-agent guidance as of January 1, 2018.
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

Lessor accounting also remains substantially unchanged by the new standard. The new guidance will become effective for the Company on January 1, 2019, and management does not expect it to have a material impact on the financial statements.
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
This ASU establishes a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. ASU Topic 606 does not apply to rights or obligations associated with financial instruments (for example, interest income from loans or investments, or interest expense on debt), and therefore the Company’s net interest income should not be affected. The Company’s revenue from discount and interchange, protection products, transaction processing and certain fees are within the scope of these rules. Management has followed the discussions of the FASB subsequent to the issuance of the ASU, and evaluated the conclusions published by its Transition Resource Group (“TRG”), specifically those pertaining to how the new revenue recognition rules should be interpreted for credit card arrangements, loyalty programs, and transaction processing arrangements. Those discussions support the conclusion that timing and measurement of fee revenues associated with the Company’s credit card arrangements and costs associated with the Company’s credit card reward programs will not be impacted by the new rules. The FASB TRG discussions and guidance also support the conclusion that the timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, will remain substantially unchanged under the new accounting model. This conclusion covers the vast majority of the Company’s revenue that is within the scope of the new standard.
As permitted by the ASU, management has elected to adopt this standard using a modified retrospective approach, which means that the cumulative effect of initially applying the standard is recognized at the date of initial application through an adjustment to beginning retained earnings, but no restatement of prior periods is made. Based on its evaluations, management has concluded that no adjustment to beginning retained earnings is required as of January 1, 2018, the date of adoption. The Company is fully prepared to apply the new revenue recognition guidance effective January 1, 2018.
Business Dispositions
On June 16, 2015, the Company announced the closing of the mortgage origination business it acquired in 2012, which was part of its Direct Banking segment. The disposition represented the exiting of an ancillary business and did not have a major impact on the Company’s operations.

2.	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments, with maturities of 90 days or less when purchased. Cash and cash equivalents included $1.3 billion and $1.2 billion of cash and due from banks and $12.0 billion and $10.7 billion of interest-earning deposits at other banks at December 31, 2017 and 2016, respectively.

Restricted Cash
Restricted cash includes cash for which the Company’s ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2017, investment securities consisted of U.S. Treasury obligations, mortgage-backed securities issued by government agencies and debt instruments issued by states and political subdivisions of states. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of AOCI included in stockholders’ equity. The Company estimates the fair value of available-for-sale investment securities as more fully discussed in Note 20: Fair Value Measurements. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with GAAP applicable for investments in debt and equity securities. Realized gains and losses and the credit loss portion of other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.
Loan Receivables
Loan receivables consist of credit card receivables, other loans and PCI loans. Loan receivables also include unamortized net deferred loan origination fees and costs (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). Credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees and are reduced for unearned revenue related to balance transfer fees (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). Other loans consist of student loans, personal loans and other loans and are reported at their principal amounts outstanding. For student loans, principal amounts outstanding also include accrued interest that has been capitalized. The Company’s loan receivables are deemed to be held for investment at origination or acquisition because management has the intent and ability to hold them for the foreseeable future. Cash flows associated with loans originated or acquired for investment are classified as cash flows from investing activities, regardless of a subsequent change in intent.
Purchased Credit-Impaired Loans
PCI loans are loans acquired at prices which reflected a discount related to deterioration in individual loan credit quality since origination. The Company’s PCI loans are comprised entirely of acquired private student loans.
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

The estimate of cash flows expected to be collected is evaluated each reporting period to ensure it reflects management’s latest expectations of future credit losses and borrower prepayments, and interest rates in effect in the current period. To the extent expected credit losses increase after the acquisition dates, the Company will record an allowance for loan losses through the provision for loan losses, which will reduce net income. Changes in expected cash flows related to changes in prepayments or interest rate indices for variable rate loans generally are recorded prospectively as adjustments to interest income.
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
The Company’s net charge-offs include the principal amount of loans charged off less principal recoveries and exclude charged-off interest and fees, recoveries of interest and fees and fraud losses.
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
Allowance for Loan Losses
The Company maintains an allowance for loan losses at a level that is appropriate to absorb probable losses inherent in the loan portfolio. The estimate of probable incurred losses considers uncollectible principal, interest and fees associated with the Company’s loan receivables. The allowance is evaluated quarterly for appropriateness and is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance. Charge-offs of loan balances representing unpaid interest and fees result in a reversal of interest and fee income, respectively, which is effectively a reclassification of provision of loan losses (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”).
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
Loan receivables, other than PCI loans, that have been modified under a troubled debt restructuring are evaluated separately from the pools of receivables that are subject to the collective analyses described above. Loan receivables modified in a troubled debt restructuring are recorded at their present values with impairment measured as the difference between the recorded investment in the loan and the discounted present value of cash flows expected to be collected. Consistent with the Company’s measurement of impairment of modified loans on a pooled basis, the discount rate used for credit card loans in internal programs is the average current annual percentage rate applied to non-impaired credit card loans, which approximates what would have applied to the pool of modified loans prior to modification. The discount rate used for credit card loans in external programs reflects a rate that is consistent with rates offered to cardmembers not in a program that have similar risk characteristics. For student and personal loans, the discount rate used is the average contractual rate prior to modification. Changes in the present value are recorded in the provision for loan losses. All of the Company’s troubled debt restructurings, which are evaluated collectively on an aggregated (by loan type) basis, have a related allowance for loan losses.
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
Purchased software and capitalized costs related to internally developed software are amortized over their useful lives of three to ten years. Costs incurred during the application development stage related to internally developed software are capitalized. Costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria as defined in GAAP have been met, external direct costs incurred for materials and services used in developing or obtaining internal-use computer software and payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project) are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use. Capitalized software is included in premises and equipment, net in the Company’s consolidated statements of financial condition. See Note 6: Premises and Equipment for further information about the Company’s premises and equipment.
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
Goodwill
Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reported goodwill relates to PULSE, which it acquired in 2005. The Company’s goodwill impairment analysis is a two-step test. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying value including goodwill, goodwill is not impaired. If the carrying value including goodwill exceeds its fair value, goodwill is potentially impaired and the second step of the test becomes necessary. In the second step, the implied fair value of goodwill is derived and compared to the carrying amount of goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the fair values of all identifiable assets less the liabilities associated with the reporting unit. If the carrying value of goodwill allocated to the reporting unit exceeds its implied fair value, an impairment charge is recorded for the excess. No impairment was identified during the impairment test conducted at October 1, 2017.
Intangible Assets
The Company’s identifiable intangible assets consist of both amortizable and non-amortizable intangible assets. The Company’s amortizable intangible assets consist primarily of acquired customer relationships and certain trade name intangibles. All of the Company’s amortizable intangible assets are carried at net book value and are amortized over their estimated useful lives. The amortization periods approximate the periods over which the Company expects to generate future net cash inflows from the use of these assets. The Company’s policy is to amortize intangibles in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, where such pattern can be reasonably determined, as opposed to the straight-line basis. This method of amortization typically results in a greater portion of the intangible asset being amortized in the earlier years of its useful life.
All of the Company’s amortizable intangible assets, as well as other amortizable or depreciable long-lived assets such as premises and equipment, are subject to impairment testing when events or conditions indicate that the carrying value of the asset may not be fully recoverable from future cash flows. A test for recoverability is done by comparing the asset’s carrying value to the sum of the undiscounted future net cash inflows expected to be generated from the use of the asset over its remaining useful life. Impairment exists if the sum of the undiscounted expected future net cash inflows is less than the carrying amount of the asset. Impairment would result in a write-down of the asset to its estimated fair value. The estimated fair values of these assets are based on the discounted present value of the stream of future net cash inflows expected to be derived over the remaining useful lives of the assets. If an impairment write-down is recorded, the remaining useful life of the asset will be evaluated to determine whether revision of the remaining amortization or depreciation period is appropriate.
The Company’s non-amortizable intangible assets consist of the international transaction processing rights and brand-related intangibles included in the acquisition of Diners Club as well as the trade names acquired in The Student Loan Corporation (“SLC”) acquisition. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. All of the Company’s non-amortizable intangible assets are subject to a test for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As required by GAAP, if the carrying value of a non-amortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for non-amortizable intangible assets. No impairment was identified during the impairment test conducted at October 1, 2017.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost, net of estimated forfeitures, is recognized over the requisite service period. Awards to employees who are retirement-eligible at any point during the year are amortized over 12 months in accordance with the vesting terms that apply under those circumstances. No compensation cost is recognized for awards that are subsequently forfeited.
Advertising Costs
The Company expenses television and radio advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $219 million, $196 million and $198 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
Financial Instruments Used for Asset and Liability Management
The Company utilizes derivative financial instruments to manage its various exposures to changes in fair value of certain assets and liabilities, variability in future cash flows arising from changes in interest rates or other types of forecasted transactions, and changes in foreign exchange rates. All derivatives are carried at their estimated fair values on the Company’s consolidated statements of financial condition. Derivatives having gross positive fair values, inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivatives with gross negative fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. The methodologies used to estimate the fair values of these derivative financial instruments are described in Note 20: Fair Value Measurements. Collateral receivable or payable amounts associated with derivatives are not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits, respectively. Variation margin payments associated with derivative positions that are cleared through an exchange are legally characterized as settlements of the derivative positions. Such settlement payments are reflected as offsets to the associated derivatives balances recorded in other assets or in accrued expenses and other liabilities, instead of as collateral in other assets or deposits. The impact of settlement payments on the consolidated statements of financial condition is discussed in more detail in Note 21: Derivatives and Hedging Activities.
Certain of these instruments are designated and qualify for hedge accounting. A hedge is deemed effective to the extent that the change in fair value, cash flow, or net investment of the hedged item is offset by changes in the hedging instrument. If the change in the hedging instrument is more or less than the change in fair value, cash flow, or net investment of the hedged item, the difference is referred to as the ineffective portion of the hedge. Under cash flow hedge accounting, the effective portion of the change in the fair value of these derivative instruments is recognized in other comprehensive income (“OCI”). The change in fair value of these derivative instruments relating to the ineffective portion is recognized immediately in earnings. Amounts accumulated in OCI are reclassified to earnings in the period during which the hedged items affect income. Amounts are reclassified out of AOCI into earnings when a hedged net investment is either sold or substantially liquidated. Under fair value hedge accounting, changes in both (i) the fair values of the derivative instruments and (ii) the fair values of the hedged items relating to the risks being hedged, including net differences, if any (i.e., ineffectiveness), are recorded in interest expense. Certain other derivatives are not designated as hedges or do not qualify for hedge accounting; changes in the fair value of these derivatives are recorded in other income. These transactions are discussed in more detail in Note 21: Derivatives and Hedging Activities.
Accumulated Other Comprehensive Income
The Company records unrealized gains and losses on available-for-sale securities, changes in the fair value of cash flow hedges, and certain pension and foreign currency translation adjustments in OCI on an after-tax basis where applicable. Details of OCI, net of tax, are presented in the statement of comprehensive income, and a rollforward of AOCI is presented in the statement of changes in stockholders’ equity and Note 13: Accumulated Other Comprehensive Income.
Significant Revenue Recognition Accounting Policies
Loan Interest and Fee Income
Interest on loans is comprised largely of interest on credit card loans and is recognized based on the amount of loans outstanding and their contractual interest rate. Interest on credit card loans is included in loan receivables when billed to the customer. The Company accrues unbilled interest revenue each month from a customer’s billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in accrued interest receivable on the consolidated statements of financial condition. Interest on other loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable, which is included in other assets, in the consolidated statements of financial condition. Interest related to PCI loans is discussed in Note 4: Loan Receivables.
The Company recognizes fees (except balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the life of the related balance. As of December 31, 2017 and 2016, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $47 million and $41 million, respectively. Loan fee income consists of fees on credit card loans and includes late, cash advance, returned check and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2017 and 2016, the remaining unamortized deferred costs related to loan origination were $125 million and $74 million, respectively, and were recorded in loan receivables.
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
Discount and Interchange Revenue
The Company earns discount revenue from fees charged to merchants with whom the Company has entered into card acceptance agreements primarily for processing credit card purchase transactions. The Company earns acquirer interchange revenue from merchant acquirers on all Discover Network, Diners Club and PULSE transactions made by credit and debit cardholders at merchants with whom merchant acquirers have entered into card acceptance agreements for processing payment card transactions. The Company pays issuer interchange to network partners who have entered into contractual arrangements to issue cards on the Company’s networks as compensation for risk and other operating costs. The discount revenue or acquirer interchange is recognized as revenue, net of any associated issuer interchange cost, at the time the transaction is captured.
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the years ended December 31, 2017, 2016 and 2015, rewards costs amounted to $1.6 billion, $1.4 billion and $1.3 billion, respectively. The liability for customer rewards was $1.5 billion and $1.4 billion at December 31, 2017 and 2016, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Protection Products
The Company earns revenue related to fees received for products or services that are ancillary to the Company’s credit card and personal loans to its customers, including payment protection products and identity theft protection services. The amount of revenue recorded is based on the terms of the agreements and contracts with the third parties that provide these services. The Company recognizes this income over the customer agreement or contract period as earned.
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
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a specifically identifiable benefit is received by the Company in consideration for the payment and the fair value of such benefit can be reasonably estimated. If no such benefit is identified, then the entire payment is classified as contra-revenue and included in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $32 million and $25 million at December 31, 2017 and 2016, respectively.

3.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	December 31,
	2017	2016	2015
U.S. Treasury securities(1)	$672	$674	$1,273
U.S. government agency securities	—	—	494
States and political subdivisions of states	1	2	7
Residential mortgage-backed securities - Agency(2)	895	1,081	1,310
Total investment securities	$1,568	$1,757	$3,084

(1)	Includes $48 million, $73 million and $7 million of U.S. Treasury securities pledged as swap collateral as of December 31, 2017, 2016 and 2015, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2017
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$675	$—	$(3)	$672
Residential mortgage-backed securities - Agency	728	1	(6)	723
Total available-for-sale investment securities	$1,403	$1	$(9)	$1,395
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$1	$—	$—	$1
Residential mortgage-backed securities - Agency(3)	172	1	(1)	172
Total held-to-maturity investment securities	$173	$1	$(1)	$173

At December 31, 2016
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$676	$—	$(2)	$674
Residential mortgage-backed securities - Agency	934	2	(5)	931
Total available-for-sale investment securities	$1,610	$2	$(7)	$1,605
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	2	—	—	2
Residential mortgage-backed securities - Agency(3)	150	1	(1)	150
Total held-to-maturity investment securities	$152	$1	$(1)	$152

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company’s community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$—	$—	$672	$(3)
Residential mortgage-backed securities - Agency	27	$457	$(3)	$132	$(3)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	45	$56	$—	$38	$(1)

December 31, 2016
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$674	$(2)	$—	$—
Residential mortgage-backed securities - Agency	19	$586	$(5)	$—	$—
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	31	$61	$(1)	$—	$—

There were no losses related to other-than-temporary impairments during the years ended December 31, 2017, 2016 and 2015.
The following table provides information about proceeds from sales, recognized gains and losses and net unrealized gains and losses on available-for-sale securities (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Proceeds from the sales of available-for-sale investment securities	$—	$—	$899
Gains on sales of available-for-sale investment securities	$—	$—	$8
Net unrealized losses recorded in OCI, before-tax	$(3)	$(4)	$(37)
Net unrealized losses recorded in OCI, after-tax	$(2)	$(3)	$(23)

Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the tables below (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At December 31, 2017
Available-for-Sale—Amortized Cost
U.S. Treasury securities	$675	$—	$—	$—	$675
Residential mortgage-backed securities - Agency(1)	—	88	537	103	728
Total available-for-sale investment securities	$675	$88	$537	$103	$1,403

Held-to-Maturity—Amortized Cost
State and political subdivisions of states	$—	$—	$—	$1	$1
Residential mortgage-backed securities - Agency(1)	—	—	—	172	172
Total held-to-maturity investment securities	$—	$—	$—	$173	$173

Available-for-Sale—Fair Values
U.S. Treasury securities	$672	$—	$—	$—	$672
Residential mortgage-backed securities - Agency(1)	—	87	533	103	723
Total available-for-sale investment securities	$672	$87	$533	$103	$1,395

Held-to-Maturity—Fair Values
State and political subdivisions of states	$—	$—	$—	$1	$1
Residential mortgage-backed securities - Agency(1)	—	—	—	172	172
Total held-to-maturity investment securities	$—	$—	$—	$173	$173

(1)	Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At December 31, 2017
Available-for-Sale—Weighted-Average Yields(1)
U.S Treasury securities	0.91%	—%	—%	—%	0.91%
Residential mortgage-backed securities - Agency	—%	1.28%	1.92%	2.50%	1.92%
Total available-for-sale investment securities	0.91%	1.28%	1.92%	2.50%	1.44%

Held-to-Maturity—Weighted-Average Yields
State and political subdivisions of states	—%	—%	—%	5.45%	5.45%
Residential mortgage-backed securities	—%	—%	6.08%	2.72%	2.72%
Total held-to-maturity investment securities	—%	—%	6.08%	2.73%	2.73%

(1)	The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.

The following table presents interest on investment securities (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Taxable interest	$27	$38	$49
Tax exempt interest	—	—	—
Total income from investment securities	$27	$38	$49

Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the consolidated statements of financial condition. The portion of each investment’s operating results allocable to the Company is recorded in other expense within the consolidated statements of income. The Company reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. As of December 31, 2017, such adjustments resulting from tax reform were recorded to income tax expense. See Note 15: Income Taxes for more information. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of December 31, 2017 and 2016, the Company had outstanding investments in these entities of $297 million and $326 million, respectively, and related contingent liabilities of $66 million and $64 million, respectively. Of the above outstanding equity investments, the Company had $288 million and $270 million of investments related to affordable housing projects, which had $66 million and $64 million related contingent liabilities as of December 31, 2017 and 2016, respectively.

4.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI student loans.
The Company’s classes of receivables within the three portfolio segments are depicted in the table below (dollars in millions):

	December 31,
	2017	2016
Loan receivables
Credit card loans(1)	$67,291	$61,522
Other loans
Personal loans	7,374	6,481
Private student loans	7,076	6,393
Other	423	274
Total other loans	14,873	13,148
PCI loans(2)	2,084	2,584
Total loan receivables	84,248	77,254
Allowance for loan losses	(2,621)	(2,167)
Net loan receivables	$81,627	$75,087

(1)
Amounts include $21.2 billion and $20.8 billion underlying investors’ interest in trust debt at December 31, 2017 and 2016, respectively, and $9.9 billion and $10.8 billion in seller’s interest at December 31, 2017 and 2016, respectively.

(2)
Amounts include $0.8 billion and $1.4 billion of loans pledged as collateral against the notes issued from the SLC securitization trusts at December 31, 2017 and 2016, respectively. See Note 5: Credit Card and Student Loan Securitization Activities.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At December 31, 2017
Credit card loans(2)	$781	$751	$1,532	$693	$203
Other loans
Personal loans(3)	73	30	103	28	10
Private student loans (excluding PCI)(4)	134	33	167	33	2
Other	3	1	4	—	18
Total other loans (excluding PCI)	210	64	274	61	30
Total loan receivables (excluding PCI)	$991	$815	$1,806	$754	$233

At December 31, 2016
Credit card loans(2)	$655	$597	$1,252	$544	$189
Other loans
Personal loans(3)	55	19	74	18	8
Private student loans (excluding PCI)(4)	106	35	141	35	—
Other	1	1	2	—	19
Total other loans (excluding PCI)	162	55	217	53	27
Total loan receivables (excluding PCI)	$817	$652	$1,469	$597	$216

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $35 million, $31 million and $30 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers’ current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $72 million and $58 million of loans accounted for as troubled debt restructurings at December 31, 2017 and 2016, respectively.

(3)
Personal loans that are 90 or more days delinquent and accruing interest include $5 million and $2 million of loans accounted for as troubled debt restructurings at both December 31, 2017 and 2016, respectively.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $5 million and $3 million of loans accounted for as troubled debt restructurings at December 31, 2017 and 2016.

Information related to the net charge-offs in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	For the Years Ended December 31,
	2017		2016		2015
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$1,802	2.91%	$1,343	2.34%	$1,220	2.22%
Other loans
Personal loans	231	3.30%	151	2.55%	112	2.15%
Private student loans (excluding PCI)	83	1.21%	67	1.10%	56	1.07%
Other	3	0.75%	—	—%	1	0.79%
Total other loans	317	2.24%	218	1.78%	169	1.57%
Net charge-offs (excluding PCI)	$2,119	2.78%	$1,561	2.24%	$1,389	2.12%
Net charge-offs (including PCI)	$2,119	2.70%	$1,561	2.16%	$1,389	2.01%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.

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
The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At December 31, 2017
Credit card loans	82%	18%
Personal loans	95%	5%
Private student loans (excluding PCI)(1)	95%	5%

At December 31, 2016
Credit card loans	82%	18%
Personal loans	96%	4%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading “— Purchased Credit-Impaired Loans.”
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At December 31, 2017 and 2016, there were $29 million and $19 million, respectively, of private student loans, including PCI, in forbearance, respectively, representing 0.5% and 0.3%, respectively of total student loans in repayment and forbearance.

Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses for the periods presented (dollars in millions):

	For the Year Ended December 31, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	2,159	332	93	(5)	2,579
Deductions
Charge-offs	(2,263)	(258)	(94)	(3)	(2,618)
Recoveries	461	27	11	—	499
Net charge-offs	(1,802)	(231)	(83)	(3)	(2,119)
Other(2)	—	—	(6)	—	(6)
Balance at end of period	$2,147	$301	$162	$11	$2,621

	For the Year Ended December 31, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	1,579	196	82	2	1,859
Deductions
Charge-offs	(1,786)	(172)	(76)	—	(2,034)
Recoveries	443	21	9	—	473
Net charge-offs	(1,343)	(151)	(67)	—	(1,561)
Balance at end of period	$1,790	$200	$158	$19	$2,167

	For the Year Ended December 31, 2015
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,474	$120	$135	$17	$1,746
Additions
Provision for loan losses	1,300	147	64	1	1,512
Deductions
Charge-offs	(1,660)	(129)	(65)	(1)	(1,855)
Recoveries	440	17	9	—	466
Net charge-offs	(1,220)	(112)	(56)	(1)	(1,389)
Balance at end of period	$1,554	$155	$143	$17	$1,869

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$353	$275	$278
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$89	$69	$71

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At December 31, 2017
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,921	$269	$112	$4	$2,306
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	226	32	21	7	286
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	29	—	29
Total allowance for loan losses	$2,147	$301	$162	$11	$2,621
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$65,975	$7,263	$6,939	$370	$80,547
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,316	111	137	53	1,617
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,084	—	2,084
Total recorded investment	$67,291	$7,374	$9,160	$423	$84,248

At December 31, 2016
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,623	$179	$105	$3	$1,910
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	167	21	18	16	222
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	35	—	35
Total allowance for loan losses	$1,790	$200	$158	$19	$2,167
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$60,437	$6,400	$6,307	$219	$73,363
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,085	81	86	55	1,307
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,584	—	2,584
Total recorded investment	$61,522	$6,481	$8,977	$274	$77,254

(1)	Includes both PCI and non-PCI private student loans.

(2)
Loan receivables evaluated for impairment in accordance with Accounting Standards Codification (“ASC”) 310-10-35 include credit card loans, personal loans and student loans collectively evaluated for impairment in accordance with ASC Subtopic 310-40, Receivables, which consists of modified loans accounted for as troubled debt restructurings. Other loans are individually evaluated for impairment and generally do not represent troubled debt restructurings.

(3)
The unpaid principal balance of credit card loans was $1.1 billion and $0.9 billion at December 31, 2017 and 2016 respectively. The unpaid principal balance of personal loans was $109 million and $79 million at December 31, 2017 and 2016, respectively. The unpaid principal balance of student loans was $135 million and $84 million at December 31, 2017 and 2016, respectively. All loans accounted for as troubled debt restructurings have a related allowance for loan losses.

Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, personal loan and student loan borrowers who may be experiencing financial hardship. The Company continually evaluates new programs to determine which of them meet the definition of a troubled debt restructuring. The internal loan modification programs include both temporary and permanent programs which vary by product. External loan modification programs are also available for credit card and personal loans. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance, result in the loans being considered individually impaired. In addition, loans that defaulted or graduated from modification programs or forbearance are considered to be individually impaired.
For credit card customers, the Company offers temporary hardship programs consisting of an interest rate reduction and in some cases a reduced minimum payment, both lasting for a period no longer than 12 months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent modification program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes permanent loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. Modified credit card loans that are deemed to meet the definition of troubled debt restructurings include loans in both temporary and permanent programs.
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

Additional information about modified loans classified as troubled debt restructurings is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Year Ended December 31, 2017
Credit card loans(3)	$1,159	$107	$86
Personal loans	$94	$10	$4
Private student loans(4)	$113	$8	$—

For the Year Ended December 31, 2016
Credit card loans(3)	$1,035	$88	$77
Personal loans	$73	$8	$3
Private student loans(4)	$63	$4	$—

For the Year Ended December 31, 2015
Credit card loans(3)	$1,018	$82	$75
Personal loans	$62	$7	$2
Private student loans	$43	$3	N/A

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

(3)
Includes credit card loans that were modified in troubled debt restructurings, but are no longer enrolled in a troubled debt restructuring program due to noncompliance with the terms of the modification or due to successful completion of a program after which charging privileges may be reinstated based on customer-level evaluation. The average balance of credit card loans that were no longer enrolled in a troubled debt restructuring program was $339 million, $282 million and $261 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

(4)
As a result of the updates implemented in the third quarter of 2016, some student loans accounted for as troubled debt restructurings have additional gross income that would have been recorded if the loans in modification programs had not been restructured and interest had instead been recorded in accordance with the original terms. For the years ended December 31, 2017 and 2016, the gross income that would have been recorded with original terms for student loans in modification program was not material.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the years ended December 31, 2017, 2016 and 2015, the Company quantified the amount by which interest and fees were reduced during the periods. During the years ended December 31, 2017, 2016 and 2015, the Company forgave approximately $40 million, $34 million and $44 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Years Ended December 31,
	2017		2016		2015
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	133,139	$776	95,881	$565	83,479	$493
Personal loans	6,567	$82	4,606	$52	4,243	$50
Private student loans	3,942	$69	2,792	$49	1,362	$20

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a troubled debt restructuring during the 15 months preceding the end of each period (dollars in millions):

	For the Years Ended December 31,
	2017		2016		2015
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	34,210	$183	23,388	$123	18,299	$96
Personal loans(2)	1,915	$25	940	$11	644	$7
Private student loans(3)	939	$16	777	$12	1,103	$16

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the years ended December 31, 2017, 2016 and 2015, approximately 37%, 37% and 40%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan losses analysis discussed above under “— Allowance for Loan Losses.”
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at December 31, 2017 and 2016. Total PCI student loans had an outstanding balance of $2.2 billion and $2.7 billion, including accrued interest, and a related carrying amount of $2.1 billion and $2.6 billion, as of December 31, 2017 and 2016, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$796	$965	$1,341
Accretion into interest income	(159)	(185)	(220)
Other changes in expected cash flows	32	16	(156)
Balance at end of period	$669	$796	$965

Periodically the Company updates the estimate of cash flows expected to be collected based on management’s latest expectations of future credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, the Company recorded $8 million of provision expense due to higher expected losses on its pools. The allowance for PCI loan losses at December 31, 2017 and 2016 was $29 million and $35 million, respectively with the decrease driven by reserve changes on PCI pools having no remaining non-accretable difference. For the years ended December 31, 2017 and 2016, increase in accretable yield was primarily driven by increases in the rates on variable loans. For the year ended December 31, 2015, the changes to the expected cash flow assumptions resulted in a decrease in accretable yield due primarily to changes in expected future prepayments based on model updates and assumptions changes as well as actual borrower prepayments. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.

At December 31, 2017, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 3.24% and 0.93%, respectively. At December 31, 2016, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.88% and 0.87%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the years ended December 31, 2017, 2016 and 2015 was 0.71%, 0.52% and 0.55%, respectively.
Geographical Distribution of Loans
The Company originates credit card loans throughout the United States. The geographic distribution of the Company’s credit card loan receivables was as follows (dollars in millions):

	December 31,
	2017		2016
	$	%	$	%
California	$6,006	8.9%	$5,317	8.6%
Texas	5,664	8.4	5,156	8.4
New York	4,701	7.0	4,295	7.0
Florida	4,262	6.3	3,793	6.2
Illinois	3,624	5.4	3,350	5.4
Pennsylvania	3,481	5.2	3,233	5.3
Ohio	2,838	4.2	2,646	4.3
New Jersey	2,486	3.7	2,282	3.7
Georgia	1,967	2.9	1,793	2.9
Michigan	1,893	2.8	1,744	2.8
Other States	30,369	45.2	27,913	45.4
Total credit card loans	$67,291	100.0%	$61,522	100.0%

The Company originates personal loans, student loans and other loans, and has PCI loans throughout the United States. The geographic distribution of personal, student, other and PCI loan receivables was as follows (dollars in millions):

	December 31,
	2017		2016
	$	%	$	%
New York	$1,838	10.8%	$1,792	11.4%
California	1,579	9.3	1,420	9.0
Pennsylvania	1,183	7.0	1,128	7.2
Illinois	1,048	6.2	961	6.1
Texas	1,031	6.1	927	5.9
New Jersey	878	5.2	813	5.2
Florida	766	4.5	666	4.2
Ohio	673	4.0	637	4.0
Massachusetts	579	3.4	568	3.6
Michigan	555	3.3	542	3.4
Other	6,827	40.2	6,278	40.0
Total other loans (including PCI loans)	$16,957	100.0%	$15,732	100.0%

5.	Credit Card and Student Loan Securitization Activities
The Company’s securitizations are accounted for as secured borrowings and the trusts are treated as consolidated subsidiaries of the Company. For a description of the Company’s principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation for further information.
Credit Card Securitization Activities
The Company accesses the term asset securitization market through DCMT and DCENT. Credit card loan receivables are transferred into DCMT and beneficial interests in DCMT are transferred into DCENT. DCENT issues debt securities to investors that are reported in long-term borrowings.
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
Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ creditors. Further, the transferred credit card loan receivables are owned by the trust and are not available to third-party creditors of the Company. The trusts have ownership of cash balances, the amounts of which are reported in restricted cash. With the exception of the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts’ debt. Apart from the restricted assets related to securitization activities, the investors and the securitization trusts have no recourse to the Company’s other assets or the Company’s general credit for a shortage in cash flows.
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	December 31,
	2017	2016
Restricted cash	$26	$23

Investors’ interests held by third-party investors	16,025	15,625
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,133	5,189
Seller’s interest	9,861	10,812
Loan receivables(1)	31,019	31,626
Allowance for loan losses allocated to securitized loan receivables(1)	(998)	(928)
Net loan receivables	30,021	30,698
Other	5	4
Carrying value of assets of consolidated variable interest entities	$30,052	$30,725

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of December 31, 2017, no economic or other early amortization events have occurred.

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
Student Loan Securitization Activities
Student loan trust receivables underlying third-party investors’ interests are recorded in PCI loans and the related debt issued by the trusts is reported in long-term borrowings. The assets of the trusts are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts. With the exception of the trusts’ restricted assets, the trusts and investors have no recourse to the Company’s other assets or the Company’s general credit for a shortage in cash flows.
During 2017, one of the three trusts was dissolved after the debt was fully paid. The remaining loan balance and related allowance for loan losses were transferred to Discover Bank upon dissolution of the trust. Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are used as collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trusts until cash is released in accordance with the trust indenture agreements. Similar to the credit card securitizations, the Company continues to own and service the accounts that generate the student loan receivables held by the trusts and receives servicing fees from the trusts based on either a percentage of the principal balance outstanding or a flat fee per borrower. Although the servicing fee income offsets the fee expense related to the trusts and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income, net of related expenses.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the table below (dollars in millions):

	December 31,
	2017	2016
Restricted cash	$55	$72

Student loan receivables(1)	762	1,390
Allowance for loan losses allocated to securitized loan receivables(1)	—	(27)
Net student loan receivables	762	1,363
Carrying value of assets of consolidated variable interest entities	$817	$1,435

(1)
The Company maintains its allowance for loan losses on PCI loans sufficient to absorb probable decreases in cash flows that were previously expected. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP. During 2017, the outstanding borrowings from one of the student loan trusts were extinguished. The remaining loans in the trust and related allowance for loan losses were transferred to Discover Bank.

6.	Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2017	2016
Land	$42	$42
Buildings and improvements	641	617
Capitalized equipment leases	2	2
Furniture, fixtures and equipment	914	847
Software	560	449
Premises and equipment	2,159	1,957
Less: Accumulated depreciation	(1,121)	(1,045)
Less: Accumulated amortization of software	(213)	(178)
Premises and equipment, net	$825	$734

Depreciation expense, which includes amortization of assets recorded under capital leases, was $76 million, $77 million and $81 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense on capitalized software was $52 million, $57 million and $53 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7.	Goodwill and Intangible Assets
Goodwill
As of December 31, 2017 and 2016, the Company had goodwill of $255 million related to PULSE, part of the Payment Services segment. The Company conducted its annual goodwill impairment test as of October 1, 2017 and 2016 and no impairment charges were identified.
Intangible Assets
The Company’s amortizable intangible assets consisting of customer relationships and trade names resulted from various acquisitions and are primarily included in the Payment Services segment.
Non-amortizable intangible assets consist of trade name intangibles recognized in the acquisition of SLC, along with international transaction processing rights and trade name intangibles which are primarily included in the Payment Services segment. The Company conducted its annual impairment test of intangible assets as of October 1, 2017 and 2016 and no impairment charges were identified.

The following table summarizes the Company’s intangible assets (dollars in millions):

	December 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets
Customer relationships	$66	$62	$4	$66	$60	$6
Trade name and other	8	4	4	8	3	5
Total amortizable intangible assets	74	66	8	74	63	11
Non-amortizable intangible assets
Trade names	132	—	132	132	—	132
International transaction processing rights	23	—	23	23	—	23
Total non-amortizable intangible assets	155	—	155	155	—	155
Total intangible assets	$229	$66	$163	$229	$63	$166

Amortization expense related to the Company’s intangible assets was $2 million, $3 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table presents expected intangible asset amortization expense for the next five years based on intangible assets at the end of the current period (dollars in millions):

Year	Amount
2018	$2
2019	$2
2020	$1
2021	$—
2022	$—

8.	Deposits
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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	December 31,
	2017	2016
Certificates of deposit in amounts less than $100,000	$23,768	$20,225
Certificates of deposit in amounts $100,000 or greater(1)	5,984	5,864
Savings deposits, including money market deposit accounts	28,413	25,372
Total interest-bearing deposits	$58,165	$51,461

(1)	Includes $1.4 billion in certificates of deposit greater than $250,000, the Federal Deposit Insurance Corporation (“FDIC”) insurance limit, as of December 31, 2017 and 2016.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	December 31, 2017
Three months or less	$934
Over three months through six months	736
Over six months through twelve months	1,598
Over twelve months	2,716
Total	$5,984

The following table summarizes certificates of deposit maturing over the next five years and thereafter (dollars in millions):

Year	December 31, 2017
2018	$13,550
2019	5,501
2020	3,627
2021	2,415
2022	1,953
Thereafter	2,706
Total	$29,752

9.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	December 31, 2017				December 31, 2016
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2018-2024	1.39%-2.53%	1.84%	$8,888	$9,868
Floating-rate asset-backed securities(2)(3)	2018-2024	1.71%-2.08%	1.90%	7,038	5,694
Total Discover Card Master Trust I and Discover Card Execution Note Trust				15,926	15,562

Floating-rate asset-backed securities(4)(5)(6)(7)	2031-2036	1.53%-5.50%	3.17%	610	849
Total SLC Private Student Loan Trusts				610	849
Total long-term borrowings - owed to securitization investors				16,536	16,411

Discover Financial Services (Parent Company)
Fixed-rate senior notes(1)	2019-2027	3.75%-10.25%	4.25%	2,710	2,090
Fixed-rate retail notes	2018-2031	2.85%-4.40%	3.69%	302	169

Discover Bank
Fixed-rate senior bank notes(1)	2018-2026	2.00%-4.25%	3.21%	6,080	6,077
Fixed-rate subordinated bank notes	2019-2020	7.00%-8.70%	7.49%	698	696
Total long-term borrowings				$26,326	$25,443

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt. See Note 21: Derivatives and Hedging Activities.

(2)	Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of December 31, 2017.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 21: Derivatives and Hedging Activities.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 17 to 45 basis points and Prime rate + 100 basis points as of December 31, 2017.

(5)
The interest rate swap related to the SLC securitized debt matured during 2017. The swap did not qualify for hedge accounting and had no impact on debt carrying value. See Note 21: Derivatives and Hedging Activities.

(6)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(7)	Includes $236 million of senior notes maturing in 2031and $374 million of senior and subordinated notes maturing in 2036 as of December 31, 2017.
The following table summarizes long-term borrowings maturing over each of the next five years and thereafter (dollars in millions):

Year	Amount
2018	$5,272
2019	5,990
2020	4,714
2021	1,039
2022	2,776
Thereafter	6,535
Total	$26,326

The Company has access to committed undrawn capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2017, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn at December 31, 2017. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers which have various expirations in calendar years 2018 through 2020. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity, and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

10.	Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan (“Omnibus Plan”) and the Discover Financial Services Directors’ Compensation Plan (“Directors’ Compensation Plan”).
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
Directors’ Compensation Plan
The Directors’ Compensation Plan, which is stockholder approved, permits the grant of RSUs to non-employee directors. Under the Directors’ Compensation Plan, the Company may issue awards of up to a total of 1,000,000 shares of common stock to non-employee directors. Shares of stock that are issuable pursuant to the awards granted under the Directors’ Compensation Plan may be authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $140,000 by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest on the one year anniversary of the date of grant. RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.
Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
RSUs	$44	$41	$34
PSUs	31	23	22
Total stock-based compensation expense	$75	$64	$56

Income tax benefit	$28	$24	$21

RSUs
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2016	2,932,053		$211
Granted	629,984
Conversions to common stock	(605,558)
Forfeited	(54,089)
RSUs at December 31, 2017	2,902,390	0.95	$223
Vested and Convertible RSUs at December 31, 2017	1,289,654	—	$99

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 2016(1)	1,421,941	$52.27
Granted	629,984	$70.62
Vested	(666,666)	$56.05
Forfeited	(54,089)	$60.12
Unvested RSUs at December 31, 2017(1)	1,331,170	$58.74

(1)	Unvested RSUs represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
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
The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2017	2016	2015
Intrinsic value of RSUs converted to common stock	$41	$38	$71
Grant-date fair value of RSUs vested	$37	$38	$38
Weighted-average grant-date fair value of RSUs granted	$70.62	$48.86	$56.71

As of December 31, 2017, there was $24 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.97 years.
RSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.

PSUs
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2016(1)	1,095,454	$52.58		$79
Granted	257,110	$71.17
Conversions to common stock	(333,063)	$53.66
Forfeited	(19,502)	$61.59
PSUs at December 31, 2017(1)(2)(3)(4)	999,999	$56.82	1.03	$77

(1)    All PSUs outstanding at December 31, 2017 and December 31, 2016 are unvested PSUs.

(2)
Includes 303,492 PSUs granted in 2015 that are earned based on the Company’s achievement of EPS during the three-year performance period which ends December 31, 2017 and are subject to the requisite service period which ended February 1, 2018.

(3)
Includes 449,303 PSUs granted in 2016 that are earned based on the Company’s achievement of EPS during the three-year performance period which ends December 31, 2018 and are subject to the requisite service period which ends February 1, 2019.

(4)
Includes 247,204 PSUs granted in 2017 that may be earned based on the Company’s achievement of EPS during the three-year performance period which ends December 31, 2019 and are subject to the requisite service period which ends February 1, 2020.

Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Each PSU outstanding at December 31, 2017 is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to 1.5 shares per unit of the Company’s common stock on the conversion date for the PSU, contingent on the number of PSUs to be issued. PSUs have a performance period of three years and a vesting period of three years. The requisite service period of an award, having both performance and service conditions, is the longest of the explicit, implicit and derived service periods.
The following table summarizes the total intrinsic value of the PSUs converted to common stock and the total grant-date fair value of PSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2017	2016	2015
Intrinsic value of PSUs converted to common stock	$27	$36	$80
Grant-date fair value of PSUs vested	$18	$20	$13
Weighted-average grant-date fair value of PSUs granted	$71.17	$48.95	$57.32

As of December 31, 2017, there was $13 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 0.8 years.
PSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). PSUs include the right to receive dividend equivalents which will accumulate and pay out in cash if and when the underlying shares are issued.

11.	Employee Benefit Plans
The Company sponsors the Discover Financial Services Pension Plan (the “Discover Pension Plan”), which is a non-contributory defined benefit plan that is qualified under Section 401(a) of the Internal Revenue Code, for eligible employees in the U.S. Effective December 31, 2008, the Discover Pension Plan was amended to discontinue the accrual of future benefits. The Company also sponsors the Discover Financial Services 401(k) Plan (the “Discover 401(k) Plan”), which is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code, for its eligible U.S. employees.
Discover Pension Plan
The Discover Pension Plan generally provides retirement benefits that are based on each participant’s years of credited service prior to 2009 and on compensation specified in the Discover Pension Plan. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974, as amended.
Net Periodic Benefit Cost
Net periodic benefit cost expensed by the Company included the following components (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Service cost, benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	23	23	23
Expected return on plan assets	(25)	(25)	(24)
Net amortization	4	4	5
Net periodic benefit cost	$2	$2	$4

Accumulated Other Comprehensive Income
Pretax amounts recognized in AOCI that have not yet been recognized as components of net periodic benefit cost consist of (dollars in millions):

December 31, 2017
Prior service credit	$3
Net loss	(265)
Total	$(262)

Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Discover Pension Plan’s funded status (dollars in millions):

	For the Years Ended December 31,
	2017	2016
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$546	$528
Service cost	—	—
Interest cost	23	23
Employee contributions	—	—
Actuarial loss	54	13
Plan amendments	—	—
Benefits paid	(20)	(18)
Benefit obligation at end of year	603	546

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	381	378
Actual return on plan assets	63	21
Employer contributions	—	—
Employee contributions	—	—
Benefits paid	(20)	(18)
Fair value of plan assets at end of year	424	381

Unfunded status (recorded in accrued expenses and other liabilities)	$(179)	$(165)

Assumptions
The following table presents the assumptions used to determine the benefit obligation:

	December 31,
	2017	2016
Discount rate	3.68%	4.29%

The following table presents the assumptions used to determine net periodic benefit cost:

	For the Years Ended December 31,
	2017	2016	2015
Discount rate	4.29%	4.50%	4.08%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

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
Discover Pension Plan Assets
The targeted asset allocation for 2018 by asset class is 45% and 55% for equity securities and fixed income securities, respectively. The Discover Financial Services Retirement Plan Investment Committee (the “Investment Committee”) determined the asset allocation targets for the Discover Pension Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns were considered as well.
The Discover Pension Plan return objectives provide long-term measures for monitoring the investment performance against growth in the pension obligations. The overall allocation is expected to help protect the Discover Pension Plan’s funded status while generating sufficiently stable real returns (net of inflation) to help cover current and future benefit payments and to improve the Discover Pension Plan’s funded status. Total Discover Pension Plan portfolio performance is assessed by comparing actual returns with relevant benchmarks, such as the Standard & Poor’s (“S&P”) 500 Index, the S&P 500 Total Return Index, the Russell 2000 Index and the MSCI All Country World Index.
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
The asset mix of the Discover Pension Plan is reviewed by the Investment Committee on a regular basis. The asset allocation strategy will change over time in response to changes in the Discover Pension Plan’s funded status.
Fair Value Measurements
The Discover Pension Plan’s assets are stated at fair value. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. If a quoted market price is not available, the estimate of the fair value is based on the best information available in the circumstances. The table below presents information about the Discover Pension Plan assets. All of the Company’s pension plan assets were categorized as Level 2 assets within the fair value hierarchy, as defined by ASC 820, as of the end of the current period. For a description of the fair value hierarchy, see Note 20: Fair Value Measurements. (dollars in millions):

	December 31,
	2017		2016
	Amount	Net Asset Allocation	Amount	Net Asset Allocation
Assets
Domestic small/mid cap equity fund	$34	8%	$33	9%
Emerging markets equity fund	34	8	32	9
Global low volatility equity fund	22	5	20	5
International core equity fund	51	12	47	12
Domestic large cap equity fund	57	13	49	13
Long duration fixed income fund	219	52	195	51
Stable value fund	1	—	1	—
Temporary investment fund	6	2	4	1
Total assets	$424	100%	$381	100%

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
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2017 and 2016.
Cash Flows
The Company expects to make contributions of $85 million to the Discover Pension Plan in 2018.
Expected benefit payments associated with the Discover Pension Plan for the next five years and in aggregate for the years thereafter are as follows (dollars in millions):

December 31, 2017
2018	$13
2019	$15
2020	$16
2021	$17
2022	$19
Following five years thereafter	$117

Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. The pretax expense associated with the Company contributions for the years ended December 31, 2017, 2016 and 2015 was $64 million, $59 million and $56 million, respectively.

12.	Common and Preferred Stock
Preferred Stock
At December 31, 2017, the Company has 5,700 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (the “preferred stock”), outstanding with a par value of $0.01 per share that were issued on October 31, 2017. Each share of preferred stock has a liquidation preference of $1,000 and is represented by 100 depositary shares. Proceeds, net of underwriting discount, received from the preferred stock issuance totaled approximately $563 million. The preferred stock is redeemable at the Company’s option, subject to regulatory approval, either (1) in whole or in part on any dividend payment date on or after October 30, 2027 or (2) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the preferred stock), in each case at a redemption price equal to $1,000 per share of preferred stock plus declared and unpaid dividends. Any dividends declared on the preferred stock will be payable semi-annually in arrears at a rate of 5.50% per annum through October 30, 2027. Thereafter, dividends declared on preferred stock will be payable quarterly in arrears at a floating rate equal to three-month LIBOR plus a spread of 3.076% per annum.
At December 31, 2016, the Company had 575,000 shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B preferred stock”), outstanding with a par value of $0.01 per share that were issued on October 16, 2012. Each share of Series B preferred stock had a liquidation preference of $1,000 and was represented by 40 depositary shares. Net proceeds received from the Series B preferred stock issuance totaled approximately $560 million. The Series B preferred stock was redeemable at the Company’s option, subject to regulatory approval, either (1) in whole or in part on any dividend payment date on or after December 1, 2017 or (2) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the preferred stock), in each case at a redemption price equal to $1,000 per share of Series B preferred stock plus declared and unpaid dividends. Any dividends declared on the Series B preferred stock were payable quarterly in arrears at a rate of 6.50% per annum. The Company redeemed the Series B preferred stock on December 1, 2017 for an aggregate price of $575 million and charged to retained earnings $15 million of original issuance costs.
Stock Repurchase Program
On July 25, 2017, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.8 billion of its outstanding shares of common stock. The program expires on October 31, 2018 and may be terminated at any time. During the year ended December 31, 2017, the Company repurchased 31,553,966 shares for $2.1 billion.

13.	Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax	(Loss) Gain on Cash Flow Hedges, Net of Tax	Loss on Pension Plan, Net of Tax	AOCI
For the Year Ended December 31, 2015
Balance at December 31, 2014	$23	$(7)	$(154)	$(138)
Net change	(23)	(13)	14	(22)
Balance at December 31, 2015	$—	$(20)	$(140)	$(160)

For the Year Ended December 31, 2016
Balance at December 31, 2015	$—	$(20)	$(140)	$(160)
Net change	(3)	7	(5)	(1)
Balance at December 31, 2016	$(3)	$(13)	$(145)	$(161)

For the Year Ended December 31, 2017
Balance at December 31, 2016	$(3)	$(13)	$(145)	$(161)
Net change	(2)	23	(12)	9
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)

The table below presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Year Ended December 31, 2017
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(3)	$1	$(2)
Net change	$(3)	$1	$(2)
Cash Flow Hedges
Net unrealized gains arising during the period	$23	$(9)	$14
Amounts reclassified from AOCI	15	(6)	9
Net change	$38	$(15)	$23
Pension Plan
Unrealized losses arising during the period	$(15)	$3	$(12)
Net change	$(15)	$3	$(12)

The table below presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Year Ended December 31, 2016
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(4)	$1	$(3)
Net change	$(4)	$1	$(3)
Cash Flow Hedges
Net unrealized losses arising during the period	$(23)	$8	$(15)
Amounts reclassified from AOCI	35	(13)	22
Net change	$12	$(5)	$7
Pension Plan
Unrealized losses arising during the period	$(9)	$4	$(5)
Net change	$(9)	$4	$(5)

For the Year Ended December 31, 2015
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(29)	$11	$(18)
Amounts reclassified from AOCI	(8)	3	(5)
Net change	$(37)	$14	$(23)
Cash Flow Hedges
Net unrealized losses arising during the period	$(67)	$25	$(42)
Amounts reclassified from AOCI	46	(17)	29
Net change	$(21)	$8	$(13)
Foreign Currency Translation Adjustments
Net unrealized gains arising during the period	$2	$—	$2
Amounts reclassified from AOCI	(2)	$—	(2)
Net change	$—	$—	$—
Pension Plan
Unrealized gains arising during the period	$22	$(8)	$14
Net change	$22	$(8)	$14

14.	Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Postage	$78	$81	$84
Fraud losses and other charges	89	98	112
Supplies	39	41	37
Credit-related inquiry fees	17	18	20
Incentive expense	37	24	27
Other expense	164	173	209
Total other expense	$424	$435	$489

15.	Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Current
U.S. federal	$1,056	$1,066	$1,245
U.S. state and local	96	149	143
Total	1,152	1,215	1,388
Deferred
U.S. federal	288	45	(69)
U.S. state and local	(2)	3	(4)
Total	286	48	(73)
Income tax expense	$1,438	$1,263	$1,315

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.1	2.7	2.5
Revaluation of net deferred tax assets and other investments due to tax reform(1)	5.1	—	—
Tax credits	(1.3)	(1.8)	(1.0)
Other	(1.2)	(1.4)	(0.1)
Effective income tax rate	40.7%	34.5%	36.4%

(1)	See Note 3: Investments — Other Investments for a description of these investments.
For the year ended December 31, 2017, income tax expense increased $175 million, or 13.9%, and the effective income tax rate increased 6.2% as compared to the year ended December 31, 2016. The increase in both the effective tax rate and income tax expense is primarily due to the revaluation of net deferred tax assets and certain investments as a result of a reduction in the U.S. federal statutory income tax rate from 35% to 21% under the TCJA. Potential technical corrections and administrative guidance from the Internal Revenue Service (“IRS”) related to the new legislation could result in future adjustments.

Income tax expense decreased $52 million, or 4.0%, and the effective tax rate decreased 1.9% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in rates is primarily due to certain tax credits, a settlement with the United States Congress Joint Committee on Taxation (“USCJCT”) and the resolution of certain federal and state tax matters in 2016.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The table below reflects remeasurement based on the tax rate change as result of the TCJA. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company evaluates the likelihood of realizing its deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. Significant components of the Company’s net deferred income taxes, which are included in other assets in the consolidated statements of financial condition, were as follows (dollars in millions):

	December 31,
	2017	2016
Deferred tax assets
Allowance for loan losses	$522	$814
Compensation and benefits	66	120
State income taxes	17	62
Other	23	39
Total deferred tax assets before valuation allowance	628	1,035
Valuation allowance	(3)	(2)
Total deferred tax assets, net of valuation allowance	625	1,033
Deferred tax liabilities
Customer fees and rewards	(145)	(214)
Depreciation and software amortization	(109)	(138)
Debt exchange premium	(41)	(74)
Intangibles	(24)	(35)
Other	(53)	(62)
Total deferred tax liabilities	(372)	(523)
Net deferred tax assets(1)	$253	$510

(1)	The change in net deferred tax assets attributable to the TCJA is reflected on the Consolidated Statements of Cash Flows under “Other, net”.

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$158	$286	$635
Additions
Current year tax positions	9	13	18
Prior year tax positions	23	22	2
Reductions
Prior year tax positions	(41)	(139)	(26)
Settlements with taxing authorities	(25)	(17)	(5)
Expired statute of limitations	(1)	(7)	(1)
Other
Prior year tax positions(1)	—	—	(337)
Balance at end of period(2)	$123	$158	$286

(1)	Overpayment of taxes in 2013 to 2015 for the timing of deductions resulting from uncertain tax positions for the years 1999 through 2012.

(2)
For the years ended December 31, 2017, 2016 and 2015, amounts included $105 million, $110 million and $138 million respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were $27 million and $52 million for the years ended December 31, 2017 and 2016, respectively.
The Company is subject to examination by the IRS and tax authorities in various state, local and foreign tax jurisdictions. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The 2008-2010 federal audit settlement was approved by USCJCT in December 2017. The final impact did not materially impact the Company’s financial statements. The IRS is currently examining the years 2011-2015. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
The Company has an immaterial amount of state net operating loss carryforwards that are subject to a full valuation allowance as of December 31, 2017 and 2016.

16.	Earnings Per Share
The following table presents the calculation of basic and diluted EPS (in millions, except per share amounts):

	For the Years Ended December 31,
	2017	2016	2015
Numerator
Net income	$2,099	$2,393	$2,297
Preferred stock dividends	(37)	(37)	(37)
Issuance costs for Series B preferred stock redemption	(15)	—	—
Net income available to common stockholders	2,047	2,356	2,260
Income allocated to participating securities	(16)	(17)	(14)
Net income allocated to common stockholders	$2,031	$2,339	$2,246

Denominator
Weighted-average shares of common stock outstanding	374	405	437
Effect of dilutive common stock equivalents	—	1	1
Weighted-average shares of common stock outstanding and common stock equivalents	374	406	438

Basic earnings per common share	$5.43	$5.77	$5.14
Diluted earnings per common share	$5.42	$5.77	$5.13

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for any of the years ended December 31, 2017, 2016 and 2015.

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
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued final capital rules under the Basel Committee’s December 2010 framework (referred to as “Basel III”) establishing a new comprehensive capital framework for U.S. banking organizations. The final capital rules (“Basel III rules”) substantially revise Basel I rules regarding the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company. The Basel III rules became effective for the Company on January 1, 2015. This timing is based on the Company being classified as a “Standardized Approach” entity.
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
As of December 31, 2017, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered “well-capitalized” under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company’s or Discover Bank’s category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.
The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount(1)	Ratio(1)
December 31, 2017
Total capital (to risk-weighted assets)
Discover Financial Services	$11,952	13.8%	$6,946	≥8.0%	$8,683	≥10.0%
Discover Bank	$12,364	14.4%	$6,872	≥8.0%	$8,589	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,677	12.3%	$5,210	≥6.0%	$5,210	≥6.0%
Discover Bank	$10,533	12.3%	$5,154	≥6.0%	$6,872	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,677	10.8%	$3,949	≥4.0%	N/A	N/A
Discover Bank	$10,533	10.8%	$3,912	≥4.0%	$4,890	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,114	11.6%	$3,907	≥4.5%	N/A	N/A
Discover Bank	$10,533	12.3%	$3,865	≥4.5%	$5,583	≥6.5%

December 31, 2016
Total capital (to risk-weighted assets)
Discover Financial Services	$12,445	15.5%	$6,408	≥8.0%	$8,010	≥10.0%
Discover Bank	$12,334	15.5%	$6,346	≥8.0%	$7,932	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,152	13.9%	$4,806	≥6.0%	$4,806	≥6.0%
Discover Bank	$10,450	13.2%	$4,759	≥6.0%	$6,346	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,152	12.3%	$3,624	≥4.0%	N/A	N/A
Discover Bank	$10,450	11.6%	$3,591	≥4.0%	$4,488	≥5.0%
CET1 capital (to risk-weighted assets) (Basel III transition)
Discover Financial Services	$10,592	13.2%	$3,604	≥4.5%	N/A	N/A
Discover Bank	$10,450	13.2%	$3,570	≥4.5%	$5,156	≥6.5%

(1)
The Basel III rules do not establish well-capitalized thresholds for these measures for bank holding companies. Existing well-capitalized thresholds established in the Federal Reserve’s Regulation Y have been included where available.

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. Discover Bank paid dividends of $1.9 billion in the year ended December 31, 2017 and $1.8 billion in the years ended December 31, 2016 and 2015 to the Company.

18.	Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company’s commitments, contingencies and guarantee relationships are described below.
Commitments
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2029. Future minimum payments on capital leases were not material at December 31, 2017. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

Operating Leases
2018	$13
2019	12
2020	11
2021	10
2022	7
Thereafter	41
Total minimum lease payments	$94

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations, was $14 million, $15 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Unused Credit Arrangements
At December 31, 2017, the Company had unused credit arrangements for loans of approximately $190.2 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
Contingencies
See Note 19: Litigation and Regulatory Matters for a description of potential liability arising from pending litigation or regulatory proceedings involving the Company.
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
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At December 31, 2017, this amount was not material and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume, would be $113 million for merchant guarantees as of December 31, 2017. The maximum potential counterparty exposures to these settlement guarantees for ATM guarantees would be immaterial as of December 31, 2017. The maximum potential counterparty exposures to for network alliance guarantees would be $34 million as of December 31, 2017.

The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2017, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased, and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2017, 2016 and 2015.
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
The table below summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Aggregate sales transaction volume(1)	$143,551	$136,413	$132,265

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees on December 31, 2017 and 2016. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of December 31, 2017 and 2016, the Company had escrow deposits and settlement withholdings of $10 million and $9 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s condensed consolidated statements of financial condition.

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
The Company has historically offered its customers an arbitration clause in its customer agreements. The arbitration clause allows the Company and its customers to quickly and economically resolve disputes. Additionally, the arbitration clause has in some instances limited the costs of, and the Company’s exposure to, litigation. Future legal and regulatory challenges and prohibitions may cause the Company to discontinue its offering and use of such clauses. From time to time, the Company is involved in legal actions challenging its arbitration clause. Bills may be periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. On July 10, 2017, the Consumer Financial Protection Bureau (the "CFPB") issued a final arbitration rule (the "Arbitration Rule") that would have effectively banned consumer financial companies from including class action waivers in arbitration clauses. On November 1, 2017, a resolution of disapproval of the Arbitration Rule was signed into law and Arbitration Rule was blocked from taking effect and cannot be reissued in substantially the same form, nor can a new rule that is substantially similar be issued unless specifically authorized by a law enacted after the date of the resolution of disapproval.
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company’s consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, the Company is currently the subject of an action by the Federal Reserve with respect to anti-money laundering and related compliance programs as referred to below. This agreement followed the consent order that Discover Bank entered into with the FDIC on June 13, 2014 related to Discover Bank’s anti-money laundering and related compliance programs. This consent order was terminated in August 2017. In addition, certain subsidiaries of the Company are subject to a consent order with the CFPB regarding certain student loan servicing practices, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion, and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time. The existing supervisory action related to anti-money laundering and related laws and regulations will limit for a period of time the Company’s ability to enter into certain types of acquisitions and make certain types of investments.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation and regulatory settlement related expense was not material for years ended December 31, 2017, 2016 and 2015 respectively.
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
On July 9, 2015, a class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of Illinois (Polly Hansen v. Discover Financial Services and Discover Home Loans, Inc.). The plaintiff alleges that the Company contacted her, and members of the class she seeks to represent, on their cellular and residential telephones without their express consent or after consent was revoked in violation of the Telephone Consumer Protection Act (“TCPA”). Plaintiff seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). On March 9, 2016, Sumner Davenport was substituted as lead plaintiff for Polly Hansen. On January 13, 2017, plaintiff filed an unopposed motion for preliminary approval of a class action settlement to resolve the case. On January 20, 2017, the Court granted preliminary approval of the settlement. On December 19, 2017, the Court granted final approval of the settlement and dismissed the case with prejudice.
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, SLC and Discover Products, Inc. (the “Discover Subsidiaries”), agreed to a consent order with the CFPB resolving the agency’s investigation with respect to certain student loan servicing practices. The CFPB’s investigation into these practices has been previously disclosed by the Company, initially in February 2014. The order required the Discover Subsidiaries to provide redress of approximately $16 million to consumers who may have been affected by the activities described in the order related to certain collection calls, overstatements of minimum payment due amounts in billing statements, and provision of interest paid information to consumers, and provide regulatory disclosures with respect to loans acquired in default. In addition, the Discover Subsidiaries were required to pay a $2.5 million civil money penalty to the CFPB. As required by the consent order, on October 19, 2015, the Discover Subsidiaries submitted to the CFPB a redress plan and a compliance plan designed to ensure that the Discover Subsidiaries provide redress and otherwise comply with the terms of the order.
On September 4, 2015, the District Attorney of Trinity County, California filed a protection products lawsuit against the Company in California state court (The People of the State of California Ex Rel, Eric L. Heryford, District Attorney, Trinity County v. Discover Financial Services, et al.). The District Attorney subsequently dismissed this lawsuit on February 19, 2016 and filed a new complaint in federal court in the Eastern District of California on March 4, 2016 alleging the same cause of action. An amended complaint was filed on March 25, 2016. The lawsuit asserts various claims under California’s Unfair Competition Law with respect to the Company’s marketing and administration of various protection products. Plaintiff seeks declaratory relief, statutory civil penalties and attorneys’ fees. The Company filed a motion to dismiss the first amended complaint on April 26, 2016. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California’s Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys’ fees, costs and injunctive relief. On July 15, 2016, plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. The defendants filed motions to dismiss on August 5, 2016. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the networks, including the Company. Discovery is proceeding and class certification is fully briefed but the court did not rule on certification before it entered an order in May 2017 transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. In June 2017, the federal court in New York declined to consolidate the B&R case with MDL 1720, but ordered the parties to coordinate discovery across the actions to the extent they involved related issues. On July 6, 2017, the Company requested permission to file a motion to dismiss the claims against it in the federal court in New York. On August 24, 2017, the court held a status conference at which it set a briefing schedule on Discover’s motion to dismiss, and asked the parties to submit a proposed schedule for the remainder of the case. In September 2017, the parties submitted the proposed schedule and Discover filed its motion to dismiss. On November 29, 2017, Court heard argument on class certification and took the motion under advisement. On January 23, 2018, the Court heard argument on Discover’s motion to dismiss. Discovery is ongoing, and for fact issues and defenses is scheduled to conclude on April 30, 2018. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

20.	Fair Value Measurements
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
During the years ended December 31, 2017 and 2016, there were no changes to the Company’s valuation techniques that had, or are expected to have, a material impact on the Company’s consolidated financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are as follows (dollars in millions):

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2017
Assets
U.S. Treasury securities	$672	$—	$—	$672
Residential mortgage-backed securities - Agency	—	723	—	723
Available-for-sale investment securities	$672	$723	$—	$1,395

Derivative financial instruments(1)	$—	$6	$—	$6

Liabilities
Derivative financial instruments(1)	$—	$3	$—	$3

Balance at December 31, 2016
Assets
U.S. Treasury securities	$674	$—	$—	$674
Residential mortgage-backed securities - Agency	—	931	—	931
Available-for-sale investment securities	$674	$931	$—	$1,605

Derivative financial instruments	$—	$7	$—	$7

Liabilities
Derivative financial instruments	$—	$94	$—	$94

(1)
Beginning in 2017, certain cash collateral amounts (variation margin) associated with derivative positions that are cleared through an exchange are reflected as offsets to the associated derivative asset and derivative liability balances, generally reducing the fair values to approximately zero. See Note 21: Derivatives and Hedging Activities for additional information.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2017 and 2016.
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

At December 31, 2017, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $712 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
Derivative Financial Instruments
The Company’s derivative financial instruments consist of interest rate swaps and foreign exchange forward contracts. These instruments are classified as Level 2 as their fair values are estimated using proprietary pricing models, containing certain assumptions based on readily observable market-based inputs, including interest rate curves, option volatility and foreign currency forward and spot rates. In determining fair values, the pricing models use widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and the observable market-based inputs. The fair values of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments are based on an expectation of future interest rates derived from the observable market interest rate curves. The Company considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. The fair values of the currency instruments are valued comparing the contracted forward exchange rate pertaining to the specific contract maturities to the current market exchange rate.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. The Company had no material impairments related to these assets during the years ended December 31, 2017 and 2016.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company’s financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at December 31, 2017
Assets
States and political subdivisions of states	$—	$1	$—	$1	$1
Residential mortgage-backed securities - Agency	—	172	—	172	172
Held-to-maturity investment securities	$—	$173	$—	$173	$173

Cash and cash equivalents	$13,306	$—	$—	$13,306	$13,306
Restricted cash	$81	$—	$—	$81	$81
Net loan receivables	$—	$—	$85,108	$85,108	$81,627
Accrued interest receivables	$—	$818	$—	$818	$818

Liabilities
Deposits	$—	$58,861	$—	$58,861	$58,764
Long-term borrowings - owed to securitization investors	$—	$15,851	$640	$16,491	$16,536
Other long-term borrowings	$—	$10,293	$—	$10,293	$9,790
Accrued interest payables	$—	$214	$—	$214	$214

Balance at December 31, 2016
Assets
States and political subdivisions of states	$—	$2	$—	$2	$2
Residential mortgage-backed securities - Agency	—	150	—	150	150
Held-to-maturity investment securities	$—	$152	$—	$152	$152

Cash and cash equivalents	$11,914	$—	$—	$11,914	$11,914
Restricted cash	$95	$—	$—	$95	$95
Net loan receivables	$—	$—	$78,252	$78,252	$75,087
Accrued interest receivables	$—	$724	$—	$724	$724

Liabilities
Deposits	$—	$52,183	$—	$52,183	$51,992
Long-term borrowings - owed to securitization investors	$—	$15,617	$900	$16,517	$16,411
Other long-term borrowings	$—	$9,470	$—	$9,470	$9,032
Accrued interest payables	$—	$168	$—	$168	$168

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
Derivatives may give rise to counterparty credit risk, which generally is addressed through collateral arrangements as described under the sub-heading “— Collateral Requirements and Credit-Risk Related Contingency Features.” The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved prior to engaging in any transaction with the Company. Counterparties are monitored on a regular basis by the Company to ensure compliance with the Company’s risk policies and limits. In determining the counterparty credit risk valuation adjustment for the fair values of derivatives, the Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to related counterparties.
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 20: Fair Value Measurements for a description of the valuation methodologies of derivatives. Cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the consolidated statements of financial condition. Collateral amounts recorded in the consolidated statements of financial condition are based on the net collateral posted or held position for each applicable legal entity’s master netting arrangement with each counterparty. Certain cash collateral amounts associated with derivative positions that are cleared through an exchange are legally characterized as settlement of the derivative positions. Such collateral amounts are reflected as offsets to the associated derivatives balances recorded in other assets or in accrued expenses and other liabilities, instead of as collateral in other assets or deposits.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on credit card securitized debt and deposits. The Company’s outstanding cash flow hedges are for an initial maximum period of seven years for securitized debt and deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company’s LIBOR or Federal Funds rate-based interest payments, and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The effective portion of the change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. Amounts reported in AOCI related to derivatives at December 31, 2017 will be reclassified to interest expense as interest payments are made on certain of the Company’s floating-rate securitized debt or deposits. During the next 12 months, the Company estimates it will reclassify $1 million of pretax benefit to interest expense related to its derivatives designated as cash flow hedges.
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
Derivatives Cleared Through an Exchange
The legal characterization of cash variation margin payments on derivatives cleared through an exchange are legally considered settlement payments and are accounted for with corresponding derivative positions as one unit of account and not separately as collateral. With settlement payments on derivative positions cleared through this exchange reflected as offsets to the associated derivative asset and liability balances, the fair values of derivative instruments and collateral balances shown are generally reduced beginning in 2017. If the change had been effective in the prior year, both derivative assets/liabilities and collateral posted on the condensed consolidated statements of financial condition as of December 31, 2016, would have been $79 million lower.
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	December 31, 2017				December 31, 2016
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge(1)	$3,800	7	$2	$3	$3,700	$—	$22
Interest rate swaps—fair value hedge(1)	$7,333	16	4	—	$6,208	7	72
Derivatives not designated as hedges
Foreign exchange forward contracts(2)	$23	8	—	—	$13	—	—
Interest rate swap(3)	$—	—	—	—	$149	—	—
Total gross derivative assets/liabilities(4)			6	3		7	94
Less: Collateral held/posted(5)			(1)	(3)		(2)	(94)
Total net derivative assets/liabilities			$5	$—		$5	$—

(1)
Beginning in 2017, certain cash collateral amounts (variation margin) associated with derivative positions that are cleared through an exchange are reflected as offsets to the associated derivative asset and derivative liability balances, generally reducing the fair values to approximately zero. The affected contracts remain term instruments and are reflected in notional amounts and number of outstanding derivative contracts.

(2)
The foreign exchange forward contracts have notional amounts of EUR 7 million, GBP 5 million, SGD 1 million and INR 464 million as of December 31, 2017 and notional amounts of EUR 6 million, GBP 5 million and SGD 1 million as of December 31, 2016. The Company did not have foreign exchange forward contracts designated in INR as of December 31, 2016.

(3)	The interest rate swap related to the SLC securitized debt matured during 2017.

(4)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At December 31, 2017, the Company had one outstanding contract with a notional amount of $54 million and immaterial fair value. At December 31, 2016, the Company had one outstanding contract with a notional amount of $36 million and immaterial fair value.

(5)
Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged. Beginning in 2017, collateral held/posted excludes amounts that are recorded as offsets to the associated derivative asset or derivative liability balances.

The following tables summarize the impact of the derivative instruments on income and OCI, and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

		Amount of Gain (Loss) Recognized in OCI
		For the Years Ended December 31,
	Location	2017	2016	2015
Derivatives designated as hedges
Interest rate swaps—cash flow/net investment hedges
Total gain (loss) recognized in OCI after amounts reclassified into earnings, pre-tax	OCI	$38	$12	$(22)
Total gain (loss) recognized in other OCI		$38	$12	$(22)

		Amount of (Loss) Gain Recognized in Income
		For the Years Ended December 31,
	Location	2017	2016	2015
Derivatives designated as hedges
Interest rate swaps—cash flow hedges
Amount reclassified from OCI into income	Interest Expense	$(15)	$(35)	$(46)
Total amount reclassified from OCI into income on cash flow		(15)	(35)	(46)

Interest rate swaps—fair value hedges
Loss on interest rate swaps		(36)	(79)	(11)
Gain on hedged items		37	78	11
Net ineffectiveness gain (loss)	Interest Expense	1	(1)	—

Decrease to interest expense related to net settlements on interest rate swaps	Interest Expense	7	34	32
Total gain on fair value hedges		8	33	32
Total loss on derivatives designated as hedges recognized in income		$(7)	$(2)	$(14)

Derivatives not designated as hedges
Total (loss) gain on derivatives not designated as hedges recognized in income(1)	Other Income	$(2)	$1	$75

(1)
During the year ended December 31, 2015, the Company recognized in income total gains of $2 million and $71 million on forward delivery contracts and interest rate lock commitments, respectively, related to the mortgage loan business that was closed during 2015.

Collateral Requirements and Credit-Risk Related Contingency Features
The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps and foreign exchange forward contracts. The Company has not sought a legal opinion in relation to the enforceability of its master netting arrangements and, as such, does not report any of these positions on a net basis. Collateral is required by either the Company or its subsidiaries or the counterparty depending on the net fair value position of these derivatives held with that counterparty. The Company may also be required to post collateral with a counterparty for its fair value and cash flow hedge interest rate swaps depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. Collateral receivable or payable amounts are generally not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits. However, beginning in 2017, certain cash collateral amounts related to positions cleared through an exchange are reflected as offsets to the associated derivatives balances recorded in other assets and accrued expenses and other liabilities.

At December 31, 2017, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of December 31, 2017 would have been $33 million. DFS (Parent Company) had no outstanding derivatives as of December 31, 2017, therefore, no collateral was required.
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

•
Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments, with the exception of an allocation of direct and incremental costs driven by the Company’s Payment Services segment.

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2017
Interest income
Credit card	$7,907	$—	$7,907
Private student loans	523	—	523
PCI student loans	159	—	159
Personal loans	860	—	860
Other	199	—	199
Total interest income	9,648	—	9,648
Interest expense	1,648	—	1,648
Net interest income	8,000	—	8,000
Provision for loan losses	2,586	(7)	2,579
Other income	1,607	290	1,897
Other expense	3,629	152	3,781
Income before income tax expense	$3,392	$145	$3,537

For the Year Ended December 31, 2016
Interest income
Credit card	$7,155	$—	$7,155
Private student loans	444	—	444
PCI student loans	185	—	185
Personal loans	719	—	719
Other	113	—	113
Total interest income	8,616	—	8,616
Interest expense	1,398	—	1,398
Net interest income	7,218	—	7,218
Provision for loan losses	1,858	1	1,859
Other income	1,611	270	1,881
Other expense	3,422	162	3,584
Income before income tax expense	$3,549	$107	$3,656

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2015
Interest income
Credit card	$6,626	$—	$6,626
Private student loans	378	—	378
PCI student loans	220	—	220
Personal loans	631	—	631
Other	90	—	90
Total interest income	7,945	—	7,945
Interest expense	1,263	—	1,263
Net interest income	6,682	—	6,682
Provision for loan losses	1,512	—	1,512
Other income	1,779	278	2,057
Other expense	3,437	178	3,615
Income before income tax expense	$3,512	$100	$3,612

23.	Related Party Transactions
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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2017	2016
	(dollars in millions)
Assets:
Cash and cash equivalents(1)	$2,043	$1,901
Notes receivable from subsidiaries(2)	759	751
Investments in bank subsidiaries	10,560	10,454
Investments in non-bank subsidiaries	1,048	861
Other assets	258	202
Total assets	$14,668	$14,169

Liabilities and Stockholders’ Equity:
Non-interest bearing deposit accounts	$2	$14
Interest-bearing deposit accounts	—	—
Total deposits	2	14
Short-term borrowings from subsidiaries	351	221
Other long-term borrowings	3,012	2,259
Accrued expenses and other liabilities	411	352
Total liabilities	3,776	2,846
Stockholders’ equity	10,892	11,323
Total liabilities and stockholders’ equity	$14,668	$14,169

(1)
The Parent Company had $2.0 billion and $1.9 billion in a money market deposit account at Discover Bank as of December 31, 2017 and 2016, respectively, which is included in cash and cash equivalents. These funds are available to the Parent for liquidity purposes.

(2)
The Parent Company advanced $500 million to Discover Bank as of December 31, 2017 and 2016, which is included in notes receivable from subsidiaries. These funds are available to the Parent for liquidity purposes.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Income

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in millions)
Interest income	$55	$39	$29
Interest expense	178	139	128
Net interest expense	(123)	(100)	(99)
Dividends from bank subsidiaries	1,895	1,800	1,780
Dividends from non-bank subsidiaries	15	269	—
Total income	1,787	1,969	1,681
Other expense	—	1	1
Income before income tax expense and equity in undistributed net income of subsidiaries	1,787	1,968	1,680
Income tax benefit	40	40	37
Equity in undistributed net income of subsidiaries	272	385	580
Net income	2,099	2,393	2,297
OCI, net	9	(1)	(22)
Comprehensive income	$2,108	$2,392	$2,275

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in millions)
Cash flows from operating activities
Net income	$2,099	$2,393	$2,297
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(272)	(385)	(580)
Stock-based compensation expense	75	64	56
Deferred income taxes	1	(9)	(10)
Depreciation and amortization	31	27	23
Changes in assets and liabilities:
(Increase) decrease in other assets	(54)	10	(13)
Increase in other liabilities and accrued expenses	43	52	83
Net cash provided by operating activities	1,923	2,152	1,856

Cash flows from investing activities
Decrease (increase) in investment in subsidiaries	—	(1)	(21)
(Increase) decrease in loans to subsidiaries	(8)	(15)	1,700
Net cash (used for) provided by investing activities	(8)	(16)	1,679

Cash flows from financing activities
Net increase (decrease) in short-term borrowings from subsidiaries	130	(93)	206
Proceeds from issuance of common stock	5	7	5
Proceeds from issuance of long-term borrowings	1,127	130	539
Maturities and repayment of other long-term borrowings	(404)	—	—
Purchases of treasury stock	(2,081)	(1,908)	(1,715)
Net (decrease) increase in deposits	(11)	10	(1)
Proceeds from issuance of preferred stock	563	—	—
Payments on redemption of preferred stock	(575)	—	—
Dividends paid on common and preferred stock	(527)	(514)	(515)
Net cash used for financing activities	(1,773)	(2,368)	(1,481)
Increase (decrease) in cash and cash equivalents	142	(232)	2,054
Cash and cash equivalents, at beginning of period	1,901	2,133	79
Cash and cash equivalents, at end of period	$2,043	$1,901	$2,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense	$132	$112	$97
Income taxes, net of income tax refunds	$(27)	$23	$109

25.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2017 and determined there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

26.	Quarterly Results
The following table provides unaudited quarterly results (dollars in millions, except per share data):

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Interest income	$2,556	$2,476	$2,338	$2,278	$2,258	$2,184	$2,090	$2,084
Interest expense	436	426	400	386	366	359	339	334
Net interest income	2,120	2,050	1,938	1,892	1,892	1,825	1,751	1,750
Provision for loan losses	679	674	640	586	578	445	412	424
Other income	494	475	481	447	466	476	465	474
Other expense	1,036	948	912	885	897	895	906	886
Income before income tax expense	899	903	867	868	883	961	898	914
Income tax expense	512	301	321	304	320	322	282	339
Net income	$387	$602	$546	$564	$563	$639	$616	$575
Net income allocated to common stockholders(1)	$359	$589	$532	$551	$550	$625	$602	$562
Basic earnings per common share(1)	$0.99	$1.59	$1.41	$1.43	$1.40	$1.56	$1.47	$1.35
Diluted earnings per common share(1)	$0.99	$1.59	$1.40	$1.43	$1.40	$1.56	$1.47	$1.35

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.
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
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on May 2, 2018 (“Proxy Statement”) is incorporated by reference herein.
“Election of Directors - Information Concerning Nominees for Election as Directors”
“Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance”
“Corporate Governance - Shareholder Recommendations for Director Candidates”
“Corporate Governance - Board Committees and Meetings”
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
“Executive and Director Compensation”
“Compensation Discussion and Analysis”
“2017 Executive Compensation”
“Compensation Committee Report”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2017, is set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights(1)	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,902,389	N/A	24,953,542
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,902,389	N/A	24,953,542

(1)
Includes 2,902,390 vested and unvested restricted stock units and 999,999 vested and unvested performance stock units that can be converted to up to 1.5 shares per each unit dependent on the performance factor.

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
Information regarding principal accounting fees and services under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated by reference herein.

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
3. Exhibits
See the Exhibit Index below for a list of the exhibits being filed or furnished with or incorporated by reference into this annual report on Form 10-K.
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

Exhibit Number	Description
2.3
Agreement and Plan of Merger by and among Discover Bank, Academy Acquisition Corp. and The Student Loan Corporation dated as of September 17, 2010 (filed as Exhibit 2.3 to Discover Financial Services’ Annual Report on Form 10-K for the fiscal year ended November 30, 2010 filed on January 26, 2011 and incorporated herein by reference thereto).

3.1
Amended and Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 1, 2009 and incorporated herein by reference thereto).

3.2
Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 19, 2016 and incorporated herein by reference thereto).

3.3
Certificate of Elimination of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on June 26, 2012 and incorporated herein by reference thereto).

3.4
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2012 and incorporated herein by reference thereto).

3.5
Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 3.1 to Discover Financial Services' Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

3.6
Certificate of Elimination of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services' Current Report on Form 8-K filed on December 4, 2017 and incorporated herein by reference thereto).

4.1
Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.2
Subordinated Indenture, dated as of September 8, 2015, by and between Discover Financial Services and U.S. Bank National Association (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on September 8, 2015 and incorporated herein by reference thereto).

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

4.5	Deposit Agreement, dated October 31, 2017 (filed as Exhibit 4.1 to Discover Financial Services' Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.6
Form of Certificate Representing the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.2 to Discover Financial Services' Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.7
Fiscal and Paying Agency Agreement between Discover Bank and U.S. Bank National Association dated as of February 21, 2013 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 21, 2013 and incorporated herein by reference thereto).

4.8
Fiscal and Paying Agency Agreement, dated as of August 8, 2013, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on August 8, 2013 and incorporated herein by reference thereto).

Exhibit Number	Description
4.9
Fiscal and Paying Agency Agreement, dated as of March 13, 2014, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference thereto).

4.10
Fiscal and Paying Agency Agreement, dated as of August 7, 2014, between Discover Bank, as issuer, and U.S. Bank National Association, as fiscal and paying agent (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on August 7, 2014 and incorporated herein by reference thereto).

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

10.5
Amended and Restated Trust Agreement, dated as of December 22, 2015, between Discover Funding LLC, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.6 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

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
10.10†
Directors’ Compensation Plan of Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto), as amended and restated as of January 20, 2011 (filed as Exhibit A to the Discover Financial Services’ definitive proxy statement filed on February 18, 2011 and incorporated herein by reference thereto), as further amended by Amendment No. 2, effective as of December 1, 2011 (filed as Exhibit 10.10 to the Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2012 and incorporated herein by reference thereto).

10.11†
Amended Form of Restricted Stock Unit Award Under Discover Financial Services Directors’ Compensation Plan (filed as Exhibit 10.7 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.12†
Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto) as amended by Amendment No. 1 to Discover Financial Services Employee Stock Purchase Plan effective as of May 1, 2008 (filed as Exhibit 10.12 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto); Amendment No. 2 to Discover Financial Services Employee Stock Purchase Plan, effective as of December 1, 2009 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 9, 2010 and incorporated herein by reference thereto); and Amendment No. 3 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

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

10.19†
Discover Financial Services Change-in-Control Severance Policy Amended and Restated October 15, 2014 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference thereto).

10.20
Release and Settlement Agreement, executed as of October 27, 2008, by and among Discover Financial Services, DFS Services, LLC, Discover Bank, and their Subsidiaries and Affiliates; MasterCard Incorporated and MasterCard International Incorporated and their Affiliates; and Visa Inc. and its Affiliates and Predecessors including Visa U.S.A. Inc. and Visa International Service Association (filed as Exhibit 99.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 28, 2008 and incorporated herein by reference thereto).

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

10.28
Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.32 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.29
Amendment to Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.33 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.30
Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.34 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.31
First Amendment to Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.35 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.32†
Form Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2011 and incorporated herein by reference thereto).

10.33†
Form Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.5 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2011 and incorporated herein by reference thereto).

10.34
Asset Purchase Agreement between Discover Bank and Citibank, N.A. dated August 31, 2011 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

10.35†
Form 2012 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 4, 2012 and incorporated herein by reference thereto).

10.36†
Form 2012 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 4, 2012 and incorporated herein by reference thereto).

Exhibit Number	Description
10.37†
Form 2013 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2013 and incorporated herein by reference thereto).

10.38†
Form 2013 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2013 and incorporated herein by reference thereto).

10.39†
Amendment No. 3 to the Directors’ Compensation Plan of Discover Financial Services, effective as of July 1, 2013 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 30, 2013 and incorporated herein by reference thereto).

10.40†
Form of 2013 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 26, 2013 and incorporated herein by reference thereto).

10.41†
Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on March 19, 2014 and incorporated herein by reference thereto).

10.42†
Form 2014 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and
Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly
Report on Form 10-Q filed on April 29, 2014 and incorporated herein by reference thereto).

10.43†
Form 2014 Award Certificate for Performance Stock Units Under Discover Financial Services Amended
and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’
Quarterly Report on Form 10-Q filed on April 29, 2014 and incorporated herein by reference thereto).

10.44†
Amendment No. 4 to the Directors’ Compensation Plan of Discover Financial Services, effective as of May 7, 2014 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on
August 1, 2014 and incorporated herein by reference thereto).

10.45†
Form 2015 Award Certificate for Cash-Converted Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.46†
Form 2015 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.47†
Form 2015 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.48†
Form of 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on April 30, 2015 and incorporated herein by reference thereto).

10.49†
Amendment No. 4 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 29, 2015 and incorporated herein by reference thereto).

10.50†
Form of 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 21, 2015 and incorporated herein by reference thereto).

10.51
Receivables Sale and Contribution Agreement, dated as of December 22, 2015 between Discover Bank and Discover Funding LLC (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

Exhibit Number	Description
10.52†
Form 2016 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.52 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2016 and incorporated herein by reference thereto).

10.53†
Form 2016 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.53 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2016 and incorporated herein by reference thereto).

10.54†
Amendment No. 5 to Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2017 (filed as Exhibit 10.54 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2017 and incorporated herein by reference thereto).

10.55†
Form 2017 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and
Restated Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).

10.56†
Form 2017 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto.

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
Date: February 21, 2018

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2018.

Signature	Title

/S/ DAVID W. NELMS	Chairman and Chief Executive Officer
David W. Nelms

/S/ R. MARK GRAF	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
R. Mark Graf

/S/ EDWARD W. McGROGAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Edward W. McGrogan

/S/ LAWRENCE A. WEINBACH	Lead Director
Lawrence A. Weinbach

/S/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/S/ MARY K. BUSH	Director
Mary K. Bush

/S/ GREGORY C. CASE	Director
Gregory C. Case

/S/ CANDACE H. DUNCAN	Director
Candace H. Duncan

/S/ JOSEPH F. EAZOR	Director
Joseph F. Eazor

/S/ CYNTHIA A. GLASSMAN	Director
Cynthia A. Glassman

/S/ RICHARD H. LENNY	Director
Richard H. Lenny

/S/ THOMAS G. MAHERAS	Director
Thomas G. Maheras

/S/ MICHAEL H. MOSKOW	Director
Michael H. Moskow

/S/ MARK A. THIERER	Director
Mark A. Thierer