Form 10-Q
period 2018-06-30
Discover Financial Services
filed 2018-08-01
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018, there were 342,658,270 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	June 30, 2018	December 31, 2017
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$15,289	$13,306
Restricted cash	630	81
Investment securities (includes $1,296 and $1,395 at fair value at June 30, 2018 and December 31, 2017, respectively)	1,522	1,568
Loan receivables
Loan receivables	84,789	84,248
Allowance for loan losses	(2,828)	(2,621)
Net loan receivables	81,961	81,627
Premises and equipment, net	874	825
Goodwill	255	255
Intangible assets, net	162	163
Other assets	2,058	2,262
Total assets	$102,751	$100,087
Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing deposit accounts	$61,068	$58,165
Non-interest bearing deposit accounts	615	599
Total deposits	61,683	58,764
Long-term borrowings	26,252	26,326
Accrued expenses and other liabilities	3,927	4,105
Total liabilities	91,862	89,195
Commitments, contingencies and guarantees (Notes 8, 11 and 12)
Stockholders’ Equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 564,557,895 and 563,497,702 shares issued at June 30, 2018 and December 31, 2017, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 5,700 shares issued and outstanding and aggregate liquidation preference of $570 at June 30, 2018 and December 31, 2017	563	563
Additional paid-in capital	4,089	4,042
Retained earnings	17,787	16,687
Accumulated other comprehensive loss	(162)	(152)
Treasury stock, at cost; 220,657,224 and 205,577,507 shares at June 30, 2018 and December 31, 2017, respectively	(11,394)	(10,254)
Total stockholders’ equity	10,889	10,892
Total liabilities and stockholders’ equity	$102,751	$100,087

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

	June 30, 2018	December 31, 2017
	(unaudited) (dollars in millions)
Assets
Restricted cash	$630	$81
Loan receivables	$30,151	$31,781
Allowance for loan losses allocated to securitized loan receivables	$(1,020)	$(998)
Other assets	$6	$5
Liabilities
Long-term borrowings	$16,365	$16,536
Accrued expenses and other liabilities	$17	$16

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,139	$1,916	$4,229	$3,792
Other loans	421	379	838	746
Investment securities	6	7	13	14
Other interest income	70	36	125	64
Total interest income	2,636	2,338	5,205	4,616
Interest expense
Deposits	287	199	549	390
Long-term borrowings	220	201	427	396
Total interest expense	507	400	976	786
Net interest income	2,129	1,938	4,229	3,830
Provision for loan losses	742	640	1,493	1,226
Net interest income after provision for loan losses	1,387	1,298	2,736	2,604
Other income
Discount and interchange revenue, net	263	278	517	511
Protection products revenue	50	56	103	114
Loan fee income	95	83	191	172
Transaction processing revenue	42	42	85	81
Other income	24	22	53	50
Total other income	474	481	949	928
Other expense
Employee compensation and benefits	400	367	805	730
Marketing and business development	224	192	409	360
Information processing and communications	86	77	168	157
Professional fees	161	156	316	303
Premises and equipment	24	23	50	48
Other expense	89	97	204	199
Total other expense	984	912	1,952	1,797
Income before income tax expense	877	867	1,733	1,735
Income tax expense	208	321	398	625
Net income	$669	$546	$1,335	$1,110
Net income allocated to common stockholders	$663	$532	$1,309	$1,083
Basic earnings per common share	$1.91	$1.41	$3.73	$2.83
Diluted earnings per common share	$1.91	$1.40	$3.72	$2.83
Dividends declared per common share	$0.35	$0.30	$0.70	$0.60

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited) (dollars in millions)
Net income	$669	$546	$1,335	$1,110
Other comprehensive income, net of taxes
Unrealized (loss) gain on available-for-sale investment securities, net of tax	(1)	—	(8)	1
Unrealized gain on cash flow hedges, net of tax	7	5	26	10
Unrealized pension and post-retirement plan gain, net of tax	—	—	1	—
Other comprehensive income	6	5	19	11
Comprehensive income	$675	$551	$1,354	$1,121

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2016	575	$560	562,414	$5	$3,962	$15,130	$(161)	$(8,173)	$11,323
Net income	—	—	—	—	—	1,110	—	—	1,110
Other comprehensive income	—	—	—	—	—	—	11	—	11
Purchases of treasury stock	—	—	—	—	—	—	—	(970)	(970)
Common stock issued under employee benefit plans	—	—	40	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	988	1	32	—	—	—	33
Dividends — common stock	—	—	—	—	—	(232)	—	—	(232)
Dividends — preferred stock	—	—	—	—	—	(19)	—	—	(19)
Balance at June 30, 2017	575	$560	563,442	$6	$3,997	$15,989	$(150)	$(9,143)	$11,259

Balance at December 31, 2017	6	$563	563,498	$6	$4,042	$16,687	$(152)	$(10,254)	$10,892
Cumulative effect of ASU No. 2018-02 adoption	—	—	—	—	—	29	(29)	—	—
Net income	—	—	—	—	—	1,335	—	—	1,335
Other comprehensive income	—	—	—	—	—	—	19	—	19
Purchases of treasury stock	—	—	—	—	—	—	—	(1,140)	(1,140)
Common stock issued under employee benefit plans	—	—	45	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	1,015	—	44	—	—	—	44
Dividends — common stock	—	—	—	—	—	(248)	—	—	(248)
Dividends — preferred stock	—	—	—	—	—	(16)	—	—	(16)
Balance at June 30, 2018	6	$563	564,558	$6	$4,089	$17,787	$(162)	$(11,394)	$10,889

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2018	2017
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,335	$1,110
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	1,493	1,226
Deferred income taxes	(137)	(46)
Depreciation and amortization	216	188
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(198)	(195)
Net loss on investments and other assets	22	27
Other, net	44	33
Changes in assets and liabilities:
Decrease in other assets	190	3
Decrease in accrued expenses and other liabilities	(141)	(314)
Net cash provided by operating activities	2,824	2,032

Cash flows from investing activities
Maturities of available-for-sale investment securities	86	104
Maturities of held-to-maturity investment securities	9	7
Purchases of held-to-maturity investment securities	(62)	(36)
Net principal disbursed on loans originated for investment	(1,639)	(1,550)
Proceeds from returns of investment	—	14
Purchases of other investments	(5)	(23)
Purchases of premises and equipment	(118)	(103)
Net cash used for investing activities	(1,729)	(1,587)

Cash flows from financing activities
Proceeds from issuance of securitized debt	2,184	2,952
Maturities and repayment of securitized debt	(2,337)	(2,651)
Proceeds from issuance of other long-term borrowings	844	1,050
Maturities and repayment of other long-term borrowings	(753)	(401)
Proceeds from issuance of common stock	3	2
Purchases of treasury stock	(1,140)	(970)
Net increase in deposits	2,900	858
Dividends paid on common and preferred stock	(264)	(251)
Net cash provided by financing activities	1,437	589
Net increase in cash, cash equivalents and restricted cash	2,532	1,034
Cash, cash equivalents and restricted cash, at beginning of period	13,387	12,009
Cash, cash equivalents and restricted cash, at end of period	$15,919	$13,043

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$15,289	$12,950
Restricted cash	630	93
Cash, cash equivalents and restricted cash, at end of period	$15,919	$13,043

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Recently Issued Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits, but does not require, issuers to reclassify into retained earnings any tax effects that are stranded in accumulated other comprehensive income (“AOCI”) as a result of the change in the statutory federal tax rate enacted by the Tax Cuts and Jobs Act of 2017 (“TCJA”). Tax effects that are stranded in AOCI for other reasons, such as prior changes in tax law or changes in a valuation allowance, may not be reclassified directly through retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted the ASU as of April 1, 2018, resulting in a reclassification from AOCI to retained earnings that did not have a material impact to the Company's financial statements. See Note 7: Accumulated Other Comprehensive Income for additional details on the impact of adopting of this standard. The Company's policy is to adjust the tax effects of a component of AOCI in the same period in which the item is sold or otherwise derecognized, or when the carrying value of the item is remeasured.
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

2.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	June 30, 2018	December 31, 2017
U.S. Treasury securities(1)	$674	$672
States and political subdivisions of states	—	1
Residential mortgage-backed securities - Agency(2)	848	895
Total investment securities	$1,522	$1,568

(1)	Includes $32 million and $48 million of U.S. Treasury securities pledged as swap collateral as of June 30, 2018 and December 31, 2017, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2018
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$675	$—	$(1)	$674
Residential mortgage-backed securities - Agency	639	—	(17)	622
Total available-for-sale investment securities	$1,314	$—	$(18)	$1,296
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$226	$—	$(4)	$222
Total held-to-maturity investment securities	$226	$—	$(4)	$222

At December 31, 2017
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$675	$—	$(3)	$672
Residential mortgage-backed securities - Agency	728	1	(6)	723
Total available-for-sale investment securities	$1,403	$1	$(9)	$1,395
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$1	$—	$—	$1
Residential mortgage-backed securities - Agency(3)	172	1	(1)	172
Total held-to-maturity investment securities	$173	$1	$(1)	$173

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2018
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$—	$—	$674	$(1)
Residential mortgage-backed securities - Agency	31	$509	$(12)	$113	$(5)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	85	$126	$(2)	$52	$(2)

At December 31, 2017
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$—	$—	$672	$(3)
Residential mortgage-backed securities - Agency	27	$457	$(3)	$132	$(3)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	45	$56	$—	$38	$(1)

There were no losses related to other-than-temporary impairments and no proceeds from sales or recognized gains and losses on available-for-sale securities during the three and six months ended June 30, 2018 and 2017. See Note 7: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and six months ended June 30, 2018 and 2017.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
At June 30, 2018
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$675	$—	$—	$—	$675
Residential mortgage-backed securities - Agency(1)	—	90	498	51	639
Total available-for-sale investment securities	$675	$90	$498	$51	$1,314
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$226	$226
Total held-to-maturity investment securities	$—	$—	$—	$226	$226
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$674	$—	$—	$—	$674
Residential mortgage-backed securities - Agency(1)	—	88	484	50	622
Total available-for-sale investment securities	$674	$88	$484	$50	$1,296
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$222	$222
Total held-to-maturity investment securities	$—	$—	$—	$222	$222

(1)	Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of June 30, 2018 and December 31, 2017, the Company had outstanding investments in these entities of $275 million and $297 million, respectively, and related contingent liabilities of $63 million and $66 million, respectively. Of the above outstanding equity investments, the Company had $271 million and $288 million of investments related to affordable housing projects as of June 30, 2018 and December 31, 2017, respectively, which had $63 million and $66 million related contingent liabilities, respectively.

3.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company's classes of receivables within the three portfolio segments are depicted in the following table (dollars in millions):

	June 30, 2018	December 31, 2017
Loan receivables
Credit card loans(1)	$67,812	$67,291
Other loans
Personal loans	7,304	7,374
Private student loans	7,260	7,076
Other	571	423
Total other loans	15,135	14,873
PCI loans(2)	1,842	2,084
Total loan receivables	84,789	84,248
Allowance for loan losses	(2,828)	(2,621)
Net loan receivables	$81,961	$81,627

(1)
Amounts include carrying values of $21.1 billion and $21.2 billion in underlying investors’ interest in trust debt at June 30, 2018 and December 31, 2017, respectively, and $8.4 billion and $9.9 billion in seller's interest at June 30, 2018 and December 31, 2017, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

(2)
Amounts include carrying values of $669 million and $762 million in loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at June 30, 2018 and December 31, 2017, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At June 30, 2018
Credit card loans(2)	$723	$743	$1,466	$681	$204
Other loans
Personal loans(3)	74	30	104	29	11
Private student loans (excluding PCI)(4)	106	46	152	45	10
Other	1	2	3	—	19
Total other loans (excluding PCI)	181	78	259	74	40
Total loan receivables (excluding PCI)	$904	$821	$1,725	$755	$244

At December 31, 2017
Credit card loans(2)	$781	$751	$1,532	$693	$203
Other loans
Personal loans(3)	73	30	103	28	10
Private student loans (excluding PCI)(4)	134	33	167	33	2
Other	3	1	4	—	18
Total other loans (excluding PCI)	210	64	274	61	30
Total loan receivables (excluding PCI)	$991	$815	$1,806	$754	$233

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $10 million and $9 million for the three months ended June 30, 2018 and 2017, respectively, and $19 million and $17 million for the six months ended June 30, 2018 and 2017, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)	Credit card loans that are 90 or more days delinquent and accruing interest include $85 million and $72 million of loans accounted for as TDRs at June 30, 2018 and December 31, 2017, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $5 million of loans accounted for as TDRs at June 30, 2018 and December 31, 2017.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $7 million and $5 million of loans accounted for as TDRs at June 30, 2018 and December 31, 2017, respectively.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended June 30,
	2018		2017
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$555	3.34%	$445	2.94%
Other loans
Personal loans	72	3.97%	54	3.18%
Private student loans (excluding PCI)	21	1.16%	20	1.15%
Other	1	0.34%	1	0.30%
Total other loans	94	2.48%	75	2.14%
Net charge-offs (excluding PCI)	$649	3.18%	$520	2.79%
Net charge-offs (including PCI)	$649	3.11%	$520	2.71%

	For the Six Months Ended June 30,
	2018		2017
	Net Charge-off Dollars	Net Charge-off Rate(1)	Net Charge-off Dollars	Net Charge-off Rate(1)
Credit card loans	$1,095	3.33%	$867	2.89%
Other loans
Personal loans	145	4.00%	105	3.17%
Private student loans (excluding PCI)	43	1.17%	34	0.99%
Other	1	0.23%	3	1.79%
Total other loans	189	2.50%	142	2.08%
Net charge-offs (excluding PCI)	$1,284	3.18%	$1,009	2.74%
Net charge-offs (including PCI)	$1,284	3.10%	$1,009	2.65%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.
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
The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At June 30, 2018
Credit card loans	82%	18%
Personal loans	95%	5%
Private student loans (excluding PCI)(1)	94%	6%

At December 31, 2017
Credit card loans	82%	18%
Personal loans	95%	5%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."

For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At June 30, 2018 and December 31, 2017, there were $40 million and $29 million, respectively, of private student loans, including PCI, in forbearance, representing 0.7% and 0.5%, respectively, of total student loans in repayment and forbearance.
Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,252	$301	$170	$13	$2,736
Additions
Provision for loan losses	637	84	22	(1)	742
Deductions
Charge-offs	(684)	(80)	(24)	(1)	(789)
Recoveries	129	8	3	—	140
Net charge-offs	(555)	(72)	(21)	(1)	(649)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,334	$313	$170	$11	$2,828

	For the Three Months Ended June 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,892	$207	$156	$9	$2,264
Additions
Provision for loan losses	533	82	23	2	640
Deductions
Charge-offs	(561)	(61)	(22)	(1)	(645)
Recoveries	116	7	2	—	125
Net charge-offs	(445)	(54)	(20)	(1)	(520)
Balance at end of period	$1,980	$235	$159	$10	$2,384

(1) Includes both PCI and non-PCI private student loans.
(2) Net change in reserves on PCI pools having no remaining non-accretable difference.

The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Six Months Ended June 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	1,282	157	53	1	1,493
Deductions
Charge-offs	(1,347)	(161)	(49)	(1)	(1,558)
Recoveries	252	16	6	—	274
Net charge-offs	(1,095)	(145)	(43)	(1)	(1,284)
Other(2)	—	—	(2)	—	(2)
Balance at end of period	$2,334	$313	$170	$11	$2,828

	For the Six Months Ended June 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	1,057	140	35	(6)	1,226
Deductions
Charge-offs	(1,096)	(118)	(39)	(3)	(1,256)
Recoveries	229	13	5	—	247
Net charge-offs	(867)	(105)	(34)	(3)	(1,009)
Balance at end of period	$1,980	$235	$159	$10	$2,384

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.
Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$110	$87	$219	$171
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$28	$23	$55	$45

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At June 30, 2018
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,074	$276	$121	$4	$2,475
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	260	37	22	7	326
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	27	—	27
Total allowance for loan losses	$2,334	$313	$170	$11	$2,828
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$66,114	$7,174	$7,099	$516	$80,903
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,698	130	161	55	2,044
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,842	—	1,842
Total recorded investment	$67,812	$7,304	$9,102	$571	$84,789

At December 31, 2017
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,921	$269	$112	$4	$2,306
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	226	32	21	7	286
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	29	—	29
Total allowance for loan losses	$2,147	$301	$162	$11	$2,621
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$65,975	$7,263	$6,939	$370	$80,547
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,316	111	137	53	1,617
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,084	—	2,084
Total recorded investment	$67,291	$7,374	$9,160	$423	$84,248

(1)	Includes both PCI and non-PCI private student loans.

(2)
Loan receivables evaluated for impairment in accordance with ASC 310-10-35 include credit card loans, personal loans and student loans collectively evaluated for impairment in accordance with ASC Subtopic 310-40, Receivables, which consists of modified loans accounted for as TDRs. Other loans are individually evaluated for impairment and generally do not represent TDRs.

(3)
The unpaid principal balance of credit card loans was $1.5 billion and $1.1 billion at June 30, 2018 and December 31, 2017, respectively. The unpaid principal balance of personal loans was $130 million and $109 million at June 30, 2018 and December 31, 2017, respectively. The unpaid principal balance of student loans was $161 million and $135 million at June 30, 2018 and December 31, 2017, respectively. All loans accounted for as TDRs have a related allowance for loan losses.

Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, personal loan and student loan borrowers who may be experiencing financial hardship. The Company continually evaluates new programs to determine which of them meet the definition of a TDR. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs are also available for credit card and personal loans. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance, result in the loans being considered individually impaired. In addition, loans that defaulted or graduated from modification programs or forbearance are considered to be individually impaired.
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

Additional information about modified loans classified as TDRs is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended June 30, 2018
Credit card loans(3)	$1,604	$41	$32
Personal loans	$125	$3	$2
Private student loans	$153	$3	$—

For the Three Months Ended June 30, 2017
Credit card loans(3)	$1,137	$25	$22
Personal loans	$90	$3	$1
Private student loans	$107	$1	$—

For the Six Months Ended June 30, 2018
Credit card loans(3)	$1,507	$75	$58
Personal loans	$120	$6	$3
Private student loans	$147	$6	$—

For the Six Months Ended June 30, 2017
Credit card loans(3)	$1,122	$50	$42
Personal loans	$87	$5	$2
Private student loans	$101	$3	$—

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

(3)
Includes credit card loans that were modified in TDRs, but are no longer enrolled in a TDR program due to noncompliance with the terms of the modification or due to successful completion of a program after which charging privileges may be reinstated based on customer-level evaluation. The average balance of credit card loans that were no longer enrolled in a TDR program was $397 million and $324 million, respectively, for the three months ended June 30, 2018 and 2017, and $391 million and $317 million, respectively, for the six months ended June 30, 2018 and 2017.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and six months ended June 30, 2018 and 2017, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended June 30, 2018 and 2017, the Company forgave approximately $11 million and $10 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the six months ended June 30, 2018 and 2017, the Company forgave approximately $23 million and $21 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended June 30,
	2018		2017
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	56,003	$363	26,078	$157
Personal loans	1,836	$23	1,430	$18
Private student loans	1,046	$21	1,003	$18

	For the Six Months Ended June 30,
	2018		2017
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	116,058	$743	56,971	$338
Personal loans	3,964	$52	2,993	$36
Private student loans	1,952	$37	2,020	$35

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30,
	2018		2017
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	8,970	$49	8,049	$43
Personal loans(2)	637	$8	341	$4
Private student loans(3)	204	$3	184	$3

	For the Six Months Ended June 30,
	2018		2017
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	17,784	$96	16,215	$87
Personal loans(2)	1,212	$16	648	$8
Private student loans(3)	475	$8	369	$6

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the three months ended June 30, 2018 and 2017, approximately 34% and 39%, respectively, of the total balances were charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the six months ended June 30, 2018 and 2017, approximately 36% and 39%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at June 30, 2018 and December 31, 2017. Total PCI student loans had an outstanding balance of $1.9 billion and $2.2 billion, including accrued interest, and a related carrying amount of $1.8 billion and $2.1 billion as of June 30, 2018 and December 31, 2017, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$633	$755	$669	$796
Accretion into interest income	(36)	(40)	(72)	(81)
Other changes in expected cash flows	11	10	11	10
Balance at end of period	$608	$725	$608	$725

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future net credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three and six months ended June 30, 2018 and 2017. The allowance for PCI loan losses at June 30, 2018 and December 31, 2017 was $27 million and $29 million, respectively. For the three and six months ended June 30, 2018 and 2017, the increase in accretable yield was primarily driven by increases in rates on variable rate loans during the first half of 2018 and 2017. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At June 30, 2018, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.61% and 0.64%, respectively. At December 31, 2017, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 3.24% and 0.93%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.31% and 0.64% for the three months ended June 30, 2018 and 2017, respectively, and 0.66% and 0.58% for the six months ended June 30, 2018 and 2017, respectively.

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
The Company’s retained interests in the assets of the trusts, consisting of investments in DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions, which are eliminated in the preparation of the Company’s condensed consolidated statements of financial condition.
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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2018	December 31, 2017
Restricted cash	$579	$26

Investors’ interests held by third-party investors	15,975	16,025
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,129	5,133
Seller’s interest	8,378	9,861
Loan receivables(1)	29,482	31,019
Allowance for loan losses allocated to securitized loan receivables(1)	(1,020)	(998)
Net loan receivables	28,462	30,021
Other	6	5
Carrying value of assets of consolidated variable interest entities	$29,047	$30,052

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of June 30, 2018, no economic or other early amortization events have occurred.
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

The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2018	December 31, 2017
Restricted cash	$51	$55
Student loan receivables	669	762
Carrying value of assets of consolidated variable interest entities	$720	$817

5.	Deposits
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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	June 30, 2018	December 31, 2017
Certificates of deposit in amounts less than $100,000	$23,740	$23,768
Certificates of deposit in amounts $100,000 or greater(1)	6,258	5,984
Savings deposits, including money market deposit accounts	31,070	28,413
Total interest-bearing deposits	$61,068	$58,165

(1)
Includes $1.5 billion and $1.4 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of June 30, 2018 and December 31, 2017, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

Maturity Period	June 30, 2018
Three months or less	$880
Over three months through six months	826
Over six months through twelve months	1,932
Over twelve months	2,620
Total	$6,258

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	June 30, 2018
2018	$6,672
2019	9,097
2020	5,095
2021	3,573
2022	2,298
Thereafter	3,263
Total	$29,998

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	June 30, 2018				December 31, 2017
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2018-2024	1.39%-3.03%	1.92%	$9,472	$8,888
Floating-rate asset-backed securities(2)(3)	2018-2024	2.30%-2.67%	2.50%	6,362	7,038
Total Discover Card Master Trust I and Discover Card Execution Note Trust				15,834	15,926

Floating-rate asset-backed securities(4)(5)(6)	2031-2036	2.65%-5.75%	3.97%	531	610
Total SLC Private Student Loan Trusts				531	610
Total long-term borrowings - owed to securitization investors				16,365	16,536

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2019-2027	3.75%-10.25%	4.25%	2,726	2,710
Fixed-rate retail notes	2018-2031	2.85%-4.60%	3.73%	348	302

Discover Bank
Fixed-rate senior bank notes(1)	2018-2026	2.60%-4.25%	3.37%	6,115	6,080
Fixed-rate subordinated bank notes	2019-2020	7.00%-8.70%	7.49%	698	698
Total long-term borrowings				$26,252	$26,326

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate ("LIBOR"). Use of these interest rate swaps impacts carrying value of the debt. See Note 14: Derivatives and Hedging Activities.

(2)	Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of June 30, 2018.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 14: Derivatives and Hedging Activities.

(4)
SLC Private Student Loan Trusts floating-rate asset-backed securities include issuances with the following interest rate terms: 3-month LIBOR + 30 to 45 basis points and Prime rate + 100 basis points as of June 30, 2018.

(5)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The dates shown represent final maturity dates.

(6)	Includes $216 million of senior notes maturing in 2031 and $315 million of senior and subordinated notes maturing in 2036 as of June 30, 2018.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

Year	June 30, 2018
2018	$2,773
2019	5,993
2020	4,688
2021	1,564
2022	2,784
Thereafter	8,450
Total	$26,252

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2018, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of June 30, 2018. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar years 2019 through 2020. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized Loss on Available-for-Sale Investment Securities, Net of Tax	Gain (Loss) on Cash Flow Hedges, Net of Tax	Loss on Pension Plan, Net of Tax	AOCI
For the Three Months Ended June 30, 2018
Balance at March 31, 2018	$(12)	$29	$(156)	$(139)
Cumulative effect of ASU No. 2018-02 adoption(1)	(1)	3	(31)	(29)
Net change	(1)	7	—	6
Balance at June 30, 2018	$(14)	$39	$(187)	$(162)

For the Three Months Ended June 30, 2017
Balance at March 31, 2017	$(2)	$(8)	$(145)	$(155)
Net change	—	5	—	5
Balance at June 30, 2017	$(2)	$(3)	$(145)	$(150)

For the Six Months Ended June 30, 2018
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)
Cumulative effect of ASU No. 2018-02 adoption(1)	(1)	3	(31)	(29)
Net change	(8)	26	1	19
Balance at June 30, 2018	$(14)	$39	$(187)	$(162)

For the Six Months Ended June 30, 2017
Balance at December 31, 2016	$(3)	$(13)	$(145)	$(161)
Net change	1	10	—	11
Balance at June 30, 2017	$(2)	$(3)	$(145)	$(150)

(1)	Represents the adjustment to AOCI as a result of adoption of ASU No. 2018-02 in the second quarter of 2018. See Note 1: Background and Basis of Presentation for additional information.

The following table presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended June 30, 2018
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)
Cash Flow Hedges
Net unrealized gain arising during the period	$10	$(2)	$8
Amounts reclassified from AOCI	(1)	—	(1)
Net change	$9	$(2)	$7

For the Three Months Ended June 30, 2017
Cash Flow Hedges
Net unrealized gain arising during the period	$3	$(1)	$2
Amounts reclassified from AOCI	3	—	3
Net change	$6	$(1)	$5

For the Six Months Ended June 30, 2018
Available-for-Sale Investment Securities
Net unrealized holding loss arising during the period	$(10)	$2	$(8)
Net change	$(10)	$2	$(8)
Cash Flow Hedges
Net unrealized gain arising during the period	$34	$(8)	$26
Net change	$34	$(8)	$26
Pension Plan
Unrealized gain arising during the period	$1	$—	$1
Net change	$1	$—	$1

For the Six Months Ended June 30, 2017
Available-for-Sale Investment Securities
Net unrealized holding gain arising during the period	$2	$(1)	$1
Net change	$2	$(1)	$1
Cash Flow Hedges
Net unrealized gain arising during the period	$9	$(4)	$5
Amounts reclassified from AOCI	8	(3)	5
Net change	$17	$(7)	$10

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income before income tax expense	$877	$867	$1,733	$1,735
Income tax expense	$208	$321	$398	$625
Effective income tax rate	23.7%	37.1%	23.0%	36.0%

Income tax expense decreased $113 million and $227 million, respectively, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The effective tax rates decreased 13.4% and 13.0%, respectively, for the three and six months ended June 30, 2018 as compared to the same periods in 2017. The decrease in rates is primarily due to a reduction in the U.S. federal statutory income tax rate from 35% to 21% offset by other effects of TCJA. For the six months ended June 30, 2018, the effective tax rate was also favorably impacted by the resolution of certain tax matters.
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

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income	$669	$546	$1,335	$1,110
Preferred stock dividends	—	(10)	(16)	(19)
Net income available to common stockholders	669	536	1,319	1,091
Income allocated to participating securities	(6)	(4)	(10)	(8)
Net income allocated to common stockholders	$663	$532	$1,309	$1,083
Denominator
Weighted-average shares of common stock outstanding	348	379	351	382
Weighted-average shares of common stock outstanding and common stock equivalents	348	379	351	382

Basic earnings per common share	$1.91	$1.41	$3.73	$2.83
Diluted earnings per common share	$1.91	$1.40	$3.72	$2.83

There were no anti-dilutive securities on the computation of diluted EPS for the three and six months ended June 30, 2018 and 2017.

10.	Capital Adequacy
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
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued final capital rules under the Basel Committee’s December 2010 framework (referred to as “Basel III”) establishing a new comprehensive capital framework for U.S. banking organizations. The final capital rules ("Basel III rules") substantially revise Basel I rules regarding the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company. The Basel III rules, which became effective for the Company on January 1, 2015, are subject to phase-in periods through the end of 2018 (the "transition period"). This timing is based on the Company being classified as a "Standardized Approach" entity.
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
As of June 30, 2018, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
June 30, 2018
Total capital (to risk-weighted assets)
Discover Financial Services	$11,872	13.6%	$6,958	≥8.0%	$8,698	≥10.0%
Discover Bank	$12,455	14.5%	$6,883	≥8.0%	$8,604	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,659	12.3%	$5,219	≥6.0%	$5,219	≥6.0%
Discover Bank	$10,718	12.5%	$5,163	≥6.0%	$6,883	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,659	10.5%	$4,063	≥4.0%	N/A	N/A
Discover Bank	$10,718	10.7%	$4,022	≥4.0%	$5,028	≥5.0%
CET1 capital (to risk-weighted assets)
Discover Financial Services	$10,096	11.6%	$3,914	≥4.5%	N/A	N/A
Discover Bank	$10,718	12.5%	$3,872	≥4.5%	$5,593	≥6.5%

December 31, 2017
Total capital (to risk-weighted assets)
Discover Financial Services	$11,952	13.8%	$6,946	≥8.0%	$8,683	≥10.0%
Discover Bank	$12,364	14.4%	$6,872	≥8.0%	$8,589	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,677	12.3%	$5,210	≥6.0%	$5,210	≥6.0%
Discover Bank	$10,533	12.3%	$5,154	≥6.0%	$6,872	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,677	10.8%	$3,949	≥4.0%	N/A	N/A
Discover Bank	$10,533	10.8%	$3,912	≥4.0%	$4,890	≥5.0%
CET1 capital (to risk-weighted assets)
Discover Financial Services	$10,114	11.6%	$3,907	≥4.5%	N/A	N/A
Discover Bank	$10,533	12.3%	$3,865	≥4.5%	$5,583	≥6.5%

(1)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions.

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

Commitments
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2029. Future minimum payments on capital leases were not material at June 30, 2018. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

June 30, 2018
2018	$7
2019	13
2020	11
2021	10
2022	7
Thereafter	41
Total minimum lease payments	$89

Unused Credit Arrangements
At June 30, 2018, the Company had unused credit arrangements for loans of approximately $194.3 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Securitizations Representations and Warranties
As part of the Company’s financing activities, the Company provides representations and warranties that certain assets pledged as collateral in secured borrowing arrangements conform to specified guidelines. Due diligence is performed by the Company, which is intended to ensure that asset guideline qualifications are met. If the assets pledged as collateral do not meet certain conforming guidelines, the Company may be required to replace, repurchase or sell such assets. In its credit card securitization activities, the Company would replace nonconforming receivables through the allocation of excess seller’s interest or from additional transfers from the unrestricted pool of receivables. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors’ interests would be triggered. In its student loan securitizations, the Company would generally repurchase the loans from the trust at the outstanding principal amount plus interest.
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
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. These representations and warranties may extend through the contractual life of the mortgage loan, even though the Company closed the mortgage origination business in 2015. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company has established a repurchase reserve based on expected losses. At June 30, 2018, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
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
While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume, would be $149 million for merchant guarantees as of June 30, 2018. The maximum potential counterparty exposures to these settlement guarantees for ATM guarantees would be immaterial as of June 30, 2018. The maximum potential counterparty exposures for network alliance guarantees would be $31 million as of June 30, 2018.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of June 30, 2018, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2018 and 2017.
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
The following table summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Aggregate sales transaction volume(1)	$39,977	$35,885	$75,994	$68,539

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2018 or December 31, 2017. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of June 30, 2018 and December 31, 2017, the Company had escrow deposits and settlement withholdings of $13 million and $10 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
The Company has historically offered its customers an arbitration clause in its customer agreements. The arbitration clause allows the Company and its customers to quickly and economically resolve disputes. Additionally, the arbitration clause has in some instances limited the costs of, and the Company’s exposure to, litigation. Future legal and regulatory challenges and prohibitions may cause the Company to discontinue its offering and use of such clauses. From time to time, the Company is involved in legal actions challenging its arbitration clause. Bills may be periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. On July 10, 2017, the Bureau of Consumer Financial Protection (the "Bureau") issued a final arbitration rule (the "Arbitration Rule") that would have effectively banned consumer financial companies from including class action waivers in arbitration clauses. On November 1, 2017, a resolution of disapproval of the Arbitration Rule was signed into law and the Arbitration Rule was blocked from taking effect and cannot be reissued in substantially the same form, nor can a new rule that is substantially similar be issued unless specifically authorized by a law enacted after the date of the resolution of disapproval.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, the Company is currently the subject of an action by the Federal Reserve with respect to anti-money laundering and related compliance programs as referred to below. This agreement followed the consent order that Discover Bank entered into with the FDIC on June 13, 2014 related to Discover Bank's anti-money laundering and related compliance programs. This consent order was terminated in August 2017. In addition, certain subsidiaries of the Company are subject to a consent order with the Bureau regarding certain student loan servicing practices, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion, and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time. The existing supervisory action related to anti-money laundering and related laws and regulations will limit for a period of time the Company's ability to enter into certain types of acquisitions and make certain types of investments.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three and six months ended June 30, 2018 and 2017.
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
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, SLC and Discover Products Inc. (the “Discover Subsidiaries”), agreed to a consent order with the Bureau resolving the agency’s investigation with respect to certain student loan servicing practices. The Bureau’s investigation into these practices has been previously disclosed by the Company, initially in February 2014. The order required the Discover Subsidiaries to provide redress of approximately $16 million to consumers who may have been affected by the activities described in the order related to certain collection calls, overstatements of minimum payment due amounts in billing statements, and provision of interest paid information to consumers, and provide regulatory disclosures with respect to loans acquired in default. In addition, the Discover Subsidiaries were required to pay a $2.5 million civil money penalty to the Bureau. As required by the consent order, on

October 19, 2015, the Discover Subsidiaries submitted to the Bureau a redress plan and a compliance plan designed to ensure that the Discover Subsidiaries provide redress and otherwise comply with the terms of the order.
On September 4, 2015, the District Attorney of Trinity County, California filed a protection products lawsuit against the Company in California state court (The People of the State of California Ex Rel, Eric L. Heryford, District Attorney, Trinity County v. Discover Financial Services, et al.). The District Attorney subsequently dismissed this lawsuit on February 19, 2016 and filed a new complaint in federal court in the Eastern District of California on March 4, 2016 alleging the same cause of action. An amended complaint was filed on March 25, 2016. The lawsuit asserts various claims under California's Unfair Competition Law with respect to the Company's marketing and administration of various protection products. Plaintiff seeks declaratory relief, statutory civil penalties, and attorneys’ fees. The Company filed a motion to dismiss the first amended complaint on April 26, 2016. The motion was granted on June 26, 2018, but the court has granted the plaintiff until September 24, 2018 to file an amended complaint. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. On July 15, 2016, plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. The defendants filed motions to dismiss on August 5, 2016. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the networks, including the Company. In May 2017, while discovery was proceeding and after class certification was fully briefed but not yet ruled upon, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. In June 2017, the federal court in New York declined to consolidate the B&R case with MDL 1720, but ordered the parties to coordinate discovery across the actions to the extent they involved related issues. On July 6, 2017, the Company requested permission to file a motion to dismiss the claims against it in the federal court in New York. On August 24, 2017, the Court held a status conference at which it set a briefing schedule on Discover’s motion to dismiss. In September 2017, Discover filed its motion to dismiss. On November 29, 2017, the Court heard argument on class certification and took the motion under advisement. On January 23, 2018, the Court heard argument on Discover's motion to dismiss. On March 11, 2018, the Court entered an order denying the plaintiffs' motion of class certification without prejudice to filing a renewed motion with additional detail on the proposed class period and alleged antitrust injuries. Fact discovery closed on June 14, 2018, and plaintiffs filed a renewed motion for class certification on July 16, 2018. Opening expert reports are due on August 31, 2018, and class briefing will be complete by November 2018. The Court has not yet set a hearing date on the class motion, and merits expert discovery will close in 2019. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2018
Assets
Fair value - OCI
U.S. Treasury securities	$674	$—	$—	$674
Residential mortgage-backed securities - Agency	—	622	—	622
Available-for-sale investment securities	$674	$622	$—	$1,296

Derivative financial instruments - cash flow hedges(1)	$—	$11	$—	$11

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$—	$—	$—

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$—	$—	$—

Balance at December 31, 2017
Assets
Fair value - OCI
U.S. Treasury securities	$672	$—	$—	$672
Residential mortgage-backed securities - Agency	—	723	—	723
Available-for-sale investment securities	$672	$723	$—	$1,395

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$4	$—	$4

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$3	$—	$3

(1)
Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.

Fair value hedge derivative financial instruments in a liability position were immaterial at June 30, 2018 and December 31, 2017. There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or six months ended June 30, 2018 and 2017.
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
At June 30, 2018, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $626 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and six months ended June 30, 2018 and 2017, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
In accordance with ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company uses the exit price notion when measuring the fair value of financial instruments. See Note 1: Background and Basis of Presentation for additional information.
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Balance at June 30, 2018
Assets
Amortized cost
States and political subdivisions of states	$—	$—	$—	$—	$—
Residential mortgage-backed securities - Agency	—	222	—	222	226
Held-to-maturity investment securities	$—	$222	$—	$222	$226

Net loan receivables	$—	$—	$85,487	$85,487	$81,961

Carrying value approximates fair value(1)
Cash and cash equivalents	$15,289	$—	$—	$15,289	$15,289
Restricted cash	$630	$—	$—	$630	$630
Accrued interest receivables(2)	$—	$845	$—	$845	$845

Liabilities
Amortized cost
Time deposits(3)	$—	$29,810	$—	$29,810	$29,998

Long-term borrowings - owed to securitization investors	$—	$15,839	$555	$16,394	$16,365
Other long-term borrowings	—	10,025	—	10,025	9,887
Long-term borrowings	$—	$25,864	$555	$26,419	$26,252

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$239	$—	$239	$239

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
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at June 30, 2018 will be reclassified to interest expense as interest payments are accrued on certain of the Company's floating-rate securitized debt and deposits. During the next 12 months, the Company estimates it will reclassify $10 million of pretax benefit to interest expense related to its derivatives designated as cash flow hedges.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	June 30, 2018				December 31, 2017
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$3,000	6	$11	$—	$3,800	$2	$3
Interest rate swaps—fair value hedge	$7,230	9	—	—	$7,333	4	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$32	7	—	—	$23	—	—
Total gross derivative assets/liabilities(2)			11	—		6	3
Less: Collateral held/posted(3)			(11)	—		(1)	(3)
Total net derivative assets/liabilities			$—	$—		$5	$—

(1)
The foreign exchange forward contracts have notional amounts of EUR 8 million, GBP 11 million, SGD 1 million and INR 464 million as of June 30, 2018 and notional amounts of EUR 7 million, GBP 5 million, SGD 1 million and INR 464 million as of December 31, 2017.

(2)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At June 30, 2018, the Company had one outstanding contract with a notional amount of $20 million and immaterial fair value. At December 31, 2017, the Company had one outstanding contract with a notional amount of $54 million and immaterial fair value.

(3)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.

The following amounts were recorded on the statements of financial condition related to cumulative basis adjustment for fair value hedges (dollars in millions):

	June 30, 2018
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities
Long-term borrowings	$7,018	$(168)

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Loss) Gain Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Three Months Ended June 30, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(287)	$(220)	$24

The effects of cash flow and fair value hedging:
Gain on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$1	$—

Gain (loss) on fair value hedging relationship
Gain on hedged items	$—	$11	$—
Gain (loss) on interest rate swaps	—	(22)	—
Total gain (loss) on fair value hedges	$—	$(11)	$—

The effects of derivatives not designated in hedging relationships:
Gain on derivatives not designated as hedges	$—	$—	$2

For the Three Months Ended June 30, 2017
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(199)	$(201)	$22

The effects of cash flow and fair value hedging:
(Loss) gain on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(2)	$(1)	$—

Gain (loss) on fair value hedging relationship
Gain (loss) on hedged items	$—	$(12)	$—
Gain on interest rate swaps	—	15	—
Total gain on fair value hedges	$—	$3	$—

The effects of derivatives not designated in hedging relationships:
Gain (loss) on derivatives not designated as hedges	$—	$—	$(1)

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Loss) Gain Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Six Months Ended June 30, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(549)	$(427)	$53

The effects of cash flow and fair value hedging:
(Loss) gain on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(1)	$1	$—

Gain (loss) on fair value hedging relationship
Gain on hedged items	$—	$59	$—
Gain (loss) on interest rate swaps	—	(74)	—
Total gain (loss) on fair value hedges	$—	$(15)	$—

The effects of derivatives not designated in hedging relationships:
Gain on derivatives not designated as hedges	$—	$—	$1

For the Six Months Ended June 30, 2017
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(390)	$(396)	$50

The effects of cash flow and fair value hedging:
(Loss) gain on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(4)	$(4)	$—

Gain (loss) on fair value hedging relationship
Gain on hedged items	$1	$3	$—
(Loss) gain on interest rate swaps	(1)	6	—
Total gain on fair value hedges	$—	$9	$—

The effects of derivatives not designated in hedging relationships:
Gain (loss) on derivatives not designated as hedges	$—	$—	$(1)

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

At June 30, 2018, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of June 30, 2018 would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of June 30, 2018, and therefore, no collateral was required.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended June 30, 2018
Interest income
Credit card loans	$2,139	$—	$2,139
Private student loans	150	—	150
PCI student loans	35	—	35
Personal loans	229	—	229
Other	83	—	83
Total interest income	2,636	—	2,636
Interest expense	507	—	507
Net interest income	2,129	—	2,129
Provision for loan losses	742	—	742
Other income	398	76	474
Other expense	948	36	984
Income before income tax expense	$837	$40	$877

For the Three Months Ended June 30, 2017
Interest income
Credit card loans	$1,916	$—	$1,916
Private student loans	127	—	127
PCI student loans	41	—	41
Personal loans	207	—	207
Other	47	—	47
Total interest income	2,338	—	2,338
Interest expense	400	—	400
Net interest income	1,938	—	1,938
Provision for loan losses	639	1	640
Other income	408	73	481
Other expense	876	36	912
Income before income tax expense	$831	$36	$867

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Six Months Ended June 30, 2018
Interest income
Credit card loans	$4,229	$—	$4,229
Private student loans	297	—	297
PCI student loans	72	—	72
Personal loans	455	—	455
Other	152	—	152
Total interest income	5,205	—	5,205
Interest expense	976	—	976
Net interest income	4,229	—	4,229
Provision for loan losses	1,493	—	1,493
Other income	792	157	949
Other expense	1,880	72	1,952
Income before income tax expense	$1,648	$85	$1,733

For the Six Months Ended June 30, 2017
Interest income
Credit card loans	$3,792	$—	$3,792
Private student loans	251	—	251
PCI student loans	82	—	82
Personal loans	405	—	405
Other	86	—	86
Total interest income	4,616	—	4,616
Interest expense	786	—	786
Net interest income	3,830	—	3,830
Provision for loan losses	1,233	(7)	1,226
Other income	783	145	928
Other expense	1,725	72	1,797
Income before income tax expense	$1,655	$80	$1,735

16.	Revenue from Contracts with Customers
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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended June 30, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$250	$13	$263
Protection products	50	—	50
Transaction processing revenue	—	42	42
Other income	3	21	24
Total other income subject to ASC 606(2)	303	76	379
Other income not subject to ASC 606
Loan fee income	95	—	95
Total other income not subject to ASC 606	95	—	95
Total other income by operating segment	$398	$76	$474

For the Three Months Ended June 30, 2017
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$268	$10	$278
Protection products	56	—	56
Transaction processing revenue	—	42	42
Other income	1	21	22
Total other income subject to ASC 606(2)	325	73	398
Other income not subject to ASC 606
Loan fee income	83	—	83
Total other income not subject to ASC 606	83	—	83
Total other income by operating segment	$408	$73	$481

The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Six Months Ended June 30, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$492	$25	$517
Protection products	103	—	103
Transaction processing revenue	—	85	85
Other income	6	47	53
Total other income subject to ASC 606(2)	601	157	758
Other income not subject to ASC 606
Loan fee income	191	—	191
Total other income not subject to ASC 606	191	—	191
Total other income by operating segment	$792	$157	$949

For the Six Months Ended June 30, 2017
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$491	$20	$511
Protection products	114	—	114
Transaction processing revenue	—	81	81
Other income	6	44	50
Total other income subject to ASC 606(2)	611	145	756
Other income not subject to ASC 606
Loan fee income	172	—	172
Total other income not subject to ASC 606	172	—	172
Total other income by operating segment	$783	$145	$928

(1)
Net of rewards, including Cashback Bonus rewards, of $461 million and $388 million for the three months ended June 30, 2018 and 2017, respectively, and $853 million and $751 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
Excludes $1 million of deposit product fees that are reported within net interest income for the three and six months ended June 30, 2018 and for the six months ended June 30, 2017. Deposit product fees were immaterial for the three months ended June 30, 2017.

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
Future Revenue Associated with Customer Contracts
For contracts under which the Company processes payment card transactions, the Company has the right to assess fees for services performed and to collect those fees through the settlement process. The Company generates essentially all of its discount and interchange revenue and transaction processing revenue, as well as some revenue reported as other income, through such contracts. There is no specified quantity of service promised in these contracts as the number of payment transactions is dependent upon cardholder behavior, which is outside the control of the Company and its network customers (i.e., merchants, acquirers, issuers, and other network participants). As noted above, these contracts are typically without fixed durations and renew automatically. For these reasons, the Company does not make or disclose an estimate of revenue associated with performance obligations attributable to the remaining terms of these contracts. Future revenue associated with the Company’s sales-based royalty revenues earned from Diners Club licensees is similarly variable and open-ended, and therefore the Company does not make or disclose an estimate of royalties associated with performance obligations attributable to the remaining terms of the licensing and royalty arrangements. Because of the nature of the services and the manner of collection associated with the majority of the Company's revenue from contracts with customers, material receivables or deferred revenues are not generated.

17.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2018 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business — Competition,” “Business — Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2017, which is filed with the SEC and available at the SEC’s internet site (http://www.sec.gov).
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
Quarter Highlights

•	Net income for the three months ended June 30, 2018 was $669 million compared to $546 million for the same period in 2017.

•	Total loans grew $6.8 billion, or 9%, from June 30, 2017 to $84.8 billion.

•	Credit card loans grew $6.0 billion, or 10%, to $67.8 billion, and Discover card sales volume increased 9% from June 30, 2017.

•
Total net charge-off rate increased 40 basis points from the prior year to 3.11%. Net charge-off rate excluding PCI loans increased 39 basis points from the prior year to 3.18% and the credit card delinquency rate for loans over 30 days past due increased 16 basis points from the prior year to 2.16%.

•	Direct-to-consumer deposits grew $4.6 billion, or 12%, from the prior year to $42.3 billion.

•	Payment Services transaction dollar volume for the segment was $57.3 billion, up 14% from the prior year.

•	We received a non-objection to our 2018 Comprehensive Capital Analysis and Review ("CCAR") submission from the Federal Reserve.
Outlook
We continue to focus on deploying capital through disciplined and profitable organic loan growth and by executing against our 2018 capital plan, which includes our share repurchase program and recently increased quarterly common stock dividend. Our marketing strategy remains focused on expanding wallet share with existing customers and adding new accounts. We expect the reduction in income tax expense resulting from the Tax Cuts and Job Act ("TCJA") to continue to benefit us and allow for continued investments in business growth, technology, analytical capabilities, our employees and our community.

The total net charge-off rate is expected to increase in comparison to the prior year and we expect to add to the loan loss reserve to provide for the seasoning of recent loan growth and supply-driven credit normalization. We expect net interest margin to increase slightly due to the impact of prime rate increases on our asset sensitive balance sheet and an expected shift in portfolio mix, which may be partially offset by higher deposit rates.

In our payments segment, we will continue to pursue new ways to drive volume growth in 2018. We continue to leverage our network to support our card-issuing business and we expect the payments industry to remain competitive.
Regulatory Environment and Developments
Following the financial crisis of 2007-2008, regulators proposed and implemented new regulations and supervisory guidance, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and increased their examination and enforcement activities. In February 2017, an executive order was signed identifying principles by which the current administration would regulate the U.S financial system, including making regulation appropriately tailored and efficient. The executive order also directed the Treasury Secretary to identify laws, regulations, guidance and other government policies, among other things, that are inconsistent with those principles. Since June 2017, the Treasury Department has issued multiple reports that have recommended significant changes to many of the rules and regulations implemented in response to the financial crisis of 2007-2008.
Since 2016, Congress has addressed regulation of the financial services sector in several other ways. For example, it exercised its authority under the Congressional Review Act to reject recently promulgated regulations, including a regulation adopted by the Bureau of Consumer Financial Protection (the "Bureau") that limited pre-dispute arbitration agreements.
On May 24, 2018, the President signed into law a package of legislative reforms titled the “Economic Growth, Regulatory Relief, and Consumer Protection Act”, which are intended to promote economic growth, provide tailored regulatory relief for smaller and less complex financial institutions, and enhance consumer protections. Among other provisions, the new law raises the asset threshold for designating a bank holding company as “systemically important” from $50 billion to $250 billion. The new law became effective immediately for bank holding companies with assets less than

$100 billion and will become effective 18 months from its enactment for banks with assets of $100 billion or more. Upon effectiveness of the new law, bank holding companies with assets less than $250 billion will no longer automatically be subject to regulatory requirements that establish enhanced prudential standards pursuant to the Dodd-Frank Act. This change could impact a number of regulations currently applicable to Discover, including requirements to conduct company-run stress tests, submit holding company resolution plans, and implement heightened liquidity risk management requirements. The extent of relief afforded to Discover under the legislation will depend on how it is implemented by the regulatory agencies. For bank holding companies with assets of $100 billion or more, the Federal Reserve will be required to conduct supervisory stress tests to assess capital adequacy on a “periodic” basis and the Federal Reserve will have authority to selectively apply “enhanced prudential standards” by rule or order to such firms if deemed necessary to prevent or mitigate systemic risks or promote safety and soundness after consideration of the companies’ activities, size, and risk profile. It is anticipated that the Federal Reserve and other federal banking regulators will issue further guidance in the coming months to clarify their approaches to implementing the Act’s requirements. Another provision of the law authorizes the Social Security Administration to share information with financial institutions to help detect the unauthorized use of Social Security numbers to open fraudulent accounts. The timing and impact of any information sharing program is unknown.
While advancing regulatory relief initiatives, policymakers at the federal and state levels are increasingly focused on measures to enhance data security and data breach incident response capabilities as a result of growing cybersecurity threats and the number of incidents involving unauthorized access to consumer information, including the September 2017 disclosure of a large data breach at a national credit reporting agency. Regulations at various levels of government have been proposed to address security breach notification and data security standards and several states have recently issued regulations for certain firms operating within their jurisdiction. On June 28, 2018, the Governor of California signed the California Consumer Privacy Act (“CCPA”) into law. The CCPA provides California residents with a broad set of additional privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. While the CCPA goes into effect on January 1, 2020, it may be amended before then. While it is too early to know their full impact, these developments could ultimately result in the imposition of requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products.
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
Consumer Financial Services
The Bureau regulates consumer financial products and services, as well as certain financial services providers, including Discover. The Bureau has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over designated financial services providers, including Discover. The Bureau’s regulatory authority includes the exercise of rulemaking, supervision and enforcement powers with respect to “unfair, deceptive or abusive acts or practices” and consumer access to fair, transparent and competitive financial products and services. Historically, the Bureau's policy priorities focused on several financial products of the type we offer (e.g. credit cards and student loans).
The Bureau's interim director recently issued a 5-year strategic plan to ensure that all consumers have access to markets for consumer financial products and services, that laws are implemented and enforced consistently to make markets for consumer financial products and services fair, transparent and competitive, and that the agency fosters efficient and effective processes and the security of resources and information. In furtherance of each of these areas, the Bureau has issued formal requests for information on various topics. It is unclear when a new director will be confirmed and whether this director will continue the interim director's priorities or goals. Notwithstanding any changes in the Bureau's leadership, the Bureau is required by statute to undertake certain actions. For example, pursuant to the Credit Card Accountability Responsibility and Disclosure Act of 2009, the Bureau recently completed its bi-annual review of the consumer credit card market. The review may result in additional guidance for credit card issuers, regulatory changes or legislative recommendations to Congress.
There continues to be legislative and regulatory focus on the private student loan market, including by some state legislatures and state attorneys general. Recent areas of regulatory focus have included servicing, payments and collection practices, which has resulted in an increase in supervisory examinations of Discover related to private student loans. Legislative focus on student loans has resulted in the enactment of student loan servicing laws in several states, and consideration of new licensing, servicing, reporting and regulatory oversight requirements for student loan servicers. Such legislation, regulation or guidance may increase the complexity and expense of servicing student loans and impact the entire student loan market, which could cause us to change our private student loan products or servicing practices in ways that we may not currently anticipate.
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
There are initiatives in Europe that may have an impact on our business, including revisions to the Payment Services Directive ("PSD2") and the new General Data Protection Regulation ("GDPR"). Each European Union member state was required to transpose the PSD2 into its national law by January 13, 2018. Among other terms, the PSD2 includes provisions that will regulate surcharging and network access requirements, which may result in differential surcharging of Diners Club cards and may impact Diners Club licensing arrangements in Europe and may impact our Diners Club business. The GDPR came into force on May 25, 2018. The GDPR includes, among other things, a requirement for prompt notice of data breaches and requires companies processing personal data of individuals residing in the EU, regardless of the location of the company, to comply with EU privacy and data protection rules. We have a program in place to comply with the GDPR's requirements.
Banking
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
Liquidity
We are subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators. This quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement, which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. As of June 30, 2018, our liquidity coverage ratio was in excess of the applicable regulatory requirement. Pursuant to the final rule issued by the Federal Reserve, we will be required to publish quarterly public disclosures regarding our liquidity risk profile and components of our liquidity coverage ratio beginning the fourth quarter of 2018.
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

The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Direct Banking
Interest income
Credit card	$2,139	$1,916	$4,229	$3,792
Private student loans	150	127	297	251
PCI student loans	35	41	72	82
Personal loans	229	207	455	405
Other	83	47	152	86
Total interest income	2,636	2,338	5,205	4,616
Interest expense	507	400	976	786
Net interest income	2,129	1,938	4,229	3,830
Provision for loan losses	742	639	1,493	1,233
Other income	398	408	792	783
Other expense	948	876	1,880	1,725
Income before income tax expense	837	831	1,648	1,655
Payment Services
Provision for loan losses	—	1	—	(7)
Other income	76	73	157	145
Other expense	36	36	72	72
Income before income tax expense	40	36	85	80
Total income before income tax expense	$877	$867	$1,733	$1,735

The following table presents information on transaction volume (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Network Transaction Volume
PULSE Network	$44,308	$38,848	$87,466	$74,914
Network Partners	4,602	3,461	9,155	7,122
Diners Club(1)	8,417	7,800	16,807	15,182
Total Payment Services	57,327	50,109	113,428	97,218
Discover Network—Proprietary(2)	36,339	33,342	68,721	63,201
Total Volume	$93,666	$83,451	$182,149	$160,419
Transactions Processed on Networks
Discover Network	614	551	1,164	1,054
PULSE Network	1,055	961	2,044	1,831
Total	1,669	1,512	3,208	2,885
Credit Card Volume
Discover Card Volume(3)	$38,430	$35,297	$72,757	$67,703
Discover Card Sales Volume(4)	$35,077	$32,172	$65,927	$61,306

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.

Direct Banking
Our Direct Banking segment reported pretax income of $837 million and $1.6 billion for the three and six months ended June 30, 2018 as compared to pretax income of $831 million and $1.7 billion for the three and six months ended June 30, 2017.
Net interest margin increased for the three and six months ended June 30, 2018 as compared to the same periods in 2017 primarily driven by higher yields on credit card loans, partially offset by higher funding costs, both of which were the result of higher market rates. Interest income increased during the three and six months ended June 30, 2018 as compared to the same periods in 2017 due to loan growth and yield expansion resulting from prime rate increases. Interest expense increased during the three and six months ended June 30, 2018 as compared to the same periods in 2017 primarily due to higher market rates and a larger funding base.
For the three and six months ended June 30, 2018, the provision for loan losses increased as compared to the same periods in 2017 primarily due to higher levels of net charge-offs. For a detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income decreased in the three months ended June 30, 2018 and increased in the six months ended June 30, 2018, respectively, as compared to the same periods in 2017. During the three and six months ended June 30, 2018, the change was primarily due to higher discount and interchange revenue driven by higher sales volume, which was more than offset by higher promotional rewards in the second quarter of 2018. In addition, the increase in loan fee income was driven primarily by an increase in late fees.
Total other expense increased in the three and six months ended June 30, 2018 as compared to the same periods in 2017. The increase was primarily driven by higher employee compensation and benefits, and marketing and business development. The increase in employee compensation and benefits was due to additional headcount for business growth and technological capabilities, as well as higher average salaries. The increase in marketing and business development was driven primarily by higher brand advertising and acquisition costs targeting loan and deposit growth.
Discover card sales volume was $35.1 billion and $65.9 billion for the three and six months ended June 30, 2018, respectively, which was an increase of 9.0% and 7.5%, respectively, as compared to the same periods in 2017. This volume growth was primarily driven by an increase in active cardmembers.
Payment Services
Our Payment Services segment reported pretax income of $40 million and $85 million for the three and six months ended June 30, 2018, respectively, as compared to pretax income of $36 million and $80 million for the same periods in 2017. The increase was primarily due to higher other income driven by higher volume.
Downturns in the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenues during the three and six months ended June 30, 2018.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the evaluation of goodwill and other non-amortizable intangible assets for potential impairment and the accrual of income taxes as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the year ended December 31, 2017. That discussion can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.” There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended December 31, 2017.
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2018 vs. 2017 Increase (Decrease)		For the Six Months Ended June 30,		2018 vs. 2017 Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%
Interest income	$2,636	$2,338	$298	13%	$5,205	$4,616	$589	13%
Interest expense	507	400	107	27%	976	786	190	24%
Net interest income	2,129	1,938	191	10%	4,229	3,830	399	10%
Provision for loan losses	742	640	102	16%	1,493	1,226	267	22%
Net interest income after provision for loan losses	1,387	1,298	89	7%	2,736	2,604	132	5%
Other income	474	481	(7)	(1)%	949	928	21	2%
Other expense	984	912	72	8%	1,952	1,797	155	9%
Income before income tax expense	877	867	10	1%	1,733	1,735	(2)	—%
Income tax expense	208	321	(113)	(35)%	398	625	(227)	(36)%
Net income	$669	$546	$123	23%	$1,335	$1,110	$225	20%

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

•
Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the Federal Funds rate, interest rate on excess reserves and LIBOR;

•	The effectiveness of interest rate swaps in our interest rate risk management program; and

•	The difference between the carrying amount and future cash flows expected to be collected on PCI loans.
Net interest margin increased for the three and six months ended June 30, 2018 as compared to the same periods in 2017 primarily driven by higher yields on credit card loans, partially offset by higher funding costs, both of which were the result of higher market rates. Interest income increased during the three and six months ended June 30, 2018 as compared to the same periods in 2017 due to loan growth and yield expansion resulting from prime rate increases. Interest expense increased during the three and six months ended June 30, 2018 as compared to the same periods in 2017 primarily due to higher market rates and a larger funding base.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$14,870	1.82%	$68	$12,921	1.05%	$35
Restricted cash	466	1.85%	2	559	0.89%	1
Investment securities	1,525	1.67%	6	1,695	1.58%	7
Loan receivables(1)
Credit card(2)	66,594	12.88%	2,139	60,700	12.66%	1,916
Personal loans	7,304	12.55%	228	6,820	12.22%	208
Private student loans	7,321	8.21%	150	6,634	7.71%	127
PCI student loans	1,898	7.45%	35	2,386	6.72%	40
Other	531	6.02%	8	314	5.59%	4
Total loan receivables	83,648	12.28%	2,560	76,854	11.98%	2,295
Total interest-earning assets	100,509	10.52%	2,636	92,029	10.19%	2,338
Allowance for loan losses	(2,731)			(2,262)
Other assets	4,170			4,147
Total assets	$101,948			$93,914
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$29,829	2.14%	159	$26,054	1.90%	123
Money market deposits(4)	6,938	1.73%	30	6,808	1.25%	21
Other interest-bearing savings deposits	23,858	1.65%	98	19,694	1.11%	55
Total interest-bearing deposits(5)	60,625	1.90%	287	52,556	1.52%	199
Borrowings
Short-term borrowings	1	1.89%	—	2	1.06%	—
Securitized borrowings(3)(4)	16,121	2.67%	108	16,141	2.31%	93
Other long-term borrowings(3)	9,866	4.57%	112	9,979	4.36%	108
Total borrowings	25,988	3.39%	220	26,122	3.09%	201
Total interest-bearing liabilities	86,613	2.35%	507	78,678	2.04%	400
Other liabilities and stockholders’ equity	15,335			15,236
Total liabilities and stockholders’ equity	$101,948			$93,914
Net interest income			$2,129			$1,938
Net interest margin(6)		10.21%			10.11%
Net yield on interest-earning assets(7)		8.50%			8.44%
Interest rate spread(8)		8.17%			8.15%

Average Balance Sheet Analysis (dollars in millions)

	For the Six Months Ended June 30,
	2018			2017
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$14,193	1.70%	$120	$13,304	0.92%	$61
Restricted cash	643	1.61%	5	689	0.78%	3
Investment securities	1,537	1.71%	13	1,713	1.60%	14
Loan receivables(1)
Credit card(2)	66,290	12.87%	4,229	60,413	12.66%	3,792
Personal loans	7,345	12.49%	455	6,702	12.20%	405
Private student loans	7,367	8.12%	296	6,656	7.62%	251
PCI student loans	1,958	7.41%	72	2,452	6.69%	81
Other	492	6.00%	15	298	5.50%	9
Total loan receivables	83,452	12.24%	5,067	76,521	11.96%	4,538
Total interest-earning assets	99,825	10.52%	5,205	92,227	10.09%	4,616
Allowance for loan losses	(2,674)			(2,214)
Other assets	4,196			4,157
Total assets	$101,347			$94,170
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$30,023	2.09%	311	$26,335	1.88%	245
Money market deposits(4)	6,856	1.66%	56	6,859	1.20%	41
Other interest-bearing savings deposits	23,168	1.59%	182	19,363	1.09%	104
Total interest-bearing deposits(5)	60,047	1.85%	549	52,557	1.50%	390
Borrowings
Short-term borrowings	1	1.82%	—	2	0.89%	—
Securitized borrowings(3)(4)	16,150	2.55%	204	16,548	2.24%	184
Other long-term borrowings(3)	9,906	4.53%	223	9,791	4.37%	212
Total borrowings	26,057	3.30%	427	26,341	3.03%	396
Total interest-bearing liabilities	86,104	2.29%	976	78,898	2.01%	786
Other liabilities and stockholders’ equity	15,243			15,272
Total liabilities and stockholders’ equity	$101,347			$94,170
Net interest income			$4,229			$3,830
Net interest margin(6)		10.22%			10.09%
Net yield on interest-bearing assets(7)		8.54%			8.37%
Interest rate spread(8)		8.23%			8.08%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $60 million and $54 million of amortization of balance transfer fees for the three months ended June 30, 2018 and 2017, respectively, and $119 million and $106 million for the six months ended June 30, 2018 and 2017, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	June 30, 2018	December 31, 2017
Loan receivables
Credit card loans	$67,812	$67,291
Other loans
Personal loans	7,304	7,374
Private student loans	7,260	7,076
Other	571	423
Total other loans	15,135	14,873
PCI loans(1)	1,842	2,084
Total loan receivables	84,789	84,248
Allowance for loan losses	(2,828)	(2,621)
Net loan receivables	$81,961	$81,627

(1)	Represents PCI private student loans. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding PCI loans.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three and six months ended June 30, 2018, the provision for loan losses increased by $102 million and $267 million, or 16% and 22%, respectively, as compared to the same periods in 2017 primarily due to higher levels of net charge-offs.
The allowance for loan losses was $2.8 billion at June 30, 2018, which reflects a $207 million reserve build over the amount of the allowance for loan losses at December 31, 2017. The reserve build, which related primarily to credit card loans, was due to seasoning of continued loan growth and supply driven credit normalization.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,252	$301	$170	$13	$2,736
Additions
Provision for loan losses	637	84	22	(1)	742
Deductions
Charge-offs	(684)	(80)	(24)	(1)	(789)
Recoveries	129	8	3	—	140
Net charge-offs	(555)	(72)	(21)	(1)	(649)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,334	$313	$170	$11	$2,828

	For the Three Months Ended June 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,892	$207	$156	$9	$2,264
Additions
Provision for loan losses	533	82	23	2	640
Deductions
Charge-offs	(561)	(61)	(22)	(1)	(645)
Recoveries	116	7	2	—	125
Net charge-offs	(445)	(54)	(20)	(1)	(520)
Balance at end of period	$1,980	$235	$159	$10	$2,384

	For the Six Months Ended June 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	1,282	157	53	1	1,493
Deductions
Charge-offs	(1,347)	(161)	(49)	(1)	(1,558)
Recoveries	252	16	6	—	274
Net charge-offs	(1,095)	(145)	(43)	(1)	(1,284)
Other(2)	—	—	(2)	—	(2)
Balance at end of period	$2,334	$313	$170	$11	$2,828

	For the Six Months Ended June 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	1,057	140	35	(6)	1,226
Deductions
Charge-offs	(1,096)	(118)	(39)	(3)	(1,256)
Recoveries	229	13	5	—	247
Net charge-offs	(867)	(105)	(34)	(3)	(1,009)
Balance at end of period	$1,980	$235	$159	$10	$2,384

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
Credit card loans	$555	3.34%	$445	2.94%	$1,095	3.33%	$867	2.89%
Personal loans	$72	3.97%	$54	3.18%	$145	4.00%	$105	3.17%
Private student loans (excluding PCI(1))	$21	1.16%	$20	1.15%	$43	1.17%	$34	0.99%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rates on our credit card and personal loans increased 40 and 79 basis points, respectively, for the three months ended June 30, 2018 and 44 and 83 basis points, respectively, for the six months ended June 30, 2018 when compared to the same periods in 2017. The increase for credit card and personal loans was driven by seasoning of continued loan growth and supply driven credit normalization. The net charge-off rate on our private student loans remained relatively flat for the three months ended June 30, 2018 and increased 18 basis points for the six months ended June 30, 2018 when compared to the same periods in 2017. The increase for the six months ended June 30, 2018 was driven by seasoning of continued loan growth and supply driven credit normalization.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	June 30, 2018		December 31, 2017
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,466	2.16%	$1,532	2.28%
Personal loans	$104	1.42%	$103	1.40%
Private student loans (excluding PCI loans(1))	$152	2.10%	$167	2.35%

Loans 90 or more days delinquent
Credit card loans	$743	1.09%	$751	1.12%
Personal loans	$30	0.42%	$30	0.41%
Private student loans (excluding PCI loans(1))	$46	0.64%	$33	0.47%

Loans not accruing interest	$244	0.29%	$233	0.28%

Restructured loans
Credit card loans(2)	$1,698	2.50%	$1,316	1.96%
Personal loans(3)	$130	1.78%	$111	1.51%
Private student loans (excluding PCI loans(1))(4)	$161	2.22%	$137	1.94%

(1)
Excludes PCI loans, which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $88 million and $74 million at June 30, 2018 and December 31, 2017, respectively, which are also included in loans 90 or more days delinquent.

(3)	Restructured personal loans include $5 million at June 30, 2018 and December 31, 2017, which are also included in loans 90 or more days delinquent.

(4)	Restructured private student loans include $7 million and $5 million at June 30, 2018 and December 31, 2017, respectively, which are also included in loans 90 or more days delinquent.
The 30-day and 90-day delinquency rates for credit card loans at June 30, 2018 decreased compared to December 31, 2017 primarily due to seasonality. The 30-day and 90-day delinquency rates for personal loans were relatively flat compared to December 31, 2017. The 30-day delinquency rate for private student loans at June 30, 2018 decreased while the 90-day delinquency rate increased compared to December 31, 2017 as a result of seasonality of the portfolio.
The restructured loan balances at June 30, 2018 increased as compared to December 31, 2017 due to seasoning of continued loan growth and greater utilization of programs available.
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
At June 30, 2018, there was $5.5 billion of private student loans in repayment, which includes both PCI and non-PCI loans to students who are not in deferment. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, we may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A non-PCI modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores.
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
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2018 vs. 2017 (Decrease) Increase		For the Six Months Ended June 30,		2018 vs. 2017 Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%
Discount and interchange revenue, net(1)	$263	$278	$(15)	(5)%	$517	$511	$6	1%
Protection products revenue	50	56	(6)	(11)%	103	114	(11)	(10)%
Loan fee income	95	83	12	14%	191	172	19	11%
Transaction processing revenue	42	42	—	—%	85	81	4	5%
Other income	24	22	2	9%	53	50	3	6%
Total other income	$474	$481	$(7)	(1)%	$949	$928	$21	2%

(1)
Net of rewards, including Cashback Bonus rewards, of $461 million and $388 million for the three months ended June 30, 2018 and 2017, respectively, and $853 million and $751 million of for the six months ended June 30, 2018 and 2017, respectively.

Total other income decreased in the three months ended June 30, 2018 and increased in the six months ended June 30, 2018, respectively, as compared to the same periods in 2017. During the three and six months ended June 30, 2018, the change was primarily due to higher discount and interchange revenue driven by higher sales volume, which was more than offset by higher promotional rewards in the second quarter of 2018. In addition, the increase in loan fee income was driven primarily by an increase in late fees.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2018 vs. 2017 Increase (Decrease)		For the Six Months Ended June 30,		2018 vs. 2017 Increase
	2018	2017	$	%	2018	2017	$	%
Employee compensation and benefits	$400	$367	$33	9%	$805	$730	$75	10%
Marketing and business development	224	192	32	17%	409	360	49	14%
Information processing and communications	86	77	9	12%	168	157	11	7%
Professional fees	161	156	5	3%	316	303	13	4%
Premises and equipment	24	23	1	4%	50	48	2	4%
Other expense	89	97	(8)	(8)%	204	199	5	3%
Total other expense	$984	$912	$72	8%	$1,952	$1,797	$155	9%

Total other expense increased in the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increase was primarily driven by higher employee compensation and benefits, and marketing and business development. The increase in employee compensation and benefits was due to additional headcount for business growth and technological capabilities, as well as higher average salaries. The increase in marketing and business development was driven primarily by higher brand advertising and acquisition costs targeting loan and deposit growth.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income before income tax expense	$877	$867	$1,733	$1,735
Income tax expense	$208	$321	$398	$625
Effective income tax rate	23.7%	37.1%	23.0%	36.0%

Income tax expense decreased $113 million and $227 million, respectively, for the three and six months ended June 30, 2018 as compared to the same periods in 2017. The effective tax rates decreased 13.4% and 13.0%, respectively, for the three and six months ended June 30, 2018 as compared to the same periods in 2017. The decrease in rates is primarily due to a reduction in the U.S. federal statutory income tax rate from 35% to 21% offset by other effects of TCJA. For the six months ended June 30, 2018, the effective tax rate was also favorably impacted by the resolution of certain tax matters.
Liquidity and Capital Resources
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a liquidity portfolio comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities, and borrowing capacity through private term asset-backed securitizations. In addition, we have unused borrowing capacity with the Federal Reserve discount window, which provides another source of contingent liquidity.

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At June 30, 2018, we had $42.3 billion of direct-to-consumer deposits and $19.4 billion of brokered and other deposits.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"), through which we issue DCENT DiscoverSeries notes in both public and private transactions. From time to time, we may add credit card receivables to these trusts to create sufficient funding capacity for future securitizations while managing seller’s interest. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization", which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust; the period of ultimate repayment would be determined by the amount and timing of collections received. An early amortization event would impair our liquidity, and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of June 30, 2018, the DiscoverSeries three-month rolling average excess spread was 12.61%.
We may elect to add receivables to the restricted pool of receivables, subject to certain requirements. Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by us). If the level of receivables in the trust were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller's interest requirement, an early amortization (or repayment) of investors’ interests would be triggered. No accounts were added to those restricted for securitization investors for the three or six months ended June 30, 2018.
At June 30, 2018, we had $16.0 billion of outstanding public asset-backed securities and $5.1 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At June 30, 2018	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$15,834	$5,316	$5,926	$3,272	$1,320

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
Other Long-Term Borrowings—Student Loans
At June 30, 2018, we had $533 million of remaining principal balance outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings - Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At June 30, 2018	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2019-2027	$2,900
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2018-2031	$354
Discover Bank fixed-rate senior bank notes, maturing 2018-2026	$6,200
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2020	$700

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At June 30, 2018 and December 31, 2017, there were no outstanding balances in the federal funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At June 30, 2018, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress testing results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational testing purposes.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of June 30, 2018, Discover Bank had $30.4 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At June 30, 2018, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit ratings were reduced below investment grade, Discover Bank would be required to post additional collateral, which, as of June 30, 2018, would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of June 30, 2018, and therefore, no collateral was required.
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
At June 30, 2018, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies or Government Sponsored Enterprises. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements and market conditions.
At June 30, 2018, our liquidity portfolio and undrawn credit facilities were $52.1 billion, which was $3.4 billion higher than the balance at December 31, 2017. During the three and six months ended June 30, 2018, the average balance of our liquidity portfolio was $16.5 billion and $15.8 billion, respectively.

	June 30, 2018	December 31, 2017
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$14,439	$12,213
Investment securities(2)	1,264	1,347
Total liquidity portfolio	15,703	13,560
Private asset-backed securitizations(3)	6,000	6,000
Primary liquidity sources	21,703	19,560
Federal Reserve discount window(3)	30,422	29,153
Total liquidity portfolio and undrawn credit facilities	$52,125	$48,713

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $32 million and $48 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2018 and December 31, 2017, respectively.

(3)	See "— Additional Funding Sources" for additional information.

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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred stock dividend payments and debt service obligations using existing cash resources. At June 30, 2018, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
We structure our debt maturity schedule to minimize the amount of debt maturing within a short period of time. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for further information regarding our debt. Our ALCO and Board of Directors regularly review our compliance with our liquidity limits as a bank holding company, which are established in accordance with the liquidity risk appetite articulated by our Board.
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
At June 30, 2018, DFS and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
As discussed in Note 10: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules. At June 30, 2018, there was no difference between our CET1 capital ratio of 11.6% calculated under Basel III transition rules and our CET1 capital ratio calculated under Basel III fully phased-in rules. We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of June 30, 2018, tangible common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this metric and definitions may vary, so we advise users of this information to exercise caution in comparing this metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	June 30, 2018	December 31, 2017
Total common stockholders’ equity(1)	$10,326	$10,329
Less: Goodwill	(255)	(255)
Less: Intangible assets, net	(162)	(163)
Tangible common equity	$9,909	$9,911

(1)	Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
Additionally, we are required to submit an annual capital plan to the Federal Reserve that includes an assessment of our expected uses and sources of capital over a nine-quarter planning horizon. We submitted our annual capital plan to the Federal Reserve under its CCAR program and received notice in June 2018 that the Federal Reserve does not object to our proposed capital plan, including planned quarterly capital distributions through June 30, 2019. Our ability to make capital distributions, including our ability to pay dividends on or repurchase shares of our common stock, will continue to be subject to the Federal Reserve’s review and non-objection of the actions that we propose each year in our annual capital plan.
In June 2018, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including DFS. At that same time, we published company-run stress test results for DFS and Discover Bank. DFS is required to publish company-run stress tests results twice each year in accordance with Federal Reserve rules and Discover Bank is required to publish bank-run stress test results under FDIC rules.
We recently declared a quarterly cash dividend on our common stock of $0.40 per share, payable on September 6, 2018 to holders of record on August 23, 2018, which is an increase from $0.35 per share paid in each of the last four quarters. We also recently declared a semi-annual cash dividend on our preferred stock of $2,750 per share, equal to $27.50 per depositary share, payable on October 30, 2018 to holders of record on October 15, 2018, which is consistent with the amount paid in the second quarter of 2018.

On July 19, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion of our outstanding shares of common stock. The program expires on January 31, 2020 and may be terminated at any time. This program replaced the prior $2.8 billion share repurchase program, which had $671 million of remaining authorization. During the three months ended June 30, 2018, we repurchased approximately 8 million shares, or 2%, of our outstanding common stock for $555 million. We expect to continue to repurchase shares under our program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including non-objection from the Federal Reserve as described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at June 30, 2018, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $91.6 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2017 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At June 30, 2018, our unused credit arrangements were approximately $194.3 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate sensitive assets include our variable-rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At June 30, 2018, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point increase in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or LIBOR, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the fiscal period end, but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
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

The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions).

	At June 30, 2018		At December 31, 2017
Basis point change	$	%	$	%
+100	$205	2.22%	$179	2.03%
-100	$(215)	(2.32)%	$(190)	(2.15)%

Item 4.	Controls and Procedures
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
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
April 1 - 30, 2018
Repurchase program(1)	2,561,652	$71.74	2,561,652	$1,042,595,923
Employee transactions(2)	—	$—	N/A	N/A
May 1 - 31, 2018
Repurchase program(1)	2,594,328	$74.28	2,594,328	$849,885,846
Employee transactions(2)	3,063	$73.39	N/A	N/A
June 1 - 30, 2018
Repurchase program(1)	2,403,993	$74.26	2,403,993	$671,370,188
Employee transactions(2)	414	$76.19	N/A	N/A

Total
Repurchase program(1)	7,559,973	$73.41	7,559,973	$671,370,188
Employee transactions(2)	3,477	$73.73	N/A	N/A

(1)
On July 19, 2018, our board of directors approved a share repurchase program authorizing the purchase of up to $3.0 billion of our outstanding shares of common stock. This share repurchase program expires on January 31, 2020 and may be terminated at any time.

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
Date: August 1, 2018