Form 10-Q
period 2018-09-30
Discover Financial Services
filed 2018-10-31
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2018, there were 335,964,673 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018
Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	September 30, 2018	December 31, 2017
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$16,019	$13,306
Restricted cash	590	81
Investment securities (includes $1,559 and $1,395 at fair value at September 30, 2018 and December 31, 2017, respectively)	1,801	1,568
Loan receivables
Loan receivables	86,894	84,248
Allowance for loan losses	(2,927)	(2,621)
Net loan receivables	83,967	81,627
Premises and equipment, net	896	825
Goodwill	255	255
Intangible assets, net	162	163
Other assets	2,152	2,262
Total assets	$105,842	$100,087
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$63,034	$58,165
Non-interest bearing deposit accounts	640	599
Total deposits	63,674	58,764
Long-term borrowings	26,998	26,326
Accrued expenses and other liabilities	4,154	4,105
Total liabilities	94,826	89,195
Commitments, contingencies and guarantees (Notes 8, 11 and 12)
Stockholders’ Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 564,614,022 and 563,497,702 shares issued at September 30, 2018 and December 31, 2017, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 5,700 shares issued and outstanding and aggregate liquidation preference of $570 at September 30, 2018 and December 31, 2017	563	563
Additional paid-in capital	4,107	4,042
Retained earnings	18,354	16,687
Accumulated other comprehensive loss	(160)	(152)
Treasury stock, at cost; 226,694,149 and 205,577,507 shares at September 30, 2018 and December 31, 2017, respectively	(11,854)	(10,254)
Total stockholders’ equity	11,016	10,892
Total liabilities and stockholders’ equity	$105,842	$100,087

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

	September 30, 2018	December 31, 2017
	(unaudited) (dollars in millions)
Assets
Restricted cash	$590	$81
Loan receivables	$32,504	$31,781
Allowance for loan losses allocated to securitized loan receivables	$(1,125)	$(998)
Other assets	$5	$5
Liabilities
Long-term borrowings	$15,715	$16,536
Accrued expenses and other liabilities	$15	$16

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,258	$2,026	$6,487	$5,818
Other loans	437	400	1,275	1,146
Investment securities	10	6	23	20
Other interest income	76	44	201	108
Total interest income	2,781	2,476	7,986	7,092
Interest expense
Deposits	329	218	878	608
Long-term borrowings	229	208	656	604
Total interest expense	558	426	1,534	1,212
Net interest income	2,223	2,050	6,452	5,880
Provision for loan losses	742	674	2,235	1,900
Net interest income after provision for loan losses	1,481	1,376	4,217	3,980
Other income
Discount and interchange revenue, net	280	258	797	769
Protection products revenue	51	55	154	169
Loan fee income	103	95	294	267
Transaction processing revenue	47	43	132	124
Other income	20	24	73	74
Total other income	501	475	1,450	1,403
Other expense
Employee compensation and benefits	408	371	1,213	1,101
Marketing and business development	218	203	627	563
Information processing and communications	89	78	257	235
Professional fees	166	163	482	466
Premises and equipment	26	25	76	73
Other expense	108	108	312	307
Total other expense	1,015	948	2,967	2,745
Income before income tax expense	967	903	2,700	2,638
Income tax expense	247	301	645	926
Net income	$720	$602	$2,055	$1,712
Net income allocated to common stockholders	$699	$589	$2,008	$1,672
Basic earnings per common share	$2.05	$1.59	$5.77	$4.42
Diluted earnings per common share	$2.05	$1.59	$5.77	$4.42
Dividends declared per common share	$0.40	$0.35	$1.10	$0.95

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited) (dollars in millions)
Net income	$720	$602	$2,055	$1,712
Other comprehensive income, net of taxes
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(2)	1	(10)	2
Unrealized gains on cash flow hedges, net of tax	4	1	30	11
Unrealized pension and post-retirement plan gains, net of tax	—	—	1	—
Other comprehensive income	2	2	21	13
Comprehensive income	$722	$604	$2,076	$1,725

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
Balance at December 31, 2016	575	$560	562,414	$5	$3,962	$15,130	$(161)	$(8,173)	$11,323
Net income	—	—	—	—	—	1,712	—	—	1,712
Other comprehensive income	—	—	—	—	—	—	13	—	13
Purchases of treasury stock	—	—	—	—	—	—	—	(1,526)	(1,526)
Common stock issued under employee benefit plans	—	—	63	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	999	1	50	—	—	—	51
Dividends — common stock	—	—	—	—	—	(362)	—	—	(362)
Dividends — preferred stock	—	—	—	—	—	(28)	—	—	(28)
Balance at September 30, 2017	575	$560	563,476	$6	$4,016	$16,452	$(148)	$(9,699)	$11,187

Balance at December 31, 2017	6	$563	563,498	$6	$4,042	$16,687	$(152)	$(10,254)	$10,892
Cumulative effect of ASU No. 2018-02 adoption	—	—	—	—	—	29	(29)	—	—
Net income	—	—	—	—	—	2,055	—	—	2,055
Other comprehensive income	—	—	—	—	—	—	21	—	21
Purchases of treasury stock	—	—	—	—	—	—	—	(1,600)	(1,600)
Common stock issued under employee benefit plans	—	—	70	—	5	—	—	—	5
Common stock issued and stock-based compensation expense	—	—	1,046	—	60	—	—	—	60
Dividends — common stock	—	—	—	—	—	(386)	—	—	(386)
Dividends — preferred stock	—	—	—	—	—	(31)	—	—	(31)
Balance at September 30, 2018	6	$563	564,614	$6	$4,107	$18,354	$(160)	$(11,854)	$11,016

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2018	2017
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$2,055	$1,712
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,235	1,900
Depreciation and amortization	326	289
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(302)	(299)
Net loss on investments and other assets	33	42
Other, net	(122)	(42)
Changes in assets and liabilities
Decrease (increase) in other assets	43	(59)
Increase in accrued expenses and other liabilities	162	41
Net cash provided by operating activities	4,430	3,584

Cash flows from investing activities
Maturities of available-for-sale investment securities	802	154
Purchases of available-for-sale investment securities	(983)	—
Maturities of held-to-maturity investment securities	13	12
Purchases of held-to-maturity investment securities	(82)	(40)
Net principal disbursed on loans originated for investment	(4,318)	(4,455)
Proceeds from returns of investment	—	17
Purchases of other investments	(20)	(31)
Purchases of premises and equipment	(177)	(161)
Net cash used for investing activities	(4,765)	(4,504)

Cash flows from financing activities
Proceeds from issuance of securitized debt	3,076	4,242
Maturities and repayment of securitized debt	(3,888)	(3,715)
Proceeds from issuance of other long-term borrowings	2,235	1,098
Maturities and repayment of other long-term borrowings	(756)	(403)
Proceeds from issuance of common stock	5	4
Purchases of treasury stock	(1,600)	(1,526)
Net increase in deposits	4,886	4,129
Dividends paid on common and preferred stock	(401)	(390)
Net cash provided by financing activities	3,557	3,439
Net increase in cash, cash equivalents and restricted cash	3,222	2,519
Cash, cash equivalents and restricted cash, at beginning of period	13,387	12,009
Cash, cash equivalents and restricted cash, at end of period	$16,609	$14,528

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$16,019	$13,249
Restricted cash	590	1,279
Cash, cash equivalents and restricted cash, at end of period	$16,609	$14,528

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to simplify the test for goodwill impairment by eliminating Step 2 of the current impairment test. Under the current rules, if the reporting unit’s carrying value exceeds its fair value (Step 1), goodwill impairment is measured as the difference between the carrying value of goodwill and its implied fair value. To compute the implied fair value of goodwill under Step 2, an entity has to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new standard, the Company will perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU apply to the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU apply on a prospective basis. All of the Company’s recorded goodwill is associated with its PULSE debit business. This ASU has no impact on cash flows, and its adoption is not expected to have any impact on the Company’s condensed consolidated financial condition or results of operations because the estimated fair value of the PULSE reporting unit is well in excess of its carrying value. The Company did not early adopt this standard, but is still evaluating whether it will prior to the 2020 effective date.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance will require lessees to capitalize most leases on their balance sheet whereas under current GAAP only capital leases are recognized on the lessee’s balance sheet. Leases which today are identified as capital leases will generally be identified as financing leases under the new guidance but otherwise their accounting treatment will remain relatively unchanged. Leases identified today as operating leases will generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments will now be required to be recognized on the balance sheet for this type of lease. The manner in which expenses associated with all leases are reported on the income statement will remain mostly unchanged. Lessor accounting also remains substantially unchanged by the new standard. The new guidance will become effective on January 1, 2019, and the Company is prepared to implement the standard on that date. Management does not expect the standard to have a material impact on the Company's condensed consolidated financial statements.

2.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	September 30, 2018	December 31, 2017
U.S. Treasury securities(1)	$981	$672
States and political subdivisions of states	—	1
Residential mortgage-backed securities - Agency(2)	820	895
Total investment securities	$1,801	$1,568

(1)	Includes $35 million and $48 million of U.S. Treasury securities pledged as swap collateral as of September 30, 2018 and December 31, 2017, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2018
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$984	$—	$(3)	$981
Residential mortgage-backed securities - Agency	597	—	(19)	578
Total available-for-sale investment securities	$1,581	$—	$(22)	$1,559
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$242	$—	$(5)	$237
Total held-to-maturity investment securities	$242	$—	$(5)	$237

At December 31, 2017
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$675	$—	$(3)	$672
Residential mortgage-backed securities - Agency	728	1	(6)	723
Total available-for-sale investment securities	$1,403	$1	$(9)	$1,395
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$1	$—	$—	$1
Residential mortgage-backed securities - Agency(3)	172	1	(1)	172
Total held-to-maturity investment securities	$173	$1	$(1)	$173

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2018
Available-for-Sale Investment Securities
U.S. Treasury securities	8	$981	$(3)	$—	$—
Residential mortgage-backed securities - Agency	31	$289	$(8)	$288	$(11)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	102	$145	$(2)	$66	$(3)

At December 31, 2017
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$—	$—	$672	$(3)
Residential mortgage-backed securities - Agency	27	$457	$(3)	$132	$(3)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	45	$56	$—	$38	$(1)

There were no losses related to other-than-temporary impairments and no proceeds from sales or recognized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2018 and 2017. See Note 7: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2018 and 2017.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At September 30, 2018	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$—	$984	$—	$—	$984
Residential mortgage-backed securities - Agency(1)	—	101	472	24	597
Total available-for-sale investment securities	$—	$1,085	$472	$24	$1,581
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$242	$242
Total held-to-maturity investment securities	$—	$—	$—	$242	$242
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$—	$981	$—	$—	$981
Residential mortgage-backed securities - Agency(1)	—	99	456	23	578
Total available-for-sale investment securities	$—	$1,080	$456	$23	$1,559
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$237	$237
Total held-to-maturity investment securities	$—	$—	$—	$237	$237

(1)	Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of September 30, 2018 and December 31, 2017, the Company had outstanding investments in these entities of $263 million and $297 million, respectively, and related contingent liabilities of $47 million and $66 million, respectively. Of the above outstanding equity investments, the Company had $262 million and $288 million of investments related to affordable housing projects as of September 30, 2018 and December 31, 2017, respectively, which had $47 million and $66 million related contingent liabilities, respectively.

3.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company's classes of receivables within the three portfolio segments are depicted in the following table (dollars in millions):

	September 30, 2018	December 31, 2017
Credit card loans(1)	$69,253	$67,291
Other loans
Personal loans	7,545	7,374
Private student loans	7,668	7,076
Other	693	423
Total other loans	15,906	14,873
PCI loans(2)	1,735	2,084
Total loan receivables	86,894	84,248
Allowance for loan losses	(2,927)	(2,621)
Net loan receivables	$83,967	$81,627

(1)
Amounts include carrying values of $21.8 billion and $21.2 billion in underlying investors’ interest in trust debt at September 30, 2018 and December 31, 2017, respectively, and $10.4 billion and $9.9 billion in seller's interest at September 30, 2018 and December 31, 2017, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

(2)
Amounts include carrying values of $380 million and $762 million in loans pledged as collateral against the notes issued from the Student Loan Corporation ("SLC") securitization trusts at September 30, 2018 and December 31, 2017, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At September 30, 2018
Credit card loans(2)	$831	$777	$1,608	$706	$232
Other loans
Personal loans(3)	84	34	118	32	12
Private student loans (excluding PCI)(4)	123	41	164	40	9
Other	2	2	4	—	22
Total other loans (excluding PCI)	209	77	286	72	43
Total loan receivables (excluding PCI)	$1,040	$854	$1,894	$778	$275

At December 31, 2017
Credit card loans(2)	$781	$751	$1,532	$693	$203
Other loans
Personal loans(3)	73	30	103	28	10
Private student loans (excluding PCI)(4)	134	33	167	33	2
Other	3	1	4	—	18
Total other loans (excluding PCI)	210	64	274	61	30
Total loan receivables (excluding PCI)	$991	$815	$1,806	$754	$233

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $9 million for the three months ended September 30, 2018 and 2017 and $28 million and $26 million for the nine months ended September 30, 2018 and 2017, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $93 million and $72 million of loans accounted for as TDRs at September 30, 2018 and December 31, 2017, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $6 million and $5 million of loans accounted for as TDRs at September 30, 2018 and December 31, 2017, respectively.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $7 million and $5 million of loans accounted for as TDRs at September 30, 2018 and December 31, 2017, respectively.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended September 30,
	2018		2017
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$543	3.14%	$439	2.80%
Other loans
Personal loans	77	4.09%	58	3.19%
Private student loans (excluding PCI)	22	1.19%	30	1.52%
Total other loans	99	2.54%	88	2.33%
Net charge-offs (excluding PCI)	$642	3.03%	$527	2.71%
Net charge-offs (including PCI)	$642	2.97%	$527	2.63%

	For the Nine Months Ended September 30,
	2018		2017
	Net Charge-off Dollars	Net Charge-off Rate(1)	Net Charge-off Dollars	Net Charge-off Rate(1)
Credit card loans	$1,638	3.27%	$1,306	2.86%
Other loans
Personal loans	222	4.03%	163	3.18%
Private student loans (excluding PCI)	65	1.17%	64	1.17%
Other	1	0.13%	3	1.09%
Total other loans	288	2.52%	230	2.16%
Net charge-offs (excluding PCI)	$1,926	3.13%	$1,536	2.73%
Net charge-offs (including PCI)	$1,926	3.06%	$1,536	2.65%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.
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
The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At September 30, 2018
Credit card loans	81%	19%
Personal loans	94%	6%
Private student loans (excluding PCI)(1)	95%	5%

At December 31, 2017
Credit card loans	82%	18%
Personal loans	95%	5%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."

For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At September 30, 2018 and December 31, 2017, there were $30 million and $29 million, respectively, of private student loans, including PCI, in forbearance, representing 0.6% and 0.5%, respectively, of total student loans in repayment and forbearance.
Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,334	$313	$170	$11	$2,828
Additions
Provision for loan losses	633	87	22	—	742
Deductions
Charge-offs	(674)	(86)	(25)	—	(785)
Recoveries	131	9	3	—	143
Net charge-offs	(543)	(77)	(22)	—	(642)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,424	$323	$169	$11	$2,927

	For the Three Months Ended September 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,980	$235	$159	$10	$2,384
Additions
Provision for loan losses	550	91	34	(1)	674
Deductions
Charge-offs	(555)	(64)	(32)	—	(651)
Recoveries	116	6	2	—	124
Net charge-offs	(439)	(58)	(30)	—	(527)
Balance at end of period	$2,091	$268	$163	$9	$2,531

(1) Includes both PCI and non-PCI private student loans.
(2) Net change in reserves on PCI pools having no remaining non-accretable difference.

The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Nine Months Ended September 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	1,915	244	75	1	2,235
Deductions
Charge-offs	(2,021)	(247)	(74)	(1)	(2,343)
Recoveries	383	25	9	—	417
Net charge-offs	(1,638)	(222)	(65)	(1)	(1,926)
Other(2)	—	—	(3)	—	(3)
Balance at end of period	$2,424	$323	$169	$11	$2,927

	For the Nine Months Ended September 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	1,607	231	69	(7)	1,900
Deductions
Charge-offs	(1,651)	(182)	(71)	(3)	(1,907)
Recoveries	345	19	7	—	371
Net charge-offs	(1,306)	(163)	(64)	(3)	(1,536)
Balance at end of period	$2,091	$268	$163	$9	$2,531

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.
Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$109	$87	$328	$258
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$26	$20	$81	$65

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At September 30, 2018
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,154	$282	$121	$4	$2,561
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	270	41	22	7	340
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	26	—	26
Total allowance for loan losses	$2,424	$323	$169	$11	$2,927
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$67,316	$7,407	$7,498	$637	$82,858
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,937	138	170	56	2,301
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,735	—	1,735
Total recorded investment	$69,253	$7,545	$9,403	$693	$86,894

At December 31, 2017
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,921	$269	$112	$4	$2,306
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	226	32	21	7	286
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	29	—	29
Total allowance for loan losses	$2,147	$301	$162	$11	$2,621
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$65,975	$7,263	$6,939	$370	$80,547
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,316	111	137	53	1,617
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,084	—	2,084
Total recorded investment	$67,291	$7,374	$9,160	$423	$84,248

(1)	Includes both PCI and non-PCI private student loans.

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

(3)
The unpaid principal balance of credit card loans was $1.7 billion and $1.1 billion at September 30, 2018 and December 31, 2017, respectively. The unpaid principal balance of personal loans was $138 million and $109 million at September 30, 2018 and December 31, 2017, respectively. The unpaid principal balance of student loans was $170 million and $135 million at September 30, 2018 and December 31, 2017, respectively. All loans accounted for as TDRs have a related allowance for loan losses.

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

Additional information about modified loans classified as TDRs is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended September 30, 2018
Credit card loans(3)	$1,815	$48	$37
Personal loans	$134	$4	$1
Private student loans	$166	$3	$—

For the Three Months Ended September 30, 2017
Credit card loans(3)	$1,165	$28	$22
Personal loans	$96	$2	$1
Private student loans	$120	$3	$—

For the Nine Months Ended September 30, 2018
Credit card loans(3)	$1,612	$123	$95
Personal loans	$125	$10	$4
Private student loans	$152	$9	$—

For the Nine Months Ended September 30, 2017
Credit card loans(3)	$1,137	$78	$64
Personal loans	$90	$7	$3
Private student loans	$107	$6	$—

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

(3)
Includes credit card loans that were modified in TDRs, but are no longer enrolled in a TDR program due to noncompliance with the terms of the modification or due to successful completion of a program after which charging privileges may be reinstated based on customer-level evaluation. The average balance of credit card loans that were no longer enrolled in a TDR program was $427 million and $345 million, respectively, for the three months ended September 30, 2018 and 2017, and $404 million and $327 million, respectively, for the nine months ended September 30, 2018 and 2017.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and nine months ended September 30, 2018 and 2017, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended September 30, 2018 and 2017, the Company forgave approximately $12 million and $10 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the nine months ended September 30, 2018 and 2017, the Company forgave approximately $35 million and $31 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended September 30,
	2018		2017
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	69,127	$444	28,582	$164
Personal loans	1,903	$27	1,580	$20
Private student loans	935	$17	965	$17

	For the Nine Months Ended September 30,
	2018		2017
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	185,185	$1,187	85,553	$502
Personal loans	5,867	$79	4,573	$56
Private student loans	2,887	$54	2,985	$52

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended September 30,
	2018		2017
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	10,535	$60	8,955	$48
Personal loans(2)	847	$11	463	$6
Private student loans(3)	278	$5	298	$5

	For the Nine Months Ended September 30,
	2018		2017
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	28,319	$156	25,170	$135
Personal loans(2)	2,059	$27	1,296	$16
Private student loans(3)	753	$13	667	$11

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the three months ended September 30, 2018 and 2017, approximately 34% and 37%, respectively, of the total balances were charged off at the end of the month in which they defaulted. Of the account balances that defaulted as shown above for the nine months ended September 30, 2018 and 2017, approximately 35% and 37%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."

Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at September 30, 2018 and December 31, 2017. Total PCI student loans had an outstanding balance of $1.8 billion and $2.2 billion, including accrued interest, and a related carrying amount of $1.7 billion and $2.1 billion as of September 30, 2018 and December 31, 2017, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$608	$725	$669	$796
Accretion into interest income	(34)	(40)	(106)	(121)
Other changes in expected cash flows	1	21	12	31
Balance at end of period	$575	$706	$575	$706

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future net credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three and nine months ended September 30, 2018 and 2017. The allowance for PCI loan losses at September 30, 2018 and December 31, 2017 was $26 million and $29 million, respectively. For the three and nine months ended September 30, 2018 and 2017, the increase in accretable yield was primarily driven by increases in rates on variable rate loans. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At September 30, 2018, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.97% and 0.79%, respectively. At December 31, 2017, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 3.24% and 0.93%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.64% and 0.90% for the three months ended September 30, 2018 and 2017, respectively, and 0.71% and 0.69% for the nine months ended September 30, 2018 and 2017, respectively.

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
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	September 30, 2018	December 31, 2017
Restricted cash	$579	$26

Investors’ interests held by third-party investors	15,650	16,025
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	6,120	5,133
Seller’s interest	10,354	9,861
Loan receivables(1)	32,124	31,019
Allowance for loan losses allocated to securitized loan receivables(1)	(1,125)	(998)
Net loan receivables	30,999	30,021
Other	5	5
Carrying value of assets of consolidated variable interest entities	$31,583	$30,052

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of September 30, 2018, no economic or other early amortization events have occurred.
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
During the third quarter, the Company exercised its option to accelerate the repayment of remaining outstanding securities, fully repaying the debt on one of the trusts. Currently there is one trust from which issued securities remain outstanding to investors. Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are used as collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trust until cash is released in accordance with the trust indenture agreement. Similar to the credit card securitizations, the Company continues to own and service the accounts that generate the student loan receivables held by the trust and receives servicing fees from the trust based on a percentage of the principal balance outstanding. Although the servicing fee income offsets the fee expense related to the trust and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income, net of related expenses.
Under terms of the trust arrangement, the Company has the option, but not the obligation, to provide financial support to the trust, but has never provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to third parties under indemnification arrangements.
The carrying values of these restricted assets, which are presented on the Company’s condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	September 30, 2018	December 31, 2017
Restricted cash	$11	$55
Student loan receivables(1)	380	762
Carrying value of assets of consolidated variable interest entities	$391	$817

(1)	The decrease in student loan receivables from December 31, 2017 to September 30, 2018 is due in part to the repayment of remaining debt associated with one trust.

5.	Deposits
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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	September 30, 2018	December 31, 2017
Certificates of deposit in amounts less than $100,000	$25,502	$23,768
Certificates of deposit in amounts $100,000 or greater(1)	6,518	5,984
Savings deposits, including money market deposit accounts	31,014	28,413
Total interest-bearing deposits	$63,034	$58,165

(1)
Includes $1.6 billion and $1.4 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of September 30, 2018 and December 31, 2017, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

September 30, 2018
Three months or less	$875
Over three months through six months	947
Over six months through twelve months	2,180
Over twelve months	2,516
Total	$6,518

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

September 30, 2018
2018	$3,111
2019	11,516
2020	6,267
2021	4,580
2022	2,696
Thereafter	3,850
Total	$32,020

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	September 30, 2018				December 31, 2017
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2019-2024	1.39%-3.11%	2.06%	$9,695	$8,888
Floating-rate asset-backed securities(2)(3)	2018-2024	2.39%-2.76%	2.59%	5,813	7,038
Total Discover Card Master Trust I and Discover Card Execution Note Trust				15,508	15,926

Floating-rate asset-backed securities(4)(5)	2031	6.25%	6.25%	207	610
Total SLC Private Student Loan Trust				207	610
Total long-term borrowings - owed to securitization investors				15,715	16,536

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2019-2027	3.75%-10.25%	4.25%	2,735	2,710
Fixed-rate retail notes	2018-2031	2.85%-4.60%	3.73%	346	302

Discover Bank
Fixed-rate senior bank notes(1)	2018-2028	2.60%-4.65%	3.53%	7,007	6,080
Fixed-rate subordinated bank notes	2019-2028	4.68%-8.70%	6.32%	1,195	698
Total long-term borrowings				$26,998	$26,326

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate ("LIBOR"). Use of these interest rate swaps impacts carrying value of the debt. See Note 14: Derivatives and Hedging Activities.

(2)	Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of September 30, 2018.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 14: Derivatives and Hedging Activities.

(4)	SLC Private Student Loan Trust floating-rate asset-backed securities include an issuance with the following interest rate term: Prime rate + 100 basis points as of September 30, 2018.

(5)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The date shown represents final maturity date.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

September 30, 2018
2018	$1,549
2019	6,001
2020	4,687
2021	2,459
2022	2,790
Thereafter	9,512
Total	$26,998

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2018, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of September 30, 2018. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar years 2019 through 2020. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Losses on Available-for-Sale Investment Securities, Net of Tax	Gains (Losses) on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended September 30, 2018
Balance at June 30, 2018	$(14)	$39	$(187)	$(162)
Net change	(2)	4	—	2
Balance at September 30, 2018	$(16)	$43	$(187)	$(160)

For the Three Months Ended September 30, 2017
Balance at June 30, 2017	$(2)	$(3)	$(145)	$(150)
Net change	1	1	—	2
Balance at September 30, 2017	$(1)	$(2)	$(145)	$(148)

For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)
Cumulative effect of ASU No. 2018-02 adoption(1)	(1)	3	(31)	(29)
Net change	(10)	30	1	21
Balance at September 30, 2018	$(16)	$43	$(187)	$(160)

For the Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(3)	$(13)	$(145)	$(161)
Net change	2	11	—	13
Balance at September 30, 2017	$(1)	$(2)	$(145)	$(148)

(1)	Represents the adjustment to AOCI as a result of adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the second quarter of 2018.

The following table presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended September 30, 2018
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(4)	$2	$(2)
Net change	$(4)	$2	$(2)
Cash Flow Hedges
Net unrealized gains arising during the period	$8	$(2)	$6
Amounts reclassified from AOCI	(2)	—	(2)
Net change	$6	$(2)	$4

For the Three Months Ended September 30, 2017
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$1	$—	$1
Net change	$1	$—	$1
Cash Flow Hedges
Net unrealized losses arising during the period	$(1)	$1	$—
Amounts reclassified from AOCI	3	(2)	1
Net change	$2	$(1)	$1

For the Nine Months Ended September 30, 2018
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(14)	$4	$(10)
Net change	$(14)	$4	$(10)
Cash Flow Hedges
Net unrealized gains arising during the period	$42	$(10)	$32
Amounts reclassified from AOCI	(2)	—	(2)
Net change	$40	$(10)	$30
Pension Plan
Unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

For the Nine Months Ended September 30, 2017
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$3	$(1)	$2
Net change	$3	$(1)	$2
Cash Flow Hedges
Net unrealized gains arising during the period	$8	$(3)	$5
Amounts reclassified from AOCI	11	(5)	6
Net change	$19	$(8)	$11

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income tax expense	$967	$903	$2,700	$2,638
Income tax expense	$247	$301	$645	$926
Effective income tax rate	25.5%	33.3%	23.9%	35.1%

Income tax expense decreased $54 million and $281 million, respectively, for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The effective tax rates decreased 7.8% and 11.2%, respectively, for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. The decrease in rates is primarily due to a reduction in the U.S. federal statutory income tax rate from 35% to 21% offset by other effects of Tax Cuts and Jobs Act of 2017. For the three months ended September 30, 2018, the effective tax rate was unfavorably impacted by reserve increases for certain tax matters.
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

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income	$720	$602	$2,055	$1,712
Preferred stock dividends	(15)	(9)	(31)	(28)
Net income available to common stockholders	705	593	2,024	1,684
Income allocated to participating securities	(6)	(4)	(16)	(12)
Net income allocated to common stockholders	$699	$589	$2,008	$1,672
Denominator
Weighted-average shares of common stock outstanding	341	371	348	379
Effect of dilutive common stock equivalents	1	—	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	342	371	348	379

Basic earnings per common share	$2.05	$1.59	$5.77	$4.42
Diluted earnings per common share	$2.05	$1.59	$5.77	$4.42

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and nine months ended September 30, 2018 and 2017.

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
As of September 30, 2018, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
September 30, 2018
Total capital (to risk-weighted assets)
Discover Financial Services	$12,393	13.9%	$7,145	≥8.0%	$8,931	≥10.0%
Discover Bank	$12,991	14.7%	$7,068	≥8.0%	$8,834	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,785	12.1%	$5,358	≥6.0%	$5,358	≥6.0%
Discover Bank	$10,728	12.1%	$5,301	≥6.0%	$7,068	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,785	10.4%	$4,166	≥4.0%	N/A	N/A
Discover Bank	$10,728	10.4%	$4,124	≥4.0%	$5,155	≥5.0%
CET1 capital (to risk-weighted assets)
Discover Financial Services	$10,222	11.4%	$4,019	≥4.5%	N/A	N/A
Discover Bank	$10,728	12.1%	$3,975	≥4.5%	$5,742	≥6.5%

December 31, 2017
Total capital (to risk-weighted assets)
Discover Financial Services	$11,952	13.8%	$6,946	≥8.0%	$8,683	≥10.0%
Discover Bank	$12,364	14.4%	$6,872	≥8.0%	$8,589	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,677	12.3%	$5,210	≥6.0%	$5,210	≥6.0%
Discover Bank	$10,533	12.3%	$5,154	≥6.0%	$6,872	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,677	10.8%	$3,949	≥4.0%	N/A	N/A
Discover Bank	$10,533	10.8%	$3,912	≥4.0%	$4,890	≥5.0%
CET1 capital (to risk-weighted assets)
Discover Financial Services	$10,114	11.6%	$3,907	≥4.5%	N/A	N/A
Discover Bank	$10,533	12.3%	$3,865	≥4.5%	$5,583	≥6.5%

(1)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions.

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

Commitments
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2029. Future minimum payments on capital leases were not material at September 30, 2018. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

September 30, 2018
2018	$3
2019	13
2020	11
2021	10
2022	8
Thereafter	41
Total minimum lease payments	$86

Unused Credit Arrangements
At September 30, 2018, the Company had unused credit arrangements for loans of approximately $195.8 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Mortgage Loans Representations and Warranties
The Company sold loans it originated to investors on a servicing-released basis and the risk of loss or default by the borrower is generally transferred to the investor. However, the Company was required by these investors to make certain representations and warranties relating to credit information, loan documentation and collateral. Subsequent to the sale, if underwriting deficiencies, borrower fraud or documentation defects are discovered in individual mortgage loans, the Company may be obligated to repurchase the respective mortgage loan or indemnify the investors for any losses from borrower defaults if such deficiency or defect cannot be cured within the specified period following discovery. The Company closed the mortgage origination business in 2015 and while these representations and warranties may extend through the contractual life of the mortgage loan, the likelihood of such repurchases diminishes with the passage of time. The Company has established a repurchase reserve based on expected losses. At September 30, 2018, this amount was not material and was included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
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
While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume, would be $147 million for merchant guarantees as of September 30, 2018. The maximum potential counterparty exposures to these settlement guarantees for ATM guarantees would be immaterial as of September 30, 2018. The maximum potential counterparty exposures for network alliance guarantees would be $33 million as of September 30, 2018.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of September 30, 2018, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2018 and 2017.
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
The following table summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Aggregate sales transaction volume(1)	$40,806	$36,480	$116,800	$105,019

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2018 or December 31, 2017. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of September 30, 2018 and December 31, 2017, the Company had escrow deposits and settlement withholdings of $8 million and $10 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three and nine months ended September 30, 2018 and 2017.
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

On September 4, 2015, the District Attorney of Trinity County, California filed a protection products lawsuit against the Company in California state court (The People of the State of California Ex Rel, Eric L. Heryford, District Attorney, Trinity County v. Discover Financial Services, et al.). The District Attorney subsequently dismissed this lawsuit on February 19, 2016 and filed a new complaint in federal court in the Eastern District of California on March 4, 2016 alleging the same cause of action. An amended complaint was filed on March 25, 2016. The lawsuit asserts various claims under California's Unfair Competition Law with respect to the Company's marketing and administration of various protection products. Plaintiff seeks declaratory relief, statutory civil penalties, and attorneys’ fees. The Company filed a motion to dismiss the first amended complaint on April 26, 2016. The motion was granted on June 26, 2018, but the court has granted the plaintiff until September 24, 2018 to file an amended complaint. On September 24, 2018, the plaintiff voluntary dismissed the case.
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. On July 15, 2016, plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. The defendants filed motions to dismiss on August 5, 2016. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the networks, including the Company. In May 2017, while discovery was proceeding and after class certification was fully briefed but not yet ruled upon, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. In June 2017, the federal court in New York declined to consolidate the B&R case with MDL 1720, but ordered the parties to coordinate discovery across the actions to the extent they involved related issues. On July 6, 2017, the Company requested permission to file a motion to dismiss the claims against it in the federal court in New York. On August 24, 2017, the Court held a status conference at which it set a briefing schedule on Discover’s motion to dismiss. In September 2017, Discover filed its motion to dismiss. On November 29, 2017, the Court heard argument on class certification and took the motion under advisement. On January 23, 2018, the Court heard argument on Discover's motion to dismiss. On March 11, 2018, the Court entered an order denying the plaintiffs' motion of class certification without prejudice to filing a renewed motion with additional detail on the proposed class period and alleged antitrust injuries. Fact discovery closed on June 14, 2018, and plaintiffs filed a renewed motion for class certification on July 16, 2018. Plaintiffs filed their opening merits expert reports on October 5, 2018, and class briefing will be complete by November 2018. The Court has not yet set a hearing date on the class motion, and merits expert discovery will close in 2019. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2018
Assets
Fair value - OCI
U.S. Treasury securities	$981	$—	$—	$981
Residential mortgage-backed securities - Agency	—	578	—	578
Available-for-sale investment securities	$981	$578	$—	$1,559

Derivative financial instruments - cash flow hedges(1)	$—	$14	$—	$14

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$3	$—	$3

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Balance at December 31, 2017
Assets
Fair value - OCI
U.S. Treasury securities	$672	$—	$—	$672
Residential mortgage-backed securities - Agency	—	723	—	723
Available-for-sale investment securities	$672	$723	$—	$1,395

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$4	$—	$4

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$3	$—	$3

(1)
Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.

Fair value hedge derivative financial instruments in a liability position were immaterial at September 30, 2018 and December 31, 2017. There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or nine months ended September 30, 2018 and 2017.
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
At September 30, 2018, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $585 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three and nine months ended September 30, 2018 and 2017, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$237	$—	$237	$242
Held-to-maturity investment securities	$—	$237	$—	$237	$242

Net loan receivables	$—	$—	$87,372	$87,372	$83,967

Carrying value approximates fair value(1)
Cash and cash equivalents	$16,019	$—	$—	$16,019	$16,019
Restricted cash	$590	$—	$—	$590	$590
Accrued interest receivables(2)	$—	$907	$—	$907	$907

Liabilities
Amortized cost
Time deposits(3)	$—	$31,849	$—	$31,849	$32,020

Long-term borrowings - owed to securitization investors	$—	$15,500	$226	$15,726	$15,715
Other long-term borrowings	—	11,400	—	11,400	11,283
Long-term borrowings	$—	$26,900	$226	$27,126	$26,998

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$236	$—	$236	$236

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

The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
States and political subdivisions of states	$—	$1	$—	$1	$1
Residential mortgage-backed securities - Agency	—	172	—	172	172
Held-to-maturity investment securities	$—	$173	$—	$173	$173

Net loan receivables	$—	$—	$85,108	$85,108	$81,627

Carrying value approximates fair value(1)
Cash and cash equivalents	$13,306	$—	$—	$13,306	$13,306
Restricted cash	$81	$—	$—	$81	$81
Accrued interest receivables(2)	$—	$818	$—	$818	$818

Liabilities
Amortized cost
Time deposits(3)	$—	$29,848	$—	$29,848	$29,752

Long-term borrowings - owed to securitization investors	$—	$15,851	$640	$16,491	$16,536
Other long-term borrowings	—	10,293	—	10,293	9,790
Long-term borrowings	$—	$26,144	$640	$26,784	$26,326

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$214	$—	$214	$214

(1)	The carrying values of these assets and liabilities approximate fair value due to the nature of their liquidity (i.e., due or payable in less than one year).

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
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at September 30, 2018 will be reclassified to interest expense as interest payments are accrued on certain of the Company's floating-rate securitized debt and deposits. During the next 12 months, the Company estimates it will reclassify $13 million of pretax benefit to interest expense related to its derivatives designated as cash flow hedges.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	September 30, 2018				December 31, 2017
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$2,450	5	$14	$1	$3,800	$2	$3
Interest rate swaps—fair value hedge	$8,130	10	3	—	$7,333	4	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$28	7	—	—	$23	—	—
Total gross derivative assets/liabilities(2)			17	1		6	3

Less: Collateral held/posted(3)			(14)	(1)		(1)	(3)
Total net derivative assets/liabilities			$3	$—		$5	$—

(1)
The foreign exchange forward contracts have notional amounts of EUR 8 million, GBP 9 million, SGD 1 million and INR 464 million as of September 30, 2018 and notional amounts of EUR 7 million, GBP 5 million, SGD 1 million and INR 464 million as of December 31, 2017.

(2)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At September 30, 2018, the Company had no outstanding contract. At December 31, 2017, the Company had one outstanding contract with a notional amount of $54 million and immaterial fair value.

(3)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustment for fair value hedges (dollars in millions):

	September 30, 2018
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities
Long-term borrowings	$7,914	$(171)

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Three Months Ended September 30, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(329)	$(229)	$20

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$2	$—

Gains (losses) on fair value hedging relationship
Gains on hedged items	$—	$2	$—
Gains (losses) on interest rate swaps	—	(14)	—
Total gains (losses) on fair value hedges	$—	$(12)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

For the Three Months Ended September 30, 2017
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(218)	$(208)	$24

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(1)	$(2)	$—

(Losses) gains on fair value hedging relationship
(Losses) gains on hedged items	$(1)	$(1)	$—
Gains on interest rate swaps	1	—	—
Total gains (losses) on fair value hedges	$—	$(1)	$—

The effects of derivatives not designated in hedging relationships
Gains (losses) on derivatives not designated as hedges	$—	$—	$(1)

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Nine Months Ended September 30, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(878)	$(656)	$73

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(1)	$3	$—

Gains (losses) on fair value hedging relationship
Gains on hedged items	$—	$61	$—
Gains (losses) on interest rate swaps	—	(88)	—
Total gains (losses) on fair value hedges	$—	$(27)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$2

For the Nine Months Ended September 30, 2017
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(608)	$(604)	$74

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(5)	$(6)	$—

Gains on fair value hedging relationship
Gains on hedged items	$—	$2	$—
Gains on interest rate swaps	—	6	—
Total gains on fair value hedges	$—	$8	$—

The effects of derivatives not designated in hedging relationships
Gains (losses) on derivatives not designated as hedges	$—	$—	$(2)

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

At September 30, 2018, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of September 30, 2018 would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of September 30, 2018, and therefore, no collateral was required.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended September 30, 2018
Interest income
Credit card loans	$2,258	$—	$2,258
Private student loans	154	—	154
PCI student loans	34	—	34
Personal loans	238	—	238
Other	97	—	97
Total interest income	2,781	—	2,781
Interest expense	558	—	558
Net interest income	2,223	—	2,223
Provision for loan losses	742	—	742
Other income	421	80	501
Other expense	979	36	1,015
Income before income tax expense	$923	$44	$967

For the Three Months Ended September 30, 2017
Interest income
Credit card loans	$2,026	$—	$2,026
Private student loans	132	—	132
PCI student loans	39	—	39
Personal loans	224	—	224
Other	55	—	55
Total interest income	2,476	—	2,476
Interest expense	426	—	426
Net interest income	2,050	—	2,050
Provision for loan losses	675	(1)	674
Other income	401	74	475
Other expense	909	39	948
Income before income tax expense	$867	$36	$903

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Nine Months Ended September 30, 2018
Interest income
Credit card loans	$6,487	$—	$6,487
Private student loans	451	—	451
PCI student loans	106	—	106
Personal loans	693	—	693
Other	249	—	249
Total interest income	7,986	—	7,986
Interest expense	1,534	—	1,534
Net interest income	6,452	—	6,452
Provision for loan losses	2,235	—	2,235
Other income	1,213	237	1,450
Other expense	2,859	108	2,967
Income before income tax expense	$2,571	$129	$2,700

For the Nine Months Ended September 30, 2017
Interest income
Credit card loans	$5,818	$—	$5,818
Private student loans	383	—	383
PCI student loans	121	—	121
Personal loans	629	—	629
Other	141	—	141
Total interest income	7,092	—	7,092
Interest expense	1,212	—	1,212
Net interest income	5,880	—	5,880
Provision for loan losses	1,908	(8)	1,900
Other income	1,184	219	1,403
Other expense	2,634	111	2,745
Income before income tax expense	$2,522	$116	$2,638

16.	Revenue from Contracts with Customers
ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), generally applies to the sales of any good or service for which no other specific accounting guidance is provided. ASC 606 defines a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. The Company’s revenue that is subject to this model includes discount and interchange, protection products fees, transaction processing revenue, and amounts classified as other income.
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended September 30, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$266	$14	$280
Protection products revenue	51	—	51
Transaction processing revenue	—	47	47
Other income	1	19	20
Total other income subject to ASC 606(2)	318	80	398
Other income not subject to ASC 606
Loan fee income	103	—	103
Total other income not subject to ASC 606	103	—	103
Total other income by operating segment	$421	$80	$501

For the Three Months Ended September 30, 2017
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$246	$12	$258
Protection products revenue	55	—	55
Transaction processing revenue	—	43	43
Other income	2	19	21
Total other income subject to ASC 606(2)	303	74	377
Other income not subject to ASC 606
Loan fee income	95	—	95
Other income	3	—	3
Total other income not subject to ASC 606	98	—	98
Total other income by operating segment	$401	$74	$475

The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Nine Months Ended September 30, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$758	$39	$797
Protection products revenue	154	—	154
Transaction processing revenue	—	132	132
Other income	7	66	73
Total other income subject to ASC 606(2)	919	237	1,156
Other income not subject to ASC 606
Loan fee income	294	—	294
Total other income not subject to ASC 606	294	—	294
Total other income by operating segment	$1,213	$237	$1,450

For the Nine Months Ended September 30, 2017
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$737	$32	$769
Protection products revenue	169	—	169
Transaction processing revenue	—	124	124
Other income	8	63	71
Total other income subject to ASC 606(2)	914	219	1,133
Other income not subject to ASC 606
Loan fee income	267	—	267
Other income	3	—	3
Total other income not subject to ASC 606	270	—	270
Total other income by operating segment	$1,184	$219	$1,403

(1)
Net of rewards, including Cashback Bonus rewards, of $473 million and $417 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 billion and $1.2 billion for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Excludes $1 million and $2 million of deposit product fees that are reported within net interest income for the three and nine months ended September 30, 2018, respectively, and $1 million for the nine months ended September 30, 2017. Deposit product fees were immaterial for the three months ended September 30, 2017.

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

Protection Products Revenue
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
Transaction Processing Revenue
Transaction processing revenue represents switch fees charged to financial institutions and merchants under network participation agreements for processing ATM, debit and point-of-sale transactions over the PULSE network, as well as various participation and membership fees. Network participation agreements generally renew automatically and do not have fixed durations, although the Company does enter into fixed-term pricing or incentive arrangements with certain network participants. The impact of such incentives is not material to the Company’s consolidated statements of income. Similar to discount and interchange fees, switch fees are contractually defined per-transaction fee amounts and are assessed and recognized as revenue at the time each transaction is captured for settlement. These fees are typically collected by the Company as part of the process of settling transactions daily with network participants. Membership and other participation fees are recognized over the periods to which each fee relates.
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
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2018 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in “Risk Factors,” “Business — Competition,” “Business — Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2017, which is filed with the SEC and available at the SEC’s internet site (https://www.sec.gov).
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
Quarter Highlights

•	Net income for the three months ended September 30, 2018 was $720 million compared to $602 million for the same period in 2017.

•	Total loans grew $6.5 billion, or 8%, from September 30, 2017 to $86.9 billion.

•	Credit card loans grew $5.8 billion, or 9%, to $69.3 billion.

•
Total net charge-off rate increased 34 basis points from the prior year to 2.97%. Net charge-off rate excluding PCI loans increased 32 basis points from the prior year to 3.03% and the credit card delinquency rate for loans over 30 days past due increased 18 basis points from the prior year to 2.32%.

•	Direct-to-consumer deposits grew $4.7 billion, or 12%, from the prior year to $43.4 billion.

•	Payment Services transaction dollar volume for the segment was $58.7 billion, up 14% from the prior year.
Outlook
We continue to focus on disciplined capital deployment through profitable organic loan growth and execution of our 2018 capital plan. Our marketing strategy remains focused on expanding wallet share with existing customers and adding new accounts. We continue to invest in business growth, technology, analytical capabilities, and our employees.
The total net charge-off rate is expected to increase in comparison to the prior year and we expect to add to the loan loss reserve to provide for the seasoning of recent loan growth and supply-driven credit normalization. We expect net interest margin to increase slightly due to the impact of prime rate increases on our asset-sensitive balance sheet.
In our payments segment, we will continue to pursue new ways to drive volume growth. We continue to leverage our network to support our card-issuing business and we expect the payments industry to remain competitive.
Regulatory Environment and Developments
Federal banking regulators continue to propose and implement new regulations and supervisory guidance, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and modify their examination and enforcement activities. The Dodd-Frank Act created a framework for regulation of large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements and limits on leverage and enhanced supervisory authority. The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including supervisory priorities and actions, our actions, those of our competitors and other marketplace participants, and the behavior of consumers.
On May 24, 2018, the President signed into law a package of legislative reforms titled the “Economic Growth, Regulatory Relief, and Consumer Protection Act”, which are intended to promote economic growth, provide tailored regulatory relief for smaller and less complex financial institutions, and enhance consumer protections. Among other provisions, the new law raises the asset threshold for automatically designating a bank holding company as “systemically important” from $50 billion to $250 billion. The new law became effective immediately for bank holding companies with assets less than $100 billion and will become effective 18 months from its enactment for banks with assets of $100 billion or more. Upon effectiveness of the new law, bank holding companies with assets less than $250 billion will no longer automatically be subject to regulatory requirements that establish enhanced prudential standards pursuant to the Dodd-Frank Act. The extent of relief afforded to Discover under the legislation will depend on how the act is implemented. On October 31, 2018, the Federal Reserve and other federal banking regulators issued proposals to tailor the existing regulatory requirements related to capital, liquidity and enhanced prudential standards to an institution’s risk and complexity profile for banking institutions with total assets of $100 billion or more. We are currently assessing the proposed rules in order to determine the potential impact. Comments on the proposals are due by January 22, 2019. The timing and substance of any final rules are currently unknown.
Another unrelated provision of the law authorizes the Social Security Administration to share information with financial institutions to help detect the unauthorized use of Social Security numbers to open fraudulent accounts. While improvements to the information sharing program are underway, the timing and impact is uncertain.

Policymakers at the federal and state levels are increasingly focused on measures to enhance data security and data breach incident response capabilities as a result of growing cybersecurity threats and the number of incidents involving unauthorized access to consumer information. Regulations at various levels of government have been proposed to address security breach notification and data security standards and several states have recently issued regulations for certain firms operating within their jurisdiction. On June 28, 2018, the California Consumer Privacy Act (“CCPA”) was enacted. On September 23, 2018, legislation was enacted to make both clarifying and technical amendments as well as substantive changes to the CCPA. The CCPA creates a broad set of additional privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA goes into effect on January 1, 2020; however, it may be further amended before then. While it is too early to know their full impact, these developments could ultimately result in the imposition of requirements on Discover and other providers of consumer financial services or networks that could increase costs or adversely affect the competitiveness of our products.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including supervisory priorities and actions, our actions, actions of our competitors and other marketplace participants, and the behavior of consumers. For more information on how the regulatory environment, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our business see “Risk Factors — Current Economic and Regulatory Environment” of our annual report on Form 10-K for the year ended December 31, 2017. For more information on recent matters affecting us, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements.
Consumer Financial Services
The Bureau of Consumer Financial Protection (the "Bureau") regulates consumer financial products and services, as well as certain financial services providers, including Discover. The Bureau has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over designated financial services providers, including Discover. The Bureau’s regulatory authority includes the exercise of rulemaking, supervision and enforcement powers with respect to “unfair, deceptive or abusive acts or practices” and consumer access to fair, transparent and competitive financial products and services. Historically, the Bureau's policy priorities focused on several financial products of the type we offer (e.g. credit cards and student loans).
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
There continues to be legislative and regulatory focus on the private student loan market, including by some state legislatures and state attorneys general. Recent areas of regulatory focus have included servicing, payments and collection practices, which have resulted in an increase in supervisory examinations of Discover related to private student loans. Legislative focus on student loans has resulted in the enactment of student loan servicing laws in several states, and consideration of new licensing, servicing, reporting and regulatory oversight requirements for student loan servicers. Such legislation, regulation or guidance may increase the complexity and expense of servicing student loans and impact the entire student loan market, which could cause us to change our private student loan products or servicing practices in ways that we may not currently anticipate.
Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected, and is expected to continue to adversely affect, our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing and technology development strategies in order to assess their impact on our business and on competition in the marketplace. Following an inquiry by the U.S. Department of Justice into some of these competitor pricing strategies, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns. The Court granted summary judgment in favor of Visa on August 31, 2018. PULSE filed a Notice of Appeal on September 28, 2018. Visa also faces ongoing merchant litigation as relates to the underlying anticompetitive behavior that is the subject of PULSE’s case against Visa. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affects PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
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
On April 10, 2018, the Federal Reserve issued a notice of proposed rulemaking that would significantly revise the regulatory capital and stress testing frameworks for mid-sized bank holding companies such as Discover Financial Services. The proposal is intended to make regulatory capital requirements more forward-looking, risk-sensitive, and firm-specific by linking them to the annual Comprehensive Capital Analysis and Review ("CCAR") stress testing and capital plan review process. The timing and substance of any final rulemaking is uncertain at this time, however the notice indicates the Federal Reserve intends to adopt a final rule that would be effective on December 31, 2018.
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
Liquidity
We are subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators. This quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement, which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. As of September 30, 2018, our liquidity coverage ratio was in excess of the applicable regulatory requirement. Pursuant to the final rule issued by the Federal Reserve, we will be required to publish quarterly public disclosures regarding our liquidity risk profile and components of our liquidity coverage ratio beginning the fourth quarter of 2018.

Segments
We manage our business activities in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 15: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Direct Banking
Interest income
Credit card	$2,258	$2,026	$6,487	$5,818
Private student loans	154	132	451	383
PCI student loans	34	39	106	121
Personal loans	238	224	693	629
Other	97	55	249	141
Total interest income	2,781	2,476	7,986	7,092
Interest expense	558	426	1,534	1,212
Net interest income	2,223	2,050	6,452	5,880
Provision for loan losses	742	675	2,235	1,908
Other income	421	401	1,213	1,184
Other expense	979	909	2,859	2,634
Income before income tax expense	923	867	2,571	2,522
Payment Services
Provision for loan losses	—	(1)	—	(8)
Other income	80	74	237	219
Other expense	36	39	108	111
Income before income tax expense	44	36	129	116
Total income before income tax expense	$967	$903	$2,700	$2,638

The following table presents information on transaction volume (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Network Transaction Volume
PULSE Network	$45,244	$39,828	$132,710	$114,742
Network Partners	5,113	3,811	14,268	10,933
Diners Club(1)	8,370	7,989	25,177	23,171
Total Payment Services	58,727	51,628	172,155	148,846
Discover Network—Proprietary(2)	36,642	33,576	105,363	96,777
Total Volume	$95,369	$85,204	$277,518	$245,623
Transactions Processed on Networks
Discover Network	642	579	1,806	1,633
PULSE Network	1,151	996	3,195	2,827
Total	1,793	1,575	5,001	4,460
Credit Card Volume
Discover Card Volume(3)	$39,414	$35,581	$112,171	$103,284
Discover Card Sales Volume(4)	$35,896	$32,161	$101,823	$93,467

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $923 million and $2.6 billion for the three and nine months ended September 30, 2018 as compared to pretax income of $867 million and $2.5 billion for the three and nine months ended September 30, 2017.
Net interest margin was flat for the three months ended September 30, 2018, and increased for the nine months ended September 30, 2018 as compared to the same periods in 2017. This was primarily driven by higher yields on credit card loans, offset by higher funding costs, both of which were the result of higher market rates. Interest income increased during the three and nine months ended September 30, 2018 as compared to the same periods in 2017 due to loan growth and yield expansion resulting from prime rate increases. Interest expense increased during the three and nine months ended September 30, 2018 as compared to the same periods in 2017 primarily due to higher market rates and a larger funding base.
For the three and nine months ended September 30, 2018, the provision for loan losses increased as compared to the same periods in 2017 primarily due to higher levels of net charge-offs offset by a smaller reserve build. For a detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income increased in the three and nine months ended September 30, 2018 as compared to the same periods in 2017, which was primarily due to higher discount and interchange revenue and loan fee income. The increase in discount and interchange revenue is partially offset by higher rewards, both of which were the result of higher sales volume. Loan fee income increased primarily as the result of an increase in late fees.
Total other expense increased in the three and nine months ended September 30, 2018 as compared to the same periods in 2017. The increase was primarily driven by higher employee compensation and benefits, marketing and business development, and information processing and communications. Employee compensation and benefits increased due to additional headcount for business growth and technological capabilities, as well as higher average salaries. The increase in marketing and business development was driven by higher acquisition costs and brand advertising targeting loan and deposit growth. Information processing and communications increased as the result of higher investments in infrastructure as well as analytic capabilities.

Discover card sales volume was $35.9 billion and $101.8 billion for the three and nine months ended September 30, 2018, respectively, which was an increase of 11.6% and 8.9%, respectively, as compared to the same periods in 2017. This volume growth was primarily driven by an increase in active cardmembers.
Payment Services
Our Payment Services segment reported pretax income of $44 million and $129 million for the three and nine months ended September 30, 2018, respectively, as compared to pretax income of $36 million and $116 million for the same periods in 2017. The increase was primarily due to higher other income driven by higher volume.
Downturns in the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 3% and 4% of Diners Club revenues during the three and nine months ended September 30, 2018, respectively.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended September 30,		2018 vs. 2017 Increase (Decrease)		For the Nine Months Ended September 30,		2018 vs. 2017 Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%
Interest income	$2,781	$2,476	$305	12%	$7,986	$7,092	$894	13%
Interest expense	558	426	132	31%	1,534	1,212	322	27%
Net interest income	2,223	2,050	173	8%	6,452	5,880	572	10%
Provision for loan losses	742	674	68	10%	2,235	1,900	335	18%
Net interest income after provision for loan losses	1,481	1,376	105	8%	4,217	3,980	237	6%
Other income	501	475	26	5%	1,450	1,403	47	3%
Other expense	1,015	948	67	7%	2,967	2,745	222	8%
Income before income tax expense	967	903	64	7%	2,700	2,638	62	2%
Income tax expense	247	301	(54)	(18)%	645	926	(281)	(30)%
Net income	$720	$602	$118	20%	$2,055	$1,712	$343	20%

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

•
Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the Federal Funds rate, interest rate on excess reserves and London Interbank Offered Rate;

•	The effectiveness of interest rate swaps in our interest rate risk management program; and

•	The difference between the carrying amount and future cash flows expected to be collected on purchased credit-impaired ("PCI") loans.
Net interest margin was flat for the three months ended September 30, 2018, and increased for the nine months ended September 30, 2018 as compared to the same periods in 2017. This was primarily driven by higher yields on credit card loans, offset by higher funding costs, both of which were the result of higher market rates. Interest income increased during the three and nine months ended September 30, 2018 as compared to the same periods in 2017 due to loan growth and yield expansion resulting from prime rate increases. Interest expense increased during the three and nine months ended September 30, 2018 as compared to the same periods in 2017 primarily due to higher market rates and a larger funding base.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$14,522	2.00%	$73	$12,895	1.26%	$42
Restricted cash	638	1.92%	3	848	1.15%	2
Investment securities	1,952	1.97%	10	1,652	1.62%	6
Loan receivables(1)
Credit card(2)	68,613	13.06%	2,258	62,647	12.83%	2,026
Personal loans	7,460	12.66%	238	7,208	12.33%	224
Private student loans	7,370	8.34%	154	6,725	7.79%	132
PCI student loans	1,788	7.58%	34	2,261	6.88%	39
Other	624	6.38%	11	348	5.56%	5
Total loan receivables	85,855	12.45%	2,695	79,189	12.15%	2,426
Total interest-earning assets	102,967	10.72%	2,781	94,584	10.39%	2,476
Allowance for loan losses	(2,827)			(2,379)
Other assets	4,377			4,192
Total assets	$104,517			$96,397
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$31,133	2.31%	181	$26,862	1.93%	131
Money market deposits(4)	6,930	1.89%	33	6,772	1.35%	23
Other interest-bearing savings deposits	24,374	1.85%	115	20,458	1.23%	64
Total interest-bearing deposits(5)	62,437	2.08%	329	54,092	1.59%	218
Borrowings
Short-term borrowings	3	2.09%	—	1	1.33%	—
Securitized borrowings(3)(4)	16,141	2.71%	110	17,206	2.37%	103
Other long-term borrowings(3)	10,351	4.56%	119	9,721	4.30%	105
Total borrowings	26,495	3.43%	229	26,928	3.07%	208
Total interest-bearing liabilities	88,932	2.49%	558	81,020	2.08%	426
Other liabilities and stockholders’ equity	15,585			15,377
Total liabilities and stockholders’ equity	$104,517			$96,397
Net interest income			$2,223			$2,050
Net interest margin(6)		10.28%			10.28%
Net yield on interest-earning assets(7)		8.57%			8.60%
Interest rate spread(8)		8.23%			8.31%

Average Balance Sheet Analysis (dollars in millions)

	For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$14,304	1.80%	$193	$13,166	1.04%	$103
Restricted cash	641	1.71%	8	742	0.92%	5
Investment securities	1,677	1.81%	23	1,693	1.61%	20
Loan receivables(1)
Credit card(2)	67,073	12.93%	6,487	61,165	12.72%	5,818
Personal loans	7,384	12.55%	693	6,872	12.24%	629
Private student loans	7,368	8.19%	451	6,679	7.67%	383
PCI student loans	1,901	7.47%	106	2,388	6.75%	121
Other	536	6.15%	25	316	5.52%	13
Total loan receivables	84,262	12.32%	7,762	77,420	12.03%	6,964
Total interest-earning assets	100,884	10.58%	7,986	93,021	10.19%	7,092
Allowance for loan losses	(2,725)			(2,270)
Other assets	4,256			4,169
Total assets	$102,415			$94,920
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$30,398	2.16%	492	$26,512	1.90%	376
Money market deposits(4)	6,881	1.74%	90	6,830	1.25%	64
Other interest-bearing savings deposits	23,574	1.68%	296	19,732	1.14%	168
Total interest-bearing deposits(5)	60,853	1.93%	878	53,074	1.53%	608
Borrowings
Short-term borrowings	2	1.96%	—	2	1.02%	—
Securitized borrowings(3)(4)	16,147	2.60%	315	16,770	2.29%	287
Other long-term borrowings(3)	10,055	4.54%	341	9,767	4.35%	317
Total borrowings	26,204	3.35%	656	26,539	3.04%	604
Total interest-bearing liabilities	87,057	2.36%	1,534	79,613	2.03%	1,212
Other liabilities and stockholders’ equity	15,358			15,307
Total liabilities and stockholders’ equity	$102,415			$94,920
Net interest income			$6,452			$5,880
Net interest margin(6)		10.24%			10.16%
Net yield on interest-earning assets(7)		8.55%			8.45%
Interest rate spread(8)		8.22%			8.16%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $61 million and $55 million of amortization of balance transfer fees for the three months ended September 30, 2018 and 2017, respectively, and $179 million and $161 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	September 30, 2018	December 31, 2017
Credit card loans	$69,253	$67,291
Other loans
Personal loans	7,545	7,374
Private student loans	7,668	7,076
Other	693	423
Total other loans	15,906	14,873
PCI loans(1)	1,735	2,084
Total loan receivables	86,894	84,248
Allowance for loan losses	(2,927)	(2,621)
Net loan receivables	$83,967	$81,627

(1)	Represents PCI private student loans. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding PCI loans.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three and nine months ended September 30, 2018, the provision for loan losses increased by $68 million and $335 million, or 10% and 18%, respectively, as compared to the same periods in 2017 primarily due to higher levels of net charge-offs offset by a smaller reserve build.
The allowance for loan losses was $2.9 billion at September 30, 2018, which reflects a $306 million reserve build over the amount of the allowance for loan losses at December 31, 2017. The reserve build, which related primarily to credit card loans, was due to seasoning of continued loan growth and supply driven credit normalization.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,334	$313	$170	$11	$2,828
Additions
Provision for loan losses	633	87	22	—	742
Deductions
Charge-offs	(674)	(86)	(25)	—	(785)
Recoveries	131	9	3	—	143
Net charge-offs	(543)	(77)	(22)	—	(642)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,424	$323	$169	$11	$2,927

	For the Three Months Ended September 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,980	$235	$159	$10	$2,384
Additions
Provision for loan losses	550	91	34	(1)	674
Deductions
Charge-offs	(555)	(64)	(32)	—	(651)
Recoveries	116	6	2	—	124
Net charge-offs	(439)	(58)	(30)	—	(527)
Balance at end of period	$2,091	$268	$163	$9	$2,531

	For the Nine Months Ended September 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	1,915	244	75	1	2,235
Deductions
Charge-offs	(2,021)	(247)	(74)	(1)	(2,343)
Recoveries	383	25	9	—	417
Net charge-offs	(1,638)	(222)	(65)	(1)	(1,926)
Other(2)	—	—	(3)	—	(3)
Balance at end of period	$2,424	$323	$169	$11	$2,927

	For the Nine Months Ended September 30, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	1,607	231	69	(7)	1,900
Deductions
Charge-offs	(1,651)	(182)	(71)	(3)	(1,907)
Recoveries	345	19	7	—	371
Net charge-offs	(1,306)	(163)	(64)	(3)	(1,536)
Balance at end of period	$2,091	$268	$163	$9	$2,531

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
Credit card loans	$543	3.14%	$439	2.80%	$1,638	3.27%	$1,306	2.86%
Personal loans	$77	4.09%	$58	3.19%	$222	4.03%	$163	3.18%
Private student loans (excluding PCI(1))	$22	1.19%	$30	1.52%	$65	1.17%	$64	1.17%

(1)
Charge-offs for PCI loans did not result in a charge to earnings during any of the periods presented and are therefore excluded from the calculation. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding the accounting for charge-offs on PCI loans.

The net charge-off rates on our credit card and personal loans increased 34 and 90 basis points, respectively, for the three months ended September 30, 2018 and 41 and 85 basis points, respectively, for the nine months ended September 30, 2018 when compared to the same periods in 2017. The net charge-off rate on our private student loans decreased 33 basis points for the three months ended September 30, 2018 and remained flat for nine months ended September 30, 2018 when compared to the same periods in 2017. Net charge-off rates were generally higher due to seasoning of continued loan growth and supply driven credit normalization.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	September 30, 2018		December 31, 2017
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,608	2.32%	$1,532	2.28%
Personal loans	$118	1.57%	$103	1.40%
Private student loans (excluding PCI loans(1))	$164	2.13%	$167	2.35%

Loans 90 or more days delinquent
Credit card loans	$777	1.12%	$751	1.12%
Personal loans	$34	0.45%	$30	0.41%
Private student loans (excluding PCI loans(1))	$41	0.53%	$33	0.47%

Loans not accruing interest	$275	0.32%	$233	0.28%

Restructured loans
Credit card loans(2)	$1,937	2.80%	$1,316	1.96%
Personal loans(3)	$138	1.83%	$111	1.51%
Private student loans (excluding PCI loans(1))(4)	$170	2.22%	$137	1.94%

(1)
Excludes PCI loans, which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $97 million and $74 million at September 30, 2018 and December 31, 2017, respectively, which are also included in loans 90 or more days delinquent.

(3)	Restructured personal loans include $6 million and $5 million at September 30, 2018 and December 31, 2017, respectively, which are also included in loans 90 or more days delinquent.

(4)	Restructured private student loans include $7 million and $5 million at September 30, 2018 and December 31, 2017, respectively, which are also included in loans 90 or more days delinquent.
The 30-day delinquency rates for credit card and personal loans and the 90-day delinquency rates for personal and private student loans at September 30, 2018 increased compared to December 31, 2017 primarily due to seasoning of continued loan growth and supply driven credit normalization. The 90-day delinquency rates for credit card loans at September 30, 2018 remained flat compared to December 31, 2017. The 30-day delinquency rates for private student loans at September 30, 2018 decreased compared to December 31, 2017 due to seasonality.
The restructured loan balances at September 30, 2018 increased as compared to December 31, 2017 due to seasoning of continued loan growth and greater utilization of programs available.
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
At September 30, 2018, there was $5.2 billion of private student loans in repayment, which includes both PCI and non-PCI loans to students who are not in deferment. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, we may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A non-PCI modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores.
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
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended September 30,		2018 vs. 2017 Increase (Decrease)		For the Nine Months Ended September 30,		2018 vs. 2017 Increase (Decrease)
	2018	2017	$	%	2018	2017	$	%
Discount and interchange revenue, net(1)	$280	$258	$22	9%	$797	$769	$28	4%
Protection products revenue	51	55	(4)	(7)%	154	169	(15)	(9)%
Loan fee income	103	95	8	8%	294	267	27	10%
Transaction processing revenue	47	43	4	9%	132	124	8	6%
Other income	20	24	(4)	(17)%	73	74	(1)	(1)%
Total other income	$501	$475	$26	5%	$1,450	$1,403	$47	3%

(1)
Net of rewards, including Cashback Bonus rewards, of $473 million and $417 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 billion and $1.2 billion of for the nine months ended September 30, 2018 and 2017, respectively.

Total other income increased in the three and nine months ended September 30, 2018 as compared to the same periods in 2017, which was primarily due to higher discount and interchange revenue and loan fee income. The increase in discount and interchange revenue is partially offset by higher rewards, both of which were the result of higher sales volume. Loan fee income increased primarily as the result of an increase in late fees.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		2018 vs. 2017 Increase		For the Nine Months Ended September 30,		2018 vs. 2017 Increase
	2018	2017	$	%	2018	2017	$	%
Employee compensation and benefits	$408	$371	$37	10%	$1,213	$1,101	$112	10%
Marketing and business development	218	203	15	7%	627	563	64	11%
Information processing and communications	89	78	11	14%	257	235	22	9%
Professional fees	166	163	3	2%	482	466	16	3%
Premises and equipment	26	25	1	4%	76	73	3	4%
Other expense	108	108	—	—%	312	307	5	2%
Total other expense	$1,015	$948	$67	7%	$2,967	$2,745	$222	8%

Total other expense increased in the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase was primarily driven by higher employee compensation and benefits, marketing and business development, and information processing and communications. Employee compensation and benefits increased due to additional headcount for business growth and technological capabilities, as well as higher average salaries. The increase in marketing and business development was driven by higher acquisition costs and brand advertising targeting loan and deposit growth. Information processing and communications increased as the result of higher investments in infrastructure as well as analytic capabilities.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income tax expense	$967	$903	$2,700	$2,638
Income tax expense	$247	$301	$645	$926
Effective income tax rate	25.5%	33.3%	23.9%	35.1%

Income tax expense decreased $54 million and $281 million, respectively, for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. The effective tax rates decreased 7.8% and 11.2%, respectively, for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. The decrease in rates is primarily due to a reduction in the U.S. federal statutory income tax rate from 35% to 21% offset by other effects of Tax Cuts and Jobs Act of 2017. For the three months ended September 30, 2018, the effective tax rate was unfavorably impacted by reserve increases for certain tax matters.
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

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include certificates of deposit, money market accounts, online savings and checking accounts, and IRA certificates of deposit, while brokered deposits include certificates of deposit and sweep accounts. At September 30, 2018, we had $43.4 billion of direct-to-consumer deposits and $20.3 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization", which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust; the period of ultimate repayment would be determined by the amount and timing of collections received. An early amortization event would impair our liquidity, and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of September 30, 2018, the DiscoverSeries three-month rolling average excess spread was 13.42%.
We may elect to add receivables to the restricted pool of receivables, subject to certain requirements. Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by us). If the level of receivables in the trust were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller's interest requirement, an early amortization (or repayment) of investors’ interests would be triggered. During the three months ended September 30, 2018, we elected to add $3.0 billion of credit card loan receivables to the securitization trust, which increased seller’s interest. The addition increases capacity to issue notes to investors, including draws on commitments through privately placed securitizations, and results in a decrease in receivables pledged at the Federal Reserve discount window.
At September 30, 2018, we had $15.7 billion of outstanding public asset-backed securities and $6.1 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.

The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At September 30, 2018	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$15,508	$6,273	$4,644	$3,271	$1,320

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
Other Long-Term Borrowings—Student Loans
At September 30, 2018, we had $207 million of remaining principal balance outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings - Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At September 30, 2018	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2019-2027	$2,900
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2018-2031	$352
Discover Bank fixed-rate senior bank notes, maturing 2018-2028	$7,100
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2028	$1,200

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At September 30, 2018 and December 31, 2017, there were no outstanding balances in the federal funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At September 30, 2018, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress testing results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational testing purposes and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of September 30, 2018, Discover Bank had $30.3 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At September 30, 2018, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit ratings were reduced below investment grade, Discover Bank would be required to post additional collateral, which, as of September 30, 2018, would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of September 30, 2018, and therefore, no collateral was required.
On October 30, 2018, Moody’s upgraded the credit ratings of DFS and Discover Bank by one notch; our senior unsecured debt ratings are now Baa3 for DFS and Baa2 for Discover Bank. The table below reflects our current credit ratings and outlooks, including the upgrade from Moody’s:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Baa3	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Stable	Stable	Stable
Discover Bank
Senior unsecured debt	Baa2	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Stable	Stable	Stable
Subordinated debt	Baa3	BBB-	BBB
Discover Card Execution Note Trust
Class A(1)	Aaa(sf)	AAA(sf)	AAA(sf)

(1)	An “sf” in the rating denotes rating agency identification for structured finance product ratings.
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
At September 30, 2018, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies or government-sponsored enterprises. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements and market conditions.

At September 30, 2018, our liquidity portfolio and undrawn credit facilities were $52.6 billion, which was $3.9 billion higher than the balance at December 31, 2017. During the three and nine months ended September 30, 2018, the average balance of our liquidity portfolio was $16.6 billion and $16.1 billion, respectively.

	September 30, 2018	December 31, 2017
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$14,846	$12,213
Investment securities(2)	1,524	1,347
Total liquidity portfolio	16,370	13,560
Private asset-backed securitizations(3)	6,000	6,000
Primary liquidity sources	22,370	19,560
Federal Reserve discount window(3)	30,257	29,153
Total liquidity portfolio and undrawn credit facilities	$52,627	$48,713

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $35 million and $48 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of September 30, 2018 and December 31, 2017, respectively.

(3)	See "— Additional Funding Sources" for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred stock dividend payments and debt service obligations using existing cash resources. At September 30, 2018, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
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
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory initiatives may require us to hold more capital in the future, such as future implementation of the Current Expected Credit Losses (CECL) methodology for loan loss reserves.

In 2013, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued the Basel III rules applicable to DFS and Discover Bank. Under those rules, DFS and Discover Bank are classified as "Standardized Approach" entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Additional phase-in requirements related to components of the final capital rules will become effective through 2019. The Basel III rules include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refine the definition of what constitutes "capital" for purposes of calculating those ratios of which certain requirements are subject to phase-in periods through the end of 2018 (the "transition period"). During the transition period, the effects of the changes to capital (i.e., certain deductions and adjustments) are recognized in 20% increments from 2015 through 2018. For example, one of the deductions from CET1 capital, intangibles, was subject to a 40% of total deduction in 2015 that increased to 60% in 2016 and so on, until reaching 100% deduction of total in 2018. For additional information regarding the risk-based capital and leverage ratios, see Note 10: Capital Adequacy to our condensed consolidated financial statements.
The Basel III rules also introduced a CCB on top of the minimum risk-weighted asset ratios. The buffer is designed to absorb losses during periods of economic stress. The calculation of the buffer started to phase in beginning on January 1, 2016 at the rate of 0.625% and increases by 0.625% on each subsequent January 1 until it reaches the maximum 2.5% on January 1, 2019. When the CCB is fully phased-in on January 1, 2019, this will effectively result in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a capital ratio below the required amount will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. There is a proposal under regulatory review that is expected to replace the CCB with the Stress Capital Buffer (SCB).
Another main component of the Basel III rules is a prescribed "Standardized Approach" for calculating risk-weighted assets that expands the risk-weight range from 0% to 1,250%. The new range is intended to be more risk-sensitive and the risk weight assigned depends on the nature of the asset in question.
The Basel III rules provide for certain threshold based deductions from and adjustments to CET1, to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15%.
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
At September 30, 2018, DFS and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
As discussed in Note 10: Capital Adequacy to our condensed consolidated financial statements, we are subject to a CET1 capital ratio requirement under the Basel III rules. At September 30, 2018, there was no difference between our CET1 capital ratio of 11.4% calculated under Basel III transition rules and our CET1 capital ratio calculated under Basel III fully phased-in rules. We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of September 30, 2018, tangible common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this metric and definitions may vary, so we advise users of this information to exercise caution in comparing this metric for different companies.

The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	September 30, 2018	December 31, 2017
Total common stockholders’ equity(1)	$10,453	$10,329
Less: goodwill	(255)	(255)
Less: intangible assets, net	(162)	(163)
Tangible common equity	$10,036	$9,911

(1)	Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
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
We recently declared a quarterly cash dividend on our common stock of $0.40 per share, payable on December 6, 2018 to holders of record on November 21, 2018, which is consistent with last quarter. We also pay dividends on our preferred stock semi-annually.
On July 19, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion of our outstanding shares of common stock. The program expires on January 31, 2020 and may be terminated at any time. This program replaced the prior $2.8 billion share repurchase program, which had $611 million of remaining authorization. During the three months ended September 30, 2018, we repurchased approximately 6 million shares, or 2%, of our outstanding common stock for $460 million. We expect to continue to repurchase shares under our program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including non-objection from the Federal Reserve as described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at September 30, 2018, which include deposits, long-term borrowings, operating and capital lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $94.9 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2017 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments.”
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At September 30, 2018, our unused credit arrangements were approximately $195.8 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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

Our interest rate sensitive assets include our variable-rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At September 30, 2018, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point increase in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or London Interbank Offered Rate, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the fiscal period end, but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
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

	At September 30, 2018		At December 31, 2017
Basis point change	$	%	$	%
+100	$202	2.15%	$179	2.03%
-100	$(207)	(2.19)%	$(190)	(2.15)%

Item 4.	Controls and Procedures
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
July 1 - 31, 2018
Repurchase program(1)	1,396,618	$71.60	1,396,618	$2,959,999,807
Employee transactions(2)	223	$70.41	N/A	N/A
August 1 - 31, 2018
Repurchase program(1)	2,270,178	$76.74	2,270,178	$2,785,779,048
Employee transactions(2)	1,564	$72.35	N/A	N/A
September 1 - 30, 2018
Repurchase program(1)	2,367,992	$78.34	2,367,992	$2,600,279,752
Employee transactions(2)	350	$77.94	N/A	N/A

Total
Repurchase program(1)	6,034,788	$76.18	6,034,788	$2,600,279,752
Employee transactions(2)	2,137	$73.06	N/A	N/A

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
Date: October 31, 2018