Form 10-K
period 2018-12-31
Discover Financial Services
filed 2019-02-20
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $24,123,706,276.

As of February 15, 2019, there were 328,386,672 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 16, 2019 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended December 31, 2018

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries. See Item 8 — Financial Statements and Supplementary Data — Glossary of Acronyms for terms and abbreviations used throughout the annual report.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover it®, Freeze it® College Covered®, and Diners Club International®. All other trademarks, trade names and service marks included in this annual report on Form 10-K are the property of their respective owners.

Part I.

Part I | Item 1.	Business
Introduction
Discover Financial Services (the “Company”) is a direct banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. We had $90.5 billion in loan receivables and $44.7 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2018. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as point-of-sale (“POS”) terminals at retail locations throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
Operating Model
We manage our business activities in two segments: Direct Banking and Payment Services. Our Direct Banking segment includes consumer banking and lending products, specifically Discover-branded credit cards issued to individuals on the Discover Network and other consumer banking products and services, including student loans, personal loans, home equity loans and deposit products. Our Payment Services segment includes PULSE, Diners Club and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Network.
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
Credit Cards
We currently offer and issue credit cards to consumers. Our credit card customers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earn on revolving credit card balances makes up approximately 81% of our total interest income. We also charge customers other fees as specified in the cardmember agreements. These fees may include fees for late payments, returned checks, balance transfer transactions and cash advance transactions.
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
All of our cards offer rewards programs, the costs of which are generally recorded as a reduction of discount and interchange revenue. See “— Marketing — Rewards/Cashback Bonus” for further discussion of our programs offered.
The following chart* shows the Discover card transaction cycle as processed on the Discover Network:
For information on how we market our credit card loans, see “— Credit Risk Management — Account Acquisition (New Customers)” and “— Marketing.”
Student Loans
Our private student loans are primarily available to students attending eligible non-profit undergraduate and graduate schools. We also offer certain post-graduate loans, including consolidation, bar study and residency loans. All of our private student loans are unsecured and have terms and conditions that vary by product. We encourage students to borrow responsibly and maximize grants, scholarships and other free financial aid before taking student loans.
Our student loans feature fixed or variable interest rates with zero origination fees, and customers can elect to make extra payments to pay their loans off earlier than contractually scheduled without penalty. The loans can feature potential rewards, such as for good grades, and we also offer optional in-school payment products where students make monthly payments while in school. The standard repayment period is 15 to 20 years, depending on the type of student loan. Student loans may include a deferment period, during which customers are not required to make payments while enrolled in school at least half time as determined by the school. This period begins on the date the loan is first disbursed and ends six to nine months (depending on loan type) after the customer ceases to be enrolled in school at least half time. As part of the loan approval process, all of our student loans, except for bar study, residency and private consolidation loans, are certified by and disbursed through the school to ensure students do not borrow more than the cost of attendance less other financial aid.
We market our student loans through digital channels, direct mail, email, radio and television. We also work with schools to create awareness of our products with students and their families. Students can apply for our student loans online, by telephone or by mail, and we have dedicated staff within our call centers to service student loans. We invite applicants who qualify to apply with a creditworthy cosigner, which may improve the likelihood of loan approval and a lower interest rate.
Personal Loans
Our personal loans are primarily intended to help customers consolidate existing debt, although they can be used for other reasons. These loans are unsecured with fixed interest rates, terms and payments, and have zero origination fees. The repayment period for personal loans is three to seven years and there is no prepayment penalty for repaying any portion of a personal loan balance prior to the scheduled maturity date. Customers may be subject to other charges, including late fees when a customer has not made a minimum payment by the contractual due date.
We generally market personal loans through direct mail, digital channels and email. Prospective applicants can obtain information regarding Discover Personal Loans online or by telephone and have the ability to apply online, by telephone or through the mail.
Home Equity Loans
Our home equity loans are intended for multiple purposes, including mortgage refinance, debt consolidation, home improvement and other major expenses. These loans are closed-end, secured loans with fixed interest rates, terms and payments. These loans are secured by a first or second lien on a customer’s home and require monthly payment over a 10 to 30 year term. Customers may elect to make larger than minimum payments without being subject to a prepayment penalty, although certain third-party costs may be required to be reimbursed by the customer if the loan is repaid in full within three years. Customers may also be subject to additional charges, including late fees and returned payment charges.
We market home equity loans through a mix of direct mail, digital channels and email. Prospective applicants can obtain information and apply online or by telephone.
Deposits
We obtain deposits from consumers directly or through affinity relationships (“direct-to-consumer deposits”). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers (“brokered deposits”). Our direct-to-consumer deposit products include online savings accounts, certificates of deposit, money market accounts, Individual Retirement Arrangement certificates of deposit and checking accounts, while our brokered deposit products include certificates of deposit and sweep accounts. All of our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. We do not pay interest on checking account balances and instead offer cashback rewards for certain debit card purchases. Certificates of deposit are offered on a range of tenors from three months through ten years with interest rates that are fixed for the full period. There are minimum balance requirements to open certificates of deposit and penalties for early withdrawals. Money market accounts are transactional accounts with minimum balance requirements. Money market accounts and savings accounts have limitations on withdrawal frequency, as required by law, and interest rates on these accounts are subject to change at any time. Fees apply to some transactions and availability of funds varies based on product and method of funding.
We market our direct-to-consumer deposit products through the use of radio, print materials, direct mail, affinity arrangements with third parties and digital channels. Customers can generally apply for deposit accounts online or by telephone. Checking account applications can only be initiated online. For more information regarding our deposit products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Sources — Deposits.”

Payment Services
Set forth below are descriptions of PULSE, Diners Club and our Network Partners business, which provides, among other services, payment transaction processing and settlement services.
PULSE
Our PULSE network is one of the nation’s leading debit/ATM networks. PULSE links cardholders served by approximately 4,100 financial institutions to ATMs and POS terminals located throughout the United States, including cardholders at financial institutions with which PULSE has direct relationships and through agreements PULSE has with other debit networks. PULSE also provides cash access at approximately 2.1 million ATMs in 134 countries.
PULSE’s primary source of revenue is transaction fees charged for switching and settling ATM and debit transactions initiated through the use of debit cards issued by participating financial institutions. In addition, PULSE offers a variety of optional products and services that produce income for the network, including signature debit transaction processing, debit card fraud detection and risk mitigation services, and connections to other regional and national electronic funds transfer networks.
When a financial institution joins the PULSE network, debit cards issued by that institution are eligible to be used at all of the ATMs and POS debit terminals that participate in the PULSE network, and the PULSE mark can be used on that institution’s debit cards and ATMs. In addition, financial institution participants may sponsor merchants, direct processors and independent sales organizations to participate in the PULSE POS and ATM debit service. A participating financial institution assumes liability for transactions initiated through the use of debit cards issued by that institution, as well as for ensuring compliance with PULSE’s operating rules and policies applicable to that institution’s debit cards, ATMs and, if applicable, sponsored merchants, direct processors and independent sales organizations.
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
Diners Club
Our Diners Club business maintains an acceptance network in more than 190 countries and territories through its relationships with over 120 licensees, which are generally financial institutions. We do not directly issue Diners Club cards to consumers, but grant our licensees the right to issue Diners Club branded cards and/or provide card acceptance services. Our licensees pay us royalties for the right to use the Diners Club brand, which is our primary source of Diners Club revenues. We also earn revenue from providing various support services to our Diners Club licensees, including processing and settlement of cross-border transactions. We also provide a centralized service center and internet services to our licensees.
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

The following chart* shows an example of a Network Partners transaction cycle:
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
Account Acquisition (New Customers)
We acquire new credit card customers through direct mail, internet, media advertising, merchant or partner relationships, or through unsolicited individual applications. We also acquire new student loan, personal loan and home equity loan customers through similar channels. In all cases we have a rigorous process for screening applicants.
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
We reevaluate our collection efforts, and consider the implementation of other techniques, as a customer becomes increasingly delinquent. We limit our exposure to delinquencies through controls within our process for authorizing transactions and credit limits and criteria-based account suspension and revocation. In situations involving customers with financial difficulties, we may enter into arrangements to extend or otherwise change payment schedules, lower interest rates and/or waive fees to aid customers in returning to current status on their obligations to us. For more information see Note 4: Loan Receivables to our consolidated financial statements.
Marketing
In addition to working with our credit risk management personnel on account acquisition and portfolio management, our marketing group provides other key functions, including product development, management of our Cashback Bonus and other rewards programs, protection product management, and brand and advertising management.
Product Development
In order to attract and retain customers and merchants, we continue to develop new programs, features and benefits and market them through a variety of channels, including television, radio, mail, telephone and digital. Marketing efforts may promote no annual fee, Cashback Bonus, FICO Credit Score for free, Freeze it, Social Security Number Alerts, New Account Alerts, balance transfer offers and other rewards programs. Through the development of a large prospect database, use of credit bureau data and use of a customer contact strategy and management system, we continuously develop our modeling and customer engagement capabilities, which helps optimize product, pricing and channel selection.
Rewards / Cashback Bonus
Our cardmembers use several card products, all with no annual fee, that allow them to earn their rewards based on how they want to use credit, which can be redeemed in any amount at any time, in general as set forth below.

•	Discover it card offers 5% Cashback Bonus in categories that change each quarter up to a quarterly maximum (signing up is required) and 1% Cashback Bonus on all other purchases.

•	Discover it Chrome card offers 2% Cashback Bonus at gas stations and restaurants on up to $1,000 in combined purchases each quarter and 1% Cashback Bonus on all other purchases.

•	Discover it Miles card offers 1.5 miles for every dollar spent on purchases.

•
Discover it Secured card offers the same reward features as the Discover it Chrome card. Customers provide a security deposit as collateral for the credit card account. Starting at eight months after the account opening,

Discover reviews the account to determine if the security deposit can be refunded to the customer and they graduate to an unsecured line of credit.

•
Discover More card offers 5% Cashback Bonus in categories that change each quarter up to a quarterly maximum (signing up is required). Customers earn .25% Cashback Bonus on their first $3,000 on all other annual purchases and on all warehouse purchases, and 1% Cashback Bonus on purchases over $3,000.

•	Discover it Business card offers 1.5% Cashback Bonus on all purchases.
Protection Products
We currently sell an identity theft protection product, and we service and maintain existing enrollments of the payment and wallet protection products detailed below for our credit card customers.

•
Identity Theft Protection. The most comprehensive identity theft monitoring product includes an initial credit report, credit bureau report monitoring at the three major credit bureaus, prompt alerts to key changes to credit bureau files that help customers spot possible identity theft quickly, internet surveillance to monitor multiple credit and debit card numbers and social security numbers on suspicious websites, identity theft insurance of $1,000,000 to cover certain out-of-pocket expenses due to identity theft, and access to knowledgeable professionals who can help resolve issues.

•
Payment Protection. This product allows customers to suspend their minimum payments due for up to two years, depending on the qualifying event and product level, when certain qualifying life events occur. While on benefit, customers have no minimum monthly payment, and are not charged interest, late fees or the fees for the product. This product covers a variety of different events, such as unemployment, disability, natural disasters or other life events, such as marriage or birth of a child. Depending on the product level and availability under state laws, outstanding balances up to $10,000 or $25,000, are cancelled in the event of death.

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
Customer Service
Our credit card customers have the option to manage their accounts online via Discover.com, through Discover Mobile applications and by calling our U.S.-based customer service personnel. Our digital solutions offer a range of benefits, which may include:

•	Access to overall credit health tools such as Credit Scorecard, Freeze it, Social Security Number Alerts and New Account Alerts;

•	Customer service via multiple communication channels, including messaging, chat and 24/7 customer service by telephone; and

•	Proactive notifications via email, text messaging and in-app messaging for monitoring transaction activity and account security.
Our student loan, personal loan, home equity loan and deposit product customers can utilize our online account services to manage their accounts and to use interactive tools and calculators.

Processing Services
Our processing services cover four functional areas: card personalization, print/mail, remittance processing and document processing. Card personalization is responsible for the mailing of credit and debit cards for new accounts, replacements and reissues. Print/mail specializes in statement and letter printing and mailing. Remittance processing handles account payments and check processing. Document processing handles hard-copy forms, including new account applications.
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
Each credit and debit card transaction is subject to screening, authorization and approval through externally developed and proprietary POS decision systems and each transaction for a deposit account is subject to screening and approval through a dynamic transaction evaluation and scoring methodology. We use a variety of techniques that help identify and halt fraudulent transactions, including adaptive models, rules-based decision-making logic, report analysis, data integrity checks and manual account reviews. We manage accounts identified by the fraud detection system through technology that integrates fraud prevention and customer service. Strategies are subject to regular review and enhancement to enable us to respond quickly to changing conditions as well as to protect our customers and our business from emerging fraud activity.
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
Discover Network operates systems and processes that seek to ensure data integrity, prevent fraud and ensure compliance with our operating regulations. Our systems evaluate incoming transaction activity to identify abnormalities that require investigation and fraud mitigation. Designated Discover Network personnel are responsible for validating compliance with our operating regulations and law, including enforcing our data security standards and prohibitions against illegal or otherwise unacceptable activities. Discover Network is a founding and current member of the Payment Card Industry Security Standards Council, LLC (the “Council”) and is working to expand the adoption of the Council’s security standards globally for merchants and service providers that store, transmit or process cardholder data.

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
Competition
We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms and payment networks on the basis of a number of factors, including brand, reputation, customer service, product and service offerings, incentives, pricing and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase, Capital One and Citi) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include cash rewards, conservative portfolio management and strong customer service. Competition based on rewards and other card features and benefits continues to be strong. Our student loan product competes for customers with Sallie Mae and Wells Fargo, as well as other lenders that offer private student loans. Our personal loan product competes for customers primarily with Wells Fargo, Citi and non-traditional lenders, including financial technology firms and peer to peer lenders. Our home equity loan product faces competition primarily from traditional branch lending institutions, credit unions and other home equity installment lenders, as well as providers of cash-out refinance loans and home equity lines of credit.
Although our student and personal loan receivables have increased, our credit card receivables continue to represent a majority of our receivables. The credit card business is highly competitive. Some of our competitors offer a wider variety of financial products than we do, which may currently position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors enjoy greater financial resources, diversification and scale than we do, and are therefore able to invest more in initiatives and technology to attract and retain customers, such as advertising, targeted marketing, account acquisitions and pricing offerings in interest rates, annual fees, reward programs and low-priced balance transfer programs. In addition, some of our competitors have assets such as branch locations and co-brand relationships that may help them compete more effectively. Another competitive factor in the credit card business is the increasing use of debit cards as an alternative to credit cards for purchases.
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
In our payment services business, we compete with other networks for volume and to attract network partners to issue credit, debit and prepaid cards on the Discover, PULSE and Diners Club networks. We generally compete on the basis of customization of services and various pricing strategies, including incentives and rebates. We also compete on the basis of issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality, customer perception of service quality, brand image, reputation and market share. The Diners Club and Discover networks’ primary competitors are Visa, MasterCard and American Express, and PULSE’s network competitors include Visa’s Interlink, MasterCard’s Maestro and First Data’s STAR. American Express is a particularly strong competitor to Diners Club as both cards target international business travelers. As the payments industry continues to evolve, we are also facing increasing competition from financial technology firms and alternative payment solutions, which leverage new technologies and a customer’s existing deposit and credit card accounts and bank relationships to create payment or other fee-based solutions.
In our direct-to-consumer deposits business, we have acquisition and servicing capabilities similar to other large direct banks, including Ally, American Express, Barclays, Capital One (360), Goldman Sachs, Synchrony and USAA. We compete with traditional banks and credit unions that source deposits through branch locations and direct channels. We seek to differentiate our deposit product offerings on the basis of brand reputation, digital experience, customer service and value.
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
Employees
As of December 31, 2018, we employed approximately 16,600 individuals.
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
Transparency
We seek to provide transparency of exposures and outcomes, which is core to our risk culture. We provide this risk transparency through our risk committee structure and standardized processes for escalating issues and reporting. This is accomplished at several levels within the organization, including quarterly meetings held by our Risk Committee and quarterly reports to the Risk Oversight Committee and Audit Committee, as well as regular reporting to our Risk subcommittees commensurate with the needs of our businesses. Further, our CRO is a member of the Company’s Executive Committee.
Enterprise Risk Management Governance Structure
Our governance structure is based on the principle that each line of business is responsible for managing risks inherent in its business with appropriate oversight from our senior management and Board of Directors. Various committees are in place to oversee the management of risks across our Company. We seek to apply operating principles consistently to each committee. These operating principles are detailed in committee charters, which are approved by the Risk Committee. Our banking subsidiaries have their own risk governance, compliance, auditing and other requirements. Our risk governance framework is implemented such that bank-level risk governance requirements are satisfied as well.
Board of Directors
Our Board of Directors (i) approves certain risk management policies, (ii) approves our capital targets and goals, (iii) approves our risk appetite framework, (iv) monitors our strategic plan, (v) appoints our CRO and other risk governance function leaders, as appropriate, (vi) receives reports on any exceptions to the Enterprise Risk Management policy and (vii) receives and reviews regulatory examination reports. The Board of Directors receives reports from the Audit Committee and Risk Oversight Committee on risk management matters and from the Compensation and Leadership Development Committee on risks associated with compensation and leadership development.
Risk Oversight Committee of our Board of Directors
Our Risk Oversight Committee is responsible for overseeing our risk management policies and the operations of our enterprise-wide risk management framework and our capital planning, liquidity risk management and resolution planning activities. The Committee is responsible for (i) approving and periodically reviewing our risk management policies, (ii) overseeing the operation of our policies and procedures for establishing our risk management governance, risk management procedures and risk-control infrastructure, (iii) overseeing the operation of processes and systems for implementing and monitoring compliance with such policies and procedures, (iv) reviewing and making recommendations to the Board of Directors, as appropriate, regarding the Company’s risk management framework, key risk management policies and the Company’s risk appetite and tolerance, (v) receiving and reviewing regular reports from our CRO on risk management deficiencies and emerging risks, the status of and changes to risk exposures, policies, procedures and practices, and the steps management has taken to monitor and control risk exposures, (vi) receiving reports on compliance with our risk appetite and limit structure and risk management policies, procedures and controls, (vii) overseeing capital planning, liquidity risk management and resolution planning related activities, and (viii) sharing information, liaising and meeting in joint session with the Audit Committee (which it may do through the Chairs of the Committees) as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
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
Compensation and Leadership Development Committee of our Board of Directors
Our Compensation and Leadership Development Committee is responsible for overseeing risk management associated with the Company’s compensation and leadership development practices. The Committee receives reporting regarding the Company’s compensation practices and evaluates whether these practices encourage excessive risk-taking. As a part of its reviews, the Committee considers input from our CRO and takes into account risk outcomes. The Compensation and Leadership Development Committee receives reporting regarding talent management practices and evaluates risks associated with leadership development and succession planning.
Risk Committee
Our Risk Committee is an executive management-level committee that establishes a comprehensive enterprise risk management program, which includes (i) providing a regular forum for representatives of our different functional groups to identify and discuss key risk issues and to recommend to senior management actions that should be taken to manage the level of risk taken by the business lines, (ii) establishing and overseeing an enterprise-wide approach to risk management through the development of our Enterprise Risk Management Policy and the associated oversight framework for the identification, measurement, monitoring, management and reporting of enterprise risk, (iii) communicating our risk appetite and philosophy, including establishing limits and thresholds for managing enterprise-wide risks, and (iv) reviewing, on a periodic basis, our aggregate enterprise-wide risk exposures and the effectiveness of risk identification, measurement, monitoring, management and reporting policies and procedures, and related controls within the lines of business.
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
Corporate Risk Management
The CRM department is led by the CRO and supports business units by providing objective oversight of our risk profile to help ensure that risks are managed, aggregated and reported to our Risk Committee, our Risk Oversight Committee and our Audit Committee. The CRM department participates in our Risk Committee and sub-committee meetings to provide an enterprise-wide perspective on risk, governance matters, policies and risk thresholds. The CRM department is comprised of operational, consumer credit, counterparty credit, and market and liquidity risk oversight functions. In addition, the CRM department has enterprise risk management, corporate compliance, third-party risk management, model risk management, information security and risk and insurance management frameworks to manage potential risk that might arise within these respective areas.
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
Risk Categories
We are exposed to a broad set of risks in the course of our business activities due to both internal and external factors, which we segment into six major risk categories. The first five are defined to be broadly consistent with guidance published by the Federal Reserve and the Basel Committee on Banking Supervision (“BCBS”): credit, market, liquidity, operational, compliance and legal risk. We recognize the sixth, strategic risk, as a separate risk category. We evaluate the potential impact of a risk event on the Company by assessing the financial impact, the impact to our reputation, the legal and regulatory impact, and the client/customer impact. In addition, we have established various policies to help govern these risks.
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
Compliance Risk
Compliance risk is the operational risk of legal or regulatory sanctions, financial loss or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to us. Compliance risk exposures are actively and primarily managed by our business units in conjunction with our compliance department. Our compliance program governs the management of compliance risk. Our Risk Committee and Compliance Committee oversee our compliance program.
Legal Risk
Legal risk arises from the potential that unenforceable contracts, lawsuits or adverse judgments can disrupt or otherwise negatively affect our operations or condition. These risks are inherent in all of our businesses. Legal risk exposures are actively and primarily managed by our business units in conjunction with our law department. Our Risk Committee and Compliance Committee oversee our legal risk management. Specifically, the law department is responsible for providing advice, interpreting and identifying developments regarding laws, regulations, regulatory guidance and litigation, and setting standards for communicating relevant changes to corporate compliance, the business and internal audit. The law department also identifies and communicates legal risk associated with new products and business practices.

Strategic Risk
Strategic risk is the risk that our strategies and the execution of those strategies do not produce the desired outcome, resulting in a negative impact on our enterprise value. This risk can be driven by internal and external factors, including (i) our business model, market position, selection of strategies and execution of those strategies and (ii) competitor strategies, emergence of new competitors, emergence of new technologies, changing consumer preferences or other market factors.
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
Risk exposures identified through these three approaches are consolidated to create a comprehensive risk inventory. This inventory is leveraged by a number of processes within the Company including stress scenario design and stress testing, capital planning, risk appetite setting and risk modeling. The risk inventory is reviewed and approved at least annually by the Risk Committee while the sub-committees review the risks mapped to the relevant risk categories for transparency and comprehensive coverage of risk exposures.
Risk Measurement
Our risk measurement process seeks to ensure that the identified risk exposures are appropriately assessed. Risk measurement techniques appropriate to the risk category, including econometric modeling, statistical analysis, peer benchmarking and qualitative assessments, are employed to measure our material risk exposures.
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
Risk Management
We have policies and a defined governance structure in place to manage risks. In the event of a risk exposure exceeding established thresholds, management determines appropriate response actions. Responses, which may be taken by the Board of Directors, the Risk Oversight Committee, the Audit Committee, the Risk Committee, sub-committees or the CRO, or business units, may include (i) actions to directly mitigate or resolve risk, (ii) actions to terminate any activities resulting in an undesired or unintended risk position, or (iii) actions to prevent, avoid, modify, share or accept a risk position (or activity prior to its occurrence).
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
Risk Management Review of Compensation
We believe in a pay for performance philosophy, which considers performance across the Company, business segments and individual performance, as appropriate, as well as the long-term interests of our shareholders and the safety and soundness of the Company. We design compensation to be competitive relative to our peers to attract, retain and motivate our employees. In addition to being competitive in the markets in which we compete for talent and encouraging employees to achieve objectives set out by our management, our compensation programs are designed to balance an appropriate mix of compensation components to align the interests of employees with the long-term interests of shareholders and the safety and soundness of the Company.
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
Risk Appetite and Strategic Limit Structure
Risk appetite is defined as the aggregate level and the type of risks we are willing to accept or avoid in order to achieve our strategic objectives. Risk appetite expressions are consistent with the Company’s aspirations, mission statement and core values, and also serve as tools to preclude business activities that could have a negative impact on our reputation.
Our risk appetite statement consists of both quantitative limits and qualitative expressions to recognize a range of possible outcomes and set boundaries for proactive management of risks. Limits focus on achieving business performance and earnings objectives, and on maintaining capital and franchise resiliency under stress conditions featuring combined impacts of macroeconomic and idiosyncratic shocks. These limits and expressions are revised at least annually or as warranted by changes in business strategy, risk profile and external environment.
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
The Dodd-Frank Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) amended the Dodd-Frank Act by raising the asset size thresholds for certain enhanced prudential standards. Under the amended statute, the Federal Reserve is authorized to impose certain enhanced prudential standards on bank holding companies with total assets of at least $100 billion, including Discover, only after issuing a new regulation or order based on a risk-based determination. The Federal Reserve and other federal banking agencies issued proposals on October 31, 2018, to tailor existing regulations in accordance with the EGRRCPA. The proposals were open for public comment until January 22, 2019. The timing and substance of any final rules is currently unknown.
On February 5, 2019, the Federal Reserve announced that certain less complex firms subject to Comprehensive Capital Analysis and Review (“CCAR”), generally those with total consolidated assets between $100 billion and $250 billion, have been provided relief from certain components of the Federal Reserve’s capital planning and stress testing framework for the 2019 stress test cycle. The Federal Reserve issued a temporary order granting Discover relief from the regulatory requirements related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle and provided Discover a one-year extension of the requirement to submit a capital plan to the Federal Reserve until April 5, 2020. Additionally, Discover is not required to participate in the 2019 CCAR process. Notwithstanding this relief, Discover is still required to prepare a capital plan to be approved by its Board of Directors, containing planned capital distributions for the period from July 1, 2019 to June 30, 2020. Under the terms of the Federal Reserve’s order, Discover’s capital distributions during this period will be limited based on a formula that is largely based on results from the Federal Reserve’s 2018 supervisory stress test. The Federal Reserve will continue to review Discover’s capital planning and risk management practices through the regular supervisory process and has stated that it will propose a final rule to address these matters for the 2020 stress test cycle and beyond. It is currently anticipated based on the Federal Reserve’s public statements and its proposed rule issued on October 31, 2018, as discussed above, that Discover will be required to submit a capital plan to the Federal Reserve and participate in supervisory stress tests as part of the 2020 stress test cycle.
Regulatory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.” See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover. Regulatory developments could also influence our strategies, impact the value of our assets, or otherwise adversely affect our businesses. For more information regarding the regulatory environment and developments under the Dodd-Frank Act, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” and “Risk Factors.”
Capital, Dividends and Share Repurchases
We, Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed “well-capitalized” for other regulatory purposes. We and our subsidiary banks are each required to maintain Tier 1 and total capital equal to at least 6% and 8% of our total risk-weighted assets, respectively. We and our subsidiary banks are also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 4% and a common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%. Further, under the Federal Reserve’s annual capital plan requirements, Discover Financial Services is required to demonstrate that under stress scenarios we will maintain each of the minimum capital ratios on a pro-forma basis throughout the nine-quarter planning horizon.
In addition to the supervisory minimum levels of capital described above, Federal Reserve rules applicable to Discover Financial Services require maintenance of the following minimum capital ratios to be considered “well-capitalized” for certain purposes under Regulation Y (12 CFR 225): (i) a Tier 1 risk-based capital ratio of 6% and (ii) a total risk-based capital ratio of 10%. Our banking subsidiaries are required by the FDIC’s Prompt Corrective Action rules to maintain the following minimum capital ratios to be considered “well-capitalized”: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. At December 31, 2018, Discover Financial Services met all requirements to be deemed “well-capitalized” pursuant to the applicable regulations. For related information regarding our bank subsidiaries see “— FDIA” below.
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
Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and its CCAR program. In 2018, Discover was required to submit a capital plan to the Federal Reserve that included an assessment of our expected uses and sources of capital over a nine-quarter planning horizon. We submitted our capital plan to the Federal Reserve in April 2018 for the 2018 CCAR cycle and received notice in June 2018 that the Federal Reserve does not object to our proposed capital plan, including share repurchases and planned quarterly capital distributions through June 30, 2019. As described above, Discover has been notified that it is not required to participate in CCAR or submit to supervisory stress tests for the 2019 stress test cycle. However, Discover’s capital distributions for the period between July 1, 2019 and June 30, 2020 will be limited based on a formula that is largely based on results from the Federal Reserve’s 2018 supervisory stress test. The Federal Reserve has issued a proposed rule, and indicated that it will propose additional rule changes, that will substantially change the stress testing and capital planning requirements applicable to Discover for 2020 and beyond.
For more information, including additional conditions and limits on our ability to pay dividends and repurchase our stock, see “— Bank Holding Company Regulation,” “Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock” and “— We are a holding company and depend on payments from our subsidiaries,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” and Note 17: Capital Adequacy to our consolidated financial statements.
FDIA
The FDIA imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2018, Discover Bank and Bank of New Castle met all applicable requirements to be deemed “well-capitalized.”
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is less than “well-capitalized” is generally prohibited from paying an interest rate on deposits in excess of 75 basis points over the national market average. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” As of December 31, 2018, Discover Bank and Bank of New Castle each met the FDIC’s definition of a “well-capitalized” institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”

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
The FDIA subjects Discover Bank to deposit insurance assessments. Under the Dodd-Frank Act, in order to bolster the reserves of the Deposit Insurance Fund, the minimum reserve ratio set by the FDIC was increased to 1.35% and subsequently the FDIC set a reserve ratio of 2%. The Dodd-Frank Act removed the statutory cap for the reserve ratio, leaving the FDIC free to set a cap in the future. The FDIC also previously amended its deposit insurance regulations in ways that have raised Discover Bank’s cost of deposit insurance. Further increases may occur in the future.
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
Consumer Financial Services
The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the CARD Act, the Servicemembers Civil Relief Act, the Military Lending Act and the Dodd-Frank Act. These and other federal laws, among other things, prohibit unfair, deceptive and abusive trade practices, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide privacy protections, require safe and sound banking operations, restrict our ability to raise interest rates, protect customers serving in the military and their dependents and subject us to substantial regulatory oversight. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services.” State and, in some cases, local laws also may regulate in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections.
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
Payment Networks
We operate the Discover and PULSE networks, which deliver switching and settlement services to financial institutions and other program participants for a variety of ATM, POS and other electronic banking transactions. These operations are regulated by certain federal and state banking, privacy and data security laws. Moreover, the Discover and PULSE networks are subject to examination under the oversight of the Federal Financial Institutions Examination Council, an interagency body composed of the federal bank regulators and the National Credit Union Administration. In addition, as our payments business has expanded globally through Diners Club, we are subject to government regulation in countries in which our networks operate or our cards are used, either directly or indirectly through regulation affecting Diners Club network licensees. Changes in existing federal, state or international regulation could increase the cost or risk of providing network services, change the competitive environment, or otherwise materially adversely affect our operations. The legal environment regarding privacy and data security is particularly dynamic, and any unpermitted disclosure of confidential customer information could have a material adverse impact on our business, including loss of consumer confidence.
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
Money Laundering & Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to comply with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures, training and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by our anti-money laundering compliance and sanctions officer and undergoes an annual independent audit to assess its effectiveness. Our program is typically reviewed on an annual basis by federal banking regulators. In May 2015, Discover Financial Services entered into a written agreement with the Federal Reserve Bank of Chicago to resolve matters related to the Federal Reserve’s examination of Discover Financial Services’ anti-money laundering and related compliance programs. Discover Financial Services agreed to, among other things, enhance its anti-money laundering and related compliance programs. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.”
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
Executive Officers of the Registrant
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

Roger C. Hochschild	54	Chief Executive Officer and President

R. Mark Graf	54	Executive Vice President, Chief Financial Officer

Brian D. Hughes	51	Executive Vice President, Chief Risk Officer

Daniel P. Capozzi	47	Executive Vice President, President - Credit Operations and Decision Management

R. Andrew Eichfeld	49	Executive Vice President, Chief Human Resources and Administrative Officer

Julie A. Loeger	55	Executive Vice President, President - U.S. Cards

Carlos M. Minetti	56	Executive Vice President, President - Consumer Banking

Diane E. Offereins	61	Executive Vice President, President - Payment Services

Glenn P. Schneider	57	Executive Vice President, Chief Information Officer

David W. Nelms	58	Executive Officer

Kathryn McNamara Corley	59	Executive Vice President

Roger C. Hochschild is our Chief Executive Officer and President, a position he has held since October 2018. Mr. Hochschild was also elected to the Discover Board of Directors in August 2018. From 2004 to 2018, Mr. Hochschild served as President and Chief Operating Officer. Prior to that, he was Executive Vice President, Chief Administrative and Strategic Officer (2001 to 2004) and Executive Vice President, Chief Marketing Officer - Discover (1998 to 2001) of our former parent company Morgan Stanley. Mr. Hochschild holds a Bachelor’s degree in Economics from Georgetown University and an M.B.A. from the Amos Tuck School at Dartmouth College.
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
Brian D. Hughes is our Executive Vice President, Chief Risk Officer. He has held this role since December 2016 and been Chief Risk Officer since May 2016. Mr. Hughes is responsible for Corporate Risk Management, Model Risk Management, Information Security and Compliance, including the AML/BSA compliance program. Mr. Hughes joined Discover in 2012 as Senior Vice President and held leadership positions in Credit Risk Management, Deposit Products and Cardmember Marketing. Prior to joining us, Mr. Hughes held leadership roles at HSBC North America (2004-2012) and Booz & Co. (1993-2004). He holds a Bachelor’s degree in Electrical Engineering from the University of Illinois and an M.B.A. from the Booth School of Business at The University of Chicago.
Daniel P. Capozzi is our Executive Vice President, President - Credit Operations and Decision Management. He has held this role since October 2018 and previously served as Senior Vice President, Credit and Decision Management beginning in June 2017. Mr. Capozzi is responsible for Credit Risk Management, Loss Forecasting, Analytics, Decision Science and related functions. Since joining Discover in 2007, Mr. Capozzi has held leadership positions in the Deposits business and Corporate Finance. Prior to joining Discover, he held various leadership positions in Finance at Citi and Bank of America. Mr. Capozzi holds a Bachelor’s degree in Business Administration from Northeastern University.
R. Andrew Eichfeld is our Executive Vice President, Chief Human Resources and Administrative Officer. He has held this role since September 2018. Prior to joining Discover, Mr. Eichfeld was an independent advisor from 2017 to 2018 and held various positions at McKinsey & Company from 1995 to 2017, where he was elected a senior partner in 2009. Mr. Eichfeld holds a Bachelor’s degree in Government from Oberlin College, as well as a Master’s degree in Middle Eastern studies and an M.B.A. in Marketing, both from the University of Chicago.
Julie A. Loeger is our Executive Vice President, President - U.S. Cards. She has held this role since October 2018. She served as Executive Vice President, Chief Marketing Officer from December 2015 to October 2018 and was Senior Vice President, Chief Marketing Officer from April to December 2015. Ms. Loeger joined Discover in 1991 and has held leadership positions in many areas, including Rewards, Portfolio Marketing, Acquisition, Brand Management and Product Development. Prior to joining Discover, she held various marketing positions at Anheuser Busch, Inc. She holds a Bachelor’s of Business Administration degree in Finance from The University of Texas at San Antonio, an M.B.A. from Loyola University Chicago and attended the executive program at The Amos Tuck School at Dartmouth College.
Carlos M. Minetti is our Executive Vice President, President - Consumer Banking. He has held this role since February 2014. Previously, he served as Executive Vice President, President - Consumer Banking and Operations (2010 to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2007 to 2010), and Executive Vice President for Cardmember Services, and Chief Risk Officer (2001 to 2007). Prior to joining us, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor’s degree in Industrial Engineering from Texas A & M University and an M.B.A. from the Booth School of Business at The University of Chicago.
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
Glenn P. Schneider is our Executive Vice President, Chief Information Officer. He has held this role since January 2015. Previously, he served as Senior Vice President and Chief Information Officer (2008 to 2015), Senior Vice President, Application Development (2003 to 2008), and Vice President, Marketing Applications (1998 to 2003). Prior to joining us in 1993, Mr. Schneider worked for Kemper Financial Services as a Programmer. He holds a Bachelor’s degree in Economics/Computer Science with a minor in Statistics from Northern Illinois University.
David W. Nelms is an Executive Officer of the Company (formerly Chief Executive Officer from February 2004 to October 2018). Mr. Nelms also assumed the role of Chairman in January 2009, a position that he held until stepping down as Executive Chairman in December 2018. He served as President and Chief Operating Officer from 1998 to 2004. Prior to joining us, Mr. Nelms worked at MBNA America Bank from 1991 to 1998, most recently as Vice Chairman. Mr. Nelms holds a Bachelor’s degree in Mechanical Engineering from the University of Florida and an M.B.A. from Harvard Business School. Mr. Nelms is expected to retire from the Company in March 2019.
Kathryn McNamara Corley is an Executive Vice President of the Company (formerly Executive Vice President, General Counsel and Secretary from February 2008 to January 2019). Previously, she served as Senior Vice President, General Counsel and Secretary (1999 to 2008). Prior to becoming General Counsel, Ms. Corley was Managing Director for our former parent company Morgan Stanley’s global government and regulatory relations. Ms. Corley holds a Bachelor’s degree in Political Science from the University of Southern California and a J.D. and Honorary Doctors of Law degree from George Mason University. Ms. Corley is expected to retire from the Company in March 2019.

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
As a provider of consumer financial services, our business, results of operations and financial condition are subject to the United States and global economic environment. While the economy appears to be stable, we are experiencing the normalization of delinquency and charge-off rates and entering a period during which these rates increase to long-run levels as the supply of consumer credit grows. A customer’s ability and willingness to repay us can be negatively impacted by not only economic conditions but also a customer’s other payment obligations.
Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $8.8 billion for the year ended December 31, 2018, which was 83% of net revenues (defined as net interest income plus other income), compared to $7.9 billion for the year ended December 31, 2017, which was 80% of net revenues. Economic conditions combined with a competitive marketplace could result in slow loan growth, resulting in reduced revenue growth from our core direct banking business.
Financial regulatory developments have and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition.
The EGRRCPA was signed into law on May 24, 2018. The act generally redefined a Systemically Important Financial Institution (“SIFI”) as one with assets above $250 billion. As a result, Discover anticipates being released from the SIFI designation as the act is implemented, since our assets are below the statutory threshold. However, the applicability of various prudential standards, such as those related to capital, on Discover will be determined by how our prudential banking regulators implement the act.
Meanwhile, the portions of the Dodd-Frank Act unchanged by the EGRRCPA remain law, including provisions governing the practices and oversight of financial institutions and other firms that participate in financial markets. The Senate and regulatory agency leadership are expected to continue to support tailoring of the regulatory burden on large financial institutions, including Discover. Success in making further legislative changes to the Dodd-Frank Act remains uncertain due to the potentially divergent agendas of the House and Senate. Further, the outcome of supervisory and regulatory reform efforts at the federal banking agencies remains uncertain. Also, it is possible that regulatory reform measures may disproportionately benefit our competitors or not benefit Discover at all due to our size, structure or product offerings, among other things.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including the supervisory priorities and actions of the Federal Reserve, the FDIC and the CFPB, the actions of our competitors and other marketplace participants, as well as the behavior of consumers. Regulatory developments, findings and actions have, and could continue to, negatively impact our business strategies or require us to: limit, exit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For example, the Federal Reserve and the FDIC enforcement actions related to our anti-money laundering program have caused us to change our processes and incur significant expenses. For additional information regarding bank regulatory limitations on acquisitions and investments, see “Business — Supervision and Regulation — Acquisitions and Investments.” See also Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover. Regulatory developments could also influence our strategies, impact the value of our assets, or otherwise adversely affect our businesses.

Compliance expectations and expenditures have increased significantly for Discover and other financial services firms, and could continue to increase as regulators remain focused on controls and operational processes and we introduce new products or features or enter into new business arrangements. We may face additional compliance and regulatory risk to the extent that we enter into new business arrangements with third-party service providers, alternative payment providers, or other industry participants. The additional expense, time and resources needed to comply with ongoing or additional regulatory requirements may adversely impact our business and results of operations.
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
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms, on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing, e-wallet participation and other terms. Competition in credit cards is also based on merchant acceptance and the value provided to the customer by rewards programs. Many credit card issuers have instituted rewards programs that are similar to ours, and, in some cases, could be viewed as more attractive to customers than our programs. These competitive factors affect our ability to attract and retain customers, increase usage of our products and maximize the revenue generated by our products. In addition, because most domestically-issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. The competitive marketplace could result in slower loan growth, resulting in reduced revenue growth from our core direct banking business. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors’ actions, our financial condition, cash flows and results of operations could be materially adversely affected.
We incur considerable cost in competing with other consumer financial services providers, and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results.
We incur considerable cost in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of this cost relates to marketing expenditures and rewards programs. Since 2013 our rewards rate, which represents rewards cost divided by Discover Card sales volume, has increased from less than 1% to 1.30% in 2018. We expect the competitive intensity in the rewards space to continue, which could result in a continued increase in the rewards rate. Our consumer financial services products compete primarily on the basis of pricing, terms and service. Because of the highly competitive nature of the credit card-issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card.
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
Furthermore, many of our competitors are larger than we are, have greater financial resources than we do, have more breadth in consumer banking products, have lower funding costs than we have and expect to have, and have assets, such as branch locations and co-brand relationships, that may be appealing to certain customers. For example, larger credit card issuers, which have greater resources than we do, may be better positioned to fund appealing rewards, marketing and advertising programs. We may be at a competitive disadvantage as a result of the greater financial resources, diversification and scale of many of our competitors.
Our costs directly affect our earnings results. Many factors can influence the amount of our costs, as well as how quickly it may increase. Our ongoing investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses and establish scalable operations, increase our cost. In addition, as our business develops, changes or expands, additional cost can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the acquisition of new businesses. If we are unable to successfully manage our cost, our financial results will be negatively affected.
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
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract network partners and our ability to maintain or grow revenues from our proprietary network. In addition, competitors’ settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. Competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies have adversely affected and are expected to continue to adversely affect our PULSE network’s business practices, network transaction volume, revenue and prospects for future growth, and entry into new product markets. Visa has entered into arrangements with some merchants and acquirers that have, and are expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act’s network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s business practices and may materially adversely affect its network transaction volume and revenue. PULSE has a pending lawsuit against Visa with respect to these competitive concerns. PULSE’s transaction processing revenue was $178 million and $167 million for the years ended December 31, 2018 and 2017, respectively.
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

In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to retain and attract network partners and maintain or increase the revenues generated by our proprietary card-issuing business or our PULSE business may be materially adversely affected. Additionally, competitors may develop data security solutions, which as a consequence of the competitors’ market power, we may be forced to use. In which case, our business may be adversely affected as they may be better positioned to absorb the costs over higher volumes or a larger customer base.
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
Our international network business depends upon the cooperation, support and continuous operation of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network. As is the case for other card payment networks, our Diners Club network does not issue cards or determine the terms and conditions of cards issued by the network licensees. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected due to the potential deterioration in customer relationships and related demand that could result. If one or more licensees were to experience a significant impairment of their business or were to cease doing business for economic, regulatory or other reasons, we would face the adverse effects of business interruption in a particular market, including loss of volume, acceptance and revenue, and exposure to potential reputational risk. If such conditions arise in the future, we may deploy resources and incur expenses in order to sustain network acceptance. Additionally, interruption of network licensee relationships could have an adverse effect on the acceptance of Discover cards when they are used on the Diners Club network outside of North America.
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
The long-term success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations and expenses of our student loan portfolio, as well as grow student loan originations. Our student loan strategy is also impacted by external factors such as the overall economic environment, a competitive marketplace and a challenging regulatory environment for private student loans and student loans generally. For more information on the regulatory environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services” and Note 19: Litigation and Regulatory Matters to our consolidated financial statements. Economic weakness, government and regulatory focus on higher education costs, student lending and student loan servicing, as well as competitive factors, such as competition from non-traditional lenders such as financial technology firms, may present challenges to managing and growing our private student loan business in the future, and could cause us to restructure our private student loan products in ways that we may not currently anticipate. In addition, changes that adversely affect the private student loan market generally may negatively impact the profitability and growth of our student loan portfolio.
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
To the extent we pay the purchase price of any strategic acquisition or investment in cash, it may have an adverse effect on our financial condition; similarly, if the purchase price is paid with our stock, it may be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment or settlement of those liabilities may have an adverse effect on our financial condition.
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
We seek to grow our loan receivables while maintaining quality credit performance. Our success depends on our ability to manage our credit risk while attracting new customers with profitable usage patterns. We select our customers, manage their accounts and establish terms and credit limits using externally developed and proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging customers to use their available credit. The models and approaches we use may not accurately predict future charge-offs due to, among other things, inaccurate assumptions. While we continually seek to improve our assumptions and models, we may make modifications that unintentionally cause them to be less predictive or we may incorrectly interpret the data produced by these models in setting our credit policies.
Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict. At December 31, 2018 and 2017, $1.2 billion, or 1.27%, and $987 million, or 1.17%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). While the U.S. economy appears to be stable, we are experiencing the normalization of delinquency and charge-off rates and entering a period during which these rates increase to long-run levels as the supply of consumer credit grows. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our allowance for loan losses will be sufficient to cover actual losses.
A customer’s ability and willingness to repay us can be negatively impacted by increases in their payment obligations to other lenders and by restricted availability of credit to consumers generally. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. In addition, we may fail to quickly identify customers who are likely to default on their payment obligations and reduce our exposure by closing credit lines and restricting authorizations, which could adversely impact our financial condition and results of operations. Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, as well as inadequate collections staffing, resources, techniques and models.
We continue to expand our marketing of our non-credit card consumer lending products. A customer’s ability and willingness to repay personal loans, private student loans and home equity loans may be more significantly impacted than other consumer loans by other debts or increases in their payment obligations to other lenders. Additionally, a customer’s ability to repay personal loans, private student loans and home equity loans may be significantly impaired by the unavailability of consumer credit generally. There can be no assurance that we will be able to grow these products in accordance with our strategies, manage our credit and other risks associated with these products, or generate sufficient revenue to cover our expenses in these markets. Our failure to manage our credit and other risks may materially adversely affect our profitability and our ability to grow these products, limiting our ability to further diversify our business.
Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially adversely impact our business operations and overall financial condition.
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits, and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $15.9 billion as of December 31, 2018, compared to $13.6 billion as of December 31, 2017. Our total contingent liquidity sources amounted to $52.9 billion as of December 31, 2018, compared to $48.7 billion as of December 31, 2017. As of December 31, 2018, our total contingent liquidity sources consisted of $15.9 billion in our liquidity portfolio, $31.5 billion in incremental Federal Reserve discount window capacity, and $5.5 billion of undrawn capacity in private securitizations.
In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements, and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the volatility experienced in the capital and credit markets during the financial crisis of 2007, may limit our ability to repay or replace maturing liabilities in a timely manner. As such, we may be forced to delay the acquisition of additional funding or be forced to issue or raise funding at undesirable terms and/or costs, which could decrease profitability and significantly reduce financial flexibility. Regulations such as the liquidity coverage ratio, which requires firms to hold a minimum level of high-quality assets, may increase the cost of funding and impact funding availability and are described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.
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
We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $44.7 billion in deposits acquired directly or through affinity relationships and $23.1 billion in deposits originated through securities brokerage firms as of December 31, 2018, compared to $39.4 billion and $19.4 billion, respectively, as of December 31, 2017. Competition from other financial services firms that use deposit funding, the rates and services we offer on our deposit products, and our ability to maintain a high level of customer experience may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, such as: perceptions about our financial strength or quality of deposit servicing or online banking generally, which could reduce the number of consumers choosing to place deposits with us; third parties continuing or entering into affinity relationships with us; disruptions in technology services or the internet, generally; or third-party securities brokerage firms continuing to offer our deposit products.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The FDIA in certain circumstances prohibits insured banks, such as our subsidiary Discover Bank, from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 17: Capital Adequacy to our consolidated financial statements for more information. While Discover Bank met the FDIC’s definition of “well-capitalized” as of December 31, 2018, and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as a significant source of funding as well as for contingent liquidity. Our average level of credit card securitized borrowings from third parties was $16.0 billion and $16.1 billion for the years ended December 31, 2018 and 2017, respectively. There can be no assurance that there will not be future disruptions in the credit card securitization market similar to those experienced during the financial crisis. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to confirm the ratings of asset-backed securities issued by our trusts at the time of a new issuance of securities, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we may securitize our credit card receivables in the future include the overall credit quality of our receivables, the costs of securitizing our receivables, the demand for credit card asset-backed securities, and the legal, regulatory, accounting and tax requirements governing securitization transactions and asset-backed securities, generally. For example, the implementation of the Basel Committee on Banking Supervision’s revised securitization framework for banks by the member countries by the beginning of 2019 could negatively impact the pricing and/or volume of our asset-backed securities issuances. A prolonged inability to securitize our credit card receivables, or an increase in the costs of such issuances, may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
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
We must effectively manage the risks of the investments in our liquidity investment portfolio, which is comprised of cash and cash equivalents and high-quality liquid investments. The value of our investments may be adversely affected by market fluctuations including changes in interest rates, prices, prepayment rates, credit risk premiums and overall market liquidity. Also, investments backed by collateral could be adversely impacted by changes in the value of the underlying collateral. In addition, economic conditions may cause certain of the obligors, counterparties and underlying collateral on our investments to incur losses of their own or default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, thereby increasing our credit risk exposure to these investments. These risks could result in a decrease in the value of our investments, which could negatively impact our financial condition. These risks could also restrict our access to funding. While the securities in our investment portfolio are currently limited to obligations of high-quality sovereign and government-sponsored issuers, we may choose to expand the range of our investments over time, which may result in greater fluctuations in market value. While we expect these investments to be readily convertible into cash and do not believe they present a material increase to our risk profile or will have a material impact on our risk-based capital ratios, they are subject to certain market fluctuations that may reduce the ability to fully convert them into cash.
Changes in the level of interest rates could materially adversely affect our earnings.
Changes in interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. External factors may cause interest rates to increase. Tighter Federal Reserve monetary policy and rising interest rates would increase the cost of borrowing for consumers, businesses and governments. Higher interest rates could negatively impact Discover’s customers as total debt service payments would increase, impede Discover’s ability to grow its consumer lending businesses, and increase the cost of our funding, which would put Discover at a disadvantage as compared to competitors that have less expensive funding sources.
Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest, and we are not able to increase the rate on those loans to offset any higher cost of funds, which could materially reduce earnings. At the same time, our variable rate loan receivables, most of which are based on the prime rate, may not change at the same rate as our floating-rate borrowings or may be subject to a cap, subjecting us to basis risk. The majority of our floating-rate borrowings and interest rate derivatives are generally based on the one-month London Interbank Offered Rate

(“LIBOR”). If the one-month LIBOR rate were to increase without a corresponding increase in the prime rate, our earnings would be negatively impacted. While the majority of our existing certificates of deposit bear interest at fixed rates that do not fluctuate with market benchmarks, we may use derivative instruments to hedge the fixed rates associated with some of these certificates of deposit. However, the costs of new deposits fluctuate with interest rates. Moreover, although certificates of deposit we issue directly to consumers are subject to early withdrawal penalties, these penalties may not fully mitigate early withdrawal behavior in a rising interest rate environment. Additionally, on July 27, 2017, the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain LIBOR after 2021. Potential replacements for LIBOR are emerging; however, the transition process is still ongoing and the outcome is still uncertain.
Interest rates may also adversely impact our delinquency and charge-off rates. Many consumer lending products bear interest rates that fluctuate with certain base lending rates published in the market, such as the prime rate and LIBOR. As a result, higher interest rates often lead to higher payment requirements by consumers under obligations to us and other lenders, most of which may reduce their ability to remain current on their obligations to us and thereby lead to loan delinquencies and additions to our loan loss provision, which could materially adversely affect our earnings.
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
In the year ended December 31, 2018, we increased our quarterly common stock dividend to $0.40 per share and repurchased approximately 8% of our outstanding common stock under our share repurchase program. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon regulatory limitations imposed by the Federal Reserve, and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases.” Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period, no dividend may be declared or paid on or set aside for payment on our common stock. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
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
Despite our efforts to ensure the integrity of our systems through our information security and business continuity programs, we may not be able to anticipate or to implement effective preventive measures against all known and unknown security threats, attacks or breaches or events of these types, especially because the techniques used change frequently and are becoming increasingly more sophisticated or are not recognized until launched or vulnerabilities in software or hardware are unknown or are unable to be entirely addressed even after becoming known, and because:

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
We are subject to increasing risk related to information and data security as we increase acceptance of the Discover card internationally, expand our suite of online direct banking products, enhance our mobile payment technologies, acquire new or outsource some of our business operations, expand our internal usage of web-based products and applications, and otherwise attempt to keep pace with rapid technological changes in the financial services industry. Our efforts to mitigate this risk increase our expenses. While we continue to invest in our information security defenses (including cybersecurity defenses), if our security systems or those of third parties are penetrated or circumvented such that the confidentiality, integrity or availability of information about us, our customers, transactions processed on our networks or on third-party networks on our behalf or third parties with which we do business is compromised, we could be subject to significant liability that may not be covered by insurance, including significant legal and financial exposure, actions by our regulators, damage to our reputation, or a loss of confidence in the security of our systems, products and services that could materially adversely affect our business. For additional information on risks in this area, see the risk factors below regarding fraudulent activity, the introduction of new products and services, the use of third parties for outsourcing, technology generally, and laws and regulations addressing consumer privacy and data use and security.
If we cannot remain organizationally effective, we will be unable to address the opportunities and challenges presented by our strategy and the increasingly dynamic and competitive economic and regulatory environment.
To remain organizationally effective, we must effectively empower, integrate and deploy our management and operational resources and incorporate global and local business, regulatory and consumer perspectives into our decisions and processes. In order to execute on our objective to be the leading consumer bank and payments partner, we must develop and implement innovative and efficient technology solutions and marketing initiatives while effectively managing legal, regulatory, compliance, security, operational and other risks as well as expenses. Examples include the implementation of a broader rollout of our checking product and a structure for a more competitive global network business. If we fail to develop and implement these solutions, we may be unable to expand quickly and the results of our expansion may be unsatisfactory. In addition, if we are unable to make decisions quickly, assess our opportunities and risks, execute our strategy, and implement new governance, managerial and organizational processes as needed in this increasingly dynamic and competitive economic and regulatory environment, our financial condition, results of operations, relationships with our business partners, banking regulators, customers and shareholders, and ultimately our prospects for achieving our long-term strategies, may be negatively impacted.
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
Discover card transaction dollar volume was concentrated among our top 100 merchants in 2018, with our largest merchant accounting for approximately 5% of that transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2018, with our largest merchant accounting for approximately 20% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand, and could cause customer attrition. In addition, some of our merchants, primarily our remaining small- and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
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
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to increase for the financial services industry in general. We incurred fraud losses and other charges of $83 million and $89 million for the years ended December 31, 2018 and 2017, respectively. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our resources, customer authentication methods and fraud prevention tools may be insufficient to accurately predict or prevent fraud. Additionally, our risk of fraud continues to increase as third parties that handle confidential consumer information suffer security breaches, acceptance of the Discover card grows internationally and we expand our direct banking business and introduce new products and features. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our deposit accounts, cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.

The financial services and payment services industries are rapidly evolving, and we may be unsuccessful in introducing new products or services on a large scale in response to these changes.
Technological changes continue to significantly impact the financial services and payment services industries, such as continuing development of technologies in the areas of smart cards, radio frequency and proximity payment devices, electronic wallets, mobile commerce, data analytics, machine learning and artificial intelligence, among others. For example, we may be unsuccessful in deploying new technologies to strengthen our credit underwriting capabilities, marketing efforts, enhance customer service, drive efficiencies in back-office functions or reduce fraud. The increasingly competitive mobile, e-wallet and tokenization spaces are expected to continue to bring risks and opportunities to both our card-issuing and payments businesses.
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
We depend on third-party service providers for many aspects of the operation of our business. For example, we depend on third parties for software and systems development, the timely transmission of information across our data transportation network, and for other telecommunications, processing, remittance, technology-related and other services in connection with our direct banking and payment services businesses. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels, security requirements or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers, or subjecting us to litigation and regulatory risk for poor vendor oversight. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could have a materially adverse effect on our reputation, revenues and/or our results of operations.
We rely on technology to deliver services. If key technology platforms become obsolete, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue or results of operations could be materially adversely affected.
Our ability to deliver services to our customers and run our business in compliance with applicable laws and regulations may be affected by the functionality of our technology systems. The implementation of technology changes as well as patches and upgrades to maintain current and integrated systems may result in compliance issues and may, at least temporarily, cause disruptions to our business, including, but not limited to, systems interruptions, transaction processing errors and system conversion delays, all of which could have a negative impact on us. In addition, our transaction processing systems and other operational systems may encounter service interruptions at any time due to system or software failure, natural disaster or other reasons. Such services could be disrupted at any of our primary or back-up facilities or our other owned or leased facilities. Third parties to whom we outsource the maintenance and development of certain technological functionality may experience errors or disruptions that could adversely impact us and over which we may have limited control. In addition, there is no assurance that we will be able to sustain our investment in new technology to avoid obsolescence of critical systems and applications. A failure to maintain current technology, systems and facilities or to control third-party risk, could cause disruptions in the operation of our business, which could materially adversely affect our transaction volumes, revenues, reputation and/or our results of operations.
Our success is dependent, in part, upon our executive officers and other key employees. If we are unable to recruit, retain and motivate key officers and employees to drive our business, our business could be materially adversely affected.
Our success depends, in large part, on our ability to recruit, retain and motivate key officers and employees to manage and grow our business. Our senior management team has significant industry experience and would be difficult to replace. We believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel or it may be expensive to do so. We may be subject to restrictions under future legislation or regulation limiting executive compensation. For example, the federal banking agencies have previously issued proposed rulemaking on incentive compensation practices for certain employees at banking organizations, including executives, and may issue additional rules relating to such activities in the future. These requirements could negatively impact our ability to compete with other companies in attracting, hiring and retaining key personnel and offer incentives that motivate our key personnel to perform and may require us to extensively restructure certain of our existing incentive compensation practices. Additionally, the market for individuals with skills in fields such as technology, analytics and payments is increasingly competitive and we may not be able to attract and retain persons with the desired skill set or experience. If we are unable to recruit, retain and motivate key personnel to manage and grow our business well, our business could be materially adversely affected.
Merchant defaults may adversely affect our business, financial condition, cash flows and results of operations.
As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. For the years ended December 31, 2018 and 2017 losses related to merchant chargebacks were not material.
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
We must comply with an array of banking, consumer lending, and payment services laws and regulations in all of the jurisdictions in which we operate as described more fully in “Business — Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” Regulatory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “Business — Supervision and Regulation — Acquisitions and Investments.” See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover and the second risk factor in this section regarding the regulatory environment for the businesses in which we engage.
In addition, we are subject to inquiries and enforcement actions from states’ attorney general offices and regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. We also are subject to the requirements of entities that set and interpret the accounting standards (such as the FASB, the SEC, banking regulators and our independent registered public accounting firm), which may add new requirements or change their interpretations on how standards should be applied. In June 2016, the FASB issued new guidance that will require lenders to adopt the current expected credit loss (“CECL”) approach to evaluate impairment of loans and financial instruments. The CECL approach requires evaluation of credit impairment based on an estimate of life of loan losses whereas rules currently in effect require utilization of incurred losses. We are required to put the CECL standard in place for the 2020 fiscal year. See Note 1: Background and Basis of Presentation — Recently Issued Accounting Pronouncements to our consolidated financial statements for more information on the new standard and its potential impact on our financial condition and results of operations. This and other guidance not yet issued could potentially have a material impact on business lines, as well as how we record and report our financial condition and results of operations, and could have an impact on regulatory capital.
Failure to comply with laws, regulations and standards could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and fines, (as described further below). Failure to comply with anti-corruption and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Specifically, we are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and other laws, that prohibit the making or offering of improper payments.
Legislative, regulatory and tax code changes could impact the profitability of our business activities, alter consumer behavior in ways we did not anticipate, require us to limit or change our business practices or our product offerings, or expose us to additional costs (including increased compliance costs). Significant changes in laws and regulations may have a more adverse effect on our results of operations than on the results of our competitors or may disproportionately benefit our competitors.
Current and proposed laws and regulations addressing consumer privacy and data use and security could affect the competitiveness of our products and increase our costs.
Legal or regulatory pronouncements relating to consumer privacy, data use and security affect our business. We are subject to a number of laws concerning consumer privacy and data use and security such as the European Union’s General Data Privacy Regulation and the California Consumer Privacy Act. Due to recent consumer data compromise events in the United States, which resulted in unauthorized access to millions of customers’ data, these areas continue to be a focus of the executive administration, Congress, state legislators and attorneys general and other regulators. Developments in this area, such as new laws, regulations, regulatory guidance, litigation or enforcement actions, could result in new or different requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. See the discussion on recent security developments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” for more information. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information or the failure to provide timely notification of a disclosure, could result in litigation, fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.
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
We have eight principal properties located in seven states in the United States. We own four principal properties, which include our corporate headquarters, two call centers and a processing center, and we lease four principal properties, which include two call centers, our PULSE headquarters and an office supporting our student loan business. The call centers, processing center and student loan office largely support our Direct Banking segment; the PULSE headquarters is used by our Payment Services segment; and our corporate headquarters is used by both our Direct Banking and Payment Services segments. Each of our call centers and our processing center are operating at and being utilized to a reasonable capacity. We believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have eleven leased offices located outside the United States, which include eight offices that support our Payment Services segment, two offices that support our Direct Banking segment and one office that supports business activities in both segments.

Item 3.	Legal Proceedings
For a description of legal proceedings, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.

Item 4.	Mine Safety Disclosures
None.

Part II.

Part II | Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (ticker symbol DFS). The approximate number of record holders of our common stock as of February 15, 2019 was 46,343.
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
October 1-31, 2018
Repurchase program(1)	2,272,952	$75.07	2,272,952	$2,429,638,265
Employee transactions(2)	752	$76.53	N/A	N/A
November 1-30, 2018
Repurchase program(1)	2,152,488	$69.89	2,152,488	$2,279,209,552
Employee transactions(2)	2,443	$69.93	N/A	N/A
December 1-31, 2018
Repurchase program(1)	2,192,483	$63.37	2,192,483	$2,140,279,796
Employee transactions(2)	90,738	$59.08	N/A	N/A

Total
Repurchase program(1)	6,617,923	$69.51	6,617,923	$2,140,279,796
Employee transactions(2)	93,933	$59.50	N/A	N/A

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

Stock Performance Graph
The following graph compares the cumulative total stockholder return of our common stock, the S&P 500 Financials Index and the S&P 500 Index for the period from December 31, 2013 through December 31, 2018. The graph assumes an initial investment of $100 on December 31, 2013. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

	December 31,
	2013	2014	2015	2016	2017	2018
Discover Financial Services	$100.00	$118.92	$99.24	$136.39	$148.54	$116.18
S&P 500 Financials Index	$100.00	$115.18	$113.38	$139.17	$169.98	$147.82
S&P 500 Index	$100.00	$113.68	$115.24	$129.02	$157.17	$150.27

Item 6.	Selected Financial Data
The following table presents our selected financial data and operating statistics. The statement of income data for the years ended December 31, 2018, 2017 and 2016, and the statement of financial condition data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of income data for the years ended December 31, 2015 and 2014, and the statement of financial condition data as of December 31, 2016, 2015, and 2014 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.

Discover Financial Services
Selected Financial Data

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share amounts)
Statement of Income Data
Interest income	$10,893	$9,648	$8,616	$7,945	$7,596
Interest expense	2,139	1,648	1,398	1,263	1,134
Net interest income	8,754	8,000	7,218	6,682	6,462
Other income	1,955	1,897	1,881	2,057	2,015
Revenue net of interest expense	10,709	9,897	9,099	8,739	8,477
Provision for loan losses	3,035	2,579	1,859	1,512	1,443
Other expense	4,077	3,781	3,584	3,615	3,340
Income before income tax expense	3,597	3,537	3,656	3,612	3,694
Income tax expense	855	1,438	1,263	1,315	1,371
Net income	$2,742	$2,099	$2,393	$2,297	$2,323
Net income allocated to common stockholders	$2,689	$2,031	$2,339	$2,246	$2,270
Statement of Financial Condition Data (as of)
Loan receivables	$90,512	$84,248	$77,254	$72,385	$69,969
Total assets	$109,553	$100,087	$92,308	$86,799	$82,998
Total stockholders’ equity	$11,130	$10,892	$11,323	$11,275	$11,134
Allowance for loan losses	$3,041	$2,621	$2,167	$1,869	$1,746
Long-term borrowings	$27,228	$26,326	$25,443	$24,650	$22,477
Per Share of Common Stock
Basic EPS from continuing operations	$7.81	$5.43	$5.77	$5.14	$4.91
Diluted EPS from continuing operations	$7.79	$5.42	$5.77	$5.13	$4.90
Weighted-average shares outstanding	344	374	405	437	462
Weighted-average shares outstanding (fully diluted)	345	374	406	437	463
Dividends declared per share of common stock	$1.50	$1.30	$1.16	$1.08	$0.92
Common stock dividend payout ratio	19.21%	23.94%	20.10%	21.01%	18.73%
Ratios
Return on average total equity	25%	19%	21%	21%	21%
Return on average assets	3%	2%	3%	3%	3%
Average stockholders’ equity to average total assets	11%	12%	13%	14%	14%

Selected Financial Data (continued)

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in millions)
Selected Statistics
Total Loan Receivables
Loan receivables	$90,512	$84,248	$77,254	$72,385	$69,969
Average loan receivables	$85,256	$78,525	$72,280	$69,061	$65,853
Interest yield	12.39%	12.06%	11.78%	11.40%	11.40%
Net principal charge-off rate	3.06%	2.70%	2.16%	2.01%	2.04%
Delinquency rate (over 30 days)	2.31%	2.20%	1.97%	1.67%	1.66%
Delinquency rate (over 90 days)	1.08%	0.99%	0.87%	0.76%	0.78%
Credit Card Loans
Credit card loan receivables	$72,876	$67,291	$61,522	$57,896	$56,128
Average credit card loan receivables	$67,953	$62,079	$57,238	$54,846	$52,600
Interest yield	13.00%	12.74%	12.50%	12.08%	12.09%
Net principal charge-off rate	3.26%	2.91%	2.34%	2.22%	2.27%
Delinquency rate (over 30 days)	2.43%	2.28%	2.04%	1.72%	1.73%
Delinquency rate (over 90 days)	1.22%	1.12%	0.97%	0.85%	0.85%
Personal Loans
Personal loan receivables	$7,454	$7,374	$6,481	$5,490	$5,007
Average personal loan receivables	$7,423	$7,020	$5,895	$5,245	$4,592
Interest yield	12.60%	12.25%	12.19%	12.04%	12.36%
Net principal charge-off rate	4.15%	3.30%	2.55%	2.15%	2.04%
Delinquency rate (over 30 days)	1.60%	1.40%	1.12%	0.89%	0.79%
Delinquency rate (over 90 days)	0.47%	0.41%	0.29%	0.27%	0.22%
Private Student Loans (excluding PCI)
Private student loan receivables	$7,728	$7,076	$6,393	$5,647	$4,850
Average private student loan receivables	$7,441	$6,764	$6,042	$5,272	$4,450
Interest yield	8.25%	7.72%	7.35%	7.16%	7.02%
Net principal charge-off rate	1.14%	1.21%	1.10%	1.07%	1.29%
Delinquency rate (over 30 days)	2.00%	2.35%	2.22%	1.91%	1.80%
Delinquency rate (over 90 days)	0.49%	0.47%	0.55%	0.43%	0.52%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2018 and 2017 and for years ended December 31, 2018, 2017 and 2016.
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
2018 Highlights

•	Net income was $2.7 billion, or $7.79 per diluted share, compared to $2.1 billion, or $5.42 per diluted share, in the prior year.

•	Total loans grew $6.3 billion, or 7%, from the prior year to $90.5 billion.

•	Credit card loans grew $5.6 billion, or 8%, from the prior year to $72.9 billion.

•	The total net charge-off rate increased 36 basis points from the prior year to 3.06%.

•
The net charge-off rate for credit card loans increased 35 basis points from the prior year to 3.26% and the delinquency rate for credit card loans over 30 days past due increased 15 basis points to 2.43%.

•	Direct-to-consumer deposits grew $5.3 billion, or 13%, from the prior year to $44.7 billion.

•	Payment Services transaction volume for the segment was $232.6 billion, up 15% from the prior year.
Prior Year Highlights

•	Net income was $2.1 billion and $2.4 billion, or $5.42 and $5.77 per diluted share in 2017 and 2016, respectively.

•	Total loans grew $7.0 billion in 2017, or 9%, from 2016 to $84.2 billion.

•	Credit card loans grew $5.8 billion in 2017, or 9%, from 2016 to $67.3 billion.

•	The total net charge-off rate increased 54 basis points in 2017 from 2016 to 2.70%.

•
The net charge-off rate for credit card loans increased 57 basis points in 2017 from 2016 to 2.91% and the delinquency rate for credit card loans over 30 days past due increased 24 basis points to 2.28%.

•	Direct-to-consumer deposits grew $3.4 billion in 2017, or 9%, from 2016 to $39.4 billion.

•	Payment Services transaction volume for the segment was $202.9 billion in 2017, up 12% from 2016.

•	During 2017, the effective tax rate increased 6.2 percentage points, primarily driven by a one-time adjustment of $179 million as a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”).
Outlook
We continue to focus on disciplined capital deployment through profitable organic loan growth and execution of our capital plan. Our marketing strategy remains focused on expanding wallet share with existing customers and adding new accounts to achieve continued loan growth in 2019.
Total expenses are expected to increase in 2019 as we continue to invest in business growth and technology, including the deployment of advanced analytics and automation. We expect the rewards rate to modestly increase in 2019 largely resulting from the ongoing shift in product mix to the Discover it platform.
The total net charge-off rate in 2019 is expected to increase in comparison to the prior year and we expect to add to the loan loss reserve due to the seasoning of continued loan growth and supply-driven credit normalization. We expect net interest margin in 2019 to remain relatively flat.
In our payments segment, we will continue to pursue new ways to drive volume growth in a competitive environment. We continue to leverage our network to support our card-issuing business.
Regulatory Environment and Developments
Federal banking regulators continue to propose and implement new regulations and supervisory guidance, including under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and modify their examination and enforcement priorities. The Dodd-Frank Act created a framework for regulation of large systemically significant financial firms, including Discover, through a variety of measures, including increased capital and liquidity requirements and limits on leverage and enhanced supervisory authority. The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including supervisory priorities and actions, our actions, those of our competitors and other marketplace participants, and the behavior of consumers.
On May 24, 2018, the President signed into law a package of legislative reforms titled the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), which are intended to promote economic growth, provide tailored regulatory relief for smaller and less complex financial institutions, and enhance consumer protections. Among other provisions, the new law raises the asset threshold for automatically designating a bank holding company as “systemically important” from $50 billion to $250 billion. The new law became effective immediately for bank holding companies with assets less than $100 billion and will become effective 18 months from its enactment for banks with assets of $100 billion or more. Upon effectiveness of the new law, bank holding companies with assets less than $250 billion will no longer automatically be subject to regulatory requirements that establish enhanced prudential standards pursuant to the Dodd-Frank Act. However, the extent of relief afforded to Discover under the law will depend on how it is implemented. On October 31, 2018, the Federal Reserve and other federal banking regulators issued proposals to tailor the existing regulatory requirements related to capital, liquidity and enhanced prudential standards to an institution’s risk and complexity profile for banking institutions with total assets of $100 billion or more. The timing and substance of any final rules are currently unknown. On February 5, 2019, the Federal Reserve announced that certain less complex firms subject to Comprehensive Capital Analysis and Review (“CCAR”), generally those with total consolidated assets between $100 billion and $250 billion, have been provided relief from certain components of the Federal Reserve’s capital planning and stress testing framework for the 2019 stress test cycle. The Federal Reserve issued a temporary order granting Discover relief from the regulatory requirements related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle and provided Discover a one-year extension of the requirement to submit a capital plan to the Federal Reserve until April 5, 2020. Additionally, Discover is not required to participate in the 2019 CCAR process. For more information, see “Business — Supervision and Regulation — Bank Holding Company Regulation.”
Another provision contained in the EGRRCPA authorizes the Social Security Administration to modernize the process in which it verifies information to help financial institutions detect and prevent the unauthorized use of Social Security numbers to open fraudulent accounts. While improvements to processes and procedures are underway, the timing and impact is uncertain.
Policymakers at the federal and state levels are increasingly focused on measures to enhance data security and data breach incident response requirements as a result of growing cybersecurity threats and the number of incidents involving unauthorized access to consumer information. Furthermore, regulations and legislation at various levels of government have been proposed to create data privacy standards. For example, the California Consumer Privacy Act (“CCPA”) creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA goes into effect on January 1, 2020. While it is too early to know their full impact, these developments could ultimately result in the imposition of requirements on Discover and other providers of consumer financial services or networks that could increase costs or otherwise adversely affect our businesses.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including supervisory priorities and actions, our actions, actions of our competitors and other marketplace participants, and the behavior of consumers. For more information on how the regulatory environment, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our business see “Risk Factors — Current Economic and Regulatory Environment”. For more information on recent matters affecting us, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.
Consumer Financial Services
The Consumer Financial Protection Bureau (the “CFPB”) regulates consumer financial products and services, as well as certain financial services providers, including Discover. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over designated financial services providers, including Discover. The CFPB’s regulatory authority includes the exercise of rulemaking, supervision and enforcement powers with respect to “unfair, deceptive or abusive acts or practices” and consumer access to fair, transparent and competitive financial products and services. Historically, the CFPB’s policy priorities focused on several financial products of the type we offer (e.g. credit cards and student loans).
On December 6, 2018, a new director of the CFPB was confirmed. The new director has indicated that her initial priorities include ensuring that the CFPB is fair and transparent in taking actions to empower consumers and provides certainty for market participants, including through the use of cost-benefit analysis and rulemaking processes. Previously, the CFPB issued formal requests for information on various topics, which are expected to continue. Despite the changes in the CFPB’s leadership, the CFPB is required by statute to undertake certain actions such as its bi-annual review of the consumer credit card market.
There continues to be legislative and regulatory focus on the private student loan market, including by some state legislatures and state attorneys general. Recent areas of focus have included servicing, payments and collection practices, which have resulted in an increase in supervisory examinations of Discover related to private student loans. Legislative focus on student loans has resulted in the enactment of student loan servicing laws in several states, and consideration of new licensing, servicing, reporting and regulatory oversight requirements for student loan servicers. Such legislation, regulation or guidance may increase the complexity and expense of servicing student loans and impact the entire student loan market, which could cause us to change our private student loan products or servicing practices in ways that we may not currently anticipate.
Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected, and is expected to continue to adversely affect, our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing and technology development strategies in order to assess their impact on our business and on competition in the marketplace. Following an inquiry by the U.S. Department of Justice into some of these competitor pricing strategies, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns. The Court granted summary judgment in favor of Visa on August 31, 2018. PULSE filed an appeal on January 17, 2019. Visa also faces ongoing merchant litigation as it relates to the underlying anticompetitive behavior that is the subject of PULSE’s case against Visa. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affects PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.

Banking
Capital
Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 1, 2015 under final rules issued by the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) to implement the provisions under the Basel Committee’s December 2010 framework (referred to as “Basel III”). The final capital rules ("Basel III rules") require minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer (“CCB”) above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by at least 2.5%. The new CCB requirement became effective January 2016; however, the buffer threshold amounts have been subject to a gradual phase-in period. The full 2.5% buffer requirement is fully phased-in as of January 2019. A banking organization is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, taking into account the applicable CCB thresholds. Based on our current capital composition and levels and business plans, we are and expect to continue to be in compliance with the requirements for the foreseeable future. For additional information, see "— Liquidity and Capital Resources — Capital."
On April 10, 2018, the Federal Reserve issued a notice of proposed rulemaking that would significantly revise the regulatory capital and stress testing frameworks for mid-sized bank holding companies such as Discover Financial Services by, among other things, imposing new “stress buffer” requirements and revising certain assumptions used in supervisory stress tests. The proposal is intended to make regulatory capital requirements more forward-looking, risk-sensitive and firm-specific by linking them to the annual CCAR stress testing and capital plan review process. The timing and substance of any final rulemaking is uncertain at this time.
On December 21, 2018, federal banking agencies adopted a joint final rule that will, among other things, give bank holding companies and banks, including Discover and its bank subsidiaries, the option to phase in the regulatory capital impacts of implementing the current expected credit loss ("CECL") approach over a three-year transition period. Recognition would be on a straight-line basis (i.e., 25% in year one, 50% in year two, 75% in year three and 100% thereafter). The final rule will become effective on April 1, 2019, although public companies such as Discover are not required to implement CECL until 2020. Separately on December 21, 2018, the Federal Reserve announced that it will not incorporate CECL into its supervisory stress tests until at least 2022 to reduce uncertainty, allow for better capital planning at affected firms and allow the Federal Reserve to gather additional information on the impact of CECL. The Federal Reserve will still require banking institutions subject to Dodd-Frank Act company-run stress test requirements to incorporate CECL into their internal stress testing processes beginning in 2020. For more information on CECL and how it may affect Discover, see Note 1: Background and Basis of Presentation to our consolidated financial statements.
Liquidity
We are currently subject to the U.S. liquidity coverage ratio rule issued by federal banking regulators. This quantitative requirement is designed to promote the short-term resilience of the liquidity risk profile of large and internationally active banking organizations in the United States. The rule requires covered banks to maintain an amount of high-quality liquid assets sufficient to cover projected net cash outflows during a prospective 30-day calendar period under an acute, hypothetical liquidity stress scenario. Given our current asset size, we are subject to a modified liquidity coverage ratio requirement, which requires a lower level of high-quality liquid assets to meet the minimum ratio requirement due to adjustments to the net cash outflow amount. The Federal Reserve issued a proposal on October 31, 2018 that would exempt bank holding companies with less than $250 billion in assets and less than $75 billion in certain other exposures from the liquidity coverage ratio rule. The timing and substance of any final rulemaking is unknown.

Results of Operations
The discussion below provides a summary of our results of operations for the year ended December 31, 2018 compared to our results of operations for the year ended December 31, 2017 and year ended December 31, 2016. The discussion also provides information about our loan receivables as of December 31, 2018 compared to December 31, 2017 and December 31, 2016.
Segments
We manage our business activities in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 22: Segment Disclosures to our consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Direct Banking
Interest income
Credit card	$8,835	$7,907	$7,155
Private student loans	614	523	444
PCI student loans	139	159	185
Personal loans	935	860	719
Other	369	199	113
Total interest income	10,892	9,648	8,616
Interest expense	2,139	1,648	1,398
Net interest income	8,753	8,000	7,218
Provision for loan losses	3,035	2,586	1,858
Other income	1,645	1,607	1,611
Other expense	3,918	3,629	3,422
Income before income tax expense	3,445	3,392	3,549
Payment Services
Net interest income	1	—	—
Provision for loan losses	—	(7)	1
Other income	310	290	270
Other expense	159	152	162
Income before income tax expense	152	145	107
Total income before income tax expense	$3,597	$3,537	$3,656

The following table presents information on transaction volume (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Network Transaction Volume
PULSE Network	$179,792	$157,128	$138,003
Network Partners	18,948	14,213	13,833
Diners Club(1)	33,877	31,544	28,601
Total Payment Services	232,617	202,885	180,437
Discover Network—Proprietary(2)	143,865	133,044	126,144
Total Volume	$376,482	$335,929	$306,581
Transactions Processed on Networks
Discover Network	2,469	2,240	2,125
PULSE Network	4,364	3,856	3,456
Total	6,833	6,096	5,581
Credit Card Volume
Discover Card Volume(3)	$152,826	$141,858	$132,324
Discover Card Sales Volume(4)	$139,031	$128,806	$121,423

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
For the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
Our Direct Banking segment reported pretax income of $3.4 billion for the years ended December 31, 2018 and 2017.
Net interest income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily driven by loan growth and higher yields on credit card loans, partially offset by higher funding costs. Interest income increased over the prior year due to continued loan growth and yield expansion resulting from prime rate increases. Interest expense increased during the year primarily due to higher market rates and a larger funding base.
For the year ended December 31, 2018, the provision for loan loss dollars increased as compared to the year ended December 31, 2017 primarily due to higher levels of net charge-offs, partially offset by a lower reserve build. For a detailed discussion on provision for loan losses, see “— Loan Quality — Provision and Allowance for Loan Losses.”
Total other income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to higher discount and interchange revenue and loan fee income. The increase in discount and interchange revenue is partially offset by higher rewards, both of which were primarily the result of higher sales volume. Loan fee income increased primarily as the result of an increase in late fees due to a higher number of delinquent accounts.
Total other expense increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to higher employee compensation and benefits, marketing and business development costs, other expenses and information processing and communications. Employee compensation and benefits increased due to additional headcount for business growth and technological capabilities, as well as higher average salaries. The increase in marketing and business development costs was primarily due to higher acquisition costs and brand advertising targeting loan and deposit growth. The increase in other expense was largely driven by an increase in incentives supporting global merchant acceptance. Information processing and communications increased as the result of higher investments in infrastructure and analytic capabilities.

Discover card sales volume was $139.0 billion for the year ended December 31, 2018, which was an increase of 7.9% as compared to the year ended December 31, 2017. This volume growth was driven primarily by growth in active cardmembers.
For the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Our Direct Banking segment reported pretax income of $3.4 billion for the year ended December 31, 2017 as compared to $3.5 billion for the year ended December 31, 2016.
Net interest income increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily driven by loan growth and higher yields on credit card loans, partially offset by higher funding costs. The increase in credit card yields was primarily due to prime rate increases and a higher portion of revolving card receivables, partially offset by the portfolio mix and higher interest charge-offs. Interest income increased during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to loan growth and higher yields. Interest expense increased during the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to increased borrowings to fund asset growth, higher market rates and a change in funding mix.
For the year ended December 31, 2017, the provision for loan loss dollars increased as compared to the year ended December 31, 2016 due to higher levels of net charge-offs combined with a larger build of the allowance for loan losses as compared to 2016. For a detailed discussion on provision for loan losses, see “— Loan Quality — Provision and Allowance for Loan Losses.”
Total other income remained relatively flat for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Discount and interchange revenue remained flat for the year ended December 31, 2017 in comparison to the year ended December 31, 2016 with offsetting increases in gross discount and interchange revenue and rewards, both of which were primarily the result of higher sales volume. Loan fee income increased for the year ended December 31, 2017 as compared to the previous year primarily due to an increase in late fees.
Total other expense increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to an increase in employee compensation and benefits, professional fees, marketing and business development costs, offset by a decrease in information processing and communications. The increase in employee compensation and benefits was driven by the impact of additional headcount for regulatory and compliance needs and business growth, higher average salaries and a one-time special bonus for eligible employees in response to the TCJA in 2017. The increase in professional fees was driven primarily by investments in technology and infrastructure, offset by the completion of a look back project related to anti-money laundering remediation in 2016. The increase in marketing and business development was primarily the result of higher brand advertising and loan acquisition costs that contributed to loan growth. The decrease in information processing and communications was primarily the result of infrastructure efficiencies.
Discover card sales volume was $128.8 billion for the year ended December 31, 2017, which was an increase of 6.1% as compared to the year ended December 31, 2016. This volume growth was driven primarily by an increase in active cardmembers.
Payment Services
For the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
Our Payment Services segment reported pretax income of $152 million for the year ended December 31, 2018 as compared to pretax income of $145 million for the year ended December 31, 2017. The increase in segment pretax income was primarily due to higher other income driven by higher transaction volume across multiple channels.
Downturns in the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenue for the years ended December 31, 2018 and 2017.

For the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Our Payment Services segment reported pretax income of $145 million for the year ended December 31, 2017 as compared to pretax income of $107 million the year ended December 31, 2016. The increase in segment pretax income was primarily driven by an increase in transaction processing revenue due to higher POS transactions and lower expense.
Critical Accounting Estimates
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the evaluation of goodwill for potential impairment and the accrual of income taxes as critical accounting estimates.
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
If management used different assumptions in estimating incurred net loan losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management’s estimate of incurred net loan losses could have resulted in a change of approximately $304 million in the allowance for loan losses at December 31, 2018, with a corresponding change in the provision for loan losses. See “— Loan Quality” and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about our allowance for loan losses.
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

At December 31, 2018, we reported goodwill of $255 million associated with our PULSE network. The estimated fair value of the PULSE reporting unit was more than four times its carrying value as of October 1, 2018, and there are no present conditions that we believe would cause the fair value of this reporting unit to fall below its carrying value. However, competitive pressures leading to significant declines in revenue, significant increases in the cost of equity, deteriorating economic conditions, or other events adversely impacting the assumptions used by management in the valuation, could cause the fair value of the reporting unit or the associated goodwill to decline in the future, which could result in an impairment loss. At December 31, 2018, based on the annual impairment testing performed, there was no impairment identified. See Note 7: Goodwill and Intangible Assets to our consolidated financial statements for further details about goodwill and the related impairment testing.
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
Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2018 vs. 2017 Increase (Decrease)		2017 vs. 2016 Increase (Decrease)
	2018	2017	2016	$	%	$	%
Interest income	$10,893	$9,648	$8,616	$1,245	13%	$1,032	12%
Interest expense	2,139	1,648	1,398	491	30%	250	18%
Net interest income	8,754	8,000	7,218	754	9%	782	11%
Provision for loan losses	3,035	2,579	1,859	456	18%	720	39%
Net interest income after provision for loan losses	5,719	5,421	5,359	298	5%	62	1%
Other income	1,955	1,897	1,881	58	3%	16	1%
Other expense	4,077	3,781	3,584	296	8%	197	5%
Income before income tax expense	3,597	3,537	3,656	60	2%	(119)	(3)%
Income tax expense	855	1,438	1,263	(583)	(41)%	175	14%
Net income	$2,742	$2,099	$2,393	$643	31%	$(294)	(12)%

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

•	The credit performance of our loans, particularly with regard to charge-offs of finance charges, which reduce interest income;

•	The terms of long-term borrowings and certificates of deposit upon initial offering, including maturity and interest rate;

•	The interest rates necessary to attract and maintain direct-to-consumer deposits;

•	The level and composition of other interest-earning assets, including our liquidity portfolio and interest-bearing liabilities;

•
Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the Federal Funds rate, interest rate on excess reserves and London Interbank Offered Rate;

•	The effectiveness of interest rate swaps in our interest rate risk management program; and

•	The difference between the carrying amount and future cash flows expected to be collected on purchased credit-impaired (“PCI”) loans.
For the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
Net interest income increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily driven by loan growth and higher yields on credit card loans, partially offset by higher funding costs. Interest income increased over the prior year due to continued loan growth and yield expansion resulting from prime rate increases. Interest expense increased during the year primarily due to higher market rates and a larger funding base.
For the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Net interest income increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily driven by loan growth and higher yields on credit card loans, partially offset by higher funding costs. The increase in credit card yields was primarily due to prime rate increases and a higher portion of revolving card receivables, partially offset by the portfolio mix and higher interest charge-offs. Interest income increased during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to loan growth and higher yields. Interest expense increased during the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to increased borrowings to fund asset growth, higher market rates and a change in funding mix.

Average Balance Sheet Analysis (dollars in millions)

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Rate	Interest	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$14,494	1.93%	$280	$13,300	1.11%	$148	$10,806	0.52%	$56
Restricted cash	633	1.85%	12	625	0.97%	6	540	0.37%	2
Other short-term investments	—	—%	—	—	—%	—	518	0.86%	4
Investment securities	1,910	2.08%	40	1,667	1.60%	27	2,445	1.55%	38
Loan receivables(1)
Credit card(2)	67,953	13.00%	8,835	62,079	12.74%	7,907	57,238	12.50%	7,155
Personal loans	7,423	12.60%	936	7,020	12.25%	860	5,895	12.19%	719
Private student loans	7,441	8.25%	614	6,764	7.72%	522	6,042	7.35%	444
PCI student loans	1,846	7.54%	139	2,326	6.84%	159	2,841	6.51%	185
Other	593	6.28%	37	336	5.56%	19	264	5.01%	13
Total loan receivables	85,256	12.39%	10,561	78,525	12.06%	9,467	72,280	11.78%	8,516
Total interest-earning assets	102,293	10.65%	10,893	94,117	10.25%	9,648	86,589	9.95%	8,616
Allowance for loan losses	(2,776)			(2,335)			(1,938)
Other assets	4,324			4,189			4,349
Total assets	$103,841			$95,971			$89,000
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$31,236	2.22%	695	$27,123	1.91%	519	$24,833	1.77%	439
Money market deposits(4)	6,798	1.81%	123	6,799	1.29%	88	6,939	1.08%	75
Other interest-bearing savings deposits	23,886	1.76%	420	20,155	1.18%	239	16,725	1.04%	173
Total interest-bearing deposits(5)	61,920	2.00%	1,238	54,077	1.56%	846	48,497	1.42%	687
Borrowings
Short-term borrowings	2	2.07%	—	2	1.10%	—	2	0.63%	—
Securitized borrowings(3)(4)	16,218	2.67%	433	16,746	2.26%	379	16,784	2.06%	346
Other long-term borrowings(3)	10,231	4.57%	468	9,767	4.33%	423	8,430	4.32%	365
Total borrowings	26,451	3.41%	901	26,515	3.02%	802	25,216	2.82%	711
Total interest-bearing liabilities	88,371	2.42%	2,139	80,592	2.04%	1,648	73,713	1.90%	1,398
Other liabilities and stockholders’ equity	15,470			15,379			15,287
Total liabilities and stockholders’ equity	$103,841			$95,971			$89,000
Net interest income			$8,754			$8,000			$7,218
Net interest margin(6)		10.27%			10.19%			9.99%
Net yield on interest-earning assets(7)		8.56%			8.50%			8.34%
Interest rate spread(8)		8.23%			8.21%			8.05%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Interest income on credit card loans includes $241 million, $218 million and $193 million of amortization of balance transfer fees for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge. As of October 2018, the FDIC no longer assesses a Large Institution Surcharge.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1) (dollars in millions)

	Year Ended December 31, 2018 vs.			Year Ended December 31, 2017 vs.
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in net interest income due to changes in
Interest-earning assets
Cash and cash equivalents	$15	$117	$132	$16	$76	$92
Restricted cash	—	6	6	—	4	4
Other short-term investments	—	—	—	(2)	(2)	(4)
Investment securities	4	9	13	(12)	1	(11)
Loan receivables
Credit card	763	165	928	613	139	752
Personal loans	51	25	76	138	3	141
Private student loans	54	38	92	55	23	78
PCI student loans	(35)	15	(20)	(35)	9	(26)
Other	15	3	18	4	2	6
Total loan receivables	848	246	1,094	775	176	951
Total interest income	867	378	1,245	777	255	1,032
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	85	91	176	43	37	80
Money market deposits	—	35	35	(1)	14	13
Other interest-bearing savings deposits	49	132	181	40	26	66
Total interest-bearing deposits	134	258	392	82	77	159
Borrowings
Securitized borrowings	(13)	67	54	—	33	33
Other long-term borrowings	21	24	45	58	—	58
Total borrowings	8	91	99	58	33	91
Total interest expense	142	349	491	140	110	250
Net interest income	$725	$29	$754	$637	$145	$782

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the years ended December 31, 2018, 2017 and 2016 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	December 31,
	2018	2017	2016	2015	2014
Credit card loans	$72,876	$67,291	$61,522	$57,896	$56,128
Other loans
Personal loans	7,454	7,374	6,481	5,490	5,007
Private student loans	7,728	7,076	6,393	5,647	4,850
Mortgage loans held for sale(1)	—	—	—	—	122
Other	817	423	274	236	202
Total other loans	15,999	14,873	13,148	11,373	10,181
PCI loans(2)	1,637	2,084	2,584	3,116	3,660
Total loan receivables	90,512	84,248	77,254	72,385	69,969
Allowance for loan losses	(3,041)	(2,621)	(2,167)	(1,869)	(1,746)
Net loan receivables	$87,471	$81,627	$75,087	$70,516	$68,223

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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the year ended December 31, 2018, the provision for loan losses increased by $456 million, or 18%, as compared to the year ended December 31, 2017 primarily due to higher levels of net charge-offs, partially offset by a lower reserve build. For the year ended December 31, 2017, the provision for loan losses increased by $720 million, or 39%, as compared to the year ended December 31, 2016 primarily due to higher levels of net charge-offs combined with a larger build of the allowance for loan losses.
The allowance for loan losses was $3.0 billion at December 31, 2018, which reflects a $420 million reserve build over the amount of the allowance for loan losses at December 31, 2017. The reserve build, which related primarily to credit card loans, was because of seasoning of continued loan growth and supply-driven credit normalization, due to increasing consumer leverage.
The allowance for loan losses was $2.6 billion at December 31, 2017, which reflected a $454 million reserve build over the amount of the allowance for loan losses at December 31, 2016. The reserve build, which related primarily to credit card loans along with builds in personal and student loan reserves, was due to was due to seasoning of continued loan growth and increasing consumer leverage.
The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Year Ended December 31, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	2,594	345	95	1	3,035
Deductions
Charge-offs	(2,734)	(345)	(97)	(6)	(3,182)
Recoveries	521	37	12	—	570
Net charge-offs	(2,213)	(308)	(85)	(6)	(2,612)
Other(2)	—	—	(3)	—	(3)
Balance at end of period	$2,528	$338	$169	$6	$3,041

	For the Year Ended December 31, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	2,159	332	93	(5)	2,579
Deductions
Charge-offs	(2,263)	(258)	(94)	(3)	(2,618)
Recoveries	461	27	11	—	499
Net charge-offs	(1,802)	(231)	(83)	(3)	(2,119)
Other(2)	—	—	(6)	—	(6)
Balance at end of period	$2,147	$301	$162	$11	$2,621

	For the Year Ended December 31, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	1,579	196	82	2	1,859
Deductions
Charge-offs	(1,786)	(172)	(76)	—	(2,034)
Recoveries	443	21	9	—	473
Net charge-offs	(1,343)	(151)	(67)	—	(1,561)
Balance at end of period	$1,790	$200	$158	$19	$2,167

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Years Ended December 31,
	2018		2017		2016		2015		2014
	$	%	$	%	$	%	$	%	$	%
Credit card loans	$2,213	3.26%	$1,802	2.91%	$1,343	2.34%	$1,220	2.22%	$1,191	2.27%
Personal loans	$308	4.15%	$231	3.30%	$151	2.55%	$112	2.15%	$94	2.04%
Private student loans (excluding PCI(1))	$85	1.14%	$83	1.21%	$67	1.10%	$56	1.07%	$57	1.29%

(1)	See Note 4: Loan Receivables to our consolidated financial statements for information regarding the accounting for charge-offs on PCI loans.
The net charge-off rates on our credit card and personal loans increased by 35 and 85 basis points, respectively, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 as a result of seasoning of continued loan growth and supply-driven credit normalization. Net charge-offs on our private student loans remained relatively flat for the year ended December 31, 2018 as compared to the year ended December 31, 2017.
The net charge-off rates on our credit card, personal and private student loans increased by 57, 75 and 11 basis points, respectively, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of seasoning of continued loan growth and increasing consumer leverage.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	Years Ended December 31,
	2018		2017		2016		2015		2014
	$	%	$	%	$	%	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,772	2.43%	$1,532	2.28%	$1,252	2.04%	$995	1.72%	$971	1.73%
Personal loans	$119	1.60%	$103	1.40%	$74	1.12%	$49	0.89%	$40	0.79%
Private student loans (excluding PCI loans(1))	$155	2.00%	$167	2.35%	$141	2.22%	$108	1.91%	$87	1.80%

Loans 90 or more days delinquent
Credit card loans	$887	1.22%	$751	1.12%	$597	0.97%	$490	0.85%	$480	0.85%
Personal loans	$35	0.47%	$30	0.41%	$19	0.29%	$15	0.27%	$11	0.22%
Private student loans (excluding PCI loans(1))	$38	0.49%	$33	0.47%	$35	0.55%	$24	0.43%	$25	0.52%

Loans not accruing interest	$302	0.34%	$233	0.28%	$216	0.29%	$224	0.32%	$183	0.28%

Restructured loans
Credit card loans(2)	$2,248	3.08%	$1,316	1.96%	$1,085	1.76%	$1,019	1.76%	$1,037	1.85%
Personal loans(3)	$152	2.04%	$111	1.51%	$81	1.25%	$68	1.24%	$55	1.10%
Private student loans (excluding PCI loans(1))(4)	$182	2.36%	$137	1.94%	$86	1.35%	$48	0.85%	$38	0.78%

(1)
Excludes PCI loans, which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)
Restructured credit card loans include $124 million, $74 million, $60 million, $44 million and $44 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively, which are also included in loans 90 or more days delinquent.

(3)
Restructured personal loans include $6 million, $5 million, $2 million, $4 million and $3 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively, which are also included in loans 90 or more days delinquent.

(4)
Restructured private student loans include $7 million, $5 million, $3 million, $3 million and $5 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively, which are also included in loans 90 or more days delinquent.

The 30-day and 90-day delinquency rates for credit card and personal loans at December 31, 2018 increased as compared to December 31, 2017. For private student loans, the 30-day delinquency rate decreased and the 90-day delinquency rate was relatively flat at December 31, 2018 as compared to December 31, 2017. Delinquency rates were generally higher due to seasoning of continued loan growth and supply-driven credit normalization.
The 30-day delinquency rates for credit card, personal and private student loans along with the 90-day delinquency rates for credit card and personal loans at December 31, 2017 increased as compared to December 31, 2016 primarily due to seasoning of continued loan growth and increasing consumer leverage. The amount of private student loans that were 90 or more days delinquent was relatively flat in December 31, 2017 as compared to December 31, 2016.

The restructured credit card, personal and private student loan balances increased at December 31, 2018 as compared to December 31, 2017 due to seasoning of continued loan growth and greater utilization of programs available to assist borrowers having difficulties meeting payment obligations.
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

At December 31, 2018	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Credit card loans	$21,696	$38,728	$12,452	$72,876
Personal loans	2,077	5,082	295	7,454
Private student loans (excluding PCI)	187	1,770	5,771	7,728
PCI loans	178	558	901	1,637
Other loans	367	94	356	817
Total loan portfolio	$24,505	$46,232	$19,775	$90,512

(1)
Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

At December 31, 2018, approximately $42.7 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $23.3 billion were fixed-rate loans.
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 4: Loan Receivables to our consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Years Ended December 31,			2018 vs. 2017 Increase (Decrease)		2017 vs. 2016 (Decrease) Increase
	2018	2017	2016	$	%	$	%
Discount and interchange revenue(1)	$1,074	$1,052	$1,055	$22	2%	$(3)	—%
Protection products	204	223	239	(19)	(9)%	(16)	(7)%
Loan fee income	402	363	343	39	11%	20	6%
Transaction processing revenue	178	167	155	11	7%	12	8%
Other income	97	92	89	5	5%	3	3%
Total other income	$1,955	$1,897	$1,881	$58	3%	$16	1%

(1)	Net of rewards, including Cashback Bonus rewards, of $1.8 billion, $1.6 billion and $1.4 billion for the years ended December 31, 2018, 2017 and 2016, respectively.
For a detailed description of our revenue recognition accounting policies for other income, see Note 2: Summary of Significant Accounting Policies to our consolidated financial statements.
Total other income increased $58 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, which was primarily driven by higher discount and interchange revenue and loan fee income. The increase in discount and interchange revenue is partially offset by higher rewards, both of which were primarily the result of higher sales volume. Loan fee income increased primarily as the result of an increase in late fees due to a higher number of delinquent accounts.
Total other income stayed relatively flat for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Discount and interchange revenue remained flat for the year ended December 31, 2017 in comparison to the year ended December 31, 2016 with offsetting increases in gross discount and interchange revenue and rewards, both of which were primarily the result of higher sales volume. Loan fee income increased for the year ended December 31, 2017 as compared to the previous year primarily due to an increase in late fees.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Years Ended December 31,			2018 vs. 2017 Increase		2017 vs. 2016 Increase (Decrease)
	2018	2017	2016	$	%	$	%
Employee compensation and benefits	$1,627	$1,512	$1,379	$115	8%	$133	10%
Marketing and business development	857	776	731	81	10%	45	6%
Information processing and communications	350	315	339	35	11%	(24)	(7)%
Professional fees	672	655	605	17	3%	50	8%
Premises and equipment	102	99	95	3	3%	4	4%
Other expense	469	424	435	45	11%	(11)	(3)%
Total other expense	$4,077	$3,781	$3,584	$296	8%	$197	5%

Total other expense increased $296 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily driven by higher employee compensation and benefits, marketing and business development costs, other expenses and information processing and communications. Employee compensation and benefits increased due to additional headcount for business growth and technological capabilities, as well as higher average salaries. The increase in marketing and business development costs was primarily due to higher acquisition costs and brand advertising targeting loan and deposit growth. The increase in other expense was largely driven by an increase in incentives supporting global merchant acceptance. Information processing and communications increased as the result of higher investments in infrastructure and analytic capabilities.
Total other expense increased $197 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily driven by an increase in employee compensation and benefits, professional fees, marketing and business development costs, offset by a decrease in information processing and communications. The increase in employee compensation and benefits was driven by the impact of additional headcount for regulatory and compliance needs and business growth, higher average salaries and a one-time special bonus for eligible employees in response to the TCJA in 2017. The increase in professional fees was driven primarily by investments in technology and infrastructure, offset by the completion of a look back project related to anti-money laundering remediation in 2016. The increase in marketing and business development was primarily the result of higher brand advertising and loan acquisition costs that contributed to loan growth. The decrease in information processing and communications was primarily the result of infrastructure efficiencies.

Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.6	3.1	2.7
Revaluation of net deferred tax assets and other investments due to tax reform(1)	—	5.1	—
Tax credits	(1.3)	(1.3)	(1.8)
Other	0.5	(1.2)	(1.4)
Effective income tax rate	23.8%	40.7%	34.5%

Income tax expense	$855	$1,438	$1,263

(1)	See Note 3: Investments — Other Investments to our consolidated financial statements for a description of these investments.
For the year ended December 31, 2018, income tax expense decreased $583 million, or 40.5%, and the effective income tax rate decreased 16.9 percentage points as compared to the year ended December 31, 2017. The decrease in both the effective tax rate and income tax expense is primarily due to a reduction in the U.S. federal statutory income tax rate from 35% to 21% and other impacts of TCJA.
Income tax expense increased $175 million, or 13.9%, and the effective income tax rate increased 6.2 percentage points for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in both the effective tax rate and income tax expense is primarily due to the revaluation of net deferred tax assets and certain investments as a result of a reduction in the U.S. federal statutory income tax rate from 35% to 21% under the TCJA.
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
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts. At December 31, 2018, we had $44.7 billion of direct-to-consumer deposits and $23.1 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization”, which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust; the period of ultimate repayment would be determined by the amount and timing of collections received. An early amortization event would impair our liquidity, and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of December 31, 2018, the DiscoverSeries three-month rolling average excess spread was 13.49%.
We may elect to add receivables to the restricted pool of receivables, subject to certain requirements. Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by us). If the level of receivables in the trust were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller’s interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller’s interest requirement, an early amortization (or repayment) of investors’ interests would be triggered. During 2018, we elected to add $3.0 billion of credit card loan receivables to the securitization trust, which increased seller’s interest. The addition increases capacity to issue notes to investors, including draws on commitments through privately placed securitizations, and results in a decrease in receivables pledged at the Federal Reserve discount window.
At December 31, 2018, we had $16.8 billion of outstanding public asset-backed securities and $5.2 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At December 31, 2018	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$16,720	$6,233	$5,588	$3,578	$1,321

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

Other Long-Term Borrowings—Student Loans
At December 31, 2018, $198 million of remaining principal balance was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At December 31, 2018	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2019-2027	$2,900
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2019-2031	$351
Discover Bank fixed-rate senior bank notes, maturing 2020-2028	$6,100
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2028	$1,200

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At December 31, 2018, there were no outstanding balances in the federal funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At December 31, 2018, we had total committed capacity of $6.0 billion, $500 million of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress testing results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational testing purposes and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2018, Discover Bank had $31.5 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank, the purchase of investment securities for our liquidity portfolio, working capital, and debt and capital service. We assess funding uses and liquidity needs under stressed and normal operating conditions, considering primary uses of funding, such as on-balance sheet loans, and contingent uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under stress, we conduct liquidity stress testing to assess the impact of idiosyncratic, systemic and hybrid (idiosyncratic and systemic) scenarios with varying levels of liquidity risk reflecting a range of stress severity.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At December 31, 2018, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit ratings were to fall below investment grade, Discover Bank would be required to post additional collateral, which, as of December 31, 2018, would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of December 31, 2018, and therefore, no collateral was required.
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
At December 31, 2018, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies or government-sponsored enterprises. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements and market conditions.
At December 31, 2018, our liquidity portfolio and undrawn credit facilities were $52.9 billion, which was $4.2 billion higher than the balance at December 31, 2017. During the year ended December 31, 2018, the average balance of our liquidity portfolio was $16.6 billion.

	December 31,
	2018	2017
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$12,832	$12,213
Investment securities(2)	3,091	1,347
Total liquidity portfolio	15,923	13,560
Private asset-backed securitizations(3)	5,500	6,000
Primary liquidity sources	21,423	19,560
Federal Reserve discount window(3)	31,486	29,153
Total liquidity portfolio and undrawn credit facilities	$52,909	$48,713

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $42 million and $48 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2018 and 2017, respectively.

(3)	See “— Additional Funding Sources” for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred stock dividend payments and debt service obligations using existing cash resources. At December 31, 2018, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
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
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory initiatives may require us to hold more capital in the future, such as future implementation of the CECL methodology for loan loss reserves.
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued the Basel III rules applicable to DFS and Discover Bank. Under those rules, DFS and Discover Bank are classified as “Standardized Approach” entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Additional phase-in requirements related to components of the final capital rules will become effective through 2019. The Basel III rules revised minimum and “well-capitalized” risk-based capital and leverage ratios, effective January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating those ratios of which certain requirements are subject to phase-in periods through the end of 2018 (the “transition period”). During the transition period, the effects of the changes to capital (i.e., certain deductions and adjustments) were recognized in 20% increments from 2015 through 2018. For example, one of the deductions from CET1 capital, intangibles, was subject to a 40% of total deduction in 2015 that increased to 60% in 2016 and so on, until reaching 100% deduction of total in 2018. For additional information regarding the risk-based capital and leverage ratios, see Note 17: Capital Adequacy to our consolidated financial statements.
The Basel III rules also introduced a CCB on top of the minimum risk-weighted asset ratios. The buffer is designed to absorb losses during periods of economic stress. The calculation of the buffer started to phase in beginning on January 1, 2016 at the rate of 0.625% and increases by 0.625% on each subsequent January 1 until it reaches the maximum 2.5% on January 1, 2019. When the CCB is fully phased-in on January 1, 2019, this will effectively result in minimum ratios (including the CCB) of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a capital ratio below the required amount will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. There is a proposal under regulatory review that is expected to replace the CCB with a Stress Capital Buffer (“SCB”).
Another main component of the Basel III rules is a prescribed “Standardized Approach” for calculating risk-weighted assets that expands the risk-weight range from 0% to 1,250%. The new range is intended to be more risk-sensitive and the risk weight assigned depends on the nature of the asset in question.

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
At December 31, 2018, DFS and Discover Bank met the requirements for “well-capitalized” status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders’ equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of December 31, 2018, tangible common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this metric and definitions may vary, so we advise users of this information to exercise caution in comparing this metric for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	December 31,
	2018	2017
Total common stockholders’ equity(1)	$10,567	$10,329
Less: goodwill	(255)	(255)
Less: intangible assets, net	(161)	(163)
Tangible common equity	$10,151	$9,911

(1)	Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and its CCAR program. In 2018, we were required to submit a capital plan to the Federal Reserve that included an assessment of our expected uses and sources of capital over a nine-quarter planning horizon. We submitted our capital plan to the Federal Reserve in April 2018 for the 2018 CCAR cycle and received notice in June 2018 that the Federal Reserve does not object to our proposed capital plan, including planned quarterly capital distributions through June 30, 2019. Our ability to make capital distributions, including our ability to pay dividends on or repurchase shares of our common stock, will continue to be subject to regulatory limitations imposed by the Federal Reserve. We have been notified that we are not required to participate in CCAR or submit to supervisory stress tests for the 2019 stress test cycle. However, our capital distributions for the period between July 1, 2019 and June 30, 2020 will be limited based on a formula that is largely based on results from the Federal Reserve’s 2018 supervisory stress test.
In June 2018, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including DFS. At that same time, we published company-run stress test results for DFS and Discover Bank. Under rules in effect in 2018, DFS was required to publish company-run stress tests results twice each year and Discover Bank was required to publish bank-run stress tests annually. Certain statutory changes under the EGRRCPA and proposed changes to regulatory rules, if adopted, would substantially change the stress testing and capital planning requirements applicable to us for 2020 and beyond.
We recently declared a quarterly cash dividend on our common stock of $0.40 per share, payable on March 7, 2019 to holders of record on February 21, 2019, which is consistent with the amount paid in the third and fourth quarters of 2018. We also recently declared a semi-annual cash dividend on our preferred stock of $2,750 per share, equal to $27.50 per depositary share, payable on April 30, 2019 to holders of record on April 15, 2019, which is consistent with the amount paid in the second and fourth quarters of 2018.
On July 19, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion of our outstanding shares of common stock. The program expires on January 31, 2020 and may be terminated at any time. This program replaced the prior $2.8 billion share repurchase program, which had $611 million of remaining authorization. During the year ended December 31, 2018, we repurchased approximately 27 million shares, or 8%, of our outstanding common stock for $2.0 billion. We expect to continue to repurchase shares under our program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including non-objection from the Federal Reserve as described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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

		Payments Due By Period
At December 31, 2018	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
Deposits(1)(2)	$67,759	$48,273	$12,418	$4,717	$2,351
Borrowings(3)	27,228	6,511	8,090	6,134	6,493
Operating leases	83	13	21	16	33
Interest payments on fixed-rate debt	2,881	631	933	612	705
Purchase obligations(4)	961	538	398	24	1
Other liabilities(5)	260	51	46	39	124
Total contractual obligations	$99,172	$56,017	$21,906	$11,542	$9,707

(1)
Deposits do not include interest payments because payment amounts and timing cannot be reasonably estimated as certain deposit accounts have early withdrawal rights and the option to roll interest payments into the balance.

(2)	Deposits due in less than one year include deposits with indeterminate maturities.

(3)
See Note 9: Long-Term Borrowings to our consolidated financial statements for further discussion. Total future payment of interest charges for the floating-rate notes is estimated to be $636 million as of December 31, 2018, utilizing the current interest rates as of that date.

(4)
Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license, telecommunications agreements and global acceptance contracts. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at December 31, 2018 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.

(5)
Other liabilities include our expected future contributions to our pension plan, the contingent liability associated with our other investments accounted for under the equity method and a commitment to purchase certain when-issued mortgage-backed securities under an agreement with the Delaware State Housing Authority as part of our community reinvestment initiatives.

As of December 31, 2018 our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $83 million and approximately $18 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty have been excluded from the contractual obligations table. See Note 15: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At December 31, 2018, our unused credit arrangements were approximately $196.4 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.

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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At December 31, 2018, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point increase in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis, are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or London Interbank Offered Rate, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the fiscal period end but will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, are also considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
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

	At December 31, 2018		At December 31, 2017
Basis point change	$	%	$	%
+100	$192	2.01%	$179	2.03%
-100	$(194)	(2.03)%	$(190)	(2.15)%

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2018 of the Company and our report dated February 20, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 20, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Discover Financial Services
Riverwoods, IL
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 20, 2019
We have served as the Company’s auditor since the spin-off from its former parent company in 2007 and as Discover Bank’s (a wholly-owned subsidiary of the Company) auditor since 1985.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition

	December 31,
	2018	2017
	(dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$13,299	$13,306
Restricted cash	1,846	81
Investment securities (includes $3,133 and $1,395 at fair value at December 31, 2018 and 2017, respectively)	3,370	1,568
Loan receivables
Loan receivables	90,512	84,248
Allowance for loan losses	(3,041)	(2,621)
Net loan receivables	87,471	81,627
Premises and equipment, net	936	825
Goodwill	255	255
Intangible assets, net	161	163
Other assets	2,215	2,262
Total assets	$109,553	$100,087
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$67,084	$58,165
Non-interest bearing deposit accounts	675	599
Total deposits	67,759	58,764
Long-term borrowings	27,228	26,326
Accrued expenses and other liabilities	3,436	4,105
Total liabilities	98,423	89,195
Commitments, contingencies and guarantees (Notes 15, 18 and 19)
Stockholders’ Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 564,851,848 and 563,497,702 shares issued at December 31, 2018 and 2017, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 5,700 shares issued and outstanding and aggregate liquidation preference of $570 at December 31, 2018 and 2017	563	563
Additional paid-in capital	4,130	4,042
Retained earnings	18,906	16,687
Accumulated other comprehensive loss	(156)	(152)
Treasury stock, at cost; 233,406,005 and 205,577,507 shares at December 31, 2018 and 2017, respectively	(12,319)	(10,254)
Total stockholders’ equity	11,130	10,892
Total liabilities and stockholders’ equity	$109,553	$100,087

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services’ consolidated variable interest entities (“VIEs”), which are included in the consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of Discover Financial Services.

	December 31,
	2018	2017
	(dollars in millions)
Assets
Restricted cash	$1,846	$81
Loan receivables	$33,424	$31,781
Allowance for loan losses allocated to securitized loan receivables	$(1,150)	$(998)
Other assets	$7	$5
Liabilities
Long-term borrowings	$16,917	$16,536
Accrued expenses and other liabilities	$18	$16

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in millions, except per share amounts)
Interest income
Credit card loans	$8,835	$7,907	$7,155
Other loans	1,726	1,560	1,361
Investment securities	40	27	38
Other interest income	292	154	62
Total interest income	10,893	9,648	8,616
Interest expense
Deposits	1,238	846	687
Long-term borrowings	901	802	711
Total interest expense	2,139	1,648	1,398
Net interest income	8,754	8,000	7,218
Provision for loan losses	3,035	2,579	1,859
Net interest income after provision for loan losses	5,719	5,421	5,359
Other income
Discount and interchange revenue, net	1,074	1,052	1,055
Protection products revenue	204	223	239
Loan fee income	402	363	343
Transaction processing revenue	178	167	155
Other income	97	92	89
Total other income	1,955	1,897	1,881
Other expense
Employee compensation and benefits	1,627	1,512	1,379
Marketing and business development	857	776	731
Information processing and communications	350	315	339
Professional fees	672	655	605
Premises and equipment	102	99	95
Other expense	469	424	435
Total other expense	4,077	3,781	3,584
Income before income tax expense	3,597	3,537	3,656
Income tax expense	855	1,438	1,263
Net income	$2,742	$2,099	$2,393
Net income allocated to common stockholders	$2,689	$2,031	$2,339
Basic earnings per common share	$7.81	$5.43	$5.77
Diluted earnings per common share	$7.79	$5.42	$5.77

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in millions)
Net income	$2,742	$2,099	$2,393
Other comprehensive income (loss), net of taxes
Unrealized gains (losses) on available-for-sale investment securities, net of tax	16	(2)	(3)
Unrealized gains on cash flow hedges, net of tax	9	23	7
Unrealized pension and post-retirement plan gains (losses), net of tax	—	(12)	(5)
Other comprehensive income (loss)	25	9	(1)
Comprehensive income	$2,767	$2,108	$2,392

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(dollars in millions, shares in thousands)
Balance at December 31, 2015	575	$560	560,679	$5	$3,885	$13,250	$(160)	$(6,265)	$11,275
Net income	—	—	—	—	—	2,393	—	—	2,393
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,908)	(1,908)
Common stock issued under employee benefit plans	—	—	81	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	1,654	—	73	—	—	—	73
Dividends — common stock ($1.16 per share)	—	—	—	—	—	(476)	—	—	(476)
Dividends — Series B preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance at December 31, 2016	575	560	562,414	5	3,962	15,130	(161)	(8,173)	11,323
Net income	—	—	—	—	—	2,099	—	—	2,099
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(2,081)	(2,081)
Common stock issued under employee benefit plans	—	—	79	—	5	—	—	—	5
Common stock issued and stock-based compensation expense	—	—	1,005	1	75	—	—	—	76
Dividends — common stock ($1.30 per share)	—	—	—	—	—	(490)	—	—	(490)
Dividends — Series B preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Redemption of Series B preferred stock	(575)	(560)	—	—	—	(15)	—	—	(575)
Issuance of Series C preferred stock, net of issuance costs	6	563	—	—	—	—	—	—	563
Balance at December 31, 2017	6	563	563,498	6	4,042	16,687	(152)	(10,254)	10,892
Cumulative effect of ASU No. 2018-02 adoption	—	—	—	—	—	29	(29)	—	—
Net income	—	—	—	—	—	2,742	—	—	2,742
Other comprehensive income	—	—	—	—	—	—	25	—	25
Purchases of treasury stock	—	—	—	—	—	—	—	(2,065)	(2,065)
Common stock issued under employee benefit plans	—	—	96	—	6	—	—	—	6
Common stock issued and stock-based compensation expense	—	—	1,258	—	82	—	—	—	82
Dividends — common stock ($1.50 per share)	—	—	—	—	—	(521)	—	—	(521)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2018	6	$563	564,852	$6	$4,130	$18,906	$(156)	$(12,319)	$11,130

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in millions)
Cash flows from operating activities
Net income	$2,742	$2,099	$2,393
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,035	2,579	1,859
Depreciation and amortization	435	393	351
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(403)	(399)	(395)
Net loss on investments and other assets	45	55	57
Other, net	(107)	361	113
Changes in assets and liabilities
Increase in other assets	(7)	(502)	(187)
(Decrease) increase in accrued expenses and other liabilities	(549)	622	234
Net cash provided by operating activities	5,191	5,208	4,425

Cash flows from investing activities
Maturities of available-for-sale investment securities	838	200	1,342
Purchases of available-for-sale investment securities	(2,554)	—	—
Maturities of held-to-maturity investment securities	18	16	24
Purchases of held-to-maturity investment securities	(82)	(40)	(56)
Net principal disbursed on loans originated for investment	(8,480)	(8,701)	(5,978)
Proceeds from returns of investment	—	17	—
Purchases of other investments	(65)	(65)	(51)
Purchases of premises and equipment	(254)	(218)	(179)
Net cash used for investing activities	(10,579)	(8,791)	(4,898)

Cash flows from financing activities
Proceeds from issuance of securitized debt	4,766	5,059	3,070
Maturities and repayment of securitized debt	(4,447)	(4,959)	(3,419)
Proceeds from issuance of other long-term borrowings	2,233	1,127	1,122
Maturities and repayment of other long-term borrowings	(1,756)	(404)	—
Proceeds from issuance of common stock	6	5	7
Purchases of treasury stock	(2,065)	(2,081)	(1,908)
Net increase in deposits	8,961	6,753	4,453
Proceeds from issuance of preferred stock	—	563	—
Payments on redemption of preferred stock	—	(575)	—
Dividends paid on common and preferred stock	(552)	(527)	(514)
Net cash provided by financing activities	7,146	4,961	2,811
Net increase in cash, cash equivalents and restricted cash	1,758	1,378	2,338
Cash, cash equivalents and restricted cash, at beginning of period	13,387	12,009	9,671
Cash, cash equivalents and restricted cash, at end of period	$15,145	$13,387	$12,009

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$13,299	$13,306	$11,914
Restricted cash	1,846	81	95
Cash, cash equivalents and restricted cash, at end of period	$15,145	$13,387	$12,009

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest expense	$1,847	$1,396	$1,211
Income taxes, net of income tax refunds	$650	$1,424	$1,300

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Background and Basis of Presentation
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
It is also the Company’s policy to consolidate any VIE for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) as well as two student loan securitization trusts. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, (i) the power to direct the activities that most significantly impact the economic performance of the trust, and (ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other VIE during the years ended December 31, 2018, 2017 and 2016.
For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. The Company also applies the equity method to its investments in qualified affordable housing projects and similar tax credit partnerships. In cases where the Company’s equity investment is less than 20% and significant influence does not exist, such investments are carried at cost, adjusted for any impairment in value.
Recently Issued Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits, but does not require, issuers to reclassify into retained earnings any tax effects that are stranded in accumulated other comprehensive income (“AOCI”) as a result of the change in the statutory federal tax rate enacted by the Tax Cuts and Jobs Act of 2017 (“TCJA”). Tax effects that are stranded in AOCI for other reasons, such as prior changes in tax law or changes in a valuation allowance, may not be reclassified directly through retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted the ASU as of April 1, 2018, resulting in a reclassification from AOCI to retained earnings that did not have a material impact to the Company's consolidated financial statements. See Note 13: Accumulated Other Comprehensive Income for additional details on adoption of this standard. The Company's policy is to adjust the tax effects of a component of AOCI in the same period in which the item is sold or otherwise derecognized, or when the carrying value of the item is remeasured.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to simplify the test for goodwill impairment by eliminating Step 2 of the current impairment test. Under the current rules, if the reporting unit’s carrying value exceeds its fair value (Step 1), goodwill impairment is measured as the difference between the carrying value of goodwill and its implied fair value. To compute the implied fair value of goodwill under Step 2, an entity has to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new standard, the Company will perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company should recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU apply to the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU apply on a prospective basis. All of the Company’s recorded goodwill is associated with its PULSE debit business. The Company elected to early adopt this ASU effective with its goodwill impairment test as of October 1, 2018. This ASU has no impact on cash flows and its adoption did not have any impact on the Company’s consolidated financial condition or results of operations because the estimated fair value of the PULSE reporting unit is well in excess of its carrying value.
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
The CECL approach is expected to increase the Company’s allowance for loan losses as a result of: (1) encompassing expected losses, not simply those deemed to be already incurred, (2) extending the loss estimate period over the entire life of the loan and (3) reclassification of the credit loss component of the purchased credit-impaired (“PCI”) loan portfolio out of loan carrying value and into the allowance for loan losses. The allowance for loan losses on all loans carried at amortized cost, including PCI loans and loans modified in a troubled debt restructuring (“TDR”) will be measured under the CECL approach. Existing specialized measurement guidance for PCI loans, which the ASU refers to as purchased credit-deteriorated (“PCD”), and TDRs will be eliminated, although certain separate disclosure guidance will be retained. Measurement of credit impairment of available-for-sale debt securities will generally remain unchanged under the new rules, but any such impairment will be recorded through an allowance, rather than a direct write-down of the security.
The ASU is effective for the Company on January 1, 2020. A cross-functional governance structure is in place to oversee the implementation of the standard. The Company is finalizing the development of loss forecasting models, technological solutions and processes to satisfy the requirements of the new standard. Management is evaluating key accounting interpretations and the time period over which losses can be reasonably estimated. Upon adoption, the allowance for loan losses is expected to increase with an offsetting adjustment to retained earnings. Additionally, the carrying value of PCD loans will be increased through an offsetting addition to the allowance for loan losses. Adoption of the standard has the potential to materially impact stockholders’ equity and regulatory capital as well as the Company’s consolidated financial condition and results of operations. The extent of the impact upon adoption will likely depend on the characteristics of the Company's loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This guidance became effective for the Company on January 1, 2018, along with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), discussed below. This ASU did not result in a change to the accounting or reporting of the Company's revenue arrangements that involve a principal-agent relationship. Therefore, its adoption has had no impact on the Company's consolidated financial condition, results of operations or cash flows. The guidance in this ASU provides clarification on the principal versus agent concept in relation to revenue recognition guidance issued as part of ASU 2014-09. Topic 606 requires a company to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. ASU 2016-08 provides clarification for identifying the good, service or right being transferred in a revenue transaction and identifies the principal as the party that controls the good, service or right prior to its transfer to the customer. The ASU provides further clarity on how to evaluate control in this context.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance will require lessees to capitalize most leases on their balance sheet whereas under current GAAP only capital leases are recognized on the lessee’s balance sheet. Leases which today are identified as capital leases will generally be identified as financing leases under the new guidance but otherwise their accounting treatment will remain relatively unchanged. Leases identified today as operating leases will generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments will now be required to be recognized on the balance sheet for this type of lease. The manner in which expenses associated with all leases are reported on the income statement will remain mostly unchanged. Lessor accounting also remains substantially unchanged by the new standard. The new guidance is effective on January 1, 2019 and the Company is prepared to implement the standard. The Company will recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the effective date without adjusting comparative periods. Management has determined that the standard will not have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes existing revenue recognition requirements in Topic 605, Revenue Recognition, including an assortment of transaction-specific and industry-specific rules. The new revenue recognition model became effective for the Company on January 1, 2018. The model generally results in the same revenue recognition patterns as have historically been applied to the Company’s revenues that are subject to this guidance. The timing and measurement of fee revenues associated with the Company’s credit card arrangements and costs associated with the Company’s credit card reward programs have not been affected as a result of the adoption of Accounting Standards Codification ("ASC") Topic 606. Accounting and reporting for the Company’s transaction processing services, including discount and interchange revenue and other transaction processing fees, remains substantially unchanged from treatments under GAAP in effect prior to 2018. As permitted by the ASU, management elected to adopt this standard using a modified retrospective approach, which means that the cumulative effect of initially applying the standard was recognized at the date of initial application through an adjustment to beginning retained earnings, but no restatement of prior periods was made. Based on its evaluations, management concluded that no adjustment to beginning retained earnings was required as of January 1, 2018, the date of adoption. See Note 23: Revenue from Contracts with Customers for additional information resulting from this standard.

2.	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments, with maturities of 90 days or less when purchased. Cash and cash equivalents included $728 million and $1.3 billion of cash and due from banks and $12.6 billion and $12.0 billion of interest-earning deposits at other banks at December 31, 2018 and 2017, respectively.
Restricted Cash
Restricted cash includes cash for which the Company’s ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2018, investment securities consisted of U.S. Treasury obligations and mortgage-backed securities issued by government agencies. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of AOCI included in stockholders’ equity. The Company estimates the fair value of available-for-sale investment securities as more fully discussed in Note 20: Fair Value Measurements. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with GAAP applicable for investments in debt securities. Realized gains and losses and the credit loss portion of other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.
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
Purchased Credit-Impaired Loans
PCI loans are loans acquired at prices that reflected a discount related to deterioration in individual loan credit quality since origination. The Company’s PCI loans are comprised entirely of acquired private student loans.
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
Premises and Equipment, net
Premises and equipment, net, are stated at cost less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a period of 39 years. The costs of improvements are capitalized and depreciated either over the asset’s estimated useful life, typically ten to fifteen years, or over the remaining term of the lease, when applicable. Furniture and fixtures are depreciated over a period of five to ten years. Equipment is depreciated over three to ten years. Maintenance and repairs are immediately expensed, while the costs of improvements are capitalized.
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
Premises and equipment are subject to impairment testing when events or conditions indicate that the carrying value of the asset may not be fully recoverable from future cash flows. See “— Intangible Assets” for additional details on impairment testing.
Goodwill
Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reported goodwill relates to PULSE, which it acquired in 2005. The Company’s goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No impairment was identified during the impairment test conducted as of October 1, 2018.

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
The Company’s non-amortizable intangible assets consist primarily of the brand-related intangibles and international transaction processing rights included in the acquisition of Diners Club. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. All of the Company’s non-amortizable intangible assets are subject to a test for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As required by GAAP, if the carrying value of a non-amortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for non-amortizable intangible assets. No impairment was identified during the impairment test conducted as of October 1, 2018.
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
Advertising Costs
The Company expenses television and radio advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $258 million, $219 million and $196 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Certain of these instruments are designated and qualify for hedge accounting. A hedge is deemed effective to the extent that the change in fair value, cash flow, or net investment of the hedged item is offset by changes in the hedging instrument. Under cash flow hedge accounting, changes in the fair values of the derivative instruments are recognized in other comprehensive income (“OCI”) and subsequently reclassified to earnings in the period the hedged forecasted cash flows affect earnings. In a net investment hedge, amounts accumulated in OCI are reclassified into earnings when a hedged net investment is either sold or substantially liquidated. Under fair value hedge accounting, changes in both (i) the fair values of the derivative instruments and (ii) the fair values of the hedged items relating to the risks being hedged, including net differences, if any, are recorded in interest expense. Certain other derivatives are not designated as hedges or do not qualify for hedge accounting; changes in the fair value of these derivatives are recorded in other income. These transactions are discussed in more detail in Note 21: Derivatives and Hedging Activities.
Accumulated Other Comprehensive Income
The Company records unrealized gains and losses on available-for-sale securities, changes in the fair value of cash flow hedges, and certain pension and foreign currency translation adjustments in OCI on an after-tax basis where applicable. The Company’s policy is to adjust the tax effects of a component of AOCI in the same period in which the item is sold or otherwise derecognized, or when the carrying value of the item is remeasured. Details of OCI, net of tax, are presented in the statement of comprehensive income, and a rollforward of AOCI is presented in the statement of changes in stockholders’ equity and Note 13: Accumulated Other Comprehensive Income.
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
The Company recognizes fees (except balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the life of the related balance. As of December 31, 2018 and 2017, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $52 million and $47 million, respectively. Loan fee income consists of fees on credit card loans and includes late, cash advance, returned check and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2018 and 2017, the remaining unamortized deferred costs related to loan origination were $138 million and $125 million, respectively, and were recorded in loan receivables.

The Company accrues interest and fees on loan receivables until the loans are paid or charged off, except in instances of customer bankruptcy, death or fraud, where no further interest and fee accruals occur following notification. Credit card and closed-end consumer loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a customer or suspected fraudulent activity on an account. Upon completion of the fraud investigation, non-fraudulent credit card and closed-end consumer loan receivables may resume accruing interest. Payments received on non-accrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. When loan receivables are charged off, unpaid accrued interest and fees are reversed against the income line items in which they were originally recorded in the consolidated statements of income. Charge-offs and recoveries of amounts that relate to capitalized interest on student loans are treated as principal charge-offs and recoveries, affecting the provision for loan losses rather than interest income. The Company considers uncollectible interest and fee revenues in assessing the adequacy of the allowance for loan losses.
Interest income from loans individually evaluated for impairment, including loans accounted for as troubled debt restructurings, is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs.
Discount and Interchange Revenue
The Company earns discount revenue from fees charged to merchants with whom it has entered into card acceptance agreements for processing credit card purchase transactions. The Company earns acquirer interchange revenue primarily from merchant acquirers on all Discover Network, Diners Club and PULSE transactions made by credit and debit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing payment card transactions. These card acceptance arrangements generally renew automatically and do not have fixed durations. Under these agreements, the Company stands ready to process payment transactions as and when each is presented. The Company earns discount, interchange and similar fees only when transactions are processed. Contractually defined per-transaction fee amounts typically apply to each type of transaction processed and are recognized as revenue at the time each transaction is captured for settlement. These fees are typically collected by the Company as part of the process of settling transactions daily with merchants and acquirers and are fully earned at the time settlement is made.
The Company pays issuer interchange to card-issuing entities that have entered into contractual arrangements to issue cards on the Discover Network and on certain transactions on the Diners Club and PULSE networks. This cost is contractually established and is based on the card-issuing organization’s transaction volume. The Company classifies this cost as a reduction of discount and interchange revenue. Costs of cardholder reward arrangements, including the Cashback Bonus reward program, are classified as reductions of discount and interchange revenue pursuant to guidance under ASC Topic 606 governing consideration payable to a customer. For both issuer interchange and cardholder rewards, the Company accrues the cost at the time each underlying card transaction is captured for settlement.
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the years ended December 31, 2018, 2017 and 2016, rewards costs amounted to $1.8 billion, $1.6 billion and $1.4 billion, respectively. The liability for customer rewards was $1.6 billion and $1.5 billion at December 31, 2018 and 2017, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
Protection Products Revenue
The Company earns revenue related to fees received for ancillary products and services, including payment protection and identity theft protection services, to its credit card customers. A portion of this revenue comprises amounts earned for arranging for the delivery of products offered by third-party service providers. The amount of revenue recorded is generally based on either a percentage of a customer’s outstanding balance or a flat fee, in either case assessed monthly, and is recognized as earned. These contracts are month-to-month arrangements that are cancellable at any time. The Company recognizes each monthly fee in the period to which the service or coverage relates.
Transaction Processing Revenue
Transaction processing revenue represents switch fees charged to financial institutions and merchants under network participation agreements for processing ATM, debit and point-of-sale transactions over the PULSE network, as well as various participation and membership fees. Network participation agreements generally renew automatically and do not have fixed durations, although the Company does enter into fixed-term pricing or incentive arrangements with certain network participants. The impact of such incentives is not material to the Company’s consolidated statements of income. Similar to discount and interchange fees, switch fees are contractually defined per-transaction fee amounts and are assessed and recognized as revenue at the time each transaction is captured for settlement. These fees are typically collected by the Company as part of the process of settling transactions with network participants. Membership and other participation fees are recognized over the periods to which each fee relates.
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
Future Revenue Associated with Customer Contracts
For contracts under which the Company processes payment card transactions, the Company has the right to assess fees for services performed and to collect those fees through the settlement process. The Company generates essentially all of its discount and interchange revenue and transaction processing revenue, as well as some revenue reported as other income, through such contracts. There is no specified quantity of service promised in these contracts as the number of payment transactions is dependent upon cardholder behavior, which is outside the control of the Company and its network customers (i.e., merchants, acquirers, issuers and other network participants). As noted above, these contracts are typically without fixed durations and renew automatically. For these reasons, the Company does not make or disclose an estimate of revenue associated with performance obligations attributable to the remaining terms of these contracts. Future revenue associated with the Company’s sales-based royalty revenues earned from Diners Club licensees is similarly variable and open-ended, and therefore the Company does not make or disclose an estimate of royalties associated with performance obligations attributable to the remaining terms of the licensing and royalty arrangements. Because of the nature of the services and the manner of collection associated with the majority of the Company's revenue from contracts with customers, material receivables or deferred revenues are not generated.
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a specifically identifiable benefit is received by the Company in consideration for the payment and the fair value of such benefit can be reasonably estimated. If no such benefit is identified, then the entire payment is classified as contra-revenue and included in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $23 million and $32 million at December 31, 2018 and 2017, respectively.

3.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	December 31,
	2018	2017
U.S. Treasury securities(1)	$2,586	$672
States and political subdivisions of states	—	1
Residential mortgage-backed securities - Agency(2)	784	895
Total investment securities	$3,370	$1,568

(1)	Includes $42 million and $48 million of U.S. Treasury securities pledged as swap collateral as of December 31, 2018 and 2017, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2018
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,559	$27	$—	$2,586
Residential mortgage-backed securities - Agency	559	—	(12)	547
Total available-for-sale investment securities	$3,118	$27	$(12)	$3,133
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$237	$—	$(4)	$233
Total held-to-maturity investment securities	$237	$—	$(4)	$233

At December 31, 2017
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$675	$—	$(3)	$672
Residential mortgage-backed securities - Agency	728	1	(6)	723
Total available-for-sale investment securities	$1,403	$1	$(9)	$1,395
Held-to-Maturity Investment Securities(2)
States and political subdivisions of states	$1	$—	$—	$1
Residential mortgage-backed securities - Agency(3)	172	1	(1)	172
Total held-to-maturity investment securities	$173	$1	$(1)	$173

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company’s community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2018
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	31	$110	$(1)	$437	$(11)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	90	$101	$(1)	$83	$(3)

At December 31, 2017
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$—	$—	$672	$(3)
Residential mortgage-backed securities - Agency	27	$457	$(3)	$132	$(3)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	45	$56	$—	$38	$(1)

There were no losses related to other-than-temporary impairments and no proceeds from sales or recognized gains and losses on available-for-sale securities during the years ended December 31, 2018, 2017 and 2016. See Note 13: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the years ended December 31, 2018, 2017 and 2016.

Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the tables below (dollars in millions):

At December 31, 2018	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$—	$2,196	$363	$—	$2,559
Residential mortgage-backed securities - Agency(1)	—	90	469	—	559
Total available-for-sale investment securities	$—	$2,286	$832	$—	$3,118
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$237	$237
Total held-to-maturity investment securities	$—	$—	$—	$237	$237
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$—	$2,219	$367	$—	$2,586
Residential mortgage-backed securities - Agency(1)	—	89	458	—	547
Total available-for-sale investment securities	$—	$2,308	$825	$—	$3,133
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$233	$233
Total held-to-maturity investment securities	$—	$—	$—	$233	$233

(1)	Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.

At December 31, 2018	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Weighted-Average Yields(1)
U.S Treasury securities	—%	2.82%	2.77%	—%	2.81%
Residential mortgage-backed securities - Agency	—%	1.50%	2.04%	—%	1.95%
Total available-for-sale investment securities	—%	2.76%	2.36%	—%	2.66%
Held-to-Maturity Investment Securities—Weighted-Average Yields
Residential mortgage-backed securities	—%	—%	—%	2.94%	2.94%
Total held-to-maturity investment securities	—%	—%	—%	2.94%	2.94%

(1)	The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.
Taxable interest on investment securities was $40 million, $27 million and $38 million for the years ended December 31, 2018, 2017 and 2016, respectively. There was no tax exempt interest on investment securities for the years ended December 31, 2018, 2017 and 2016.
Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the consolidated statements of financial condition. The portion of each investment’s operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of December 31, 2018 and 2017, the Company had outstanding investments in these entities of $295 million and $297 million, respectively, and related contingent liabilities of $49 million and $66 million, respectively. Of the above outstanding equity investments, the Company had $271 million and $288 million of investments related to affordable housing projects as of December 31, 2018 and 2017, respectively, which had $30 million and $66 million related contingent liabilities, respectively.

4.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company’s classes of receivables within the three portfolio segments are depicted in the following table (dollars in millions):

	December 31,
	2018	2017
Credit card loans(1)	$72,876	$67,291
Other loans
Personal loans	7,454	7,374
Private student loans	7,728	7,076
Other	817	423
Total other loans	15,999	14,873
PCI loans(2)	1,637	2,084
Total loan receivables	90,512	84,248
Allowance for loan losses	(3,041)	(2,621)
Net loan receivables	$87,471	$81,627

(1)
Amounts include carrying values of $22.0 billion and $21.2 billion in underlying investors’ interest in trust debt at December 31, 2018 and 2017, respectively, and $11.1 billion and $9.9 billion in seller’s interest at December 31, 2018 and 2017, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for additional information.

(2)
Amounts include carrying values of $363 million and $762 million in loans pledged as collateral against the notes issued from The Student Loan Corporation (“SLC”) securitization trusts at December 31, 2018 and 2017, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At December 31, 2018
Credit card loans(2)	$885	$887	$1,772	$781	$266
Other loans
Personal loans(3)	84	35	119	33	11
Private student loans (excluding PCI)(4)	117	38	155	37	8
Other	2	1	3	—	17
Total other loans (excluding PCI)	203	74	277	70	36
Total loan receivables (excluding PCI)	$1,088	$961	$2,049	$851	$302

At December 31, 2017
Credit card loans(2)	$781	$751	$1,532	$693	$203
Other loans
Personal loans(3)	73	30	103	28	10
Private student loans (excluding PCI)(4)	134	33	167	33	2
Other	3	1	4	—	18
Total other loans (excluding PCI)	210	64	274	61	30
Total loan receivables (excluding PCI)	$991	$815	$1,806	$754	$233

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $41 million, $35 million and $31 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers’ current balances and most recent interest rates.

(2)	Credit card loans that are 90 or more days delinquent and accruing interest include $116 million and $72 million of loans accounted for as TDRs at December 31, 2018 and 2017, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $5 million of loans accounted for as TDRs at December 31, 2018 and 2017.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $7 million and $5 million of loans accounted for as TDRs at December 31, 2018 and 2017, respectively.

Information related to the net charge-offs in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	For the Years Ended December 31,
	2018		2017		2016
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$2,213	3.26%	$1,802	2.91%	$1,343	2.34%
Other loans
Personal loans	308	4.15%	231	3.30%	151	2.55%
Private student loans (excluding PCI)	85	1.14%	83	1.21%	67	1.10%
Other	6	0.98%	3	0.75%	—	—%
Total other loans	399	2.58%	317	2.24%	218	1.78%
Net charge-offs (excluding PCI)	$2,612	3.13%	$2,119	2.78%	$1,561	2.24%
Net charge-offs (including PCI)	$2,612	3.06%	$2,119	2.70%	$1,561	2.16%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.

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
At December 31, 2018
Credit card loans	81%	19%
Personal loans	94%	6%
Private student loans (excluding PCI)(1)	94%	6%

At December 31, 2017
Credit card loans	82%	18%
Personal loans	95%	5%
Private student loans (excluding PCI)(1)	95%	5%

(1)	PCI loans are discussed under the heading “— Purchased Credit-Impaired Loans.”
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At December 31, 2018 and 2017, there were $37 million and $29 million, respectively, of private student loans, including those classified as PCI, in forbearance, representing 0.7% and 0.5%, respectively of total student loans in repayment and forbearance.

Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Year Ended December 31, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	2,594	345	95	1	3,035
Deductions
Charge-offs	(2,734)	(345)	(97)	(6)	(3,182)
Recoveries	521	37	12	—	570
Net charge-offs	(2,213)	(308)	(85)	(6)	(2,612)
Other(2)	—	—	(3)	—	(3)
Balance at end of period	$2,528	$338	$169	$6	$3,041

	For the Year Ended December 31, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	2,159	332	93	(5)	2,579
Deductions
Charge-offs	(2,263)	(258)	(94)	(3)	(2,618)
Recoveries	461	27	11	—	499
Net charge-offs	(1,802)	(231)	(83)	(3)	(2,119)
Other(2)	—	—	(6)	—	(6)
Balance at end of period	$2,147	$301	$162	$11	$2,621

	For the Year Ended December 31, 2016
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,554	$155	$143	$17	$1,869
Additions
Provision for loan losses	1,579	196	82	2	1,859
Deductions
Charge-offs	(1,786)	(172)	(76)	—	(2,034)
Recoveries	443	21	9	—	473
Net charge-offs	(1,343)	(151)	(67)	—	(1,561)
Balance at end of period	$1,790	$200	$158	$19	$2,167

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$442	$353	$275
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$109	$89	$69

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At December 31, 2018
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,229	$292	$121	$4	$2,646
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	299	46	23	2	370
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	25	—	25
Total allowance for loan losses	$2,528	$338	$169	$6	$3,041
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$70,628	$7,302	$7,546	$761	$86,237
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	2,248	152	182	56	2,638
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,637	—	1,637
Total recorded investment	$72,876	$7,454	$9,365	$817	$90,512

At December 31, 2017
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$1,921	$269	$112	$4	$2,306
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	226	32	21	7	286
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	29	—	29
Total allowance for loan losses	$2,147	$301	$162	$11	$2,621
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$65,975	$7,263	$6,939	$370	$80,547
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	1,316	111	137	53	1,617
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	2,084	—	2,084
Total recorded investment	$67,291	$7,374	$9,160	$423	$84,248

(1)	Includes both PCI and non-PCI private student loans.

(2)
Loan receivables evaluated for impairment in accordance with ASC 310-10-35 include credit card loans, personal loans and student loans collectively evaluated for impairment in accordance with ASC Subtopic 310-40, Receivables, which consists of modified loans accounted for as TDRs. Other loans are individually evaluated for impairment and generally do not represent TDRs.

(3)
The unpaid principal balance of credit card loans was $2.0 billion and $1.1 billion at December 31, 2018 and 2017, respectively. The unpaid principal balance of personal loans was $152 million and $109 million at December 31, 2018 and 2017, respectively. The unpaid principal balance of student loans was $182 million and $135 million at December 31, 2018 and 2017, respectively. All loans accounted for as TDRs have a related allowance for loan losses.

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
For credit card customers, the Company offers temporary hardship programs consisting of an interest rate reduction and in some cases a reduced minimum payment, both lasting for a period no longer than 12 months. The permanent modification program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent modification program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes permanent loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. Modified credit card loans that are deemed to meet the definition of TDRs include loans in both temporary and permanent programs.
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
At December 31, 2018, there was $5.6 billion of private student loans in repayment, which includes both PCI and non-PCI loans. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A non-PCI modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores.
Borrower performance after using payment programs or forbearance is monitored and the Company believes the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. The Company plans to continue to use payment programs and forbearance and, as a result, expects to have additional loans classified as TDRs in the future.

Additional information about modified loans classified as TDRs is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Year Ended December 31, 2018
Credit card loans(3)	$1,737	$180	$137
Personal loans	$130	$14	$6
Private student loans	$158	$13	$—

For the Year Ended December 31, 2017
Credit card loans(3)	$1,159	$107	$86
Personal loans	$94	$10	$4
Private student loans	$113	$8	$—

For the Year Ended December 31, 2016
Credit card loans(3)	$1,035	$88	$77
Personal loans	$73	$8	$3
Private student loans	$63	$4	$—

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

(3)
Includes credit card loans that were modified in TDRs, but are no longer enrolled in a TDR program due to noncompliance with the terms of the modification or due to successful completion of a program after which charging privileges may be reinstated based on customer-level evaluation. The average balance of credit card loans that were no longer enrolled in a TDR program was $430 million, $339 million and $282 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the years ended December 31, 2018, 2017 and 2016, the Company quantified the amount by which interest and fees were reduced during the periods. During the years ended December 31, 2018, 2017 and 2016, the Company forgave approximately $48 million, $40 million and $34 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Years Ended December 31,
	2018		2017		2016
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	268,817	$1,713	133,139	$776	95,881	$565
Personal loans	8,260	$111	6,567	$82	4,606	$52
Private student loans	4,057	$74	3,942	$69	2,792	$49

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Years Ended December 31,
	2018		2017		2016
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	42,659	$239	34,210	$183	23,388	$123
Personal loans(2)	2,955	$40	1,915	$25	940	$11
Private student loans(3)	1,041	$19	939	$16	777	$12

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the years ended December 31, 2018, 2017 and 2016, approximately 36%, 37% and 37%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under “— Allowance for Loan Losses.”
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at December 31, 2018 and 2017. Total PCI student loans had an outstanding balance of $1.7 billion and $2.2 billion, including accrued interest, and a related carrying amount of $1.6 billion and $2.1 billion, as of December 31, 2018 and 2017, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$669	$796	$965
Accretion into interest income	(139)	(159)	(185)
Other changes in expected cash flows	18	32	16
Balance at end of period	$548	$669	$796

Periodically, the Company updates the estimate of cash flows expected to be collected based on management’s latest expectations of future net credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the years ended December 31, 2018, 2017 and 2016. The allowance for PCI loan losses at December 31, 2018 and 2017 was $25 million and $29 million, respectively. For the years ended December 31, 2018, 2017 and 2016, the increase in accretable yield was primarily driven by increases in rates on variable rate loans. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At December 31, 2018, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.93% and 0.78%, respectively. At December 31, 2017, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 3.24% and 0.93%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the years ended December 31, 2018, 2017 and 2016 was 0.63%, 0.71% and 0.52%, respectively.
Geographical Distribution of Loans
The Company originates credit card loans throughout the United States. The geographic distribution of the Company’s credit card loan receivables was as follows (dollars in millions):

	December 31,
	2018		2017
	$	%	$	%
California	$6,620	9.1%	$6,006	8.9%
Texas	6,155	8.4	5,664	8.4
New York	5,040	6.9	4,701	7.0
Florida	4,815	6.6	4,262	6.3
Illinois	3,878	5.3	3,624	5.4
Pennsylvania	3,712	5.1	3,481	5.2
Ohio	3,039	4.2	2,838	4.2
New Jersey	2,661	3.7	2,486	3.7
Georgia	2,160	3.0	1,967	2.9
Michigan	2,042	2.8	1,893	2.8
Other	32,754	44.9	30,369	45.2
Total credit card loans	$72,876	100%	$67,291	100%

The Company originates personal loans, student loans and other loans, and has PCI loans throughout the United States. The geographic distribution of personal, student, other and PCI loan receivables was as follows (dollars in millions):

	December 31,
	2018		2017
	$	%	$	%
New York	$1,834	10.4%	$1,838	10.8%
California	1,656	9.4	1,579	9.3
Pennsylvania	1,221	6.9	1,183	7.0
Illinois	1,098	6.2	1,048	6.2
Texas	1,071	6.1	1,031	6.1
New Jersey	925	5.2	878	5.2
Florida	838	4.8	766	4.5
Ohio	698	4.0	673	4.0
Massachusetts	584	3.3	579	3.4
Michigan	560	3.2	555	3.3
Other	7,151	40.5	6,827	40.2
Total other loans (including PCI loans)	$17,636	100%	$16,957	100%

5.	Credit Card and Student Loan Securitization Activities
The Company’s securitizations are accounted for as secured borrowings and the related trusts are treated as consolidated subsidiaries of the Company. For a description of the Company’s principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation.

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
The Company’s retained interests in the assets of the trusts, consisting of investments in DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions, which are eliminated in the preparation of the Company’s consolidated statements of financial condition.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2018	2017
Restricted cash	$1,834	$26

Investors’ interests held by third-party investors	16,800	16,025
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	5,211	5,133
Seller’s interest	11,050	9,861
Loan receivables(1)	33,061	31,019
Allowance for loan losses allocated to securitized loan receivables(1)	(1,150)	(998)
Net loan receivables	31,911	30,021
Other	7	5
Carrying value of assets of consolidated variable interest entities	$33,752	$30,052

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of December 31, 2018, no economic or other early amortization events have occurred.
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
During 2018, the Company exercised its option to accelerate the repayment of remaining outstanding securities, fully repaying the debt on one of the trusts. Currently there is one trust from which issued securities remain outstanding to investors. Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are used as collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trust until cash is released in accordance with the trust indenture agreement. Similar to the credit card securitizations, the Company continues to own and service the accounts that generate the student loan receivables held by the trust and receives servicing fees from the trust based on a percentage of the principal balance outstanding. Although the servicing fee income offsets the fee expense related to the trust and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income, net of related expenses.
Under terms of the trust arrangement, the Company has the option, but not the obligation, to provide financial support to the trust, but has never provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to a third party under an indemnification arrangement.
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2018	2017
Restricted cash	$12	$55
Student loan receivables(1)	363	762
Carrying value of assets of consolidated variable interest entities	$375	$817

(1)	The decrease in student loan receivables from December 31, 2017 to December 31, 2018 is due in part to the repayment of remaining debt associated with one trust.

6.	Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2018	2017
Land	$42	$42
Buildings and improvements	671	641
Furniture, fixtures and equipment	989	916
Software	696	560
Premises and equipment	2,398	2,159
Less: accumulated depreciation	(1,193)	(1,121)
Less: accumulated amortization of software	(269)	(213)
Premises and equipment, net	$936	$825

Depreciation expense was $75 million, $76 million and $77 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense on capitalized software was $67 million, $52 million and $57 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7.	Goodwill and Intangible Assets
Goodwill
As of December 31, 2018 and 2017, the Company had goodwill of $255 million related to PULSE, part of the Payment Services segment. The Company conducted its annual goodwill impairment test as of October 1, 2018 and 2017 and no impairment charges were identified.
Intangible Assets
The Company’s amortizable intangible assets consisting of customer relationships and trade names resulted from various acquisitions and are primarily included in the Payment Services segment.
Non-amortizable intangible assets consist of trade name intangibles recognized in the acquisition of SLC, along with international transaction processing rights and trade name intangibles, which are primarily included in the Payment Services segment. The Company conducted its annual impairment test of intangible assets as of October 1, 2018 and 2017 and no impairment charges were identified.
The following table summarizes the Company’s intangible assets (dollars in millions):

	December 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets
Customer relationships	$69	$67	$2	$69	$65	$4
Trade name and other	8	4	4	8	4	4
Total amortizable intangible assets	77	71	6	77	69	8
Non-amortizable intangible assets
Trade names	132	—	132	132	—	132
International transaction processing rights	23	—	23	23	—	23
Total non-amortizable intangible assets	155	—	155	155	—	155
Total intangible assets	$232	$71	$161	$232	$69	$163

Amortization expense related to the Company’s intangible assets was not material for the years ended December 31, 2018, 2017 and 2016 and the expected amortization expense for the next five years based on intangible assets at the end of the current period is not material, either individually or in the aggregate.

8.	Deposits
The Company offers its deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts.
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	December 31,
	2018	2017
Certificates of deposit in amounts less than $100,000	$27,947	$23,768
Certificates of deposit in amounts $100,000 or greater(1)	6,841	5,984
Savings deposits, including money market deposit accounts	32,296	28,413
Total interest-bearing deposits	$67,084	$58,165

(1)
Includes $1.7 billion and $1.4 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation (“FDIC”) insurance limit, as of December 31, 2018 and 2017, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

December 31, 2018
Three months or less	$994
Over three months through six months	1,025
Over six months through twelve months	2,459
Over twelve months	2,363
Total	$6,841

The following table summarizes certificates of deposit maturing over each of the next five years and thereafter (dollars in millions):

December 31, 2018
2019	$15,302
2020	7,216
2021	5,202
2022	2,877
2023	1,840
Thereafter	2,351
Total	$34,788

9.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	December 31, 2018				December 31, 2017
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2019-2024	1.39%-3.32%	2.17%	$10,657	$8,888
Floating-rate asset-backed securities(2)(3)	2019-2024	2.69%-3.11%	2.90%	6,063	7,038
Total Discover Card Master Trust I and Discover Card Execution Note Trust				16,720	15,926

Floating-rate asset-backed securities(4)(5)	2031	6.50%	6.50%	197	610
Total SLC Private Student Loan Trust				197	610
Total long-term borrowings - owed to securitization investors				16,917	16,536

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2019-2027	3.75%-10.25%	4.25%	2,743	2,710
Fixed-rate retail notes	2019-2031	2.85%-4.60%	3.73%	346	302

Discover Bank
Fixed-rate senior bank notes(1)	2020-2028	3.10%-4.65%	3.69%	6,027	6,080
Fixed-rate subordinated bank notes	2019-2028	4.68%-8.70%	6.32%	1,195	698
Total long-term borrowings				$27,228	$26,326

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”). Use of these interest rate swaps impacts carrying value of the debt. See Note 21: Derivatives and Hedging Activities.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points and Commercial paper rate + 49 basis points as of December 31, 2018.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 21: Derivatives and Hedging Activities.

(4)	SLC Private Student Loan Trust floating-rate asset-backed securities include an issuance with the following interest rate term: Prime rate + 100 basis points as of December 31, 2018.

(5)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The date shown represents final maturity date.
The following table summarizes long-term borrowings maturing over each of the next five years and thereafter (dollars in millions):

Amount
2019	$6,511
2020	4,707
2021	3,383
2022	2,806
2023	3,328
Thereafter	6,493
Total	$27,228

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2018, the total commitment of secured credit facilities through private providers was $6.0 billion, $500 million of which was drawn at December 31, 2018. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar years 2019 through 2020. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

10.	Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan (“Omnibus Plan”) and the Discover Financial Services Directors’ Compensation Plan (“Directors’ Compensation Plan”).
Omnibus Plan
The Omnibus Plan, which is stockholder approved, provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based and/or cash awards (collectively, “awards”). Currently, the Company does not have any stock options, stock appreciation rights or restricted stock outstanding. The total number of shares that may be granted is 45 million shares, subject to adjustments for certain transactions as described in the Omnibus Plan document. Shares granted under the Omnibus Plan may be the following: (i) authorized but unissued shares and (ii) treasury shares that the Company acquires in the open market, in private transactions or otherwise.
Directors’ Compensation Plan
The Directors’ Compensation Plan, which is stockholder approved, permits the grant of RSUs to non-employee directors. Under the Directors’ Compensation Plan, the Company may issue awards of up to a total of 1,000,000 shares of common stock to non-employee directors. Shares of stock that are issuable pursuant to the awards granted under the Directors’ Compensation Plan may be authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $150,000 by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest in full on the earlier of the one year anniversary of the date of grant or immediately prior to the first annual meeting of shareholders following the date of grant. RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.
Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
RSUs	$49	$44	$41
PSUs	32	31	23
Total stock-based compensation expense	$81	$75	$64

Income tax benefit	$15	$28	$24

RSUs
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2017	2,902,390		$223
Granted	649,203
Conversions to common stock	(889,201)
Forfeited	(55,898)
RSUs at December 31, 2018	2,606,494	0.83	$154
Vested and convertible RSUs at December 31, 2018	1,263,694	—	$75

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 2017(1)	1,331,170	$58.74
Granted	649,203	$77.53
Vested	(883,317)	$60.85
Forfeited	(55,898)	$68.17
Unvested RSUs at December 31, 2018(1)	1,041,158	$68.16

(1)	Unvested RSUs represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
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
The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2018	2017	2016
Intrinsic value of RSUs converted to common stock	$67	$41	$38
Grant-date fair value of RSUs vested	$54	$37	$38
Weighted-average grant-date fair value of RSUs granted	$77.53	$70.62	$48.86

As of December 31, 2018, there was $22 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.83 years.
RSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.

PSUs
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2017(1)	999,999	$56.82		$77
Granted	251,579	$77.75
Conversions to common stock	(303,492)	$57.32
Forfeited	(14,444)	$59.87
PSUs at December 31, 2018(1)(2)(3)(4)	933,642	$62.25	0.88	$55

(1)    All PSUs outstanding at December 31, 2018 and December 31, 2017 are unvested PSUs.

(2)
Includes 441,370 PSUs granted in 2016 that are earned based on the Company’s achievement of earnings per share (“EPS”) during the three-year performance period which ends December 31, 2018 and are subject to the requisite service period which ended February 1, 2019.

(3)
Includes 243,100 PSUs granted in 2017 that are earned based on the Company’s achievement of EPS during the three-year performance period which ends December 31, 2019 and are subject to the requisite service period which ends February 1, 2020.

(4)
Includes 249,172 PSUs granted in 2018 that may be earned based on the Company’s achievement of EPS during the three-year performance period which ends December 31, 2020 and are subject to the requisite service period which ends February 1, 2021.

Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Each PSU outstanding at December 31, 2018 is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to 1.5 shares per unit of the Company’s common stock on the conversion date for the PSU, contingent on the number of PSUs to be issued. PSUs have a performance period of three years and a vesting period of three years. The requisite service period of an award, having both performance and service conditions, is the longest of the explicit, implicit and derived service periods.
The following table summarizes the total intrinsic value of the PSUs converted to common stock and the total grant-date fair value of PSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2018	2017	2016
Intrinsic value of PSUs converted to common stock	$30	$27	$36
Grant-date fair value of PSUs vested	$17	$18	$20
Weighted-average grant-date fair value of PSUs granted	$77.75	$71.17	$48.95

As of December 31, 2018, there was $8 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 0.5 years.
PSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). PSUs include the right to receive dividend equivalents, which will accumulate and pay out in cash if and when the underlying shares are issued.

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
Net Periodic Benefit Cost
Net periodic benefit cost expensed by the Company included the following components (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Service cost, benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	22	23	23
Expected return on plan assets	(26)	(25)	(25)
Net amortization	5	4	4
Net periodic benefit cost	$1	$2	$2

Accumulated Other Comprehensive Income
Pretax amounts recognized in AOCI that have not yet been recognized as components of net periodic benefit cost consist of (dollars in millions):

December 31, 2018
Prior service credit	$2
Net loss	(263)
Total	$(261)

Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Discover Pension Plan’s funded status (dollars in millions):

	For the Years Ended December 31,
	2018	2017
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$603	$546
Interest cost	22	23
Actuarial (gain) loss	(57)	54
Benefits paid	(18)	(20)
Benefit obligation at end of year	550	603

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	424	381
Actual return on plan assets	(36)	63
Employer contributions	85	—
Benefits paid	(18)	(20)
Fair value of plan assets at end of year	455	424

Unfunded status (recorded in accrued expenses and other liabilities)	$(95)	$(179)

Assumptions
The following table presents the assumptions used to determine the benefit obligation:

	December 31,
	2018	2017
Discount rate	4.27%	3.68%

The following table presents the assumptions used to determine net periodic benefit cost:

	For the Years Ended December 31,
	2018	2017	2016
Discount rate	3.68%	4.29%	4.50%
Expected long-term rate of return on plan assets	6.15%	6.50%	6.50%

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

Discover Pension Plan Assets
The targeted asset allocation for 2019 by asset class is 66% and 34% for fixed income securities and equity securities, respectively. The Discover Financial Services Retirement Plan Investment Committee (the “Investment Committee”) determined the asset allocation targets for the Discover Pension Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns were considered as well.
The Discover Pension Plan return objectives provide long-term measures for monitoring the investment performance against growth in the pension obligations. The overall allocation is expected to help protect the Discover Pension Plan’s funded status while generating sufficiently stable real returns (net of inflation) to help cover current and future benefit payments and to improve the Discover Pension Plan’s funded status. Total Discover Pension Plan portfolio performance is assessed by comparing actual returns with relevant benchmarks, such as the S&P 500 Index, the S&P 500 Total Return Index, the Russell 2000 Index and the MSCI All Country World Index.
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

Fair Value Measurements
The Discover Pension Plan’s assets are stated at fair value. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. If a quoted market price is not available, the estimate of the fair value is based on the best information available in the circumstances. The table below presents information about the Discover Pension Plan assets and indicates the level within the fair value hierarchy, as defined by ASC Topic 820, with which each item is associated as of the end of the current period. For a description of the fair value hierarchy, see Note 20: Fair Value Measurements. (dollars in millions):

	Level 1	Level 2	Level 3	Net Asset Value	Total	Net Asset Allocation
Balance at December 31, 2018
Assets
Domestic small/mid cap equity fund	$—	$6	$—	$—	$6	1%
Emerging markets equity fund	—	—	—	17	17	4
Global equity fund	—	82	—	42	124	27
Domestic large cap equity fund	—	7	—	—	7	2
Long duration credit fund	—	125	—	—	125	28
Futures contracts	—	6	—	—	6	1
Non-core fixed income fund	—	—	65	—	65	14
U.S. Treasury securities	59	—	—	—	59	13
Stable value fund	—	1	—	—	1	—
Temporary investment fund	—	45	—	—	45	10
Total assets	$59	$272	$65	$59	$455	100%

Balance at December 31, 2017
Assets
Domestic small/mid cap equity fund	$—	$34	$—	$—	$34	8%
Emerging markets equity fund	—	34	—	—	34	8
Global low volatility equity fund	—	22	—	—	22	5
International core equity fund	—	51	—	—	51	12
Domestic large cap equity fund	—	57	—	—	57	13
Long duration fixed income fund	—	219	—	—	219	52
Stable value fund	—	1	—	—	1	—
Temporary investment fund	—	6	—	—	6	2
Total assets	$—	$424	$—	$—	$424	100%

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2018 and 2017.

Cash Flows
The Company does not expect to make any contributions to the Discover Pension Plan in 2019.
Expected benefit payments associated with the Discover Pension Plan for each of the next five years and in aggregate for the years thereafter are as follows (dollars in millions):

December 31, 2018
2019	$15
2020	$16
2021	$17
2022	$19
2023	$20
Following five years thereafter	$124

Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. The pretax expense associated with the Company contributions for the years ended December 31, 2018, 2017 and 2016 was $69 million, $64 million and $59 million, respectively.

12.	Common and Preferred Stock
Preferred Stock
The Company has 5,700 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (the “preferred stock”), outstanding with a par value of $0.01 per share that were issued on October 31, 2017. Each share of preferred stock has a liquidation preference of $100,000 and is represented by 100 depositary shares. Proceeds, net of underwriting discount, received from the preferred stock issuance totaled approximately $563 million. The preferred stock is redeemable at the Company’s option, subject to regulatory approval, either (1) in whole or in part on any dividend payment date on or after October 30, 2027 or (2) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the preferred stock), in each case at a redemption price equal to $100,000 per share of preferred stock plus declared and unpaid dividends. Any dividends declared on the preferred stock will be payable semi-annually in arrears at a rate of 5.50% per annum through October 30, 2027. Thereafter, dividends declared on preferred stock will be payable quarterly in arrears at a floating rate equal to three-month LIBOR plus a spread of 3.076% per annum. On December 1, 2017, the Company redeemed all outstanding shares of the Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B, for an aggregate price of $575 million and charged to retained earnings $15 million of original issuance costs.
Stock Repurchase Program
On July 19, 2018, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion of its outstanding shares of common stock. The program expires on January 31, 2020 and may be terminated at any time. During the year ended December 31, 2018, the Company repurchased 27,371,072 shares for $2.0 billion.

13.	Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized (Losses) Gains on Available-for-Sale Investment Securities, Net of Tax	Gains (Losses) on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Year Ended December 31, 2018
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)
Cumulative effect of ASU No. 2018-02 adoption(1)	(1)	3	(31)	(29)
Net change	16	9	—	25
Balance at December 31, 2018	$10	$22	$(188)	$(156)

For the Year Ended December 31, 2017
Balance at December 31, 2016	$(3)	$(13)	$(145)	$(161)
Net change	(2)	23	(12)	9
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)

For the Year Ended December 31, 2016
Balance at December 31, 2015	$—	$(20)	$(140)	$(160)
Net change	(3)	7	(5)	(1)
Balance at December 31, 2016	$(3)	$(13)	$(145)	$(161)

(1)	Represents the adjustment to AOCI as a result of adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the second quarter of 2018.

The following table presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Year Ended December 31, 2018
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$23	$(7)	$16
Net change	$23	$(7)	$16
Cash Flow Hedges
Net unrealized gains arising during the period	$17	$(4)	$13
Amounts reclassified from AOCI	(6)	2	(4)
Net change	$11	$(2)	$9

For the Year Ended December 31, 2017
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(3)	$1	$(2)
Net change	$(3)	$1	$(2)
Cash Flow Hedges
Net unrealized gains arising during the period	$23	$(9)	$14
Amounts reclassified from AOCI	15	(6)	9
Net change	$38	$(15)	$23
Pension Plan
Unrealized losses arising during the period	$(15)	$3	$(12)
Net change	$(15)	$3	$(12)

For the Year Ended December 31, 2016
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(4)	$1	$(3)
Net change	$(4)	$1	$(3)
Cash Flow Hedges
Net unrealized losses arising during the period	$(23)	$8	$(15)
Amounts reclassified from AOCI	35	(13)	22
Net change	$12	$(5)	$7
Pension Plan
Unrealized losses arising during the period	$(9)	$4	$(5)
Net change	$(9)	$4	$(5)

14.	Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Postage	$86	$78	$81
Fraud losses and other charges	83	89	98
Supplies	29	39	41
Credit-related inquiry fees	18	17	18
Incentive expense	85	37	24
Other expense	168	164	173
Total other expense	$469	$424	$435

15.	Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Current
U.S. federal	$839	$1,056	$1,066
U.S. state and local	206	96	149
Total	1,045	1,152	1,215
Deferred
U.S. federal	(163)	288	45
U.S. state and local	(27)	(2)	3
Total	(190)	286	48
Income tax expense	$855	$1,438	$1,263

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.6	3.1	2.7
Revaluation of net deferred tax assets and other investments due to tax reform(1)	—	5.1	—
Tax credits	(1.3)	(1.3)	(1.8)
Other	0.5	(1.2)	(1.4)
Effective income tax rate	23.8%	40.7%	34.5%

(1)	See Note 3: Investments — Other Investments for a description of these investments.
For the year ended December 31, 2018, income tax expense decreased $583 million, or 40.5%, and the effective income tax rate decreased 16.9 percentage points as compared to the year ended December 31, 2017. The decrease in both the effective tax rate and income tax expense is primarily due to a reduction in the U.S. federal statutory income tax rate from 35% to 21% and other impacts of TCJA.
Income tax expense increased $175 million, or 13.9%, and the effective tax rate increased 6.2 percentage points for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in both the effective tax rate and income tax expense is primarily due to the revaluation of net deferred tax assets and certain investments as a result of a reduction in the U.S. federal statutory income tax rate from 35% to 21% under the TCJA.
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

	December 31,
	2018	2017
Deferred tax assets
Allowance for loan losses	$730	$522
Compensation and benefits	65	66
Other	44	40
Total deferred tax assets before valuation allowance	839	628
Valuation allowance	(1)	(3)
Total deferred tax assets, net of valuation allowance	838	625
Deferred tax liabilities
Customer fees and rewards	(159)	(145)
Depreciation and software amortization	(137)	(109)
Debt exchange premium	(34)	(41)
Intangibles	(26)	(24)
Other	(48)	(53)
Total deferred tax liabilities	(404)	(372)
Net deferred tax assets(1)	$434	$253

(1)	The change in net deferred tax assets attributable to the TCJA is reflected on the Consolidated Statements of Cash Flows under “Other, net”.
A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$123	$158	$286
Additions
Current year tax positions	5	9	13
Prior year tax positions	6	23	22
Reductions
Prior year tax positions	(17)	(41)	(139)
Settlements with taxing authorities	(25)	(25)	(17)
Expired statute of limitations	(9)	(1)	(7)
Balance at end of period(1)	$83	$123	$158

(1)
For the years ended December 31, 2018, 2017 and 2016, amounts included $74 million, $105 million and $110 million respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were $15 million and $27 million for the years ended December 31, 2018 and 2017, respectively.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in various state, local and foreign tax jurisdictions. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The IRS is currently examining the years 2011-2015. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
The Company has an immaterial amount of state net operating loss carryforwards that are subject to a partial valuation allowance as of December 31, 2018 and a full valuation allowance as of December 31, 2017.

16.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (in millions, except per share amounts):

	For the Years Ended December 31,
	2018	2017	2016
Numerator
Net income	$2,742	$2,099	$2,393
Preferred stock dividends	(31)	(37)	(37)
Issuance costs for Series B preferred stock redemption	—	(15)	—
Net income available to common stockholders	2,711	2,047	2,356
Income allocated to participating securities	(22)	(16)	(17)
Net income allocated to common stockholders	$2,689	$2,031	$2,339

Denominator
Weighted-average shares of common stock outstanding	344	374	405
Effect of dilutive common stock equivalents	1	—	1
Weighted-average shares of common stock outstanding and common stock equivalents	345	374	406

Basic earnings per common share	$7.81	$5.43	$5.77
Diluted earnings per common share	$7.79	$5.42	$5.77

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the years ended December 31, 2018, 2017 and 2016.

17.	Capital Adequacy
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
In 2013, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued final capital rules under the Basel Committee’s December 2010 framework (referred to as “Basel III”) establishing a new comprehensive capital framework for U.S. banking organizations. The final capital rules (“Basel III rules”) substantially revise Basel I rules regarding the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company. The Basel III rules, which became effective for the Company on January 1, 2015, are subject to phase-in periods through the end of 2018. This timing is based on the Company being classified as a “Standardized Approach” entity.
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
As of December 31, 2018, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered “well-capitalized” under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company’s or Discover Bank’s category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
December 31, 2018
Total capital (to risk-weighted assets)
Discover Financial Services	$12,532	13.5%	$7,450	≥8.0%	$9,312	≥10.0%
Discover Bank	$13,106	14.2%	$7,372	≥8.0%	$9,215	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,895	11.7%	$5,587	≥6.0%	$5,587	≥6.0%
Discover Bank	$10,834	11.8%	$5,529	≥6.0%	$7,372	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,895	10.1%	$4,308	≥4.0%	N/A	N/A
Discover Bank	$10,834	10.2%	$4,265	≥4.0%	$5,332	≥5.0%
CET1 capital (to risk-weighted assets)
Discover Financial Services	$10,332	11.1%	$4,191	≥4.5%	N/A	N/A
Discover Bank	$10,834	11.8%	$4,147	≥4.5%	$5,990	≥6.5%

December 31, 2017
Total capital (to risk-weighted assets)
Discover Financial Services	$11,952	13.8%	$6,946	≥8.0%	$8,683	≥10.0%
Discover Bank	$12,364	14.4%	$6,872	≥8.0%	$8,589	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,677	12.3%	$5,210	≥6.0%	$5,210	≥6.0%
Discover Bank	$10,533	12.3%	$5,154	≥6.0%	$6,872	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,677	10.8%	$3,949	≥4.0%	N/A	N/A
Discover Bank	$10,533	10.8%	$3,912	≥4.0%	$4,890	≥5.0%
CET1 capital (to risk-weighted assets)
Discover Financial Services	$10,114	11.6%	$3,907	≥4.5%	N/A	N/A
Discover Bank	$10,533	12.3%	$3,865	≥4.5%	$5,583	≥6.5%

(1)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions.

(2)
The Basel III rules do not establish well-capitalized thresholds for these measures for bank holding companies. Existing well-capitalized thresholds established in the Federal Reserve’s Regulation Y have been included where available.

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. Discover Bank paid dividends of $2.4 billion, $1.9 billion and $1.8 billion in the years ended December 31, 2018, 2017 and 2016, respectively, to the Company.

18.	Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company’s commitments, contingencies and guarantee relationships are described below.

Commitments
Lease Commitments
The Company leases various office space and equipment under capital and non-cancelable operating leases, which expire at various dates through 2029. Future minimum payments on capital leases were not material at December 31, 2018. The following table shows future minimum payments on non-cancelable operating leases with original terms in excess of one year (dollars in millions):

Operating Leases
2019	$13
2020	11
2021	10
2022	8
2023	8
Thereafter	33
Total minimum lease payments	$83

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense under operating lease agreements, which considers contractual escalations, was $15 million, $14 million and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Unused Credit Arrangements
At December 31, 2018, the Company had unused credit arrangements for loans of approximately $196.4 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees, based on historical transaction volume, would be $115 million for merchant guarantees as of December 31, 2018. The maximum potential counterparty exposures to these settlement guarantees for ATM guarantees would be immaterial as of December 31, 2018. The maximum potential counterparty exposures for network alliance guarantees would be $34 million as of December 31, 2018.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2018, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2018, 2017 and 2016.
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
The following table summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Aggregate sales transaction volume(1)	$158,910	$143,551	$136,413

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees on December 31, 2018 or 2017. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of December 31, 2018 and 2017, the Company had escrow deposits and settlement withholdings of $10 million, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.

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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement related expense was not material for the years ended December 31, 2018, 2017 and 2016.
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
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California’s Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys’ fees, costs and injunctive relief. On July 15, 2016, plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the networks, including the Company. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On March 11, 2018, the Court entered an order denying the plaintiffs' motion for class certification without prejudice to filing a renewed motion. Plaintiffs filed a renewed motion for class certification on July 16, 2018. Plaintiffs filed their opening merits expert reports on October 5, 2018, and the parties anticipate that class briefing will be complete by spring of 2019. The

Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2018
Assets
Fair value - OCI
U.S. Treasury securities	$2,586	$—	$—	$2,586
Residential mortgage-backed securities - Agency	—	547	—	547
Available-for-sale investment securities	$2,586	$547	$—	$3,133

Derivative financial instruments - cash flow hedges(1)	$—	$8	$—	$8

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$5	$—	$5

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Balance at December 31, 2017
Assets
Fair value - OCI
U.S. Treasury securities	$672	$—	$—	$672
Residential mortgage-backed securities - Agency	—	723	—	723
Available-for-sale investment securities	$672	$723	$—	$1,395

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$4	$—	$4

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$3	$—	$3

(1)
Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's consolidated statements of financial condition.

Fair value hedge derivative financial instruments in a liability position were immaterial at December 31, 2018 and 2017. There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2018 and 2017.

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
At December 31, 2018, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $549 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the years ended December 31, 2018 and 2017, the Company had no material impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company’s financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$233	$—	$233	$237
Held-to-maturity investment securities	$—	$233	$—	$233	$237

Net loan receivables	$—	$—	$90,787	$90,787	$87,471

Carrying value approximates fair value(1)
Cash and cash equivalents	$13,299	$—	$—	$13,299	$13,299
Restricted cash	$1,846	$—	$—	$1,846	$1,846
Accrued interest receivables(2)	$—	$951	$—	$951	$951

Liabilities
Amortized cost
Time deposits(3)	$—	$34,635	$—	$34,635	$34,788

Long-term borrowings - owed to securitization investors	$—	$16,701	$217	$16,918	$16,917
Other long-term borrowings	—	10,325	—	10,325	10,311
Long-term borrowings	$—	$27,026	$217	$27,243	$27,228

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$292	$—	$292	$292

(1) The carrying values of these assets and liabilities approximate fair value due to the nature of their liquidity (i.e., due or payable in less than one year).
(2) Accrued interest receivable and payable carrying values are presented as part of other assets or accrued expenses and other liabilities, respectively, in the
Company’s consolidated statements of financial condition.
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

(2)
Accrued interest receivable and payable carrying values are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's consolidated statements of financial condition.

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
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 20: Fair Value Measurements for a description of the valuation methodologies of derivatives. Cash collateral amounts associated with derivative positions that are cleared through an exchange are legally characterized as settlement of the derivative positions. Such collateral amounts are reflected as offsets to the associated derivatives balances recorded in other assets or in accrued expenses and other liabilities. Other cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the consolidated statements of financial condition. Collateral amounts recorded in the consolidated statements of financial condition are based on the net collateral posted or held position for each applicable legal entity’s master netting arrangement with each counterparty.
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
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at December 31, 2018 will be reclassified to interest expense as interest payments are accrued on certain of the Company’s floating-rate securitized debt and deposits. During the next 12 months, the Company estimates it will reclassify $10 million of pretax benefit to interest expense related to its derivatives designated as cash flow hedges.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	December 31, 2018				December 31, 2017
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$2,450	5	$8	$2	$3,800	$2	$3
Interest rate swaps—fair value hedge	$8,000	10	5	—	$7,333	4	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$33	7	—	—	$23	—	—
Total gross derivative assets/liabilities(2)			13	2		6	3

Less: collateral held/posted(3)			(8)	(2)		(1)	(3)
Total net derivative assets/liabilities			$5	$—		$5	$—

(1)
The foreign exchange forward contracts have notional amounts of EUR 9 million, GBP 12 million, SGD 1 million and INR 464 million as of December 31, 2018 and notional amounts of EUR 7 million, GBP 5 million, SGD 1 million and INR 464 million as of December 31, 2017.

(2)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At December 31, 2018, the Company had one outstanding contract with a notional amount of $79 million and immaterial fair value. At December 31, 2017, the Company had one outstanding contract with a notional amount of $54 million and immaterial fair value.

(3)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustment for fair value hedges (dollars in millions):

	December 31, 2018
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities
Long-term borrowings	$7,893	$(91)

The following table summarizes the impact of the derivative instruments on income and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Year Ended December 31, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(1,238)	$(901)	$97

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$6	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(18)	$—
Gains (losses) on interest rate swaps	—	(23)	—
Total gains (losses) on fair value hedges	$—	$(41)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

For the Year Ended December 31, 2017
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(846)	$(802)	$92

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(8)	$(7)	$—

Gains (losses) on fair value hedging relationship
Gains on hedged items	$—	$37	$—
(Losses) gains on interest rate swaps	(1)	(28)	—
Total (losses) gains on fair value hedges	$(1)	$9	$—

The effects of derivatives not designated in hedging relationships
Gains (losses) on derivatives not designated as hedges	$—	$—	$(2)

The following table summarizes the impact of the derivative instruments on income and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Year Ended December 31, 2016
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(687)	$(711)	$89

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(13)	$(22)	$—

Gains (losses) on fair value hedging relationship
Gains on hedged items	$3	$75	$—
Gains (losses) on interest rate swaps	5	(50)	—
Total gains on fair value hedges	$8	$25	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

For the impact of the derivative instruments on OCI, see Note 13: Accumulated Other Comprehensive Income.
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
At December 31, 2018, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of December 31, 2018 would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of December 31, 2018, and therefore, no collateral was required.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2018
Interest income
Credit card loans	$8,835	$—	$8,835
Private student loans	614	—	614
PCI student loans	139	—	139
Personal loans	935	—	935
Other	369	1	370
Total interest income	10,892	1	10,893
Interest expense	2,139	—	2,139
Net interest income	8,753	1	8,754
Provision for loan losses	3,035	—	3,035
Other income	1,645	310	1,955
Other expense	3,918	159	4,077
Income before income tax expense	$3,445	$152	$3,597

For the Year Ended December 31, 2017
Interest income
Credit card loans	$7,907	$—	$7,907
Private student loans	523	—	523
PCI student loans	159	—	159
Personal loans	860	—	860
Other	199	—	199
Total interest income	9,648	—	9,648
Interest expense	1,648	—	1,648
Net interest income	8,000	—	8,000
Provision for loan losses	2,586	(7)	2,579
Other income	1,607	290	1,897
Other expense	3,629	152	3,781
Income before income tax expense	$3,392	$145	$3,537

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2016
Interest income
Credit card loans	$7,155	$—	$7,155
Private student loans	444	—	444
PCI student loans	185	—	185
Personal loans	719	—	719
Other	113	—	113
Total interest income	8,616	—	8,616
Interest expense	1,398	—	1,398
Net interest income	7,218	—	7,218
Provision for loan losses	1,858	1	1,859
Other income	1,611	270	1,881
Other expense	3,422	162	3,584
Income before income tax expense	$3,549	$107	$3,656

23.	Revenue from Contracts with Customers
ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), generally applies to the sales of any good or service for which no other specific accounting guidance is provided. ASC 606 defines a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. The Company’s revenue that is subject to this model includes discount and interchange, protection products fees, transaction processing revenue, and amounts classified as other income.

The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,022	$52	$1,074
Protection products revenue	204	—	204
Transaction processing revenue	—	178	178
Other income	17	80	97
Total other income subject to ASC 606(2)	1,243	310	1,553
Other income not subject to ASC 606
Loan fee income	402	—	402
Total other income not subject to ASC 606	402	—	402
Total other income by operating segment	$1,645	$310	$1,955

For the Year Ended December 31, 2017
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,009	$43	$1,052
Protection products revenue	223	—	223
Transaction processing revenue	—	167	167
Other income	9	80	89
Total other income subject to ASC 606(2)	1,241	290	1,531
Other income not subject to ASC 606
Loan fee income	363	—	363
Other income	3	—	3
Total other income not subject to ASC 606	366	—	366
Total other income by operating segment	$1,607	$290	$1,897

For the Year Ended December 31, 2016
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,018	$37	$1,055
Protection products revenue	239	—	239
Transaction processing revenue	—	155	155
Other income	11	78	89
Total other income subject to ASC 606(2)	1,268	270	1,538
Other income not subject to ASC 606
Loan fee income	343	—	343
Total other income not subject to ASC 606	343	—	343
Total other income by operating segment	$1,611	$270	$1,881

(1)	Net of rewards, including Cashback Bonus rewards, of $1.8 billion, $1.6 billion and $1.4 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Excludes $3 million, $2 million and $2 million deposit product fees that are reported within net interest income for the years ended December 31, 2018, 2017 and 2016, respectively.
For a detailed description of the Company’s significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies.

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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2018	2017
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$1,586	$2,043
Restricted cash	20	4
Notes receivable from subsidiaries(2)	821	759
Investments in bank subsidiaries	10,891	10,560
Investments in non-bank subsidiaries	752	1,048
Other assets	676	254
Total assets	$14,746	$14,668

Liabilities and Stockholders’ Equity
Non-interest bearing deposit accounts	$4	$2
Short-term borrowings from subsidiaries	240	351
Long-term borrowings	3,089	3,012
Accrued expenses and other liabilities	283	411
Total liabilities	3,616	3,776
Stockholders’ equity	11,130	10,892
Total liabilities and stockholders’ equity	$14,746	$14,668

(1)
The Parent Company had $1.4 billion and $2.0 billion in a money market deposit account at Discover Bank as of December 31, 2018 and 2017, respectively, which is included in cash and cash equivalents. These funds are available to the Parent for liquidity purposes.

(2)
The Parent Company advanced $500 million to Discover Bank as of December 31, 2018 and 2017, which is included in notes receivable from subsidiaries. These funds are available to the Parent for liquidity purposes.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Income

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in millions)
Interest income	$67	$55	$39
Interest expense	189	178	139
Net interest expense	(122)	(123)	(100)
Dividends from bank subsidiaries	2,375	1,895	1,800
Dividends from non-bank subsidiaries	450	15	269
Total income	2,703	1,787	1,969
Other expense	—	—	1
Income before income tax benefit and equity in undistributed net income of subsidiaries	2,703	1,787	1,968
Income tax benefit	33	40	40
Equity in undistributed net income of subsidiaries	6	272	385
Net income	2,742	2,099	2,393
OCI, net	25	9	(1)
Comprehensive income	$2,767	$2,108	$2,392

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in millions)
Cash flows from operating activities
Net income	$2,742	$2,099	$2,393
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(6)	(272)	(385)
Stock-based compensation expense	81	75	64
Deferred income taxes	(5)	1	(9)
Depreciation and amortization	34	31	27
Changes in assets and liabilities
(Increase) decrease in other assets	(416)	(54)	10
(Decrease) increase in other liabilities and accrued expenses	(129)	43	52
Net cash provided by operating activities	2,301	1,923	2,152

Cash flows from investing activities
(Increase) decrease in investment in subsidiaries	(3)	—	(1)
Increase in loans to subsidiaries	(62)	(8)	(15)
Net cash used for investing activities	(65)	(8)	(16)

Cash flows from financing activities
Net (decrease) increase in short-term borrowings from subsidiaries	(110)	130	(93)
Proceeds from issuance of common stock	6	5	7
Proceeds from issuance of long-term borrowings	49	1,127	130
Maturities and repayment of long-term borrowings	(6)	(404)	—
Purchases of treasury stock	(2,065)	(2,081)	(1,908)
Net increase (decrease) in deposits	1	(11)	10
Proceeds from issuance of preferred stock	—	563	—
Payments on redemption of preferred stock	—	(575)	—
Dividends paid on common and preferred stock	(552)	(527)	(514)
Net cash used for financing activities	(2,677)	(1,773)	(2,368)
(Decrease) increase in cash, cash equivalents and restricted cash	(441)	142	(232)
Cash, cash equivalents and restricted cash, at beginning of period	2,047	1,905	2,137
Cash, cash equivalents and restricted cash, at end of period	$1,606	$2,047	$1,905

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,586	$2,043	$1,901
Restricted cash	20	4	4
Cash, cash equivalents and restricted cash, at end of period	$1,606	$2,047	$1,905

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest expense	$156	$132	$112
Income taxes, net of income tax refunds	$(22)	$(27)	$23

26.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2018 and determined that there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

27.	Quarterly Results
The following table provides unaudited quarterly results (dollars in millions, except per share data):

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Interest income	$2,907	$2,781	$2,636	$2,569	$2,556	$2,476	$2,338	$2,278
Interest expense	605	558	507	469	436	426	400	386
Net interest income	2,302	2,223	2,129	2,100	2,120	2,050	1,938	1,892
Provision for loan losses	800	742	742	751	679	674	640	586
Other income	505	501	474	475	494	475	481	447
Other expense	1,110	1,015	984	968	1,036	948	912	885
Income before income tax expense	897	967	877	856	899	903	867	868
Income tax expense	210	247	208	190	512	301	321	304
Net income	$687	$720	$669	$666	$387	$602	$546	$564
Net income allocated to common stockholders(1)	$681	$699	$663	$646	$359	$589	$532	$551
Basic earnings per common share(1)	$2.04	$2.05	$1.91	$1.82	$0.99	$1.59	$1.41	$1.43
Diluted earnings per common share(1)	$2.03	$2.05	$1.91	$1.82	$0.99	$1.59	$1.40	$1.43

(1)
Because the inputs to net income allocated to common stockholders and earnings per share are calculated using weighted averages for the quarter, the sum of all four quarters may differ from the year to date amounts in the consolidated statements of income.

Glossary of Acronyms

•	ALCO: Asset and Liability Management Committee

•	AOCI: Accumulated Other Comprehensive Income

•	ASC: Accounting Standards Codification

•	ASU: Accounting Standards Updates

•	BCBS: Basel Committee on Banking Supervision

•	CCAR: Comprehensive Capital Analysis and Review

•	CCB: Capital Conservation Buffer

•	CCPA: California Consumer Privacy Act

•	CECL: Current Expected Credit Loss

•	CEO: Chief Executive Officer

•	CET1: Common Equity Tier 1

•	CFPB: Consumer Financial Protection Bureau

•	COSO: Committee of Sponsoring Organizations of the Treadway Commission

•	CRM: Corporate Risk Management

•	CRO: Chief Risk Officer

•	DCENT: Discover Card Execution Note Trust

•	DCMT: Discover Card Master Trust

•	DFS: Discover Financial Services

•	EGRRCPA: Economic Growth, Regulatory Relief, and Consumer Protection Act

•	EPS: Earnings Per Share

•	EWIs: Early Warning Indicators

•	FASB: Financial Accounting Standards Board

•	FDIA: Federal Deposit Insurance Act

•	FDIC: Federal Deposit Insurance Corporation

•	FFIEC: Federal Financial Institutions Examination Council

•	GAAP: Generally Accepted Accounting Principles

•	IRS: Internal Revenue Service

•	KRIs: Key Risk Indicators

•	LIBOR: London Interbank Offered Rate

•	OCI: Other Comprehensive Income

•	PCAOB: Public Company Accounting Oversight Board

•	PCD: Purchased Credit-Deteriorated

•	PCI: Payment Card Industry

•	POS: Point-of-sale

•	PSUs: Performance Stock Units

•	RSUs: Restricted Stock Units

•	SEC: Securities and Exchange Commission

•	SIFI: Systemically Important Financial Institution

•	SLC: The Student Loan Corporation

•	TCJA: The Tax Cuts and Jobs Act

•	TDRs: Troubled Debt Restructuring

•	VIEs: Variable Interest Entries

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.
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
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on May 16, 2019 (“Proxy Statement”) is incorporated by reference herein.
“Corporate Governance — Information Concerning Nominees for Election as Directors”
“Stock Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance”
“Corporate Governance — Process for Nominating Directors - Shareholder Recommendations for Director Candidates”
“Corporate Governance — Board Roles and Responsibilities — Board and Committee Meetings”
Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.discover.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our internet site.

Item 11.	Executive Compensation
Information regarding executive compensation under the following captions in our Proxy Statement is incorporated by reference herein.
“Corporate Governance — Director Compensation”
“Executive Compensation”
“Compensation Discussion and Analysis”
“2018 Executive Compensation Tables”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2018, is set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights(1)	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,540,136	N/A	24,626,761
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,540,136	N/A	24,626,761

(1)
Includes 2,606,494 vested and unvested restricted stock units and 933,642 vested and unvested performance stock units that can be converted to up to 1.5 shares per each unit dependent on the performance factor.

Information related to the beneficial ownership of our common stock is presented under the caption “Stock Ownership Information — Beneficial Ownership of Company Common Stock” in our Proxy Statement and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence under the following captions in our Proxy Statement is incorporated by reference herein.
“Other Matters — Certain Transactions”
“Corporate Governance — Information Concerning Nominees for Election as Directors — Director Independence”

Item 14.	Principal Accounting Fees and Services
Information regarding principal accounting fees and services in our Proxy Statement is incorporated by reference herein.

Part IV.

Part IV | Item 15.	Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear on pages 74 through 143 herein.
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

10.57†
Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Director’s Compensation Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.58†
Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.59†
Form 2018 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.60†
Amendment to 2017 Directors' Annual Equity Award Certificate for Restricted Stock Units of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.61†
Amendment No. 6 to the Directors’ Compensation Plan of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.5 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.62†	Amendment No. 7 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019.

10.63†	Amendment No. 8 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

Item 16.	Form 10-K Summary
None.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President, Chief Financial Officer
Date: February 20, 2019

Power of Attorney
We, the undersigned, hereby severally constitute D. Christopher Greene, our true and lawful attorney with full power to him to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2019.

Signature	Title

/s/ ROGER C. HOCHSCHILD	Chief Executive Officer and President, Director
Roger C. Hochschild

/s/ R. MARK GRAF	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
R. Mark Graf

/s/ EDWARD W. MCGROGAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Edward W. McGrogan

/s/ LAWRENCE A. WEINBACH	Chairman of the Board
Lawrence A. Weinbach

/s/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/s/ MARY K. BUSH	Director
Mary K. Bush

/s/ GREGORY C. CASE	Director
Gregory C. Case

/s/ CANDACE H. DUNCAN	Director
Candace H. Duncan

/s/ JOSEPH F. EAZOR	Director
Joseph F. Eazor

/s/ CYNTHIA A. GLASSMAN	Director
Cynthia A. Glassman

/s/ THOMAS G. MAHERAS	Director
Thomas G. Maheras

/s/ MICHAEL H. MOSKOW	Director
Michael H. Moskow

/s/ MARK A. THIERER	Director
Mark A. Thierer