Form 10-Q
period 2019-03-31
Discover Financial Services
filed 2019-05-02
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33378
DISCOVER FINANCIAL SERVICES
(Exact name of registrant as specified in its charter)

Delaware		36-2517428
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2500 Lake Cook Road, Riverwoods, Illinois 60015		(224) 405-0900
(Address of principal executive offices, including zip code)		(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	DFS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2019, there were 323,728,882 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover it®, Freeze it®, College Covered®, and Diners Club International®. All other trademarks, trade names and service marks included in this quarterly report on Form 10-Q are the property of their respective owners.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	March 31, 2019	December 31, 2018
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$15,169	$13,299
Restricted cash	44	1,846
Other short-term investments	1,000	—
Investment securities (includes $5,000 and $3,133 at fair value at March 31, 2019 and December 31, 2018, respectively)	5,243	3,370
Loan receivables
Loan receivables	88,743	90,512
Allowance for loan losses	(3,134)	(3,041)
Net loan receivables	85,609	87,471
Premises and equipment, net	980	936
Goodwill	255	255
Intangible assets, net	160	161
Other assets	2,260	2,215
Total assets	$110,720	$109,553
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$68,254	$67,084
Non-interest bearing deposit accounts	662	675
Total deposits	68,916	67,759
Long-term borrowings	26,276	27,228
Accrued expenses and other liabilities	4,269	3,436
Total liabilities	99,461	98,423
Commitments, contingencies and guarantees (Notes 8, 11 and 12)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 565,973,417 and 564,851,848 shares issued at March 31, 2019 and December 31, 2018, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 5,700 shares issued and outstanding and aggregate liquidation preference of $570 at March 31, 2019 and December 31, 2018	563	563
Additional paid-in capital	4,148	4,130
Retained earnings	19,484	18,906
Accumulated other comprehensive loss	(136)	(156)
Treasury stock, at cost; 240,587,890 and 233,406,005 shares at March 31, 2019 and December 31, 2018, respectively	(12,806)	(12,319)
Total stockholders' equity	11,259	11,130
Total liabilities and stockholders' equity	$110,720	$109,553

The table below presents the carrying amounts of certain assets and liabilities of Discover Financial Services' consolidated variable interest entities ("VIEs"), which are included in the condensed consolidated statements of financial condition above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated VIEs. The liabilities in the table below include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts for which creditors have recourse to the general credit of Discover Financial Services.

	March 31, 2019	December 31, 2018
	(unaudited) (dollars in millions)
Assets
Restricted cash	$44	$1,846
Loan receivables	$31,539	$33,424
Allowance for loan losses allocated to securitized loan receivables	$(1,156)	$(1,150)
Other assets	$5	$7
Liabilities
Long-term borrowings	$15,351	$16,917
Accrued expenses and other liabilities	$18	$18

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended March 31,
	2019	2018
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,362	$2,090
Other loans	457	417
Investment securities	28	7
Other interest income	90	55
Total interest income	2,937	2,569
Interest expense
Deposits	386	262
Long-term borrowings	246	207
Total interest expense	632	469
Net interest income	2,305	2,100
Provision for loan losses	809	751
Net interest income after provision for loan losses	1,496	1,349
Other income
Discount and interchange revenue, net	231	254
Protection products revenue	49	53
Loan fee income	104	96
Transaction processing revenue	46	43
Other income	28	29
Total other income	458	475
Other expense
Employee compensation and benefits	425	405
Marketing and business development	195	185
Information processing and communications	99	82
Professional fees	167	155
Premises and equipment	28	26
Other expense	110	115
Total other expense	1,024	968
Income before income tax expense	930	856
Income tax expense	204	190
Net income	$726	$666
Net income allocated to common stockholders	$705	$646
Basic earnings per common share	$2.15	$1.82
Diluted earnings per common share	$2.15	$1.82

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
	2019	2018
	(unaudited) (dollars in millions)
Net income	$726	$666
Other comprehensive income, net of tax
Unrealized gains (losses) on available-for-sale investment securities, net of tax	31	(7)
Unrealized (losses) gains on cash flow hedges, net of tax	(12)	19
Unrealized pension and post-retirement plan gains, net of tax	1	1
Other comprehensive income	20	13
Comprehensive income	$746	$679

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
	For the Three Months Ended March 31, 2018
Balance at December 31, 2017	6	$563	563,498	$6	$4,042	$16,687	$(152)	$(10,254)	$10,892
Net income	—	—	—	—	—	666	—	—	666
Other comprehensive income	—	—	—	—	—	—	13	—	13
Purchases of treasury stock	—	—	—	—	—	—	—	(584)	(584)
Common stock issued under employee benefit plans	—	—	23	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	989	—	24	—	—	—	24
Dividends — common stock ($0.35 per share)	—	—	—	—	—	(126)	—	—	(126)
Dividends — preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at March 31, 2018	6	$563	564,510	$6	$4,068	$17,211	$(139)	$(10,838)	$10,871

	For the Three Months Ended March 31, 2019
Balance at December 31, 2018	6	$563	564,852	$6	$4,130	$18,906	$(156)	$(12,319)	$11,130
Net income	—	—	—	—	—	726	—	—	726
Other comprehensive income	—	—	—	—	—	—	20	—	20
Purchases of treasury stock	—	—	—	—	—	—	—	(487)	(487)
Common stock issued under employee benefit plans	—	—	27	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	1,094	—	16	—	—	—	16
Dividends — common stock ($0.40 per share)	—	—	—	—	—	(132)	—	—	(132)
Dividends — preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at March 31, 2019	6	$563	565,973	$6	$4,148	$19,484	$(136)	$(12,806)	$11,259

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2019	2018
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$726	$666
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	809	751
Depreciation and amortization	99	107
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(101)	(101)
Net loss on investments and other assets	10	11
Other, net	(1)	(96)
Changes in assets and liabilities
(Increase) decrease in other assets	(29)	251
Increase (decrease) in accrued expenses and other liabilities	822	(351)
Net cash provided by operating activities	2,335	1,238

Cash flows from investing activities
Purchases of other short-term investments	(1,000)	—
Maturities of available-for-sale investment securities	34	44
Purchases of available-for-sale investment securities	(1,856)	—
Maturities of held-to-maturity investment securities	6	4
Purchases of held-to-maturity investment securities	(12)	(33)
Net principal repaid on loans originated for investment	1,148	959
Purchases of other investments	(6)	—
Purchases of premises and equipment	(82)	(58)
Net cash (used for) provided by investing activities	(1,768)	916

Cash flows from financing activities
Proceeds from issuance of securitized debt	1,241	1,666
Maturities and repayment of securitized debt	(2,860)	(1,794)
Proceeds from issuance of other long-term borrowings	596	822
Maturities and repayment of other long-term borrowings	(3)	(751)
Proceeds from issuance of common stock	2	2
Purchases of treasury stock	(487)	(584)
Net increase in deposits	1,146	2,338
Dividends paid on common and preferred stock	(134)	(142)
Net cash (used for) provided by financing activities	(499)	1,557
Net increase in cash, cash equivalents and restricted cash	68	3,711
Cash, cash equivalents and restricted cash, at beginning of period	15,145	13,387
Cash, cash equivalents and restricted cash, at end of period	$15,213	$17,098

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,169	$17,011
Restricted cash	44	87
Cash, cash equivalents and restricted cash, at end of period	$15,213	$17,098

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
Description of Business
Discover Financial Services ("DFS" or the "Company") is a direct banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company provides direct banking products and services and payment services through its subsidiaries. The Company offers its customers credit card loans, private student loans, personal loans, home equity loans and deposit products. The Company also operates the Discover Network, the PULSE network ("PULSE") and Diners Club International ("Diners Club"). The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
The Company's business activities are managed in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in business segment reporting, see Note 15: Segment Disclosures.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's 2018 audited consolidated financial statements filed with the Company's annual report on Form 10-K for the year ended December 31, 2018.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss model with the current expected credit loss ("CECL") approach. For loans carried at amortized cost, the allowance for loan losses will be based on management's current estimate of all expected credit losses over the remaining contractual term of the loans. Upon the origination of a loan, the Company will have to record its estimate of all expected credit losses on that loan through an immediate charge to earnings. Updates to that estimate each period will be recorded through provision expense. The CECL estimate is to be based on historical experience, current conditions and reasonable and supportable forecasts.
The CECL approach is expected to increase the Company's allowance for loan losses as a result of: (1) recording reserves for expected losses, not simply those deemed to be already incurred, (2) extending the loss estimate period over the entire life of the loan and (3) reclassification of the credit loss component of the purchased credit-impaired ("PCI") loan portfolio out of loan carrying value and into the allowance for loan losses. The allowance for loan losses on all loans carried at amortized cost, including PCI loans and loans modified in a troubled debt restructuring ("TDR") will be measured under the CECL approach. Existing specialized measurement guidance for PCI loans, which the ASU refers to as purchased credit-deteriorated ("PCD"), and TDRs will be eliminated, although certain separate disclosure guidance will be retained. Measurement of credit impairment of available-for-sale debt securities will generally remain unchanged under the new rules, but any such impairment will be recorded through an allowance, rather than a direct write-down of the security.

The ASU is effective for the Company on January 1, 2020. A cross-functional governance structure is in place to oversee the implementation of the standard. The Company is refining loss forecasting models and technological solutions, and advancing processes and controls in support of the new standard. Management continues to evaluate key accounting interpretations and the time period over which losses can be reasonably estimated. Upon adoption, the allowance for loan losses is expected to increase with an offsetting adjustment to retained earnings. Additionally, the carrying value of PCD loans will be increased through an offsetting addition to the allowance for loan losses. Adoption of the standard has the potential to materially impact stockholders' equity and regulatory capital as well as the Company's consolidated financial condition and results of operations. The extent of the impact upon adoption will likely depend on the characteristics of the Company's loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to capitalize most leases on their balance sheet whereas under previous GAAP, only leases previously identified as capital leases were recognized on the lessee's balance sheet. Leases previously identified as capital leases are generally identified as financing leases under the new guidance but otherwise their accounting treatment remains relatively unchanged. Leases previously identified as operating leases generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments are required to be recognized on the balance sheet for this type of lease. The manner in which expenses associated with all leases are reported on the income statement remains mostly unchanged. Lessor accounting also remains substantially unchanged by the new standard. The new guidance became effective for the Company on January 1, 2019 and, as permitted by the standard, management elected to recognize a cumulative-effect adjustment as of the effective date without adjusting comparative prior periods. Additionally, management elected the package of practical expedients to not reassess prior conclusions related to (1) contracts containing leases, (2) lease classification and (3) initial direct costs. Management also made an accounting policy election to exclude short-term leases of one year or less from the balance sheet. As a result of adoption, the Company recorded immaterial adjustments to other assets and accrued expenses and other liabilities to recognize operating lease right-of-use assets of $49 million and operating lease liabilities of $56 million, respectively. Leases are not material to the Company or its consolidated financial statements.

2.	Investments
The Company's other short-term investments and investment securities consist of the following (dollars in millions):

	March 31, 2019	December 31, 2018
Certificates of deposit(1)	$1,000	$—
Total other short-term investments	$1,000	$—

U.S. Treasury securities(2)	$4,482	$2,586
Residential mortgage-backed securities - Agency(3)	761	784
Total investment securities	$5,243	$3,370

(1)	Includes certificates of deposit with maturity dates greater than 90 days but less than on year at the time of acquisition.

(2)	Includes $47 million and $42 million of U.S. Treasury securities pledged as swap collateral as of March 31, 2019 and December 31, 2018, respectively.

(3)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2019
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$4,421	$62	$(1)	$4,482
Residential mortgage-backed securities - Agency	524	—	(6)	518
Total available-for-sale investment securities	$4,945	$62	$(7)	$5,000
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$243	$1	$(2)	$242
Total held-to-maturity investment securities	$243	$1	$(2)	$242

At December 31, 2018
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,559	$27	$—	$2,586
Residential mortgage-backed securities - Agency	559	—	(12)	547
Total available-for-sale investment securities	$3,118	$27	$(12)	$3,133
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$237	$—	$(4)	$233
Total held-to-maturity investment securities	$237	$—	$(4)	$233

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2019
Available-for-Sale Investment Securities
U.S. Treasury securities	1	$125	$(1)	$—	$—
Residential mortgage-backed securities - Agency	29	$—	$—	$457	$(6)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	78	$6	$—	$125	$(2)

At December 31, 2018
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	31	$110	$(1)	$437	$(11)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	90	$101	$(1)	$83	$(3)

There were no losses related to other-than-temporary impairments and no proceeds from sales or recognized gains and losses on available-for-sale securities during the three months ended March 31, 2019 and 2018. See Note 7: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three months ended March 31, 2019 and 2018.

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At March 31, 2019	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$125	$3,809	$487	$—	$4,421
Residential mortgage-backed securities - Agency(1)	—	80	444	—	524
Total available-for-sale investment securities	$125	$3,889	$931	$—	$4,945
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$243	$243
Total held-to-maturity investment securities	$—	$—	$—	$243	$243
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$125	$3,860	$497	$—	$4,482
Residential mortgage-backed securities - Agency(1)	—	79	439	—	518
Total available-for-sale investment securities	$125	$3,939	$936	$—	$5,000
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$242	$242
Total held-to-maturity investment securities	$—	$—	$—	$242	$242

(1)	Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of March 31, 2019 and December 31, 2018, the Company had outstanding investments in these entities of $284 million and $295 million, respectively, and related contingent liabilities of $43 million and $49 million, respectively. Of the above outstanding equity investments, the Company had $262 million and $271 million of investments related to affordable housing projects as of March 31, 2019 and December 31, 2018, respectively, which had $30 million related contingent liabilities.

3.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company's classes of receivables within the three portfolio segments are depicted in the following table (dollars in millions):

	March 31, 2019	December 31, 2018
Credit card loans(1)	$70,789	$72,876
Other loans
Personal loans	7,428	7,454
Private student loans	8,071	7,728
Other	924	817
Total other loans	16,423	15,999
PCI loans(2)	1,531	1,637
Total loan receivables	88,743	90,512
Allowance for loan losses	(3,134)	(3,041)
Net loan receivables	$85,609	$87,471

(1)
Amounts include carrying values of $20.3 billion and $22.0 billion in underlying investors' interest in trust debt at March 31, 2019 and December 31, 2018, respectively, and $10.9 billion and $11.1 billion in seller's interest at March 31, 2019 and December 31, 2018, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

(2)
Amounts include carrying values of $344 million and $363 million in loans pledged as collateral against the note issued from The Student Loan Corporation ("SLC") securitization trust at March 31, 2019 and December 31, 2018, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

Credit Quality Indicators
The Company regularly reviews its collection experience (including delinquencies and net charge-offs) in determining its allowance for loan losses.
Information related to the delinquent and non-accruing loans in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At March 31, 2019
Credit card loans(2)	$840	$891	$1,731	$801	$252
Other loans
Personal loans(3)	80	32	112	30	11
Private student loans (excluding PCI)(4)	107	35	142	35	8
Other	2	1	3	—	19
Total other loans (excluding PCI)	189	68	257	65	38
Total loan receivables (excluding PCI)	$1,029	$959	$1,988	$866	$290

At December 31, 2018
Credit card loans(2)	$885	$887	$1,772	$781	$266
Other loans
Personal loans(3)	84	35	119	33	11
Private student loans (excluding PCI)(4)	117	38	155	37	8
Other	2	1	3	—	17
Total other loans (excluding PCI)	203	74	277	70	36
Total loan receivables (excluding PCI)	$1,088	$961	$2,049	$851	$302

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $12 million and $9 million for the three months ended March 31, 2019 and 2018, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)	Credit card loans that are 90 or more days delinquent and accruing interest include $134 million and $116 million of loans accounted for as TDRs at March 31, 2019 and December 31, 2018, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $6 million and $5 million of loans accounted for as TDRs at March 31, 2019 and December 31, 2018, respectively.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $8 million and $7 million of loans accounted for as TDRs at March 31, 2019 and December 31, 2018, respectively.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended March 31,
	2019		2018
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$616	3.50%	$540	3.32%
Other loans
Personal loans	84	4.53%	73	4.03%
Private student loans (excluding PCI)	15	0.79%	22	1.17%
Total other loans	99	2.45%	95	2.52%
Net charge-offs (excluding PCI)	$715	3.31%	$635	3.17%
Net charge-offs (including PCI)	$715	3.25%	$635	3.09%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.
As part of credit risk management activities, on an ongoing basis, the Company reviews information related to the performance of a customer's account with the Company as well as information from credit bureaus, such as FICO or other credit scores, relating to the customer's broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed monthly or quarterly thereafter to assist in predicting customer behavior. Historically, the Company has noted that a significant portion of delinquent accounts have FICO scores below 660.
The following table provides the most recent FICO scores available for the Company’s customers as a percentage of each class of loan receivables:

	Credit Risk Profile by FICO Score
	660 and Above	Less than 660 or No Score
At March 31, 2019
Credit card loans	80%	20%
Personal loans	94%	6%
Private student loans (excluding PCI)(1)	94%	6%

At December 31, 2018
Credit card loans	81%	19%
Personal loans	94%	6%
Private student loans (excluding PCI)(1)	94%	6%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At March 31, 2019 and December 31, 2018, there were $49 million and $37 million, respectively, of private student loans, including those classified as PCI, in forbearance, representing 0.9% and 0.7%, respectively, of total student loans in repayment and forbearance.

Allowance for Loan Losses
The following tables provide changes in the Company's allowance for loan losses (dollars in millions):

	For the Three Months Ended March 31, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,528	$338	$169	$6	$3,041
Additions
Provision for loan losses	710	84	15	—	809
Deductions
Charge-offs	(774)	(94)	(19)	—	(887)
Recoveries	158	10	4	—	172
Net charge-offs	(616)	(84)	(15)	—	(715)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,622	$338	$168	$6	$3,134

	For the Three Months Ended March 31, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	645	73	31	2	751
Deductions
Charge-offs	(663)	(81)	(25)	—	(769)
Recoveries	123	8	3	—	134
Net charge-offs	(540)	(73)	(22)	—	(635)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,252	$301	$170	$13	$2,736

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.
Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$127	$109
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$31	$27

The following tables provide additional detail of the Company's allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At March 31, 2019
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,251	$286	$119	$4	$2,660
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	371	52	25	2	450
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	24	—	24
Total allowance for loan losses	$2,622	$338	$168	$6	$3,134
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$68,234	$7,262	$7,867	$866	$84,229
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	2,555	166	204	58	2,983
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,531	—	1,531
Total recorded investment	$70,789	$7,428	$9,602	$924	$88,743

At December 31, 2018
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,229	$292	$121	$4	$2,646
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	299	46	23	2	370
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	25	—	25
Total allowance for loan losses	$2,528	$338	$169	$6	$3,041
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$70,628	$7,302	$7,546	$761	$86,237
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	2,248	152	182	56	2,638
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,637	—	1,637
Total recorded investment	$72,876	$7,454	$9,365	$817	$90,512

(1)	Includes both PCI and non-PCI private student loans.

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

(3)
The unpaid principal balance of credit card loans was $2.3 billion and $2.0 billion at March 31, 2019 and December 31, 2018, respectively. All loans accounted for as TDRs have a related allowance for loan losses.

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
At March 31, 2019, there was $5.4 billion of private student loans in repayment, which includes both PCI and non-PCI loans. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A non-PCI modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores.
Borrower performance after using payment programs or forbearance is monitored and the Company believes the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. The Company plans to continue to use payment programs and forbearance and, as a result, expects to have additional loans classified as TDRs in the future.

Additional information about modified loans classified as TDRs is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended March 31, 2019
Credit card loans(3)	$2,406	$70	$45
Personal loans	$159	$4	$2
Private student loans	$192	$4	$—

For the Three Months Ended March 31, 2018
Credit card loans(3)	$1,413	$34	$26
Personal loans	$117	$3	$1
Private student loans	$142	$3	$—

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

(3)
Includes credit card loans that were modified in TDRs, but are no longer enrolled in a TDR program due to noncompliance with the terms of the modification or due to successful completion of a program after which charging privileges may be reinstated based on customer-level evaluation. The average balance of credit card loans that were no longer enrolled in a TDR program was $681 million and $399 million, respectively, for the three months ended March 31, 2019 and 2018.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three months ended March 31, 2019 and 2018, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended March 31, 2019 and 2018, the Company forgave approximately $17 million and $12 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended March 31,
	2019		2018
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	92,356	$592	60,055	$380
Personal loans	2,600	$35	2,128	$29
Private student loans	1,576	$31	906	$16

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended March 31,
	2019		2018
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	15,652	$90	8,814	$47
Personal loans(2)	848	$13	575	$8
Private student loans(3)	280	$5	271	$5

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the three months ended March 31, 2019 and 2018, approximately 39% and 37%, respectively, of the total balances were charged off at the end of the month in which they defaulted. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company's only PCI loans at March 31, 2019 and December 31, 2018. Total PCI student loans had an outstanding balance of $1.6 billion and $1.7 billion, including accrued interest, and a related carrying amount of $1.5 billion and $1.6 billion as of March 31, 2019 and December 31, 2018, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$548	$669
Accretion into interest income	(32)	(36)
Other changes in expected cash flows	22	—
Balance at end of period	$538	$633

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future net credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three months ended March 31, 2019 and 2018. The allowance for PCI loan losses at March 31, 2019 and December 31, 2018 was $24 million and $25 million, respectively. For the three months ended March 31, 2019, the increase in accretable yield was primarily driven by increases in rates on variable rate loans. For the three months ended March 31, 2018, there were no changes in cash flow assumptions. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At March 31, 2019, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.75% and 0.71%, respectively. At December 31, 2018, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.93% and 0.78%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.25% and 0.99% for the three months ended March 31, 2019 and 2018, respectively.

4.	Credit Card and Student Loan Securitization Activities
The Company's securitizations are accounted for as secured borrowings and the related trusts are treated as consolidated subsidiaries of the Company. For a description of the Company's principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2018.
Credit Card Securitization Activities
The Company accesses the term asset securitization market through the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). Credit card loan receivables are transferred into DCMT and beneficial interests in DCMT are transferred into DCENT. DCENT issues debt securities to investors that are reported in long-term borrowings.
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
The Company's retained interests in the assets of the trusts, consisting of investments in DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions, which are eliminated in the preparation of the Company's condensed consolidated statements of financial condition.
Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts' creditors. Further, the transferred credit card loan receivables are owned by the trust and are not available to third-party creditors of the Company. The trusts have ownership of cash balances, the amounts of which are reported in restricted cash. With the exception of the seller's interest in trust receivables, the Company's interests in trust assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt. Apart from the restricted assets related to securitization activities, the investors and the securitization trusts have no recourse to the Company's other assets or the Company's general credit for a shortage in cash flows.
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	March 31, 2019	December 31, 2018
Restricted cash	$31	$1,834

Investors' interests held by third-party investors	15,200	16,800
Investors' interests held by wholly-owned subsidiaries of Discover Bank	5,062	5,211
Seller's interest	10,933	11,050
Loan receivables(1)	31,195	33,061
Allowance for loan losses allocated to securitized loan receivables(1)	(1,156)	(1,150)
Net loan receivables	30,039	31,911
Other	5	7
Carrying value of assets of consolidated variable interest entities	$30,075	$33,752

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company's balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of March 31, 2019, no economic or other early amortization events have occurred.

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
Student Loan Securitization Activities
Student loan trust receivables underlying third-party investors' interests are recorded in PCI loans and the related debt issued by the trusts is reported in long-term borrowings. The assets of the trusts are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts. With the exception of the trusts' restricted assets, the trusts and investors have no recourse to the Company's other assets or the Company's general credit for a shortage in cash flows.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	March 31, 2019	December 31, 2018
Restricted cash	$13	$12
Student loan receivables	344	363
Carrying value of assets of consolidated variable interest entities	$357	$375

5.	Deposits
The Company offers its deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) indirectly through contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts.
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	March 31, 2019	December 31, 2018
Certificates of deposit in amounts less than $100,000	$26,523	$27,947
Certificates of deposit in amounts $100,000 or greater(1)	7,242	6,841
Savings deposits, including money market deposit accounts	34,489	32,296
Total interest-bearing deposits	$68,254	$67,084

(1)
Includes $1.8 billion and $1.7 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of March 31, 2019 and December 31, 2018, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

March 31, 2019
Three months or less	$1,077
Over three months through six months	1,209
Over six months through twelve months	2,723
Over twelve months	2,233
Total	$7,242

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

March 31, 2019
2019	$11,340
2020	9,629
2021	5,434
2022	2,928
2023	1,845
Thereafter	2,589
Total	$33,765

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	March 31, 2019				December 31, 2018
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2019-2024	1.39%-3.32%	2.32%	$10,950	$10,657
Floating-rate asset-backed securities(2)(3)	2020-2024	2.71%-3.08%	2.89%	4,214	6,063
Total Discover Card Master Trust I and Discover Card Execution Note Trust				15,164	16,720

Floating-rate asset-backed security(4)(5)	2031	6.50%	6.50%	187	197
Total SLC Private Student Loan Trust				187	197
Total long-term borrowings - owed to securitization investors				15,351	16,917

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2019-2027	3.75%-10.25%	4.30%	3,347	2,743
Fixed-rate retail notes	2019-2031	2.85%-4.60%	3.73%	343	346

Discover Bank
Fixed-rate senior bank notes(1)	2020-2028	3.10%-4.65%	3.69%	6,039	6,027
Fixed-rate subordinated bank notes	2019-2028	4.68%-8.70%	6.32%	1,196	1,195
Total long-term borrowings				$26,276	$27,228

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate ("LIBOR") or Overnight Index Swap ("OIS") Rate. Use of these interest rate swaps impacts carrying value of the debt. See Note 14: Derivatives and Hedging Activities.

(2)	Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of March 31, 2019.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 14: Derivatives and Hedging Activities.

(4)	SLC Private Student Loan Trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of March 31, 2019.

(5)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The date shown represents final maturity date.
The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

March 31, 2019
2019	$3,672
2020	4,720
2021	3,394
2022	4,077
2023	3,328
Thereafter	7,085
Total	$26,276

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2019, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of March 31, 2019. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar years 2019 through 2022. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-

backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Investment Securities, Net of Tax	Gains on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended March 31, 2019
Balance at December 31, 2018	$10	$22	$(188)	$(156)
Net change	31	(12)	1	20
Balance at March 31, 2019	$41	$10	$(187)	$(136)

For the Three Months Ended March 31, 2018
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)
Net change	(7)	19	1	13
Balance at March 31, 2018	$(12)	$29	$(156)	$(139)

The following table presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended March 31, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$40	$(9)	$31
Net change	$40	$(9)	$31
Cash Flow Hedges
Net unrealized losses arising during the period	$(13)	$3	$(10)
Amounts reclassified from AOCI	(3)	1	(2)
Net change	$(16)	$4	$(12)
Pension Plan
Unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

For the Three Months Ended March 31, 2018
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(9)	$2	$(7)
Net change	$(9)	$2	$(7)
Cash Flow Hedges
Net unrealized gains arising during the period	$24	$(6)	$18
Amounts reclassified from AOCI	1	—	1
Net change	$25	$(6)	$19
Pension Plan
Unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended March 31,
	2019	2018
Income before income tax expense	$930	$856
Income tax expense	$204	$190
Effective income tax rate	21.9%	22.2%

Income tax expense increased $14 million for the three months ended March 31, 2019, as compared to the same period in 2018 due to an increase in pretax income. The effective tax rate was relatively flat for the three months ended March 31, 2019 as compared to the same period in 2018. For both periods, the effective tax rate was favorably impacted by the resolution of certain tax matters.
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

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2019	2018
Numerator
Net income	$726	$666
Preferred stock dividends	(16)	(16)
Net income available to common stockholders	710	650
Income allocated to participating securities	(5)	(4)
Net income allocated to common stockholders	$705	$646
Denominator
Weighted-average shares of common stock outstanding	328	355
Weighted-average shares of common stock outstanding and common stock equivalents	328	355

Basic earnings per common share	$2.15	$1.82
Diluted earnings per common share	$2.15	$1.82

There were no anti-dilutive securities on the computation of diluted EPS for the three months ended March 31, 2019 and 2018.

10.	Capital Adequacy
The Company is subject to the capital adequacy guidelines of the Federal Reserve, and Discover Bank, the Company's main banking subsidiary, is subject to various regulatory capital requirements as administered by the FDIC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial position and results of the Company and Discover Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Discover Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Company and Discover Bank are subject to regulatory and capital rules issued by the Federal Reserve and FDIC, respectively, under the Basel Committee's December 2010 framework ("Basel III rules"). The Basel III rules, which became effective for the Company January 2015, were subject to phase-in periods through the end of 2018, based on the Company being classified as a "Standardized Approach" entity. As of January 1, 2019, the Basel III rules subject to transition have all been fully phased in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017.
As of March 31, 2019, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as "well-capitalized," the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.
The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
March 31, 2019
Total capital (to risk-weighted assets)
Discover Financial Services	$12,632	13.9%	$7,295	≥8.0%	$9,118	≥10.0%
Discover Bank	$13,177	14.6%	$7,211	≥8.0%	$9,013	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,005	12.1%	$5,471	≥6.0%	$5,471	≥6.0%
Discover Bank	$10,929	12.1%	$5,408	≥6.0%	$7,211	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,005	10.0%	$4,383	≥4.0%	N/A	N/A
Discover Bank	$10,929	10.1%	$4,337	≥4.0%	$5,421	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$10,442	11.5%	$4,103	≥4.5%	N/A	N/A
Discover Bank	$10,929	12.1%	$4,056	≥4.5%	$5,859	≥6.5%

December 31, 2018
Total capital (to risk-weighted assets)
Discover Financial Services	$12,532	13.5%	$7,450	≥8.0%	$9,312	≥10.0%
Discover Bank	$13,106	14.2%	$7,372	≥8.0%	$9,215	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,895	11.7%	$5,587	≥6.0%	$5,587	≥6.0%
Discover Bank	$10,834	11.8%	$5,529	≥6.0%	$7,372	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,895	10.1%	$4,308	≥4.0%	N/A	N/A
Discover Bank	$10,834	10.2%	$4,265	≥4.0%	$5,332	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$10,332	11.1%	$4,191	≥4.5%	N/A	N/A
Discover Bank	$10,834	11.8%	$4,147	≥4.5%	$5,990	≥6.5%

(1)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions.

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
Commitments
Unused Credit Arrangements
At March 31, 2019, the Company had unused credit arrangements for loans of approximately $201.6 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
Securitizations Representations and Warranties
As part of the Company's financing activities, the Company provides representations and warranties that certain assets pledged as collateral in secured borrowing arrangements conform to specified guidelines. Due diligence is performed by the Company, which is intended to ensure that asset guideline qualifications are met. If the assets pledged as collateral do not meet certain conforming guidelines, the Company may be required to replace, repurchase or sell such assets. In its credit card securitization activities, the Company would replace nonconforming receivables through the allocation of excess seller's interest or from additional transfers from the unrestricted pool of receivables. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors' interests would be triggered. In its student loan securitizations, the Company would generally repurchase the loans from the trust at the outstanding principal amount plus interest.
The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests in credit card asset-backed securities, and the principal amount of any student loan secured borrowings, plus any unpaid interest for the corresponding secured borrowings. The Company has recorded substantially all of the maximum potential amount of future payments in long-term borrowings on the Company's condensed consolidated statements of financial condition. The Company has not recorded any incremental contingent liability associated with its secured borrowing representations and warranties. Management believes that the probability of having to replace, repurchase or sell assets pledged as collateral under secured borrowing arrangements, including an early amortization event, is low.
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
While the Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), in the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $180 million as of March 31, 2019.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of March 31, 2019, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures, and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2019 and 2018.
The maximum potential amount of obligations of the Discover Network arising as a result of such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and customer agreements. There is no limitation on the maximum amount the Company may be liable to pay to issuers. However, the Company believes that such amount is not representative of the Company's actual potential loss exposure based on the Company's historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.
The following table summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended March 31,
	2019	2018
Aggregate sales transaction volume(1)	$38,759	$36,017

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.

The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2019 or December 31, 2018. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of March 31, 2019 and December 31, 2018, the Company had escrow deposits and settlement withholdings of $11 million and $10 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
The Company has historically offered its customers an arbitration clause in its customer agreements. The arbitration clause allows the Company and its customers to quickly and economically resolve disputes. Additionally, the arbitration clause has in some instances limited the costs of, and the Company's exposure to, litigation. Future legal and regulatory challenges and prohibitions may cause the Company to discontinue its offering and use of such clauses. From time to time, the Company is involved in legal actions challenging its arbitration clause. Bills may be periodically introduced in Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses. In July 2017 the Consumer Financial Protection Bureau (the "CFPB") issued a final arbitration rule (the "Arbitration Rule") that would have effectively banned consumer financial companies from including class action waivers in arbitration clauses. In November 2017, a resolution of disapproval of the Arbitration Rule was signed into law and the Arbitration Rule was blocked from taking effect and cannot be reissued in substantially the same form, nor can a new rule that is substantially similar be issued unless specifically authorized by a subsequently enacted law.
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, the Company is currently the subject of an action by the Federal Reserve with respect to anti-money laundering and related compliance programs as referred to below. In addition, certain subsidiaries of the Company are subject to a consent order with the CFPB regarding certain student loan servicing practices, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion, and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time. The existing supervisory action related to anti-money laundering and related laws and regulations will limit for a period of time the Company's ability to enter into certain types of acquisitions and make certain types of investments.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three months ended March 31, 2019 and 2018.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $100 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company's best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company's maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
The Company's estimated range above involves significant judgment, given the varying stages of the proceedings, the existence of numerous yet to be resolved issues, the breadth of the claims (often spanning multiple years and, in some cases, a wide range of business activities), unspecified damages and/or the novelty of the legal issues presented. The outcome of pending matters could be material to the Company's condensed consolidated financial condition, operating results and cash flows for a particular future period, depending on, among other things, the level of the Company's income for such period, and could adversely affect the Company's reputation.
On May 26, 2015, the Company entered into a written agreement with the Federal Reserve Bank of Chicago where the Company agreed to enhance the Company's enterprise-wide anti-money laundering and related compliance programs. The agreement does not include civil money penalties.
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, SLC and Discover Products Inc. (the "Discover Subsidiaries"), agreed to a consent order with the CFPB resolving the agency's investigation with respect to certain student loan servicing practices. The CFPB's investigation into these practices has been previously disclosed by the Company, initially in February 2014. The order required the Discover Subsidiaries to provide redress of approximately $16 million to consumers who may have been affected by the activities described in the order related to certain collection calls, overstatements of minimum payment due amounts in billing statements, and provision of interest paid information to consumers, and provide regulatory disclosures with respect to loans acquired in default. In addition, the Discover Subsidiaries were required to pay a $2.5 million civil money penalty to the CFPB. As required by the consent order, on October 19, 2015, the Discover Subsidiaries submitted to the CFPB a redress plan and a compliance plan designed to ensure that the Discover Subsidiaries provide redress and otherwise comply with the terms of the order.
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam's Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. On July 15, 2016, plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the networks, including the Company. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On March 11, 2018, the Court entered an order denying the plaintiffs' motion for class certification without prejudice to filing a renewed motion. Plaintiffs filed a renewed motion for class certification on July 16, 2018 and opening merits expert reports on October 5, 2018. Defendants filed their Opposition to Class Certification on March 15, 2019. Briefing and expert discovery related to class certification will close in July 2019 with a hearing date on class certification to be scheduled. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2019
Assets
Fair value - OCI
U.S. Treasury securities	$4,482	$—	$—	$4,482
Residential mortgage-backed securities - Agency	—	518	—	518
Available-for-sale investment securities	$4,482	$518	$—	$5,000

Derivative financial instruments - cash flow hedges(1)	$—	$6	$—	$6

Liabilities
Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$6	$—	$6

Balance at December 31, 2018
Assets
Fair value - OCI
U.S. Treasury securities	$2,586	$—	$—	$2,586
Residential mortgage-backed securities - Agency	—	547	—	547
Available-for-sale investment securities	$2,586	$547	$—	$3,133

Derivative financial instruments - cash flow hedges(1)	$—	$8	$—	$8

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$5	$—	$5

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

(1)
Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2019 and 2018.
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
At March 31, 2019, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $515 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. During the three months ended March 31, 2019 and 2018, the Company had no impairments related to these assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$242	$—	$242	$243
Held-to-maturity investment securities	$—	$242	$—	$242	$243

Net loan receivables	$—	$—	$89,017	$89,017	$85,609

Carrying value approximates fair value(1)
Cash and cash equivalents	$15,169	$—	$—	$15,169	$15,169
Restricted cash	$44	$—	$—	$44	$44
Other short-term investments	$1,000	$—	$—	$1,000	$1,000
Accrued interest receivables(2)	$—	$967	$—	$967	$967

Liabilities
Amortized cost
Time deposits(3)	$—	$33,816	$—	$33,816	$33,765

Long-term borrowings - owed to securitization investors	$—	$15,209	$207	$15,416	$15,351
Other long-term borrowings	—	11,305	—	11,305	10,925
Long-term borrowings	$—	$26,514	$207	$26,721	$26,276

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$252	$—	$252	$252

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
The Company uses derivatives to manage its exposure to various financial risks. The Company does not enter into derivatives for trading or speculative purposes. Certain derivatives used to manage the Company's exposure to foreign currency are not designated as hedges and do not qualify for hedge accounting.
Derivatives may give rise to counterparty credit risk, which generally is addressed through collateral arrangements as described under the sub-heading "— Collateral Requirements and Credit-Risk Related Contingency Features." The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved prior to engaging in any transaction with the Company. Counterparties are monitored on a regular basis by the Company to ensure compliance with the Company's risk policies and limits. In determining the counterparty credit risk valuation adjustment for the fair values of derivatives, the Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to related counterparties.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on credit card securitized debt and deposits. The Company's outstanding cash flow hedges are for an initial maximum period of seven years for securitized debt and deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company's LIBOR or Federal Funds rate-based interest payments, and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815").
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at March 31, 2019 will be reclassified to interest expense as interest payments are accrued on certain of the Company's floating-rate securitized debt and deposits. During the next 12 months, the Company estimates it will reclassify $8 million of pretax benefit to interest expense related to its derivatives designated as cash flow hedges.
Fair Value Hedges
The Company is exposed to changes in fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate long-term borrowings, including securitized debt and bank or other senior notes, and deposits attributable to changes in LIBOR or OIS rate, benchmark interest rates as defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged long-term borrowings and deposits relating to the risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference in interest expense.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	March 31, 2019				December 31, 2018
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$1,650	4	$6	$—	$2,450	$8	$2
Interest rate swaps—fair value hedge	$8,250	10	—	6	$8,000	5	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$32	7	—	—	$33	—	—
Total gross derivative assets/liabilities(2)			6	6		13	2

Less: collateral held/posted(3)			(5)	(6)		(8)	(2)
Total net derivative assets/liabilities			$1	$—		$5	$—

(1)
The foreign exchange forward contracts have notional amounts of EUR 9 million, GBP 11 million, SGD 1 million and INR 464 million as of March 31, 2019 and notional amounts of EUR 9 million, GBP 12 million, SGD 1 million and INR 464 million as of December 31, 2018.

(2)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At March 31, 2019, the Company had one outstanding contract with a notional amount of $67 million and immaterial fair value. At December 31, 2018, the Company had one outstanding contract with a notional amount of $79 million and immaterial fair value.

(3)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustment for fair value hedges (dollars in millions):

	March 31, 2019		December 31, 2018
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities
Long-term borrowings	$8,196	$(36)	$7,893	$(91)

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Three Months Ended March 31, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(386)	$(246)	$28

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$1	$2	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(55)	$—
Gains on interest rate swaps	—	42	—
Total gains (losses) on fair value hedges	$—	$(13)	$—

For the Three Months Ended March 31, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(262)	$(207)	$29

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(1)	$—	$—

Gains (losses) on fair value hedging relationship
Gains on hedged items	$—	$48	$—
Gains (losses) on interest rate swaps	—	(52)	—
Total gains (losses) on fair value hedges	$—	$(4)	$—

The effects of derivatives not designated in hedging relationships
Gains (losses) on derivatives not designated as hedges	$—	$—	$(1)

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
At March 31, 2019, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of March 31, 2019 would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of March 31, 2019, and therefore, no collateral was required.
The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

15.	Segment Disclosures
The Company's business activities are managed in two segments: Direct Banking and Payment Services.

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

•
Payment Services: The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company's Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue from Diners Club.

The business segment reporting provided to and used by the Company's chief operating decision maker is prepared using the following principles and allocation conventions:

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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company's chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended March 31, 2019
Interest income
Credit card loans	$2,362	$—	$2,362
Private student loans	173	—	173
PCI student loans	32	—	32
Personal loans	237	—	237
Other	133	—	133
Total interest income	2,937	—	2,937
Interest expense	632	—	632
Net interest income	2,305	—	2,305
Provision for loan losses	809	—	809
Other income	372	86	458
Other expense	989	35	1,024
Income before income tax expense	$879	$51	$930

For the Three Months Ended March 31, 2018
Interest income
Credit card loans	$2,090	$—	$2,090
Private student loans	147	—	147
PCI student loans	37	—	37
Personal loans	226	—	226
Other	69	—	69
Total interest income	2,569	—	2,569
Interest expense	469	—	469
Net interest income	2,100	—	2,100
Provision for loan losses	751	—	751
Other income	394	81	475
Other expense	932	36	968
Income before income tax expense	$811	$45	$856

16.	Revenue from Contracts with Customers
ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), generally applies to the sales of any good or service for which no other specific accounting guidance is provided. ASC 606 defines a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. The Company's revenue that is subject to this model includes discount and interchange, protection products fees, transaction processing revenue, and amounts classified as other income.
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended March 31, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$217	$14	$231
Protection products revenue	49	—	49
Transaction processing revenue	—	46	46
Other income	2	26	28
Total other income subject to ASC 606(2)	268	86	354
Other income not subject to ASC 606
Loan fee income	104	—	104
Total other income not subject to ASC 606	104	—	104
Total other income by operating segment	$372	$86	$458

For the Three Months Ended March 31, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$242	$12	$254
Protection products revenue	53	—	53
Transaction processing revenue	—	43	43
Other income	3	26	29
Total other income subject to ASC 606(2)	298	81	379
Other income not subject to ASC 606
Loan fee income	96	—	96
Total other income not subject to ASC 606	96	—	96
Total other income by operating segment	$394	$81	$475

(1)	Net of rewards, including Cashback Bonus rewards, of $446 million and $392 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Excludes $1 million of deposit product fees that are reported within net interest income for the three months ended March 31, 2019 and 2018.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2018.

17.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2019 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which speak to our expected business and financial performance, among other matters, contain words such as "believe," "expect," "anticipate," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report, and there is no undertaking to update or revise them as more information becomes available.
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
Additional factors that could cause our results to differ materially from those described below can be found in this section in this quarterly report and in "Risk Factors," "Business — Competition," "Business — Supervision and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2018, which is filed with the SEC and available at the SEC's internet site (https://www.sec.gov).
Introduction and Overview
Discover Financial Services ("DFS") is a direct banking and payment services company. We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. We also operate the Discover Network, the PULSE network ("PULSE") and Diners Club International ("Diners Club"). The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
Quarter Highlights

•	Net income for the three months ended March 31, 2019 was $726 million, or $2.15 per diluted share, compared to $666 million, or $1.82 per diluted share, for the same period in 2018.

•	Total loans grew $6.0 billion, or 7%, from March 31, 2018 to $88.7 billion.

•	Credit card loans grew $5.2 billion, or 8%, to $70.8 billion.

•	The total net charge-off rate increased 16 basis points from the prior year to 3.25%.

•
The net charge-off rate for credit card loans increased 18 basis points from the prior year to 3.50% and the delinquency rate for credit card loans over 30 days past due increased 12 basis points from the prior year to 2.45%.

•	Direct-to-consumer deposits grew $6.4 billion, or 15%, from the prior year to $47.7 billion.

•	Payment Services transaction volume for the segment was $61.0 billion, up 9% from the prior year.
Outlook
We continue to focus on disciplined capital deployment through profitable organic loan growth and execution of our capital plan. Our marketing strategy remains focused on expanding wallet share with existing customers and adding new accounts to achieve continued loan growth.
Total expenses are expected to increase as we continue to invest in business growth and technology, including the deployment of advanced analytics and automation. We continue to expect a modest increase in the full-year rewards rate year over year.
The total net charge-off rate is expected to increase in comparison to the prior year; however, we anticipate the pace of the year-over-year increase to slow. We expect to add to the loan loss reserve due to the seasoning of continued loan growth and supply-driven credit normalization. Net interest margin for the full year is expected to increase modestly from the prior year.
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
In May 2018, the President signed into law a package of legislative reforms titled the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA"), which are intended to promote economic growth, provide tailored regulatory relief for smaller and less complex financial institutions, and enhance consumer protections. Among other provisions, the new law raises the asset threshold for automatically designating a bank holding company as "systemically important" from $50 billion to $250 billion. The new law became effective immediately for bank holding companies with assets less than $100 billion and will become effective 18 months from its enactment for banks with assets of $100 billion or more. Upon effectiveness of the new law, bank holding companies with assets less than $250 billion will no longer automatically be subject to regulatory requirements that establish enhanced prudential standards pursuant to the Dodd-Frank Act. However, the extent of relief afforded to Discover under the law will depend on how it is implemented. In October 2018, the Federal Reserve and other federal banking regulators issued proposals to tailor the existing regulatory requirements related to capital, liquidity and enhanced prudential standards to an institution's risk and complexity profile for banking institutions with total assets of $100 billion or more. The timing and impact of further regulatory relief actions affecting Discover are uncertain. On February 5, 2019, the Federal Reserve announced that certain less complex firms subject to Comprehensive Capital Analysis and Review ("CCAR"), generally those with total consolidated assets between $100 billion and $250 billion, have been provided relief from certain components of the Federal Reserve's capital planning and stress testing framework for the 2019 stress test cycle. The Federal Reserve issued a temporary order granting Discover relief from the regulatory requirements related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle and provided Discover a one-year extension of the requirement to submit a capital plan to the Federal Reserve until April 5, 2020. Additionally, Discover is not required to participate in the 2019 CCAR process. For more information, see "Business — Supervision and Regulation — Bank Holding Company Regulation" of our annual report on Form 10-K for the year ended December 31, 2018.
Another provision contained in the EGRRCPA authorizes the Social Security Administration to modernize the process by which it verifies information to help financial institutions detect and prevent the unauthorized use of Social Security numbers to open fraudulent accounts. While improvements to processes and procedures are underway, the timing and impact is uncertain.
Policymakers at the federal and state levels are increasingly focused on measures to enhance data security and data breach incident response requirements as a result of growing cybersecurity threats and the number of incidents involving unauthorized access to consumer information. Furthermore, regulations and legislation at various levels of government have been proposed to enhance data privacy standards. For example, the California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA goes into effect on January 1, 2020. We are working to assess and prepare for the forthcoming requirements. While it is too early to know their full impact, these developments could ultimately result in the imposition of requirements on Discover and other providers of consumer financial services or networks that could increase costs or otherwise adversely affect our businesses.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including supervisory priorities and actions, our actions, actions of our competitors and other marketplace participants, and the behavior of consumers. For more information on how the regulatory environment, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our business see "Risk Factors — Current Economic and Regulatory Environment" of our annual report on Form 10-K for the year ended December 31, 2018. For more information on recent matters affecting us, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements.
Banking
Current Expected Credit Loss
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is effective for us on January 1, 2020. The standard alters accounting principles generally accepted in the United States by replacing the incurred loss model with the current expected credit loss (“CECL”) approach. The CECL approach requires our allowance for loan losses to be based on an estimate of all expected credit losses over the remaining contractual term of all of the loans, as opposed to an estimate of incurred losses as of the balance sheet date. We are currently refining loss forecasting models and technological solutions, and advancing processes and controls in support of the new standard.
To enhance investors' understanding of the potential impact of CECL, we are providing a preliminary estimate of the impact on the allowance for loan losses assuming the standard had become effective for us on March 31, 2019. That estimate, which is subject to further refinement, would have resulted in an increase in the allowance for loan losses of approximately 55% to 65%. The ultimate extent of the impact upon adoption will depend on the characteristics of our loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.
In December 2018, federal banking agencies adopted a joint final rule that will, among other things, give bank holding companies and banks, including Discover and its bank subsidiaries, the option to phase in the regulatory capital impacts of implementing CECL over a three-year transition period. Additionally, notwithstanding the January 1, 2020 effective date, the Federal Reserve announced that it will not incorporate CECL into its supervisory stress tests until at least 2022 to reduce uncertainty, allow for better capital planning at affected firms and allow the Federal Reserve to gather additional information on the impact of CECL; however, banking institutions subject to Dodd-Frank Act company-run stress test requirements are required to incorporate CECL into their internal stress testing processes beginning in 2020. We anticipate that DFS and

Discover Bank will continue to meet requirements to be “well-capitalized” upon adoption of the standard. For more information on CECL, see Note 1: Background and Basis of Presentation to our condensed consolidated financial statements.
Capital
Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 1, 2015 under final rules issued by the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") to implement the provisions under the Basel Committee's December 2010 framework ("Basel III rules"). The Basel III rules require Discover Financial Services and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer ("CCB") above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by at least 2.5%. The CCB requirement became effective January 2016; however, the buffer threshold amounts were subject to a gradual phase-in period that ended on December 31, 2018. The full 2.5% buffer requirement was fully phased-in as of January 1, 2019. A banking organization is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, taking into account the applicable CCB thresholds. Based on our current capital composition and levels and business plans, we are and expect to continue to be in compliance with the requirements for the foreseeable future. For additional information, see "— Liquidity and Capital Resources — Capital."
On April 10, 2018, the Federal Reserve issued a notice of proposed rulemaking that would significantly revise the regulatory capital and stress testing frameworks for mid-sized bank holding companies such as Discover Financial Services by, among other things, imposing new "stress buffer" requirements and revising certain assumptions used in supervisory stress tests. The proposal is intended to make regulatory capital requirements more forward-looking, risk-sensitive and firm-specific by linking them to the annual CCAR stress testing and capital plan review process. The timing and substance of any final rulemaking is uncertain at this time.
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
Consumer Financial Services
The Consumer Financial Protection Bureau (the "CFPB") regulates consumer financial products and services, and examines certain service providers, including Discover, for compliance. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over designated financial services providers, including Discover. The CFPB's regulatory authority includes the exercise of rulemaking, supervision and enforcement powers with respect to federal consumer protection laws to prevent "unfair, deceptive or abusive acts or practices" and ensure to that consumer have access to fair, transparent and competitive financial products and services. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g. credit cards and student loans).
The current CFPB Director, whose appointment was confirmed by the Senate in December, 2018, has indicated that the CFPB would be focused on the prevention of harm as well as creating a level playing field for all financial institutions, ensuring a transparent rulemaking process and the consistent application of supervisory practices. In addition, the CFPB is required by statute to undertake certain actions including its bi-annual review of the consumer credit card market.
There continues to be legislative and regulatory focus on the private student loan market, including in Congress, the CFPB, state legislatures and state attorneys general. Recent areas of focus have included servicing, payments and collection practices, which have resulted in an increase in CFPB supervisory examinations of Discover related to private student loans. Legislative focus on student loans has resulted in the enactment of student loan servicing laws in several states, and consideration of new licensing, servicing, reporting and regulatory oversight requirements for student loan servicers. Such legislation, regulation or guidance may increase the complexity and expense of servicing student loans and impact the entire student loan market, which could cause us to change our private student loan products or servicing practices in ways that we may not currently anticipate.
Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected, and is expected to continue to adversely affect, our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing and technology development strategies in order to assess their impact on our business and on competition in the marketplace. Following an inquiry by the U.S. Department of Justice into some of these competitor pricing strategies, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns. The Court granted summary judgment in favor of Visa on August 31, 2018. PULSE filed an appeal on January 17, 2019 and Visa filed their response to the appeal on April 5, 2019. Visa also faces ongoing merchant litigation as it relates to the underlying anticompetitive behavior that is the subject of PULSE's case against Visa. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affects PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
Segments
We manage our business activities in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 15: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
Direct Banking
Interest income
Credit card	$2,362	$2,090
Private student loans	173	147
PCI student loans	32	37
Personal loans	237	226
Other	133	69
Total interest income	2,937	2,569
Interest expense	632	469
Net interest income	2,305	2,100
Provision for loan losses	809	751
Other income	372	394
Other expense	989	932
Income before income tax expense	879	811
Payment Services
Other income	86	81
Other expense	35	36
Income before income tax expense	51	45
Total income before income tax expense	$930	$856

The following table presents information on transaction volume (in millions):

	For the Three Months Ended March 31,
	2019	2018
Network Transaction Volume
PULSE Network	$47,106	$43,158
Network Partners	5,663	4,553
Diners Club(1)	8,278	8,390
Total Payment Services	61,047	56,101
Discover Network—Proprietary(2)	34,051	32,382
Total Volume	$95,098	$88,483
Transactions Processed on Networks
Discover Network	605	550
PULSE Network	1,132	989
Total	1,737	1,539
Credit Card Volume
Discover Card Volume(3)	$36,386	$34,327
Discover Card Sales Volume(4)	$32,899	$30,850

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $879 million for the three months ended March 31, 2019 as compared to pretax income of $811 million for the three months ended March 31, 2018.
Net interest margin increased for the three months ended March 31, 2019 as compared to the same period in 2018. This was primarily driven by higher yields on credit card loans, partially offset by higher funding costs, both of which were the result of higher market rates. Interest income increased during the three months ended March 31, 2019 as compared to the same period in 2018 due to continued loan growth and yield expansion resulting from prime rate increases. Interest expense increased during the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to a larger funding base and higher market rates.
For the three months ended March 31, 2019, the provision for loan losses increased as compared to the same period in 2018 primarily due to higher levels of net charge-offs, partially offset by a lower reserve build. For a detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income decreased for the three months ended March 31, 2019 as compared to the same period in 2018, which was primarily due to a decrease in net discount and interchange revenue. The decrease was driven by an increase in rewards costs as a result of higher promotional rewards, which was partially offset by an increase in gross discount and interchange revenue due to increased sales volume.
Total other expense increased in the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily driven by higher employee compensation and benefits, information processing and communications costs and professional fees. Employee compensation and benefits increased as a result of higher average salaries. The increase in information processing and communications was primarily due to higher investments in infrastructure and analytic capabilities. Professional fees were higher primarily driven by an increase in collection fees.
Discover card sales volume was $32.9 billion for the three months ended March 31, 2019, which was an increase of 6.6% as compared to the same period in 2018. This volume growth was primarily driven by an increase in consumer spending.

Payment Services
Our Payment Services segment reported pretax income of $51 million for the three months ended March 31, 2019 as compared to pretax income of $45 million for the same period in 2018. The increase in segment pretax income was primarily due to higher other income driven by higher transaction volume across multiple channels.
Downturns in the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenues during the three months ended March 31, 2019.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for loan losses, the evaluation of goodwill for potential impairment and the accrual of income taxes as critical accounting estimates. These critical accounting estimates are discussed in greater detail in our annual report on Form 10-K for the year ended December 31, 2018. That discussion can be found within "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates." There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended December 31, 2018.
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended March 31,		2019 vs. 2018 Increase (Decrease)
	2019	2018	$	%
Interest income	$2,937	$2,569	$368	14%
Interest expense	632	469	163	35%
Net interest income	2,305	2,100	205	10%
Provision for loan losses	809	751	58	8%
Net interest income after provision for loan losses	1,496	1,349	147	11%
Other income	458	475	(17)	(4)%
Other expense	1,024	968	56	6%
Income before income tax expense	930	856	74	9%
Income tax expense	204	190	14	7%
Net income	$726	$666	$60	9%

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
Net interest margin increased for the three months ended March 31, 2019 as compared to the same period in 2018. This was primarily driven by higher yields on credit card loans, partially offset by higher funding costs, both of which were the result of higher market rates. Interest income increased during the three months ended March 31, 2019 as compared to the same period in 2018 due to continued loan growth and yield expansion resulting from prime rate increases. Interest expense increased during the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to a larger funding base and higher market rates.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$14,059	2.46%	$85	$13,509	1.55%	$52
Restricted cash	804	2.35%	4	821	1.68%	3
Other short-term investments	111	2.66%	1	—	—%	—
Investment securities	4,247	2.66%	28	1,549	1.76%	7
Loan receivables(1)
Credit card(2)	71,363	13.42%	2,362	65,983	12.85%	2,090
Personal loans	7,468	12.86%	237	7,387	12.43%	226
Private student loans	8,070	8.70%	173	7,413	8.03%	147
PCI student loans	1,584	8.26%	32	2,019	7.38%	37
Other	868	6.85%	15	452	5.98%	7
Total loan receivables	89,353	12.79%	2,819	83,254	12.21%	2,507
Total interest-earning assets	108,574	10.97%	2,937	99,133	10.51%	2,569
Allowance for loan losses	(3,040)			(2,615)
Other assets	4,455			4,221
Total assets	$109,989			$100,739
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$34,230	2.49%	210	$30,221	2.03%	151
Money market deposits(4)	7,069	2.21%	38	6,772	1.59%	27
Other interest-bearing savings deposits	26,341	2.12%	138	22,470	1.52%	84
Total interest-bearing deposits(5)	67,640	2.32%	386	59,463	1.79%	262
Borrowings
Short-term borrowings	1	2.59%	—	1	1.75%	—
Securitized borrowings(3)(4)	15,865	3.05%	119	16,180	2.43%	97
Other long-term borrowings(3)	10,711	4.81%	127	9,945	4.49%	110
Total borrowings	26,577	3.76%	246	26,126	3.21%	207
Total interest-bearing liabilities	94,217	2.72%	632	85,589	2.22%	469
Other liabilities and stockholders' equity	15,772			15,150
Total liabilities and stockholders' equity	$109,989			$100,739
Net interest income			$2,305			$2,100
Net interest margin(6)		10.46%			10.23%
Net yield on interest-earning assets(7)		8.61%			8.59%
Interest rate spread(8)		8.25%			8.29%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Interest income on credit card loans includes $65 million and $59 million of amortization of balance transfer fees for the three months ended March 31, 2019 and 2018, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge. As of October 2018, the FDIC no longer accesses a Large Institution Surcharge.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	March 31, 2019	December 31, 2018
Credit card loans	$70,789	$72,876
Other loans
Personal loans	7,428	7,454
Private student loans	8,071	7,728
Other	924	817
Total other loans	16,423	15,999
PCI loans(1)	1,531	1,637
Total loan receivables	88,743	90,512
Allowance for loan losses	(3,134)	(3,041)
Net loan receivables	$85,609	$87,471

(1)	Represents PCI private student loans. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding PCI loans.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three months ended March 31, 2019, the provision for loan losses increased by $58 million or 8%, as compared to the same period in 2018 primarily due to higher levels of net charge-offs, partially offset by a lower reserve build.
The allowance for loan losses was $3.1 billion at March 31, 2019, which reflects a $93 million reserve build over the amount of the allowance for loan losses at December 31, 2018. The reserve build, which related to credit card loans, was because of seasoning of continued loan growth and supply-driven credit normalization, due to increasing consumer debt levels.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended March 31, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,528	$338	$169	$6	$3,041
Additions
Provision for loan losses	710	84	15	—	809
Deductions
Charge-offs	(774)	(94)	(19)	—	(887)
Recoveries	158	10	4	—	172
Net charge-offs	(616)	(84)	(15)	—	(715)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,622	$338	$168	$6	$3,134

	For the Three Months Ended March 31, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	645	73	31	2	751
Deductions
Charge-offs	(663)	(81)	(25)	—	(769)
Recoveries	123	8	3	—	134
Net charge-offs	(540)	(73)	(22)	—	(635)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,252	$301	$170	$13	$2,736

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,
	2019		2018
	$	%	$	%
Credit card loans	$616	3.50%	$540	3.32%
Personal loans	$84	4.53%	$73	4.03%
Private student loans (excluding PCI(1))	$15	0.79%	$22	1.17%

(1)	See Note 3: Loan Receivables to our condensed consolidated financial statements for information regarding the accounting for charge-offs on PCI loans.
The net charge-off rates on our credit card and personal loans increased 18 and 50 basis points, respectively, for the three months ended March 31, 2019 when compared to the same period in 2018. The net charge-off rate on our private student loans decreased 38 basis points for the three months ended March 31, 2019 when compared to the same period in 2018. Net charge-off rates were generally higher due to seasoning of continued loan growth and supply-driven credit normalization.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest, regardless of delinquency and restructured loans (dollars in millions):

	March 31, 2019		December 31, 2018
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,731	2.45%	$1,772	2.43%
Personal loans	$112	1.51%	$119	1.60%
Private student loans (excluding PCI loans(1))	$142	1.76%	$155	2.00%

Loans 90 or more days delinquent
Credit card loans	$891	1.26%	$887	1.22%
Personal loans	$32	0.42%	$35	0.47%
Private student loans (excluding PCI loans(1))	$35	0.44%	$38	0.49%

Loans not accruing interest	$290	0.33%	$302	0.34%

Restructured loans
Credit card loans(2)	$2,555	3.61%	$2,248	3.08%
Personal loans(3)	$166	2.23%	$152	2.04%
Private student loans (excluding PCI loans(1))(4)	$204	2.53%	$182	2.36%

(1)
Excludes PCI loans, which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $142 million and $124 million at March 31, 2019 and December 31, 2018, respectively, which are also included in loans 90 or more days delinquent.

(3)	Restructured personal loans include $6 million at March 31, 2019 and December 31, 2018, which are also included in loans 90 or more days delinquent.

(4)	Restructured private student loans include $8 million and $7 million at March 31, 2019 and December 31, 2018, respectively, which are also included in loans 90 or more days delinquent.
Generally, delinquencies at March 31, 2019 remained relatively flat compared to December 31, 2018. The 30-day delinquency rate for private student loans at March 31, 2019 decreased compared to December 31, 2018 as a result of seasonality of the loan portfolio.
The restructured loan balances at March 31, 2019 increased as compared to December 31, 2018 due to seasoning of continued loan growth and greater utilization of programs available to assist borrowers having difficulties meeting payment obligations.
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.

Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2019 vs 2018 (Decrease) Increase
	2019	2018	$	%
Discount and interchange revenue, net(1)	$231	$254	$(23)	(9)%
Protection products revenue	49	53	(4)	(8)%
Loan fee income	104	96	8	8%
Transaction processing revenue	46	43	3	7%
Other income	28	29	(1)	(3)%
Total other income	$458	$475	$(17)	(4)%

(1)	Net of rewards, including Cashback Bonus rewards, of $446 million and $392 million for the three months ended March 31, 2019 and 2018 respectively.
Total other income decreased for the three months ended March 31, 2019 as compared to the same period in 2018, which was primarily due to a decrease in net discount and interchange revenue. The decrease was driven by an increase in rewards costs as a result of higher promotional rewards, which was partially offset by an increase in gross discount and interchange revenue due to increased sales volume.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended March 31,		2019 vs. 2018 Increase (Decrease)
	2019	2018	$	%
Employee compensation and benefits	$425	$405	$20	5%
Marketing and business development	195	185	10	5%
Information processing and communications	99	82	17	21%
Professional fees	167	155	12	8%
Premises and equipment	28	26	2	8%
Other expense	110	115	(5)	(4)%
Total other expense	$1,024	$968	$56	6%

Total other expense increased in the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily driven by higher employee compensation and benefits, information processing and communications costs and professional fees. Employee compensation and benefits increased as a result of higher average salaries. The increase in information processing and communications was primarily due to higher investments in infrastructure and analytic capabilities. Professional fees were higher primarily driven by an increase in collection fees.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended March 31,
	2019	2018
Income before income tax expense	$930	$856
Income tax expense	$204	$190
Effective income tax rate	21.9%	22.2%

Income tax expense increased $14 million for the three months ended March 31, 2019 as compared to the same period in 2018 due to an increase in pretax income. The effective tax rate was relatively flat for the three months ended March 31,

2019 as compared to the same period in 2018. For both periods, the effective tax rate was favorably impacted by the resolution of certain tax matters.
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
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) indirectly through contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts. At March 31, 2019, we had $47.7 billion of direct-to-consumer deposits and $21.2 billion of brokered and other deposits.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"), through which we issue DCENT DiscoverSeries notes in both public and private transactions. From time to time, we may add credit card receivables to these trusts to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization", which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust; the period of ultimate repayment would be determined by the amount and timing of collections received. An early amortization event would impair our liquidity, and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of March 31, 2019, the DiscoverSeries three-month rolling average excess spread was 13.80%.
We may elect to add receivables to the restricted pool of receivables, subject to certain requirements. Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors' interests. This excess is referred to as the minimum seller's interest. The required minimum seller's interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors' interests (which includes interests held by third parties as well as those interests held by us). If the level of receivables in the trust were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller's interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors' interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller's interest requirement, an early amortization (or repayment) of investors' interests would be triggered. No accounts were added to those restricted for securitization investors for the three months ended March 31, 2019.
At March 31, 2019, we had $15.2 billion of outstanding public asset-backed securities and $5.1 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At March 31, 2019	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$15,164	$3,390	$8,161	$2,292	$1,321

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
Other Long-Term Borrowings—Student Loans
At March 31, 2019, $188 million of remaining principal balance was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At March 31, 2019	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2019-2027	$3,500
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2019-2031	$348
Discover Bank fixed-rate senior bank notes, maturing 2020-2028	$6,100
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2028	$1,200

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At March 31, 2019, there were no outstanding balances in the federal funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At March 31, 2019, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress testing results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational testing purposes and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of March 31, 2019, Discover Bank had $31.9 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank; the purchase of investment securities for our liquidity portfolio; working capital; and debt and capital service. We assess funding uses and liquidity needs under stressed and normal operating conditions, considering primary uses of funding, such as on-balance sheet loans, and contingent uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under stress, we conduct liquidity stress testing to assess the impact of idiosyncratic, systemic and hybrid (idiosyncratic and systemic) scenarios with varying levels of liquidity risk reflecting a range of stress severity.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At March 31, 2019, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit ratings were to fall below investment grade, Discover Bank would be required to post additional collateral, which, as of March 31, 2019, would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of March 31, 2019, and therefore, no collateral was required.

The table below reflects our current credit ratings and outlooks:

	Moody's Investors Service	Standard & Poor's	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Baa3	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Stable	Stable	Stable
Discover Bank
Senior unsecured debt	Baa2	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Stable	Stable	Stable
Subordinated debt	Baa3	BBB-	BBB
Discover Card Execution Note Trust
Class A(1)	Aaa(sf)	AAA(sf)	AAA(sf)

(1)	An "sf" in the rating denotes rating agency identification for structured finance product ratings.
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
We maintain a liquidity risk and funding management policy, which outlines the overall framework and general principles we follow in managing liquidity risk across our business. The policy is approved by the Board of Directors with implementation responsibilities delegated to the Asset and Liability Management Committee (the "ALCO"). Additionally, we maintain a liquidity management framework document, which outlines the general strategies, objectives and principles we utilize to manage our liquidity position and the various liquidity risks inherent in our business model. We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. Liquidity risk is centrally managed by the ALCO, which is chaired by our Treasurer and has cross-functional membership. The ALCO monitors the liquidity risk profiles of DFS and Discover Bank and oversees any actions Corporate Treasury may take to ensure that we maintain ready access to our funding sources and sufficient liquidity to meet current and projected needs. In addition, the ALCO and our Board of Directors regularly review our compliance with our liquidity limits at DFS and Discover Bank, which are established in accordance with the liquidity risk appetite set by our Board of Directors.
We employ a variety of metrics to monitor and manage liquidity. We utilize early warning indicators ("EWIs") to detect the initial phases of liquidity stress events and a reporting and escalation process that is designed to be consistent with regulatory guidance. The EWIs include both idiosyncratic and systemic measures, and are monitored on a daily basis and reported to the ALCO regularly. A warning from one or more of these indicators triggers prompt review and decision-making by our senior management team, and in certain instances may lead to the convening of a senior-level response team and activation of our contingency funding plan.
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

At March 31, 2019, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies or government-sponsored enterprises. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements and market conditions.
At March 31, 2019, our liquidity portfolio and undrawn credit facilities were $57.9 billion, which was $5.0 billion higher than the balance at December 31, 2018. During the three months ended March 31, 2019, the average balance of our liquidity portfolio was $18.5 billion.

	March 31, 2019	December 31, 2018
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$14,097	$12,832
Other short-term investments	1,000	—
Investment securities(2)	4,953	3,091
Total liquidity portfolio	20,050	15,923
Private asset-backed securitizations(3)	6,000	5,500
Primary liquidity sources	26,050	21,423
Federal Reserve discount window(3)	31,870	31,486
Total liquidity portfolio and undrawn credit facilities	$57,920	$52,909

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $47 million and $42 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2019 and December 31, 2018, respectively.

(3)	See "— Additional Funding Sources" for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred stock dividend payments and debt service obligations using existing cash resources. At March 31, 2019, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.
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

Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory reforms, such as the future implementation of CECL, may require us to hold more capital or adversely impact our capital level. We consider the potential impacts of these reforms in managing our capital position.
Under Basel III rules for regulatory capital, DFS and Discover Bank are classified as "Standardized Approach" entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. The Basel III rules revised minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and refined the definition of what constitutes "capital" for purposes of calculating those ratios of which certain requirements were subject to phase-in periods through the end of 2018; as of January 1, 2019, thresholds within the Basel III rules are fully phased-in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017. For additional information regarding the risk-based capital and leverage ratios, see Note 10: Capital Adequacy to our condensed consolidated financial statements.
The Basel III rules also introduced a CCB on top of the minimum risk-weighted asset ratios. The buffer is designed to absorb losses during periods of economic stress. The application of the buffer was subject to phase-in periods that ended beginning January 1, 2019. The CCB effectively results in minimum regulatory capital ratios (including the CCB) of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a capital ratio below the required threshold will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. There is a proposal under regulatory review that would replace the CCB with a Stress Capital Buffer.
Another main component of the Basel III rules is a prescribed "Standardized Approach" for calculating risk-weighted assets that expands the risk-weight range from 0% to 1,250%. The new range is intended to be more risk-sensitive and the risk weight assigned depends on the nature of the asset in question.
The Basel III rules provide for certain threshold-based deductions from and adjustments to CET1, to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15%. In September 2017, federal banking regulators issued a notice of proposed rulemaking that would, among other things, revise certain capital requirements for Standardized Approach banks by raising the 10% of CET1 deduction threshold for certain items to 25% and eliminating the 15% combined deduction threshold applying to these items. These proposed changes have not yet been implemented.
Basel III rules also require disclosures relating to market discipline. This series of disclosures is commonly referred to as "Pillar 3." The objective is to increase transparency of capital requirements for banking organizations. We are required to make prescribed regulatory disclosures on a quarterly basis regarding our capital structure, capital adequacy, risk exposures and risk-weighted assets. The Pillar 3 disclosures are made publicly available on our website in a report called "Basel III Regulatory Capital Disclosures."
At March 31, 2019, DFS and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of March 31, 2019, tangible common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this metric and definitions may vary, so we advise users of this information to exercise caution in comparing this metric for different companies.

The following table provides a reconciliation of total common stockholders' equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	March 31, 2019	December 31, 2018
Total common stockholders' equity(1)	$10,696	$10,567
Less: goodwill	(255)	(255)
Less: intangible assets, net	(160)	(161)
Tangible common equity	$10,281	$10,151

(1)	Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and CCAR program. In 2018, we were required to submit a capital plan to the Federal Reserve that included an assessment of our expected uses and sources of capital over a nine-quarter planning horizon. We submitted our capital plan to the Federal Reserve in April 2018 for the 2018 CCAR cycle. In June 2018, the Federal Reserve published the results of its annual supervisory stress tests for bank holding companies with $50 billion or more in total consolidated assets, including DFS, and we received notice that the Federal Reserve did not object to our proposed capital plan, including planned quarterly capital distributions through June 30, 2019. Our ability to make capital distributions, including our ability to pay dividends on or repurchase shares of our common stock, will continue to be subject to regulatory limitations imposed by the Federal Reserve.
Under rules in effect in 2018, DFS was required to publish company-run stress tests results twice each year and Discover Bank was required to publish bank-run stress tests annually. Certain statutory changes under the EGRRCPA and proposed changes to regulatory rules, if adopted, would substantially change the stress testing and capital planning requirements applicable to us for 2020 and beyond. During the first quarter of 2019, we were notified that we are not required to participate in CCAR or submit to supervisory stress tests for the 2019 stress test cycle. However, our capital distributions for the period between July 1, 2019 and June 30, 2020 will be limited based on a formula that is largely based on results from the Federal Reserve's 2018 supervisory stress test. In April 2019, we submitted our planned capital actions for the period between July 1, 2019 and June 30, 2020 to the Federal Reserve. Moreover, we remain subject to certain capital stress testing requirements, including the development and maintenance of a capital plan approved by our Board of Directors. However, Discover is not required to disclose the company-run stress test results in 2019.
We recently declared a quarterly cash dividend on our common stock of $0.40 per share, payable on June 6, 2019 to holders of record on May 24, 2019, which is consistent with last quarter. We also pay dividends on our preferred stock semi-annually.
On July 19, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 billion of our outstanding shares of common stock. The program expires on January 31, 2020 and may be terminated at any time. This program replaced the prior $2.8 billion share repurchase program, which had $611 million of remaining authorization. During the three months ended March 31, 2019, we repurchased approximately 7 million shares, or 2%, of our outstanding common stock for $460 million. We expect to continue to repurchase shares under our program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including non-objection from the Federal Reserve as described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period, no dividend may be declared or paid or set aside for payment on our common stock. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or adversely impact our capital level. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.

Certain Off-Balance Sheet Arrangements
Guarantees
Guarantees are contracts or indemnification agreements that contingently require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Also included in guarantees are contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity's failure to perform under an agreement. Our guarantees relate to transactions processed on the Discover Network and certain transactions processed by PULSE and Diners Club. See Note 11: Commitments, Contingencies and Guarantees to our condensed consolidated financial statements for further discussion regarding our guarantees.
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at March 31, 2019, which include deposits, long-term borrowings, operating lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $99.5 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2018 under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments."
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At March 31, 2019, our unused credit arrangements were approximately $201.6 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for an investment position or portfolio. We are exposed to market risk primarily from changes in interest rates.
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

Our interest rate sensitive assets include our variable-rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At March 31, 2019, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point increase in the underlying market-based indexed rate has been considered. For assets that have a fixed interest rate but contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and the overall growth and composition of the balance sheet. These assumptions are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented below. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term versus long-term rates, balance sheet composition, competitor actions affecting pricing decisions in our loans and deposits, and strategic actions undertaken by management.
The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At March 31, 2019		At December 31, 2018
Basis point change	$	%	$	%
+100	$162	1.68%	$192	2.01%
-100	$(167)	(1.73)%	$(194)	(2.03)%

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Glossary of Acronyms

•	ALCO: Asset and Liability Management Committee

•	AOCI: Accumulated Other Comprehensive Income

•	ASC: Accounting Standards Codification

•	ASU: Accounting Standards Update

•	CCAR: Comprehensive Capital Analysis and Review

•	CCB: Capital Conservation Buffer

•	CCPA: California Consumer Privacy Act

•	CECL: Current Expected Credit Loss

•	CET1: Common Equity Tier 1

•	CFPB: Consumer Financial Protection Bureau

•	DCENT: Discover Card Execution Note Trust

•	DCMT: Discover Card Master Trust

•	DFS: Discover Financial Services

•	EGRRCPA: Economic Growth, Regulatory Relief, and Consumer Protection Act

•	EPS: Earnings Per Share

•	EWIs: Early Warning Indicators

•	FASB: Financial Accounting Standards Board

•	FDIC: Federal Deposit Insurance Corporation

•	GAAP: Generally Accepted Accounting Principles

•	IRS: Internal Revenue Service

•	LIBOR: London Interbank Offered Rate

•	OCI: Other Comprehensive Income

•	OIS: Overnight Index Swap

•	PCD: Purchased Credit-Deteriorated

•	PCI: Purchased Credit-Impaired

•	SLC: The Student Loan Corporation

•	TDR: Troubled Debt Restructuring

•	VIEs: Variable Interest Entities

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of legal proceedings, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
January 1 - 31, 2019
Repurchase program(1)	2,515,536	$62.99	2,515,536	$1,981,826,302
Employee transactions(2)	4,493	$67.36	N/A	N/A
February 1 - 28, 2019
Repurchase program(1)	2,096,802	$69.57	2,096,802	$1,835,947,974
Employee transactions(2)	392,008	$68.40	N/A	N/A
March 1 - 31, 2019
Repurchase program(1)	2,172,865	$71.55	2,172,865	$1,680,479,951
Employee transactions(2)	181	$70.09	N/A	N/A

Total
Repurchase program(1)	6,785,203	$67.77	6,785,203	$1,680,479,951
Employee transactions(2)	396,682	$68.39	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

10.1	Form 2019 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan

10.2	Form 2019 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President, Chief Financial Officer
Date: May 2, 2019