Form 10-Q
period 2019-06-30
Discover Financial Services
filed 2019-08-01
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-33378
DISCOVER FINANCIAL SERVICES
(Exact name of registrant as specified in its charter)
DE
(State or other jurisdiction of incorporation or organization)
36-2517428
(I.R.S. Employer Identification No.)
2500 Lake Cook Road, Riverwoods, Illinois 60015
(Address of principal executive offices, including zip code)
(224) 405-0900
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2019, there were 318,241,033 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	June 30, 2019	December 31, 2018
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$10,313	$13,299
Restricted cash	1,040	1,846
Other short-term investments	1,000	—
Investment securities (includes $7,323 and $3,133 at fair value at June 30, 2019 and December 31, 2018, respectively)	7,581	3,370
Loan receivables
Loan receivables	90,229	90,512
Allowance for loan losses	(3,202)	(3,041)
Net loan receivables	87,027	87,471
Premises and equipment, net	1,008	936
Goodwill	255	255
Intangible assets, net	160	161
Other assets	2,323	2,215
Total assets	$110,707	$109,553
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$69,064	$67,084
Non-interest bearing deposit accounts	670	675
Total deposits	69,734	67,759
Long-term borrowings	25,163	27,228
Accrued expenses and other liabilities	4,317	3,436
Total liabilities	99,214	98,423
Commitments, contingencies and guarantees (Notes 8, 11 and 12)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 566,018,680 and 564,851,848 shares issued at June 30, 2019 and December 31, 2018, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 5,700 shares issued and outstanding and aggregate liquidation preference of $570 at June 30, 2019 and December 31, 2018	563	563
Additional paid-in capital	4,167	4,130
Retained earnings	20,107	18,906
Accumulated other comprehensive loss	(83)	(156)
Treasury stock, at cost; 246,543,201 and 233,406,005 shares at June 30, 2019 and December 31, 2018, respectively	(13,267)	(12,319)
Total stockholders' equity	11,493	11,130
Total liabilities and stockholders' equity	$110,707	$109,553

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

	June 30, 2019	December 31, 2018
	(unaudited) (dollars in millions)
Assets
Restricted cash	$1,040	$1,846
Loan receivables	$31,564	$33,424
Allowance for loan losses allocated to securitized loan receivables	$(1,161)	$(1,150)
Other assets	$8	$7
Liabilities
Long-term borrowings	$14,214	$16,917
Accrued expenses and other liabilities	$15	$18

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,396	$2,139	$4,758	$4,229
Other loans	460	421	917	838
Investment securities	39	6	67	13
Other interest income	82	70	172	125
Total interest income	2,977	2,636	5,914	5,205
Interest expense
Deposits	401	287	787	549
Long-term borrowings	244	220	490	427
Total interest expense	645	507	1,277	976
Net interest income	2,332	2,129	4,637	4,229
Provision for loan losses	787	742	1,596	1,493
Net interest income after provision for loan losses	1,545	1,387	3,041	2,736
Other income
Discount and interchange revenue, net	299	263	530	517
Protection products revenue	49	50	98	103
Loan fee income	102	95	206	191
Transaction processing revenue	48	42	94	85
Other income	22	24	50	53
Total other income	520	474	978	949
Other expense
Employee compensation and benefits	427	400	852	805
Marketing and business development	224	224	419	409
Information processing and communications	101	86	200	168
Professional fees	183	161	350	316
Premises and equipment	26	24	54	50
Other expense	117	89	227	204
Total other expense	1,078	984	2,102	1,952
Income before income tax expense	987	877	1,917	1,733
Income tax expense	234	208	438	398
Net income	$753	$669	$1,479	$1,335
Net income allocated to common stockholders	$747	$663	$1,452	$1,309
Basic earnings per common share	$2.32	$1.91	$4.46	$3.73
Diluted earnings per common share	$2.32	$1.91	$4.46	$3.72

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited) (dollars in millions)
Net income	$753	$669	$1,479	$1,335
Other comprehensive income, net of tax
Unrealized gains (losses) on available-for-sale investment securities, net of tax	71	(1)	102	(8)
Unrealized (losses) gains on cash flow hedges, net of tax	(18)	7	(30)	26
Unrealized pension and post-retirement plan gains, net of tax	—	—	1	1
Other comprehensive income	53	6	73	19
Comprehensive income	$806	$675	$1,552	$1,354

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
For the Three Months Ended June 30, 2018
Balance at March 31, 2018	6	$563	564,510	$6	$4,068	$17,211	$(139)	$(10,838)	$10,871
Cumulative effect of ASU No. 2018-02 adoption	—	—	—	—	—	29	(29)	—	—
Net income	—	—	—	—	—	669	—	—	669
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(556)	(556)
Common stock issued under employee benefit plans	—	—	22	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	26	—	20	—	—	—	20
Dividends — common stock ($0.35 per share)	—	—	—	—	—	(122)	—	—	(122)
Balance at June 30, 2018	6	$563	564,558	$6	$4,089	$17,787	$(162)	$(11,394)	$10,889

For the Three Months Ended June 30, 2019
Balance at March 31, 2019	6	$563	565,973	$6	$4,148	$19,484	$(136)	$(12,806)	$11,259
Net income	—	—	—	—	—	753	—	—	753
Other comprehensive income	—	—	—	—	—	—	53	—	53
Purchases of treasury stock	—	—	—	—	—	—	—	(461)	(461)
Common stock issued under employee benefit plans	—	—	24	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	22	—	18	—	—	—	18
Dividends — common stock ($0.40 per share)	—	—	—	—	—	(130)	—	—	(130)
Balance at June 30, 2019	6	$563	566,019	$6	$4,167	$20,107	$(83)	$(13,267)	$11,493

For the Six Months Ended June 30, 2018
Balance at December 31, 2017	6	$563	563,498	$6	$4,042	$16,687	$(152)	$(10,254)	$10,892
Cumulative effect of ASU No. 2018-02 adoption	—	—	—	—	—	29	(29)	—	—
Net income	—	—	—	—	—	1,335	—	—	1,335
Other comprehensive income	—	—	—	—	—	—	19	—	19
Purchases of treasury stock	—	—	—	—	—	—	—	(1,140)	(1,140)
Common stock issued under employee benefit plans	—	—	45	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	1,015	—	44	—	—	—	44
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(248)	—	—	(248)
Dividends — preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at June 30, 2018	6	$563	564,558	$6	$4,089	$17,787	$(162)	$(11,394)	$10,889

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	6	$563	564,852	$6	$4,130	$18,906	$(156)	$(12,319)	$11,130
Net income	—	—	—	—	—	1,479	—	—	1,479
Other comprehensive income	—	—	—	—	—	—	73	—	73
Purchases of treasury stock	—	—	—	—	—	—	—	(948)	(948)
Common stock issued under employee benefit plans	—	—	51	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	1,116	—	34	—	—	—	34
Dividends — common stock ($0.80 per share)	—	—	—	—	—	(262)	—	—	(262)
Dividends — preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at June 30, 2019	6	$563	566,019	$6	$4,167	$20,107	$(83)	$(13,267)	$11,493

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2019	2018
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$1,479	$1,335
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,596	1,493
Depreciation and amortization	202	216
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(201)	(198)
Net loss on investments and other assets	21	22
Other, net	(11)	(93)
Changes in assets and liabilities
(Increase) decrease in other assets	(23)	190
Increase (decrease) in accrued expenses and other liabilities	850	(141)
Net cash provided by operating activities	3,913	2,824

Cash flows from investing activities
Purchases of other short-term investments	(1,000)	—
Maturities of available-for-sale investment securities	70	86
Purchases of available-for-sale investment securities	(4,115)	—
Maturities of held-to-maturity investment securities	12	9
Purchases of held-to-maturity investment securities	(34)	(62)
Net principal disbursed on loans originated for investment	(950)	(1,639)
Purchases of other investments	(21)	(5)
Purchases of premises and equipment	(151)	(118)
Net cash used for investing activities	(6,189)	(1,729)

Cash flows from financing activities
Proceeds from issuance of securitized debt	1,234	2,184
Maturities and repayment of securitized debt	(4,070)	(2,337)
Proceeds from issuance of other long-term borrowings	595	844
Maturities and repayment of other long-term borrowings	(7)	(753)
Proceeds from issuance of common stock	4	3
Purchases of treasury stock	(948)	(1,140)
Net increase in deposits	1,955	2,900
Dividends paid on common and preferred stock	(279)	(264)
Net cash (used for) provided by financing activities	(1,516)	1,437
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,792)	2,532
Cash, cash equivalents and restricted cash, at beginning of period	15,145	13,387
Cash, cash equivalents and restricted cash, at end of period	$11,353	$15,919

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,313	$15,289
Restricted cash	1,040	630
Cash, cash equivalents and restricted cash, at end of period	$11,353	$15,919

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss model with the current expected credit loss ("CECL") approach. For loans carried at amortized cost, the allowance for loan losses will be based on management's current estimate of all expected credit losses over the remaining contractual term of the loans. Upon the origination of a loan, the Company will have to record its estimate of all expected credit losses on that loan through an immediate charge to earnings. Updates to that estimate each period will be recorded through provision expense. The CECL estimate is to be based on historical experience, current conditions and reasonable and supportable forecasts.
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

The ASU is effective for the Company on January 1, 2020. A cross-functional governance structure is in place to oversee the implementation of the standard. The Company continues to refine loss forecasting models and technological solutions, and advance processes and controls in support of the new standard. Management is also finalizing key accounting interpretations, the time period over which losses can be reasonably estimated and the reversion method for periods beyond the reasonable and supportable forecast period. Upon adoption, the allowance for loan losses is expected to increase with an offsetting adjustment, net of taxes, to retained earnings. Additionally, there will be an immaterial increase to the carrying value of PCD loans. Adoption of the standard will materially impact stockholders' equity, regulatory capital and the Company's consolidated financial condition. In addition, the Company's results of operations may be subject to more volatility. The extent of the impact upon adoption will depend on the characteristics of the Company's loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

2.	Investments
The Company's other short-term investments and investment securities consist of the following (dollars in millions):

	June 30, 2019	December 31, 2018
Certificates of deposit(1)	$1,000	$—
Total other short-term investments	$1,000	$—

U.S. Treasury securities(2)	$6,835	$2,586
Residential mortgage-backed securities - Agency(3)	746	784
Total investment securities	$7,581	$3,370

(1)	Includes certificates of deposit with maturity dates greater than 90 days but less than one year at the time of acquisition.

(2)	Includes $53 million and $42 million of U.S. Treasury securities pledged as swap collateral as of June 30, 2019 and December 31, 2018, respectively.

(3)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2019
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$6,686	$149	$—	$6,835
Residential mortgage-backed securities - Agency	488	2	(2)	488
Total available-for-sale investment securities	$7,174	$151	$(2)	$7,323
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$258	$3	$(1)	$260
Total held-to-maturity investment securities	$258	$3	$(1)	$260

At December 31, 2018
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,559	$27	$—	$2,586
Residential mortgage-backed securities - Agency	559	—	(12)	547
Total available-for-sale investment securities	$3,118	$27	$(12)	$3,133
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$237	$—	$(4)	$233
Total held-to-maturity investment securities	$237	$—	$(4)	$233

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2019
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	13	$39	$—	$176	$(2)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	51	$4	$—	$78	$(1)

At December 31, 2018
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	31	$110	$(1)	$437	$(11)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	90	$101	$(1)	$83	$(3)

There were no losses related to other-than-temporary impairments and no proceeds from sales or recognized gains and losses on available-for-sale securities during the three and six months ended June 30, 2019 and 2018. See Note 7: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and six months ended June 30, 2019 and 2018.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At June 30, 2019	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$372	$5,563	$751	$—	$6,686
Residential mortgage-backed securities - Agency(1)	—	110	378	—	488
Total available-for-sale investment securities	$372	$5,673	$1,129	$—	$7,174
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$258	$258
Total held-to-maturity investment securities	$—	$—	$—	$258	$258
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$374	$5,694	$767	$—	$6,835
Residential mortgage-backed securities - Agency(1)	—	110	378	—	488
Total available-for-sale investment securities	$374	$5,804	$1,145	$—	$7,323
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$260	$260
Total held-to-maturity investment securities	$—	$—	$—	$260	$260

(1)	Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of June 30, 2019 and December 31, 2018, the Company had outstanding investments in these entities of $310 million and $295 million, respectively, and related contingent liabilities of $65 million and $49 million, respectively. Of the above outstanding equity investments, the Company had $290 million and $271 million of investments related to affordable housing projects as of June 30, 2019 and December 31, 2018, respectively, which had $59 million and $30 million related contingent liabilities, respectively.

3.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company's classes of receivables within the three portfolio segments are depicted in the following table (dollars in millions):

	June 30, 2019	December 31, 2018
Credit card loans(1)	$72,393	$72,876
Other loans
Personal loans	7,414	7,454
Private student loans	7,943	7,728
Other	1,047	817
Total other loans	16,404	15,999
PCI loans(2)	1,432	1,637
Total loan receivables	90,229	90,512
Allowance for loan losses	(3,202)	(3,041)
Net loan receivables	$87,027	$87,471

(1)
Amounts include carrying values of $19.0 billion and $22.0 billion in underlying investors' interest in trust debt at June 30, 2019 and December 31, 2018, respectively, and $12.3 billion and $11.1 billion in seller's interest at June 30, 2019 and December 31, 2018, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

(2)
Amounts include carrying values of $326 million and $363 million in loans pledged as collateral against the note issued from The Student Loan Corporation ("SLC") securitization trust at June 30, 2019 and December 31, 2018, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At June 30, 2019
Credit card loans(2)	$835	$857	$1,692	$772	$246
Other loans
Personal loans(3)	79	31	110	29	11
Private student loans (excluding PCI)(4)	100	33	133	33	8
Other	3	1	4	—	14
Total other loans (excluding PCI)	182	65	247	62	33
Total loan receivables (excluding PCI)	$1,017	$922	$1,939	$834	$279

At December 31, 2018
Credit card loans(2)	$885	$887	$1,772	$781	$266
Other loans
Personal loans(3)	84	35	119	33	11
Private student loans (excluding PCI)(4)	117	38	155	37	8
Other	2	1	3	—	17
Total other loans (excluding PCI)	203	74	277	70	36
Total loan receivables (excluding PCI)	$1,088	$961	$2,049	$851	$302

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $11 million and $10 million for the three months ended June 30, 2019 and 2018, respectively, and $23 million and $19 million for the six months ended June 30, 2019 and 2018, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)	Credit card loans that are 90 or more days delinquent and accruing interest include $135 million and $116 million of loans accounted for as TDRs at June 30, 2019 and December 31, 2018, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $6 million and $5 million of loans accounted for as TDRs at June 30, 2019 and December 31, 2018, respectively.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $7 million of loans accounted for as TDRs at June 30, 2019 and December 31, 2018.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended June 30,
	2019		2018
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$623	3.49%	$555	3.34%
Other loans
Personal loans	80	4.33%	72	3.97%
Private student loans (excluding PCI)	15	0.73%	21	1.16%
Other	—	—%	1	0.34%
Total other loans	95	2.31%	94	2.48%
Net charge-offs (excluding PCI)	$718	3.27%	$649	3.18%
Net charge-offs (including PCI)	$718	3.22%	$649	3.11%

	For the Six Months Ended June 30,
	2019		2018
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$1,239	3.50%	$1,095	3.33%
Other loans
Personal loans	164	4.43%	145	4.00%
Private student loans (excluding PCI)	30	0.76%	43	1.17%
Other	—	—%	1	0.23%
Total other loans	194	2.38%	189	2.50%
Net charge-offs (excluding PCI)	$1,433	3.29%	$1,284	3.18%
Net charge-offs (including PCI)	$1,433	3.23%	$1,284	3.10%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.
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
At June 30, 2019
Credit card loans	81%	19%
Personal loans	94%	6%
Private student loans (excluding PCI)(1)	94%	6%

At December 31, 2018
Credit card loans	81%	19%
Personal loans	94%	6%
Private student loans (excluding PCI)(1)	94%	6%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."

For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At June 30, 2019 and December 31, 2018, there were $41 million and $37 million, respectively, of private student loans, including those classified as PCI, in forbearance, representing 0.7% of total student loans in repayment and forbearance.
Allowance for Loan Losses
The following tables provide changes in the Company's allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,622	$338	$168	$6	$3,134
Additions
Provision for loan losses	692	80	15	—	787
Deductions
Charge-offs	(789)	(91)	(18)	—	(898)
Recoveries	166	11	3	—	180
Net charge-offs	(623)	(80)	(15)	—	(718)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,691	$338	$167	$6	$3,202

	For the Three Months Ended June 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,252	$301	$170	$13	$2,736
Additions
Provision for loan losses	637	84	22	(1)	742
Deductions
Charge-offs	(684)	(80)	(24)	(1)	(789)
Recoveries	129	8	3	—	140
Net charge-offs	(555)	(72)	(21)	(1)	(649)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,334	$313	$170	$11	$2,828

(1) Includes both PCI and non-PCI private student loans.
(2) Net change in reserves on PCI pools having no remaining non-accretable difference.

The following tables provide changes in the Company's allowance for loan losses (dollars in millions):

	For the Six Months Ended June 30, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,528	$338	$169	$6	$3,041
Additions
Provision for loan losses	1,402	164	30	—	1,596
Deductions
Charge-offs	(1,563)	(185)	(37)	—	(1,785)
Recoveries	324	21	7	—	352
Net charge-offs	(1,239)	(164)	(30)	—	(1,433)
Other(2)	—	—	(2)	—	(2)
Balance at end of period	$2,691	$338	$167	$6	$3,202

	For the Six Months Ended June 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	1,282	157	53	1	1,493
Deductions
Charge-offs	(1,347)	(161)	(49)	(1)	(1,558)
Recoveries	252	16	6	—	274
Net charge-offs	(1,095)	(145)	(43)	(1)	(1,284)
Other(2)	—	—	(2)	—	(2)
Balance at end of period	$2,334	$313	$170	$11	$2,828

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.
Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$128	$110	$255	$219
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$30	$28	$61	$55

The following tables provide additional detail of the Company's allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At June 30, 2019
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,265	$282	$116	$4	$2,667
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	426	56	28	2	512
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	23	—	23
Total allowance for loan losses	$2,691	$338	$167	$6	$3,202
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$69,583	$7,233	$7,715	$994	$85,525
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	2,810	181	228	53	3,272
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,432	—	1,432
Total recorded investment	$72,393	$7,414	$9,375	$1,047	$90,229

At December 31, 2018
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,229	$292	$121	$4	$2,646
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	299	46	23	2	370
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	25	—	25
Total allowance for loan losses	$2,528	$338	$169	$6	$3,041
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$70,628	$7,302	$7,546	$761	$86,237
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	2,248	152	182	56	2,638
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,637	—	1,637
Total recorded investment	$72,876	$7,454	$9,365	$817	$90,512

(1)	Includes both PCI and non-PCI private student loans.

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

(3)
The unpaid principal balance of credit card loans was $2.5 billion and $2.0 billion at June 30, 2019 and December 31, 2018, respectively. All loans accounted for as TDRs have a related allowance for loan losses.

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
At June 30, 2019, there was $5.5 billion of private student loans in repayment, which includes both PCI and non-PCI loans. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A non-PCI modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores.
Borrower performance after using payment programs or forbearance is monitored and the Company believes the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. The Company plans to continue to use payment programs and forbearance and, as a result, expects to have additional loans classified as TDRs in the future.

Additional information about modified loans classified as TDRs is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended June 30, 2019
Credit card loans(3)	$2,680	$82	$50
Personal loans	$173	$4	$2
Private student loans	$215	$4	$—

For the Three Months Ended June 30, 2018
Credit card loans(3)	$1,604	$41	$32
Personal loans	$125	$3	$2
Private student loans	$153	$3	$—

For the Six Months Ended June 30, 2019
Credit card loans(3)	$2,541	$152	$95
Personal loans	$166	$8	$4
Private student loans	$204	$8	$—

For the Six Months Ended June 30, 2018
Credit card loans(3)	$1,507	$75	$58
Personal loans	$120	$6	$3
Private student loans	$147	$6	$—

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

(3)
Includes credit card loans that were modified in TDRs, but are no longer enrolled in a TDR program due to noncompliance with the terms of the modification or due to successful completion of a program after which charging privileges may be reinstated based on customer-level evaluation. The average balance of credit card loans that were no longer enrolled in a TDR program was $834 million and $397 million for the three months ended June 30, 2019 and 2018, respectively, and $756 million and $391 million for the six months ended June 30, 2019 and 2018, respectively.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and six months ended June 30, 2019 and 2018, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended June 30, 2019 and 2018, the Company forgave approximately $17 million and $11 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the six months ended June 30, 2019 and 2018, the Company forgave approximately $34 million and $23 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended June 30,
	2019		2018
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	84,568	$551	56,003	$363
Personal loans	2,670	$36	1,836	$23
Private student loans	1,710	$30	1,046	$21

	For the Six Months Ended June 30,
	2019		2018
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	176,924	$1,143	116,058	$743
Personal loans	5,270	$71	3,964	$52
Private student loans	3,286	$61	1,952	$37

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30,
	2019		2018
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	16,220	$95	8,970	$49
Personal loans(2)	946	$14	637	$8
Private student loans(3)	290	$6	204	$3

	For the Six Months Ended June 30,
	2019		2018
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	31,872	$185	17,784	$96
Personal loans(2)	1,794	$27	1,212	$16
Private student loans(3)	570	$11	475	$8

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the three months ended June 30, 2019 and 2018, approximately 39% and 34%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a loan modification program. Of the account balances that defaulted as shown above for the six months ended June 30, 2019 and 2018, approximately 39% and 36%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a loan modification program. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company's only PCI loans at June 30, 2019 and December 31, 2018. Total PCI student loans had an outstanding balance of $1.5 billion and $1.7 billion, including accrued interest, and a related carrying amount of $1.4 billion and $1.6 billion as of June 30, 2019 and December 31, 2018, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$538	$633	$548	$669
Accretion into interest income	(31)	(36)	(63)	(72)
Other changes in expected cash flows	1	11	23	11
Balance at end of period	$508	$608	$508	$608

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future net credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three or six months ended June 30, 2019 and 2018. The allowance for PCI loan losses at June 30, 2019 and December 31, 2018 was $23 million and $25 million, respectively. For the three and six months ended June 30, 2019 and 2018, the increase in accretable yield was primarily driven by changes in rates on variable rate loans. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At June 30, 2019, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.64% and 0.58%, respectively. At December 31, 2018, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.93% and 0.78%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.43% and 0.31% for the three months ended June 30, 2019 and 2018, respectively, and 0.34% and 0.66% for the six months ended June 30, 2019 and 2018, respectively.

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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2019	December 31, 2018
Restricted cash	$1,029	$1,834

Investors' interests held by third-party investors	14,000	16,800
Investors' interests held by wholly-owned subsidiaries of Discover Bank	4,951	5,211
Seller's interest	12,287	11,050
Loan receivables(1)	31,238	33,061
Allowance for loan losses allocated to securitized loan receivables(1)	(1,161)	(1,150)
Net loan receivables	30,077	31,911
Other	8	7
Carrying value of assets of consolidated variable interest entities	$31,114	$33,752

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company's balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of June 30, 2019, no economic or other early amortization events have occurred.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2019	December 31, 2018
Restricted cash	$11	$12
Student loan receivables	326	363
Carrying value of assets of consolidated variable interest entities	$337	$375

5.	Deposits
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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	June 30, 2019	December 31, 2018
Certificates of deposit in amounts less than $100,000	$25,909	$27,947
Certificates of deposit in amounts $100,000 or greater(1)	7,789	6,841
Savings deposits, including money market deposit accounts	35,366	32,296
Total interest-bearing deposits	$69,064	$67,084

(1)
Includes $2.0 billion and $1.7 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

June 30, 2019
Three months or less	$1,285
Over three months through six months	1,293
Over six months through twelve months	2,921
Over twelve months	2,290
Total	$7,789

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

June 30, 2019
2019	$8,037
2020	12,269
2021	5,678
2022	3,002
2023	1,860
Thereafter	2,852
Total	$33,698

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	June 30, 2019				December 31, 2018
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2019-2024	1.39%-3.32%	2.34%	$9,821	$10,657
Floating-rate asset-backed securities(2)(3)	2020-2024	2.62%-2.99%	2.80%	4,215	6,063
Total Discover Card Master Trust I and Discover Card Execution Note Trust				14,036	16,720

Floating-rate asset-backed security(4)(5)	2031	6.50%	6.50%	178	197
Total SLC Private Student Loan Trust				178	197
Total long-term borrowings - owed to securitization investors				14,214	16,917

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2019-2027	3.75%-10.25%	4.30%	3,356	2,743
Fixed-rate retail notes	2019-2031	2.85%-4.60%	3.73%	339	346

Discover Bank
Fixed-rate senior bank notes(1)	2020-2028	3.10%-4.65%	3.69%	6,058	6,027
Fixed-rate subordinated bank notes	2019-2028	4.68%-8.70%	6.32%	1,196	1,195
Total long-term borrowings				$25,163	$27,228

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate ("LIBOR") or Overnight Index Swap ("OIS") Rate. Use of these interest rate swaps impacts carrying value of the debt. See Note 14: Derivatives and Hedging Activities.

(2)	Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of June 30, 2019.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 14: Derivatives and Hedging Activities.

(4)	SLC Private Student Loan Trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of June 30, 2019.

(5)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The date shown represents final maturity date.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

June 30, 2019
2019	$2,475
2020	4,739
2021	3,417
2022	4,110
2023	3,329
Thereafter	7,093
Total	$25,163

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2019, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of June 30, 2019. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar years 2020 through 2022. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Investment Securities, Net of Tax	Gains (Losses) on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended June 30, 2019
Balance at March 31, 2019	$41	$10	$(187)	$(136)
Net change	71	(18)	—	53
Balance at June 30, 2019	$112	$(8)	$(187)	$(83)

For the Three Months Ended June 30, 2018
Balance at March 31, 2018	$(12)	$29	$(156)	$(139)
Cumulative effect of ASU No. 2018-02 adoption(1)	(1)	3	(31)	(29)
Net change	(1)	7	—	6
Balance at June 30, 2018	$(14)	$39	$(187)	$(162)

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	$10	$22	$(188)	$(156)
Net change	102	(30)	1	73
Balance at June 30, 2019	$112	$(8)	$(187)	$(83)

For the Six Months Ended June 30, 2018
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)
Cumulative effect of ASU No. 2018-02 adoption(1)	(1)	3	(31)	(29)
Net change	(8)	26	1	19
Balance at June 30, 2018	$(14)	$39	$(187)	$(162)

(1)	Represents the adjustment to AOCI as a result of adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the second quarter of 2018.

The following table presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended June 30, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$94	$(23)	$71
Net change	$94	$(23)	$71
Cash Flow Hedges
Net unrealized losses arising during the period	$(22)	$6	$(16)
Amounts reclassified from AOCI	(2)	—	(2)
Net change	$(24)	$6	$(18)

For the Three Months Ended June 30, 2018
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(1)	$—	$(1)
Net change	$(1)	$—	$(1)
Cash Flow Hedges
Net unrealized gains arising during the period	$10	$(2)	$8
Amounts reclassified from AOCI	(1)	—	(1)
Net change	$9	$(2)	$7

For the Six Months Ended June 30, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$134	$(32)	$102
Net change	$134	$(32)	$102
Cash Flow Hedges
Net unrealized losses arising during the period	$(35)	$9	$(26)
Amounts reclassified from AOCI	(5)	1	(4)
Net change	$(40)	$10	$(30)
Pension Plan
Unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

For the Six Months Ended June 30, 2018
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(10)	$2	$(8)
Net change	$(10)	$2	$(8)
Cash Flow Hedges
Net unrealized gains arising during the period	$34	$(8)	$26
Net change	$34	$(8)	$26
Pension Plan
Unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income before income tax expense	$987	$877	$1,917	$1,733
Income tax expense	$234	$208	$438	$398
Effective income tax rate	23.8%	23.7%	22.9%	23.0%

Income tax expense increased $26 million and $40 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The effective tax rate was flat for the three and six months ended June 30, 2019 as compared to the same periods in 2018.
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

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income	$753	$669	$1,479	$1,335
Preferred stock dividends	—	—	(16)	(16)
Net income available to common stockholders	753	669	1,463	1,319
Income allocated to participating securities	(6)	(6)	(11)	(10)
Net income allocated to common stockholders	$747	$663	$1,452	$1,309
Denominator
Weighted-average shares of common stock outstanding	322	348	325	351
Effect of dilutive common stock equivalents	1	—	1	—
Weighted-average shares of common stock outstanding and common stock equivalents	323	348	326	351

Basic earnings per common share	$2.32	$1.91	$4.46	$3.73
Diluted earnings per common share	$2.32	$1.91	$4.46	$3.72

There were no anti-dilutive securities on the computation of diluted EPS for the three or six months ended June 30, 2019 and 2018.

10.	Capital Adequacy
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
As of June 30, 2019, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as "well-capitalized," the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.
The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
June 30, 2019
Total capital (to risk-weighted assets)
Discover Financial Services	$12,765	13.7%	$7,436	≥8.0%	$9,295	≥10.0%
Discover Bank	$13,218	14.4%	$7,351	≥8.0%	$9,188	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,188	12.0%	$5,577	≥6.0%	$5,577	≥6.0%
Discover Bank	$11,047	12.0%	$5,513	≥6.0%	$7,351	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,188	10.2%	$4,404	≥4.0%	N/A	N/A
Discover Bank	$11,047	10.1%	$4,355	≥4.0%	$5,444	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$10,625	11.4%	$4,183	≥4.5%	N/A	N/A
Discover Bank	$11,047	12.0%	$4,135	≥4.5%	$5,972	≥6.5%

December 31, 2018
Total capital (to risk-weighted assets)
Discover Financial Services	$12,532	13.5%	$7,450	≥8.0%	$9,312	≥10.0%
Discover Bank	$13,106	14.2%	$7,372	≥8.0%	$9,215	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,895	11.7%	$5,587	≥6.0%	$5,587	≥6.0%
Discover Bank	$10,834	11.8%	$5,529	≥6.0%	$7,372	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,895	10.1%	$4,308	≥4.0%	N/A	N/A
Discover Bank	$10,834	10.2%	$4,265	≥4.0%	$5,332	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$10,332	11.1%	$4,191	≥4.5%	N/A	N/A
Discover Bank	$10,834	11.8%	$4,147	≥4.5%	$5,990	≥6.5%

(1)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions.

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
Commitments
Unused Credit Arrangements
At June 30, 2019, the Company had unused credit arrangements for loans of approximately $204.0 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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

The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a potential counterparty defaults on its settlement and the time at which the Company disables the settlement of any further transactions for the defaulting party. The Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), however, there is no limitation on the maximum amount the Company may be liable to pay.
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $170 million as of June 30, 2019.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of June 30, 2019, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2019 and 2018.
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
The following table summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Aggregate sales transaction volume(1)	$42,831	$39,977	$81,590	$75,994

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.

The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2019 or December 31, 2018. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of June 30, 2019 and December 31, 2018, the Company had escrow deposits and settlement withholdings of $11 million and $10 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. For example, the Company is currently the subject of an action by the Federal Reserve with respect to anti-money laundering and related compliance programs as referred to below. In addition, certain subsidiaries of the Company are subject to a consent order with the Consumer Financial Protection Bureau (the "CFPB") regarding certain student loan servicing practices, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion, and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time. The existing supervisory action related to anti-money laundering and related laws and regulations will limit for a period of time the Company's ability to enter into certain types of acquisitions and make certain types of investments.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three and six months ended June 30, 2019 and 2018.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2019
Assets
Fair value - OCI
U.S. Treasury securities	$6,835	$—	$—	$6,835
Residential mortgage-backed securities - Agency	—	488	—	488
Available-for-sale investment securities	$6,835	$488	$—	$7,323

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

Balance at December 31, 2018
Assets
Fair value - OCI
U.S. Treasury securities	$2,586	$—	$—	$2,586
Residential mortgage-backed securities - Agency	—	547	—	547
Available-for-sale investment securities	$2,586	$547	$—	$3,133

Derivative financial instruments - cash flow hedges(1)	$—	$8	$—	$8

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$5	$—	$5

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

(1)
Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or six months ended June 30, 2019 and 2018.

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
The Company validates the fair value estimates provided by pricing services primarily by comparison to valuations obtained through other pricing sources. The Company evaluates pricing variances amongst different pricing sources to ensure that the valuations utilized are reasonable. The Company also corroborates the reasonableness of the fair value estimates with analysis of trends of significant inputs, such as market interest rate curves. The Company further performs due diligence in understanding the procedures and techniques performed by the pricing services to derive fair value estimates.
At June 30, 2019, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $479 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. The Company had no impairments related to these assets during the three or six months ended June 30, 2019 and 2018.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$260	$—	$260	$258
Held-to-maturity investment securities	$—	$260	$—	$260	$258

Net loan receivables	$—	$—	$90,586	$90,586	$87,027

Carrying value approximates fair value(1)
Cash and cash equivalents	$10,313	$—	$—	$10,313	$10,313
Restricted cash	$1,040	$—	$—	$1,040	$1,040
Other short-term investments	$1,000	$—	$—	$1,000	$1,000
Accrued interest receivables(2)	$—	$990	$—	$990	$990

Liabilities
Amortized cost
Time deposits(3)	$—	$33,969	$—	$33,969	$33,698

Long-term borrowings - owed to securitization investors	$—	$14,101	$194	$14,295	$14,214
Other long-term borrowings	—	11,589	—	11,589	10,949
Long-term borrowings	$—	$25,690	$194	$25,884	$25,163

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$302	$—	$302	$302

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
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at June 30, 2019 will be reclassified to interest expense as interest payments are accrued on certain of the Company's floating-rate securitized debt and deposits. During the next 12 months, the Company estimates it will reclassify an immaterial amount of pretax expense to interest expense related to its derivatives designated as cash flow hedges.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	June 30, 2019				December 31, 2018
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$1,650	4	$—	$2	$2,450	$8	$2
Interest rate swaps—fair value hedge	$8,250	10	—	2	$8,000	5	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$35	7	—	—	$33	—	—
Total gross derivative assets/liabilities(2)			—	4		13	2

Less: collateral held/posted(3)			—	(4)		(8)	(2)
Total net derivative assets/liabilities			$—	$—		$5	$—

(1)
The foreign exchange forward contracts have notional amounts of EUR 9 million, GBP 12 million, SGD 1 million and INR 596 million as of June 30, 2019 and notional amounts of EUR 9 million, GBP 12 million, SGD 1 million and INR 464 million as of December 31, 2018.

(2)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At June 30, 2019, the Company had one outstanding contract with a notional amount of $46 million and immaterial fair value. At December 31, 2018, the Company had one outstanding contract with a notional amount of $79 million and immaterial fair value.

(3)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustment for fair value hedges (dollars in millions):

	June 30, 2019		December 31, 2018
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities
Long-term borrowings	$7,800	$49	$7,893	$(91)

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Three Months Ended June 30, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(401)	$(244)	$22

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$1	$1	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(85)	$—
Gains on interest rate swaps	—	74	—
Total gains (losses) on fair value hedges	$—	$(11)	$—

For the Three Months Ended June 30, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(287)	$(220)	$24

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$1	$—

Gains (losses) on fair value hedging relationship
Gains on hedged items	$—	$11	$—
Gains (losses) on interest rate swaps	—	(22)	—
Total gains (losses) on fair value hedges	$—	$(11)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$2

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Six Months Ended June 30, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(787)	$(490)	$50

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$2	$3	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(140)	$—
Gains on interest rate swaps	—	116	—
Total gains (losses) on fair value hedges	$—	$(24)	$—

For the Six Months Ended June 30, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(549)	$(427)	$53

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(1)	$1	$—

Gains (losses) on fair value hedging relationship
Gains on hedged items	$—	$59	$—
Gains (losses) on interest rate swaps	—	(74)	—
Total gains (losses) on fair value hedges	$—	$(15)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

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
At June 30, 2019, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of June 30, 2019 would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of June 30, 2019, and therefore, no collateral was required.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company's chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended June 30, 2019
Interest income
Credit card loans	$2,396	$—	$2,396
Private student loans	172	—	172
PCI student loans	31	—	31
Personal loans	241	—	241
Other	136	1	137
Total interest income	2,976	1	2,977
Interest expense	645	—	645
Net interest income	2,331	1	2,332
Provision for loan losses	787	—	787
Other income	436	84	520
Other expense	1,039	39	1,078
Income before income tax expense	$941	$46	$987

For the Three Months Ended June 30, 2018
Interest income
Credit card loans	$2,139	$—	$2,139
Private student loans	150	—	150
PCI student loans	35	—	35
Personal loans	229	—	229
Other	83	—	83
Total interest income	2,636	—	2,636
Interest expense	507	—	507
Net interest income	2,129	—	2,129
Provision for loan losses	742	—	742
Other income	398	76	474
Other expense	948	36	984
Income before income tax expense	$837	$40	$877

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Six Months Ended June 30, 2019
Interest income
Credit card loans	$4,758	$—	$4,758
Private student loans	345	—	345
PCI student loans	63	—	63
Personal loans	478	—	478
Other	269	1	270
Total interest income	5,913	1	5,914
Interest expense	1,277	—	1,277
Net interest income	4,636	1	4,637
Provision for loan losses	1,596	—	1,596
Other income	808	170	978
Other expense	2,028	74	2,102
Income before income tax expense	$1,820	$97	$1,917

For the Six Months Ended June 30, 2018
Interest income
Credit card loans	$4,229	$—	$4,229
Private student loans	297	—	297
PCI student loans	72	—	72
Personal loans	455	—	455
Other	152	—	152
Total interest income	5,205	—	5,205
Interest expense	976	—	976
Net interest income	4,229	—	4,229
Provision for loan losses	1,493	—	1,493
Other income	792	157	949
Other expense	1,880	72	1,952
Income before income tax expense	$1,648	$85	$1,733

16.	Revenue from Contracts with Customers
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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended June 30, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$283	$16	$299
Protection products revenue	49	—	49
Transaction processing revenue	—	48	48
Other income	2	20	22
Total other income subject to ASC 606(2)	334	84	418
Other income not subject to ASC 606
Loan fee income	102	—	102
Total other income not subject to ASC 606	102	—	102
Total other income by operating segment	$436	$84	$520

For the Three Months Ended June 30, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$250	$13	$263
Protection products revenue	50	—	50
Transaction processing revenue	—	42	42
Other income	3	21	24
Total other income subject to ASC 606(2)	303	76	379
Other income not subject to ASC 606
Loan fee income	95	—	95
Total other income not subject to ASC 606	95	—	95
Total other income by operating segment	$398	$76	$474

The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Six Months Ended June 30, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$500	$30	$530
Protection products revenue	98	—	98
Transaction processing revenue	—	94	94
Other income	4	46	50
Total other income subject to ASC 606(2)	602	170	772
Other income not subject to ASC 606
Loan fee income	206	—	206
Total other income not subject to ASC 606	206	—	206
Total other income by operating segment	$808	$170	$978

For the Six Months Ended June 30, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$492	$25	$517
Protection products revenue	103	—	103
Transaction processing revenue	—	85	85
Other income	6	47	53
Total other income subject to ASC 606(2)	601	157	758
Other income not subject to ASC 606
Loan fee income	191	—	191
Total other income not subject to ASC 606	191	—	191
Total other income by operating segment	$792	$157	$949

(1)
Net of rewards, including Cashback Bonus rewards, of $460 million and $461 million for the three months ended June 30, 2019 and 2018, respectively, and $906 million and $853 million for the six months ended June 30, 2019 and 2018, respectively.

(2)
Excludes $1 million and $2 million of deposit product fees that are reported within net interest income for the three and six months ended June 30, 2019, respectively, and $1 million for the three and six months ended June 30, 2018.

For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2018.

17.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2019 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Quarter Highlights
The highlights below compare results as of and for the three months ended June 30, 2019 against results for the same period in prior year.

•	Net income was $753 million, or $2.32 per diluted share, compared to $669 million, or $1.91 per diluted share, for the prior year.

•	Total loans grew $5.4 billion, or 6%, to $90.2 billion.

•	Credit card loans grew $4.6 billion, or 7%, to $72.4 billion.

•	The total net charge-off rate increased 11 basis points to 3.22%.

•	The net charge-off rate for credit card loans increased 15 basis points to 3.49% and the delinquency rate for credit card loans over 30 days past due increased 18 basis points to 2.34%.

•	Direct-to-consumer deposits grew $7.4 billion, or 17%, to $49.7 billion.

•	Payment Services transaction volume for the segment was $61.8 billion, up 8%.
Outlook
We continue to focus on disciplined capital deployment through profitable organic loan growth and execution of our capital plan, which includes our share repurchase program and recently increased common stock dividend. Our marketing strategy remains focused on expanding wallet share with existing customers and adding new accounts to achieve continued loan growth.
Total expenses are expected to increase as we continue to invest in business growth and technology, including the deployment of advanced analytics and automation. We continue to expect a modest increase in the full-year rewards rate year over year.
The total net charge-off rate is expected to increase in comparison to the prior year; however, we anticipate the deceleration in the pace of the year-over-year increase to continue. We expect to add to the loan loss reserve due to the seasoning of continued loan growth and supply-driven credit normalization. While net interest margin is expected to compress during the remainder of the year, we continue to anticipate a modest increase for the full year compared to the prior year.
In our payments segment, we will continue to pursue new ways to drive volume growth in a competitive environment. We continue to leverage our network to support our card-issuing business.
Regulatory Environment and Developments
Policymakers continue to develop, implement and execute on regulatory, supervisory and enforcement priorities. The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including the actions of policymakers at the federal and state levels, our competitors, and consumers. For more information on how the regulatory and supervisory environment, enforcement actions and findings, and changes to laws and regulations could impact our strategies, the value of our assets, or otherwise adversely affect our business see "Risk Factors — Current Economic and Regulatory Environment" in our annual report on Form 10-K year ended December 31, 2018. For more information on recent matters affecting us, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements.
Federal banking regulators continue to propose and implement new regulations and supervisory guidance, and modify their examination and enforcement priorities. In May 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which is intended to promote economic growth, provide tailored regulatory relief for smaller and less complex financial institutions, and enhance consumer protections. Among other provisions, the new law raised the asset threshold for automatically designating a bank holding company as "systemically important" from $50 billion to $250 billion, so that bank holding companies with assets below $250 billion are no longer automatically subject to enhanced prudential standards pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-

Frank Act"), which created a framework for regulation of large financial firms, including Discover. However, the extent of relief afforded to Discover under the law will depend on how it is implemented.
In October 2018, the federal banking regulators issued proposals to tailor the existing regulatory requirements related to capital, liquidity and enhanced prudential standards to an institution's risk and complexity profile for banking institutions with total assets of $100 billion or more. On February 5, 2019, the Federal Reserve announced that certain less complex firms subject to Comprehensive Capital Analysis and Review ("CCAR"), generally those with total consolidated assets between $100 billion and $250 billion, have been provided relief from certain components of the Federal Reserve's capital planning and stress testing framework for the 2019 stress test cycle. The Federal Reserve issued a temporary order granting Discover relief from the regulatory requirements related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle and provided Discover a one-year extension of the requirement to submit a capital plan to the Federal Reserve until April 5, 2020.
Policymakers at the federal and state levels are increasingly focused on measures to enhance data security and data breach incident response requirements as a result of growing cybersecurity threats and the number of incidents involving unauthorized access to consumer information. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment data privacy standards. For example, the California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA goes into effect on January 1, 2020 and regulations still need to be promulgated. While it is too early to know the requirements’ full impact, these developments may ultimately result in the imposition of requirements on Discover and other providers of consumer financial services or networks that could increase costs or otherwise adversely affect our businesses.
Banking
Current Expected Credit Loss
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is effective for us on January 1, 2020. The standard alters accounting principles generally accepted in the United States by replacing the incurred loss model with the current expected credit loss ("CECL") approach. The CECL approach requires our allowance for loan losses to be based on an estimate of all expected credit losses over the remaining contractual term of all of the loans, as opposed to an estimate of incurred losses as of the balance sheet date. We are continuing to refine loss forecasting models and technological solutions, and advance processes and controls in support of the new standard.
To enhance investors' understanding of the potential impact of CECL, we are providing our current preliminary estimate of the impact on the allowance for loan losses assuming the standard had become effective for us on June 30, 2019. That estimate, which remains subject to further refinement, would have resulted in an increase in the allowance for loan losses of approximately 55% to 65%. Additionally, our results of operations may be subject to more volatility under CECL. The ultimate extent of the impact upon adoption will depend on the characteristics of our loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.
In December 2018, federal banking agencies adopted a joint final rule that will, among other things, give bank holding companies and banks, including Discover and its bank subsidiaries, the option to phase in the regulatory capital impacts of implementing CECL over a three-year transition period. Additionally, notwithstanding the January 1, 2020 effective date, the Federal Reserve announced that it will not incorporate CECL into its supervisory stress tests until at least 2022 to reduce uncertainty, allow for better capital planning at affected firms and allow the Federal Reserve to gather additional information on the impact of CECL; however, banking institutions subject to Dodd-Frank Act company-run stress test requirements are required to incorporate CECL into their internal stress testing processes beginning in 2020. We anticipate that DFS and Discover Bank will continue to meet requirements to be "well-capitalized" upon adoption of the standard. For more information on CECL, see Note 1: Background and Basis of Presentation to our condensed consolidated financial statements.
Capital
Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 2015 under final rules issued by the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") to implement the provisions under the Basel Committee's December 2010 framework ("Basel III rules"). The Basel III rules require Discover Financial Services and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer ("CCB") above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by at least 2.5%. The CCB requirement became effective January 2016; however, the buffer threshold amounts were subject to a gradual phase-in period that ended on December 31, 2018. The full 2.5% buffer requirement was fully phased in as of January 1, 2019. A banking organization is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, taking into account the applicable CCB thresholds. Based on our current capital composition and levels and business plans, we are and expect to continue to be in compliance with the requirements for the foreseeable future. For additional information, see "— Liquidity and Capital Resources — Capital."
In April 2018, the Federal Reserve issued a notice of proposed rulemaking that would significantly revise the regulatory capital and stress testing frameworks for mid-sized bank holding companies such as Discover Financial Services by, among other things, imposing new "stress buffer" requirements and revising certain assumptions used in supervisory stress tests. The proposal is intended to make regulatory capital requirements more forward-looking, risk-sensitive and firm-specific by linking them to the annual CCAR stress testing and capital plan review process. The timing and substance of any final rulemaking is uncertain at this time.
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
LIBOR
On July 27, 2017, the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after 2021. LIBOR is commonly used as a benchmark to determine interest rates for financial instruments, such as floating-rate asset-backed securities issued by Discover Card Execution Note Trust, and certain financial products, including some of our floating-rate student loans. We have a cross-functional team in place to oversee and manage our transition away from the use of LIBOR. This team monitors developments associated with LIBOR alternatives and evolving industry and marketplace norms and conventions for LIBOR indexed instruments, evaluates the impact that the inability to determine LIBOR after 2021 will have on us, and facilitates the operational changes associated with the use of alternative benchmark rates.
Consumer Financial Services
The Consumer Financial Protection Bureau (the "CFPB") regulates consumer financial products and services, and examines certain service providers, including Discover. The CFPB's authority to prevent "unfair, deceptive or abusive acts or practices" and ensuring that consumer have access to fair, transparent and competitive financial products and services. The CFPB has rulemaking, supervision and enforcement powers with respect to federal consumer protection laws. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g. credit cards and student loans). In addition, the CFPB is required by statute to undertake certain actions including its bi-annual review of the consumer credit card market.
The current CFPB Director has indicated that the CFPB will focus on the prevention of harm, establishing valid metrics for success, and creating a level playing field for all financial institutions. Additionally, with regards to the CFPB's rulemaking and enforcement activities, the Director has outlined a framework that seeks to foster a more transparent rulemaking process that incorporates a robust cost benefit analysis, applies supervisory practices consistently, and ensures due process is a critical component of enforcement activity.

Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected, and is expected to continue to adversely affect, our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing and technology development strategies in order to assess their impact on our business and on competition in the marketplace. Following an inquiry by the U.S. Department of Justice into some of these competitor pricing strategies, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns. The Court granted summary judgment in favor of Visa in August 2018. PULSE filed an appeal on January 17, 2019 and Visa filed their response to the appeal on April 5, 2019. Visa also faces ongoing merchant litigation as it relates to the underlying anticompetitive behavior that is the subject of PULSE's case against Visa. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affects PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
Segments
We manage our business activities in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 15: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Direct Banking
Interest income
Credit card	$2,396	$2,139	$4,758	$4,229
Private student loans	172	150	345	297
PCI student loans	31	35	63	72
Personal loans	241	229	478	455
Other	136	83	269	152
Total interest income	2,976	2,636	5,913	5,205
Interest expense	645	507	1,277	976
Net interest income	2,331	2,129	4,636	4,229
Provision for loan losses	787	742	1,596	1,493
Other income	436	398	808	792
Other expense	1,039	948	2,028	1,880
Income before income tax expense	941	837	1,820	1,648
Payment Services
Net interest income	1	—	1	—
Other income	84	76	170	157
Other expense	39	36	74	72
Income before income tax expense	46	40	97	85
Total income before income tax expense	$987	$877	$1,917	$1,733

The following table presents information on transaction volume (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Network Transaction Volume
PULSE Network	$47,389	$44,308	$94,495	$87,466
Network Partners	5,950	4,602	11,613	9,155
Diners Club(1)	8,472	8,417	16,750	16,807
Total Payment Services	61,811	57,327	122,858	113,428
Discover Network—Proprietary(2)	37,891	36,339	71,942	68,721
Total Volume	$99,702	$93,666	$194,800	$182,149
Transactions Processed on Networks
Discover Network	671	614	1,276	1,164
PULSE Network	1,183	1,055	2,315	2,044
Total	1,854	1,669	3,591	3,208
Credit Card Volume
Discover Card Volume(3)	$39,935	$38,430	$76,321	$72,757
Discover Card Sales Volume(4)	$36,664	$35,077	$69,563	$65,927

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross proprietary sales volume on the Discover Network.

(3)	Represents Discover card activity related to net sales, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to net sales.
Direct Banking
Our Direct Banking segment reported pretax income of $941 million and $1.8 billion, respectively, for the three and six months ended June 30, 2019 as compared to pretax income of $837 million and $1.6 billion, respectively, for the three and six months ended June 30, 2018.
Net interest margin increased for the three and six months ended June 30, 2019 as compared to the same periods in 2018. This was primarily driven by higher yields on credit card loans, partially offset by higher funding costs, both of which were the result of higher market rates. The increase in net interest margin for the three months ended June 30, 2019 was also favorably impacted by portfolio mix. Interest income increased during the three and six months ended June 30, 2019 as compared to the same periods in 2018 due to continued loan growth and yield expansion resulting from prime rate increases. Interest expense increased during the three and six months ended June 30, 2019 as compared to the same periods in 2018 primarily due to a larger funding base and higher market rates.
For the three and six months ended June 30, 2019, the provision for loan losses increased as compared to the same periods in 2018 primarily due to higher levels of net charge-offs, partially offset by lower reserve builds. For a detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income increased for the three months ended June 30, 2019 as compared to the same period in 2018, which was primarily due to higher discount and interchange revenue as a result of higher sales volume, while rewards remained flat due to lower promotional rewards. While total other income for the six months ended June 30, 2019 was relatively flat compared to the same period in 2018, there was an increase in discount and interchange revenue that was partially offset by an increase in rewards costs, both of which were the result of higher sales volume.
Total other expense increased in the three and six months ended June 30, 2019 as compared to the same periods in 2018. The increase was primarily driven by higher employee compensation and benefits, professional fees, information processing and communications, and other expense. Employee compensation and benefits increased as a result of higher average salaries. The increase in professional fees was primarily driven by higher collection fees, due to higher recoveries, and investments in technological capabilities. Information processing and communications increased because of investments in infrastructure and analytic capabilities while the increase in other expense was the result of higher incentives supporting global merchant acceptance.

Discover card sales volume was $36.7 billion and $69.6 billion, respectively, for the three and six months ended June 30, 2019, which was an increase of 4.5% and 5.5%, respectively, as compared to the same periods in 2018. This volume growth was primarily driven by higher consumer spending.
Payment Services
Our Payment Services segment reported pretax income of $46 million and $97 million, respectively, for the three and six months ended June 30, 2019 as compared to pretax income of $40 million and $85 million, respectively, for the same periods in 2018. The increase in segment pretax income was primarily due to higher transaction volume across multiple channels.
Downturns in the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenues during the three and six months ended June 30, 2019.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2019 vs. 2018 Increase		For the Six Months Ended June 30,		2019 vs. 2018 Increase
	2019	2018	$	%	2019	2018	$	%
Interest income	$2,977	$2,636	$341	13%	$5,914	$5,205	$709	14%
Interest expense	645	507	138	27%	1,277	976	301	31%
Net interest income	2,332	2,129	203	10%	4,637	4,229	408	10%
Provision for loan losses	787	742	45	6%	1,596	1,493	103	7%
Net interest income after provision for loan losses	1,545	1,387	158	11%	3,041	2,736	305	11%
Other income	520	474	46	10%	978	949	29	3%
Other expense	1,078	984	94	10%	2,102	1,952	150	8%
Income before income tax expense	987	877	110	13%	1,917	1,733	184	11%
Income tax expense	234	208	26	13%	438	398	40	10%
Net income	$753	$669	$84	13%	$1,479	$1,335	$144	11%

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
Net interest margin increased for the three and six months ended June 30, 2019 as compared to the same periods in 2018. This was primarily driven by higher yields on credit card loans, partially offset by higher funding costs, both of which were the result of higher market rates. The increase in net interest margin for the three months ended June 30, 2019 was also favorably impacted by portfolio mix. Interest income increased during the three and six months ended June 30, 2019 as compared to the same periods in 2018 due to continued loan growth and yield expansion resulting from prime rate increases. Interest expense increased during the three and six months ended June 30, 2019 as compared to the same periods in 2018 primarily due to a larger funding base and higher market rates.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$11,641	2.41%	$70	$14,870	1.82%	$68
Restricted cash	888	2.32%	5	466	1.85%	2
Other short-term investments	1,000	2.66%	7	—	—%	—
Investment securities	6,265	2.52%	39	1,525	1.67%	6
Loan receivables(1)
Credit card(2)	71,492	13.44%	2,396	66,594	12.88%	2,139
Personal loans	7,419	13.02%	241	7,304	12.55%	228
Private student loans	7,985	8.64%	172	7,321	8.21%	150
PCI student loans	1,479	8.35%	31	1,898	7.45%	35
Other	983	6.83%	16	531	6.02%	8
Total loan receivables	89,358	12.82%	2,856	83,648	12.28%	2,560
Total interest-earning assets	109,152	10.94%	2,977	100,509	10.52%	2,636
Allowance for loan losses	(3,133)			(2,731)
Other assets	4,539			4,170
Total assets	$110,558			$101,948
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$33,576	2.56%	214	$29,829	2.14%	159
Money market deposits(4)	7,047	2.20%	39	6,938	1.73%	30
Other interest-bearing savings deposits	27,801	2.14%	148	23,858	1.65%	98
Total interest-bearing deposits(5)	68,424	2.35%	401	60,625	1.90%	287
Borrowings
Short-term borrowings	—	2.59%	—	1	1.89%	—
Securitized borrowings(3)(4)	15,179	3.01%	114	16,121	2.67%	108
Other long-term borrowings(3)	10,932	4.75%	130	9,866	4.57%	112
Total borrowings	26,111	3.74%	244	25,988	3.39%	220
Total interest-bearing liabilities	94,535	2.73%	645	86,613	2.35%	507
Other liabilities and stockholders' equity	16,023			15,335
Total liabilities and stockholders' equity	$110,558			$101,948
Net interest income			$2,332			$2,129
Net interest margin(6)		10.47%			10.21%
Net yield on interest-earning assets(7)		8.57%			8.50%
Interest rate spread(8)		8.21%			8.17%

Average Balance Sheet Analysis (dollars in millions)

	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Rate	Interest	Average Balance	Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$12,843	2.44%	$155	$14,193	1.70%	$120
Restricted cash	846	2.33%	10	643	1.61%	5
Other short-term investments	558	2.66%	7	—	—%	—
Investment securities	5,261	2.57%	67	1,537	1.71%	13
Loan receivables(1)
Credit card(2)	71,428	13.43%	4,758	66,290	12.87%	4,229
Personal loans	7,444	12.94%	478	7,345	12.49%	455
Private student loans	8,028	8.67%	345	7,367	8.12%	296
PCI student loans	1,531	8.30%	63	1,958	7.41%	72
Other	925	6.84%	31	492	6.00%	15
Total loan receivables	89,356	12.81%	5,675	83,452	12.24%	5,067
Total interest-earning assets	108,864	10.96%	5,914	99,825	10.52%	5,205
Allowance for loan losses	(3,086)			(2,674)
Other assets	4,497			4,196
Total assets	$110,275			$101,347
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$33,901	2.52%	424	$30,023	2.09%	311
Money market deposits(4)	7,058	2.20%	77	6,856	1.66%	56
Other interest-bearing savings deposits	27,075	2.13%	286	23,168	1.59%	182
Total interest-bearing deposits(5)	68,034	2.33%	787	60,047	1.85%	549
Borrowings
Short-term borrowings	1	2.59%	—	1	1.82%	—
Securitized borrowings(3)(4)	15,520	3.03%	233	16,150	2.55%	204
Other long-term borrowings(3)	10,822	4.78%	257	9,906	4.53%	223
Total borrowings	26,343	3.75%	490	26,057	3.30%	427
Total interest-bearing liabilities	94,377	2.73%	1,277	86,104	2.29%	976
Other liabilities and stockholders’ equity	15,898			15,243
Total liabilities and stockholders’ equity	$110,275			$101,347
Net interest income			$4,637			$4,229
Net interest margin(6)		10.47%			10.22%
Net yield on interest-earning assets(7)		8.59%			8.54%
Interest rate spread(8)		8.23%			8.23%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $66 million and $60 million of amortization of balance transfer fees for the three months ended June 30, 2019 and 2018, respectively, and $130 million and $119 million for the six months ended June 30, 2019 and 2018, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge. As of October 2018, the FDIC no longer accesses a Large Institution Surcharge.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	June 30, 2019	December 31, 2018
Credit card loans	$72,393	$72,876
Other loans
Personal loans	7,414	7,454
Private student loans	7,943	7,728
Other	1,047	817
Total other loans	16,404	15,999
PCI loans(1)	1,432	1,637
Total loan receivables	90,229	90,512
Allowance for loan losses	(3,202)	(3,041)
Net loan receivables	$87,027	$87,471

(1)	Represents PCI private student loans. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding PCI loans.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three and six months ended June 30, 2019, the provision for loan losses increased by $45 million or 6%, and $103 million or 7%, respectively, as compared to the same periods in 2018 primarily due to higher levels of net charge-offs, partially offset by lower reserve builds.
The allowance for loan losses was $3.2 billion at June 30, 2019, which reflects a $161 million reserve build over the amount of the allowance for loan losses at December 31, 2018. The reserve build, which related to credit card loans, was because of seasoning of continued loan growth and supply-driven credit normalization, due to increasing consumer debt levels.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended June 30, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,622	$338	$168	$6	$3,134
Additions
Provision for loan losses	692	80	15	—	787
Deductions
Charge-offs	(789)	(91)	(18)	—	(898)
Recoveries	166	11	3	—	180
Net charge-offs	(623)	(80)	(15)	—	(718)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,691	$338	$167	$6	$3,202

	For the Three Months Ended June 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,252	$301	$170	$13	$2,736
Additions
Provision for loan losses	637	84	22	(1)	742
Deductions
Charge-offs	(684)	(80)	(24)	(1)	(789)
Recoveries	129	8	3	—	140
Net charge-offs	(555)	(72)	(21)	(1)	(649)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,334	$313	$170	$11	$2,828

	For the Six Months Ended June 30, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,528	$338	$169	$6	$3,041
Additions
Provision for loan losses	1,402	164	30	—	1,596
Deductions
Charge-offs	(1,563)	(185)	(37)	—	(1,785)
Recoveries	324	21	7	—	352
Net charge-offs	(1,239)	(164)	(30)	—	(1,433)
Other(2)	—	—	(2)	—	(2)
Balance at end of period	$2,691	$338	$167	$6	$3,202

	For the Six Months Ended June 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	1,282	157	53	1	1,493
Deductions
Charge-offs	(1,347)	(161)	(49)	(1)	(1,558)
Recoveries	252	16	6	—	274
Net charge-offs	(1,095)	(145)	(43)	(1)	(1,284)
Other(2)	—	—	(2)	—	(2)
Balance at end of period	$2,334	$313	$170	$11	$2,828

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
Credit card loans	$623	3.49%	$555	3.34%	$1,239	3.50%	$1,095	3.33%
Personal loans	$80	4.33%	$72	3.97%	$164	4.43%	$145	4.00%
Private student loans (excluding PCI(1))	$15	0.73%	$21	1.16%	$30	0.76%	$43	1.17%

(1)	See Note 3: Loan Receivables to our condensed consolidated financial statements for information regarding the accounting for charge-offs on PCI loans.
The net charge-off rates on our credit card and personal loans increased 15 and 36 basis points, respectively, for the three months ended June 30, 2019 and 17 and 43 basis points, respectively, for the six months ended June 30, 2019 when compared to the same periods in 2018. The net charge-off rate on our private student loans decreased 43 basis points for the three months ended June 30, 2019 and 41 basis points for the six months ended June 30, 2019 when compared to the same periods in 2018. Net charge-off rates were generally higher due to seasoning of continued loan growth and supply-driven credit normalization.
Delinquencies
Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency, and restructured loans (dollars in millions):

	June 30, 2019		December 31, 2018
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,692	2.34%	$1,772	2.43%
Personal loans	$110	1.49%	$119	1.60%
Private student loans (excluding PCI loans(1))	$133	1.67%	$155	2.00%

Loans 90 or more days delinquent
Credit card loans	$857	1.18%	$887	1.22%
Personal loans	$31	0.42%	$35	0.47%
Private student loans (excluding PCI loans(1))	$33	0.42%	$38	0.49%

Loans not accruing interest	$279	0.31%	$302	0.34%

Restructured loans
Credit card loans(2)	$2,810	3.88%	$2,248	3.08%
Personal loans(3)	$181	2.44%	$152	2.04%
Private student loans (excluding PCI loans(1))(4)	$228	2.87%	$182	2.36%

(1)
Excludes PCI loans, which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $143 million and $124 million at June 30, 2019 and December 31, 2018, respectively, which are also included in loans 90 or more days delinquent.

(3)	Restructured personal loans include $7 million and $6 million at June 30, 2019 and December 31, 2018, which are also included in loans 90 or more days delinquent.

(4)	Restructured private student loans include $7 million at June 30, 2019 and December 31, 2018, which are also included in loans 90 or more days delinquent.

The 30-day delinquency rates for credit card, personal and private student loans at June 30, 2019 decreased compared to December 31, 2018 primarily due to seasonality. Loans 90 or more days delinquent were relatively flat compared to December 31, 2018.
The restructured loan balances at June 30, 2019 increased as compared to December 31, 2018 due to seasoning of continued loan growth and greater utilization of programs available to assist borrowers having difficulties meeting payment obligations.
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2019 vs 2018 Increase (Decrease)		For the Six Months Ended June 30,		2019 vs. 2018 Increase (Decrease)
	2019	2018	$	%	2019	2018	$	%
Discount and interchange revenue, net(1)	$299	$263	$36	14%	$530	$517	$13	3%
Protection products revenue	49	50	(1)	(2)%	98	103	(5)	(5)%
Loan fee income	102	95	7	7%	206	191	15	8%
Transaction processing revenue	48	42	6	14%	94	85	9	11%
Other income	22	24	(2)	(8)%	50	53	(3)	(6)%
Total other income	$520	$474	$46	10%	$978	$949	$29	3%

(1)
Net of rewards, including Cashback Bonus rewards, of $460 million and $461 million for the three months ended June 30, 2019 and 2018, respectively and $906 million and $853 million for the six months ended June 30, 2019.

Total other income increased for the three months ended June 30, 2019 as compared to the same period in 2018, which was primarily due to higher discount and interchange revenue as a result of higher sales volume, while rewards remained flat due to lower promotional rewards. While total other income for the six months ended June 30, 2019 was relatively flat compared to the same period in 2018, there was an increase in discount and interchange revenue that was partially offset by an increase in rewards costs, both of which were the result of higher sales volume.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2019 vs. 2018 Increase		For the Six Months Ended June 30,		2019 vs. 2018 Increase
	2019	2018	$	%	2019	2018	$	%
Employee compensation and benefits	$427	$400	$27	7%	$852	$805	$47	6%
Marketing and business development	224	224	—	—%	419	409	10	2%
Information processing and communications	101	86	15	17%	200	168	32	19%
Professional fees	183	161	22	14%	350	316	34	11%
Premises and equipment	26	24	2	8%	54	50	4	8%
Other expense	117	89	28	31%	227	204	23	11%
Total other expense	$1,078	$984	$94	10%	$2,102	$1,952	$150	8%

Total other expense increased in the three and six months ended June 30, 2019 as compared to the same periods in 2018. The increase was primarily driven by higher employee compensation and benefits, professional fees, information processing and communications, and other expense. Employee compensation and benefits increased as a result of higher average salaries. The increase in professional fees was primarily driven by higher collection fees, due to higher recoveries, and investments in technological capabilities. Information processing and communications increased because of investments in infrastructure and analytic capabilities while the increase in other expense was the result of higher incentives supporting global merchant acceptance.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income before income tax expense	$987	$877	$1,917	$1,733
Income tax expense	$234	$208	$438	$398
Effective income tax rate	23.8%	23.7%	22.9%	23.0%

Income tax expense increased $26 million and $40 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The effective tax rate was flat for the three and six months ended June 30, 2019 as compared to the same periods in 2018.
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
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) indirectly through contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts. At June 30, 2019, we had $49.7 billion of direct-to-consumer deposits and $20.0 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization", which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust; the period of ultimate repayment would be determined by the amount and timing of collections received. An early amortization event would impair our liquidity, and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of June 30, 2019, the DiscoverSeries three-month rolling average excess spread was 12.97%.
We may elect to add receivables to the restricted pool of receivables, subject to certain requirements. Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors' interests. This excess is referred to as the minimum seller's interest. The required minimum seller's interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors' interests (which includes interests held by third parties as well as those interests held by us). If the level of receivables in the trust were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller's interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors' interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller's interest requirement, an early amortization (or repayment) of investors' interests would be triggered. No accounts were added to those restricted for securitization investors for the three or six months ended June 30, 2019.
At June 30, 2019, we had $14.0 billion of outstanding public asset-backed securities and $5.0 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At June 30, 2019	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$14,036	$3,344	$7,078	$3,614	$—

The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule, which created a safe harbor that provides that the FDIC, as conservator or receiver, will not, using its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of the Financial Accounting Standards Board Accounting Standards Codification Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 2009. Other legislative and regulatory developments may, however, impact our ability and/or desire to issue asset-backed securities in the future.
Other Long-Term Borrowings—Student Loans
At June 30, 2019, $178 million of remaining principal balance was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.

Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At June 30, 2019	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2019-2027	$3,500
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2019-2031	$345
Discover Bank fixed-rate senior bank notes, maturing 2020-2028	$6,100
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2028	$1,200

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At June 30, 2019, there were no outstanding balances in the federal funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At June 30, 2019, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational testing purposes and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of June 30, 2019, Discover Bank had $32.5 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank; the purchase of investment securities for our liquidity portfolio; working capital; and debt and capital service. We assess funding uses and liquidity needs under stressed and normal operating conditions, considering primary uses of funding, such as on-balance sheet loans, and contingent uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under stress, we conduct liquidity stress tests to assess the impact of idiosyncratic, systemic and hybrid (idiosyncratic and systemic) scenarios with varying levels of liquidity risk reflecting a range of stress severity.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At June 30, 2019, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit ratings were to fall below investment grade, Discover Bank would be required to post additional collateral, which, as of June 30, 2019, would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of June 30, 2019, and therefore, no collateral was required.
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

In addition, we conduct liquidity stress tests regularly and ensure contingency funding is in place to address potential liquidity shortfalls. We evaluate a range of stress scenarios that are designed in accordance with regulatory requirements, including idiosyncratic, systemic and a combination of such events that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the projected liquidity position at DFS and Discover Bank across a range of time horizons by comparing estimated contingency funding needs to available contingent liquidity.
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
At June 30, 2019, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies or government-sponsored enterprises. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management policies. For example, we have altered the composition of our liquidity portfolio to manage the potential volatility of earnings that may arise from changes in interest rates.
At June 30, 2019, our liquidity portfolio and undrawn credit facilities were $55.7 billion, which was $2.8 billion higher than the balance at December 31, 2018. During the three and six months ended June 30, 2019, the average balance of our liquidity portfolio was $18.9 billion and $18.7 billion, respectively.

	June 30, 2019	December 31, 2018
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$9,013	$12,832
Other short-term investments	1,000	—
Investment securities(2)	7,270	3,091
Total liquidity portfolio	17,283	15,923
Private asset-backed securitizations(3)	6,000	5,500
Primary liquidity sources	23,283	21,423
Federal Reserve discount window(3)	32,466	31,486
Total liquidity portfolio and undrawn credit facilities	$55,749	$52,909

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $53 million and $42 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2019 and December 31, 2018, respectively.

(3)	See "— Additional Funding Sources" for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred stock dividend payments and debt service obligations using existing cash resources. At June 30, 2019, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.

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
Under Basel III rules for regulatory capital, DFS and Discover Bank are classified as "Standardized Approach" entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. The Basel III rules revised minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 2015, and refined the definition of what constitutes capital for purposes of calculating those ratios, of which certain requirements were subject to phase-in periods through the end of 2018; as of January 1, 2019, thresholds within the Basel III rules are fully phased in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017. For additional information regarding the risk-based capital and leverage ratios, see Note 10: Capital Adequacy to our condensed consolidated financial statements.
The Basel III rules also introduced a CCB on top of the minimum risk-weighted asset ratios. The buffer is designed to absorb losses during periods of economic stress. The application of the buffer was subject to phase-in periods that ended beginning January 1, 2019. The CCB effectively results in minimum regulatory capital ratios (including the CCB) of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a capital ratio below the required threshold will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. There is a proposal under regulatory review by the Federal Reserve that would effectively replace the CCB with a new buffer requirement for DFS that is linked to supervisory stress testing results (i.e., the Stress Capital Buffer), see "— Regulatory Environment and Developments — Banking — Capital."
Another main component of the Basel III rules is a prescribed "Standardized Approach" for calculating risk-weighted assets that expands the risk-weight range from 0% to 1,250%. The new range is intended to be more risk-sensitive and the risk weight assigned depends on the nature of the asset in question.
The Basel III rules provide for certain threshold-based deductions from and adjustments to CET1, to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15%. In September 2017, federal banking regulators issued a notice of proposed rulemaking that would, among other things, revise certain capital requirements for Standardized Approach banks by raising the 10% of CET1 deduction threshold for certain items to 25% and eliminating the 15% combined deduction threshold applying to these items. These proposed changes have not yet been implemented. The federal banking agencies approved the final rule with an effective date in April 2020.
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

At June 30, 2019, DFS and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of June 30, 2019, tangible common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this metric and definitions may vary, so we advise users of this information to exercise caution in comparing this metric for different companies.
The following table provides a reconciliation of total common stockholders' equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	June 30, 2019	December 31, 2018
Total common stockholders' equity(1)	$10,930	$10,567
Less: goodwill	(255)	(255)
Less: intangible assets, net	(160)	(161)
Tangible common equity	$10,515	$10,151

(1)	Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and CCAR program. On February 5, 2019, the Federal Reserve announced that certain less complex firms subject to CCAR, generally those with total consolidated assets between $100 billion and $250 billion, have been provided relief from certain components of the Federal Reserve’s capital planning and stress testing framework for the 2019 stress test cycle. The Federal Reserve issued a temporary order granting Discover relief from the regulatory requirements related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle and provided Discover a one-year extension of the requirement to submit a capital plan to the Federal Reserve until April 5, 2020. The Federal Reserve also pre-approved Discover’s capital distributions for the period between July 1, 2019 and June 30, 2020 up to an amount based on results from the 2018 supervisory stress test.
Notwithstanding the regulatory relief and the pre-approval of capital distributions, Discover was still required to prepare a capital plan to be approved by its Board of Directors, containing planned capital distributions for the period from July 1, 2019 to June 30, 2020. In April 2019, we submitted our planned capital actions for the period between July 1, 2019 and June 30, 2020 to the Federal Reserve. The contemplated capital actions were within the Federal Reserve’s pre-approved amount, and include share repurchases of up to $1.6 billion and an increase in our quarterly common stock dividend from $0.40 to $0.44 per share.
We recently declared a quarterly cash dividend on our common stock of $0.44 per share, payable on September 5, 2019 to holders of record on August 22, 2019. We also recently declared a semi-annual cash dividend on our preferred stock of $2,750 per share, equal to $27.50 per depositary share, payable on October 30, 2019 to holders of record on October 15, 2019, which is consistent with the amount paid in the second quarter of 2019.
On July 18, 2019, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.2 billion of our outstanding shares of common stock. The program expires on September 30, 2020 and may be terminated at any time. This program replaced the prior $3.0 billion share repurchase program, which had $1.2 billion of remaining authorization. During the three months ended June 30, 2019, we repurchased approximately 6 million shares, or 2%, of our outstanding common stock for $460 million. We expect to continue to repurchase shares under our program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including limitations from the Federal Reserve as described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors, such as the future implementation of CECL. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period, no dividend may be declared or paid or set aside for payment on our common stock. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or adversely impact our capital level. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at June 30, 2019, which include deposits, long-term borrowings, operating lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $99.1 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2018 under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments."
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At June 30, 2019, our unused credit arrangements were approximately $204.0 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for an investment position or portfolio. We are exposed to market risk primarily from changes in interest rates.
Interest Rate Risk
We borrow money from a variety of depositors and institutions in order to provide loans to our customers, as well as invest in other assets and our business. These loans and other assets earn interest, which we use to pay interest on the money borrowed. Our net interest income and, therefore, earnings, will be reduced if the interest rate earned on assets increases at a slower pace than the interest rate paid on our borrowings. Changes in interest rates and our competitors' responses to those changes may influence customer payment rates, loan balances or deposit account activity. As a result, we may incur higher funding costs, which may decrease earnings.
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
Our interest rate sensitive assets include our variable-rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At June 30, 2019, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets that have a fixed interest rate but contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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

The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At June 30, 2019		At December 31, 2018
Basis point change	$	%	$	%
+100	$126	1.30%	$192	2.01%
-100	$(134)	(1.38)%	$(194)	(2.03)%

Item 4.	Controls and Procedures
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

Glossary of Acronyms

•	ALCO: Asset and Liability Management Committee

•	AOCI: Accumulated Other Comprehensive Income

•	ASC: Accounting Standards Codification

•	ASU: Accounting Standards Update

•	CCAR: Comprehensive Capital Analysis and Review

•	CCB: Capital Conservation Buffer

•	CCPA: California Consumer Privacy Act

•	CECL: Current Expected Credit Loss

•	CET1: Common Equity Tier 1

•	CFPB: Consumer Financial Protection Bureau

•	DCENT: Discover Card Execution Note Trust

•	DCMT: Discover Card Master Trust

•	DFS: Discover Financial Services

•	EPS: Earnings Per Share

•	EWIs: Early Warning Indicators

•	FDIC: Federal Deposit Insurance Corporation

•	GAAP: Generally Accepted Accounting Principles

•	IRS: Internal Revenue Service

•	LIBOR: London Interbank Offered Rate

•	OCI: Other Comprehensive Income

•	OIS: Overnight Index Swap

•	PCD: Purchased Credit-Deteriorated

•	PCI: Purchased Credit-Impaired

•	SLC: The Student Loan Corporation

•	TDR: Troubled Debt Restructuring

•	VIEs: Variable Interest Entities

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of legal proceedings, see Note 12: Litigation and Regulatory Matters to our condensed consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
April 1 - 30, 2019
Repurchase program(1)	1,859,629	$75.28	1,859,629	$1,540,479,353
Employee transactions(2)	1,750	$74.12	N/A	N/A
May 1 - 31, 2019
Repurchase program(1)	2,230,279	$78.91	2,230,279	$1,364,480,310
Employee transactions(2)	1,405	$79.45	N/A	N/A
June 1 - 30, 2019
Repurchase program(1)	1,860,869	$77.38	1,860,869	$1,220,480,007
Employee transactions(2)	1,379	$77.82	N/A	N/A

Total
Repurchase program(1)	5,950,777	$77.30	5,950,777	$1,220,480,007
Employee transactions(2)	4,534	$76.90	N/A	N/A

(1)
On July 18, 2019, our Board of Directors approved a share repurchase program authorizing the purchase of up to $2.2 billion of our outstanding shares of common stock. This share repurchase program expires on September 30, 2020 and may be terminated at any time.

(2)
Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document — the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ R. MARK GRAF
R. Mark Graf Executive Vice President, Chief Financial Officer
Date: August 1, 2019