Form 10-Q
period 2019-09-30
Discover Financial Services
filed 2019-10-30
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2019, there were 313,468,253 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	September 30, 2019	December 31, 2018
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$6,075	$13,299
Restricted cash	37	1,846
Other short-term investments	1,000	—
Investment securities (includes $10,380 and $3,133 at fair value at September 30, 2019 and December 31, 2018, respectively)	10,649	3,370
Loan receivables
Loan receivables	92,493	90,512
Allowance for loan losses	(3,299)	(3,041)
Net loan receivables	89,194	87,471
Premises and equipment, net	1,028	936
Goodwill	255	255
Intangible assets, net	159	161
Other assets	2,389	2,215
Total assets	$110,786	$109,553
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$70,327	$67,084
Non-interest bearing deposit accounts	694	675
Total deposits	71,021	67,759
Long-term borrowings	24,454	27,228
Accrued expenses and other liabilities	3,594	3,436
Total liabilities	99,069	98,423
Commitments, contingencies and guarantees (Notes 8, 11 and 12)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 566,604,226 and 564,851,848 shares issued at September 30, 2019 and December 31, 2018, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 5,700 shares issued and outstanding and aggregate liquidation preference of $570 at September 30, 2019 and December 31, 2018	563	563
Additional paid-in capital	4,188	4,130
Retained earnings	20,720	18,906
Accumulated other comprehensive loss	(74)	(156)
Treasury stock, at cost; 251,623,001 and 233,406,005 shares at September 30, 2019 and December 31, 2018, respectively	(13,686)	(12,319)
Total stockholders' equity	11,717	11,130
Total liabilities and stockholders' equity	$110,786	$109,553

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

	September 30, 2019	December 31, 2018
	(unaudited) (dollars in millions)
Assets
Restricted cash	$37	$1,846
Loan receivables	$31,145	$33,424
Allowance for loan losses allocated to securitized loan receivables	$(1,167)	$(1,150)
Other assets	$6	$7
Liabilities
Long-term borrowings	$12,820	$16,917
Accrued expenses and other liabilities	$14	$18

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,465	$2,258	$7,223	$6,487
Other loans	472	437	1,389	1,275
Investment securities	53	10	120	23
Other interest income	50	76	222	201
Total interest income	3,040	2,781	8,954	7,986
Interest expense
Deposits	407	329	1,194	878
Long-term borrowings	231	229	721	656
Total interest expense	638	558	1,915	1,534
Net interest income	2,402	2,223	7,039	6,452
Provision for loan losses	799	742	2,395	2,235
Net interest income after provision for loan losses	1,603	1,481	4,644	4,217
Other income
Discount and interchange revenue, net	255	280	785	797
Protection products revenue	48	51	146	154
Loan fee income	120	103	326	294
Transaction processing revenue	52	47	146	132
Other income	23	20	73	73
Total other income	498	501	1,476	1,450
Other expense
Employee compensation and benefits	439	408	1,291	1,213
Marketing and business development	230	218	649	627
Information processing and communications	96	89	296	257
Professional fees	189	166	539	482
Premises and equipment	26	26	80	76
Other expense	127	108	354	312
Total other expense	1,107	1,015	3,209	2,967
Income before income tax expense	994	967	2,911	2,700
Income tax expense	224	247	662	645
Net income	$770	$720	$2,249	$2,055
Net income allocated to common stockholders	$749	$699	$2,203	$2,008
Basic earnings per common share	$2.36	$2.05	$6.83	$5.77
Diluted earnings per common share	$2.36	$2.05	$6.82	$5.77

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited) (dollars in millions)
Net income	$770	$720	$2,249	$2,055
Other comprehensive income, net of tax
Unrealized gains (losses) on available-for-sale investment securities, net of tax	17	(2)	119	(10)
Unrealized (losses) gains on cash flow hedges, net of tax	(8)	4	(38)	30
Unrealized pension and post-retirement plan gains, net of tax	—	—	1	1
Other comprehensive income	9	2	82	21
Comprehensive income	$779	$722	$2,331	$2,076

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
For the Three Months Ended September 30, 2018
Balance at June 30, 2018	6	$563	564,558	$6	$4,089	$17,787	$(162)	$(11,394)	$10,889
Net income	—	—	—	—	—	720	—	—	720
Other comprehensive income	—	—	—	—	—	—	2	—	2
Purchases of treasury stock	—	—	—	—	—	—	—	(460)	(460)
Common stock issued under employee benefit plans	—	—	25	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	31	—	16	—	—	—	16
Dividends — common stock ($0.40 per share)	—	—	—	—	—	(138)	—	—	(138)
Dividends — preferred stock ($2,750 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at September 30, 2018	6	$563	564,614	$6	$4,107	$18,354	$(160)	$(11,854)	$11,016

For the Three Months Ended September 30, 2019
Balance at June 30, 2019	6	$563	566,019	$6	$4,167	$20,107	$(83)	$(13,267)	$11,493
Net income	—	—	—	—	—	770	—	—	770
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(419)	(419)
Common stock issued under employee benefit plans	—	—	25	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	560	—	18	—	—	—	18
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(142)	—	—	(142)
Dividends — preferred stock ($2,750 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at September 30, 2019	6	$563	566,604	$6	$4,188	$20,720	$(74)	$(13,686)	$11,717

For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	6	$563	563,498	$6	$4,042	$16,687	$(152)	$(10,254)	$10,892
Cumulative effect of ASU No. 2018-02 adoption	—	—	—	—	—	29	(29)	—	—
Net income	—	—	—	—	—	2,055	—	—	2,055
Other comprehensive income	—	—	—	—	—	—	21	—	21
Purchases of treasury stock	—	—	—	—	—	—	—	(1,600)	(1,600)
Common stock issued under employee benefit plans	—	—	70	—	5	—	—	—	5
Common stock issued and stock-based compensation expense	—	—	1,046	—	60	—	—	—	60
Dividends — common stock ($1.10 per share)	—	—	—	—	—	(386)	—	—	(386)
Dividends — preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at September 30, 2018	6	$563	564,614	$6	$4,107	$18,354	$(160)	$(11,854)	$11,016

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	6	$563	564,852	$6	$4,130	$18,906	$(156)	$(12,319)	$11,130
Net income	—	—	—	—	—	2,249	—	—	2,249
Other comprehensive income	—	—	—	—	—	—	82	—	82
Purchases of treasury stock	—	—	—	—	—	—	—	(1,367)	(1,367)
Common stock issued under employee benefit plans	—	—	76	—	6	—	—	—	6
Common stock issued and stock-based compensation expense	—	—	1,676	—	52	—	—	—	52
Dividends — common stock ($1.24 per share)	—	—	—	—	—	(404)	—	—	(404)
Dividends — preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at September 30, 2019	6	$563	566,604	$6	$4,188	$20,720	$(74)	$(13,686)	$11,717

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2019	2018
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net income	$2,249	$2,055
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,395	2,235
Depreciation and amortization	315	326
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(311)	(302)
Net loss on investments and other assets	30	33
Other, net	(36)	(122)
Changes in assets and liabilities
(Increase) decrease in other assets	(33)	43
Increase in accrued expenses and other liabilities	123	162
Net cash provided by operating activities	4,732	4,430

Cash flows from investing activities
Purchases of other short-term investments	(1,000)	—
Maturities of available-for-sale investment securities	106	802
Purchases of available-for-sale investment securities	(7,183)	(983)
Maturities of held-to-maturity investment securities	21	13
Purchases of held-to-maturity investment securities	(54)	(82)
Net principal disbursed on loans originated for investment	(3,848)	(4,318)
Purchases of other investments	(49)	(20)
Purchases of premises and equipment	(212)	(177)
Net cash used for investing activities	(12,219)	(4,765)

Cash flows from financing activities
Proceeds from issuance of securitized debt	2,027	3,076
Maturities and repayment of securitized debt	(6,278)	(3,888)
Proceeds from issuance of other long-term borrowings	1,341	2,235
Maturities and repayment of other long-term borrowings	(86)	(756)
Proceeds from issuance of common stock	6	5
Purchases of treasury stock	(1,367)	(1,600)
Net increase in deposits	3,231	4,886
Dividends paid on common and preferred stock	(420)	(401)
Net cash (used for) provided by financing activities	(1,546)	3,557
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,033)	3,222
Cash, cash equivalents and restricted cash, at beginning of period	15,145	13,387
Cash, cash equivalents and restricted cash, at end of period	$6,112	$16,609

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,075	$16,019
Restricted cash	37	590
Cash, cash equivalents and restricted cash, at end of period	$6,112	$16,609

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for fair presentation of results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's 2018 audited consolidated financial statements filed with the Company's annual report on Form 10-K for the year ended December 31, 2018.
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

Measurement of credit impairment of available-for-sale debt securities will generally remain unchanged under the new rules, but any such impairment will be recorded through an allowance, rather than a direct write-down of the security. The Company invests in U.S. Treasury and residential mortgage-backed securities issued by government agencies, which have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. government. Therefore, management has concluded that there is no expectation of nonpayment on its investment securities and will not record an allowance for credit losses on these investments.
The ASU is effective for the Company on January 1, 2020. A cross-functional governance structure is in place to oversee the implementation of the standard. The Company has substantially finalized loss forecasting models and technological solutions, and is refining processes and controls in support of the new standard. Management also continues to finalize key accounting interpretations, the reversion method for periods beyond the reasonable and supportable forecast period, and the length of the reasonable and supportable forecast period and reversion period considering economic conditions. Upon adoption, the allowance for loan losses will increase with an offsetting adjustment, net of taxes, to retained earnings. Additionally, there will be an immaterial adjustment to the carrying value of PCD loans. Adoption of the standard will materially impact stockholders' equity, regulatory capital and the Company's consolidated financial condition. In addition, the Company's results of operations may be subject to more volatility. The extent of the impact upon adoption will depend on the characteristics of the Company's loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

2.	Investments
The Company's other short-term investments and investment securities consist of the following (dollars in millions):

	September 30, 2019	December 31, 2018
Certificates of deposit(1)	$1,000	$—
Total other short-term investments	$1,000	$—

U.S. Treasury securities(2)	$9,930	$2,586
Residential mortgage-backed securities - Agency(3)	719	784
Total investment securities	$10,649	$3,370

(1)	Includes certificates of deposit with maturity dates greater than 90 days but less than one year at the time of acquisition.

(2)	Includes $86 million and $42 million of U.S. Treasury securities pledged as swap collateral as of September 30, 2019 and December 31, 2018, respectively.

(3)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2019
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$9,758	$177	$(5)	$9,930
Residential mortgage-backed securities - Agency	449	2	(1)	450
Total available-for-sale investment securities	$10,207	$179	$(6)	$10,380
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$269	$4	$—	$273
Total held-to-maturity investment securities	$269	$4	$—	$273

At December 31, 2018
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,559	$27	$—	$2,586
Residential mortgage-backed securities - Agency	559	—	(12)	547
Total available-for-sale investment securities	$3,118	$27	$(12)	$3,133
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$237	$—	$(4)	$233
Total held-to-maturity investment securities	$237	$—	$(4)	$233

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2019
Available-for-Sale Investment Securities
U.S. Treasury securities	13	$1,660	$(5)	$—	$—
Residential mortgage-backed securities - Agency	11	$70	$—	$78	$(1)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	22	$8	$—	$20	$—

At December 31, 2018
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	31	$110	$(1)	$437	$(11)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	90	$101	$(1)	$83	$(3)

There were no losses related to other-than-temporary impairments and no proceeds from sales or recognized gains and losses on available-for-sale securities during the three or nine months ended September 30, 2019 and 2018. See Note 7: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2019 and 2018.

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At September 30, 2019	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$621	$7,980	$1,157	$—	$9,758
Residential mortgage-backed securities - Agency(1)	—	97	352	—	449
Total available-for-sale investment securities	$621	$8,077	$1,509	$—	$10,207
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$269	$269
Total held-to-maturity investment securities	$—	$—	$—	$269	$269
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$624	$8,137	$1,169	$—	$9,930
Residential mortgage-backed securities - Agency(1)	—	97	353	—	450
Total available-for-sale investment securities	$624	$8,234	$1,522	$—	$10,380
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$273	$273
Total held-to-maturity investment securities	$—	$—	$—	$273	$273

(1)	Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of September 30, 2019 and December 31, 2018, the Company had outstanding investments in these entities of $321 million and $295 million, respectively, and related contingent liabilities of $57 million and $49 million, respectively. Of the above outstanding equity investments, the Company had $299 million and $271 million of investments related to affordable housing projects as of September 30, 2019 and December 31, 2018, respectively, which had $57 million and $30 million related contingent liabilities, respectively.

3.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company's classes of receivables within the three portfolio segments are depicted in the following table (dollars in millions):

	September 30, 2019	December 31, 2018
Credit card loans(1)	$73,968	$72,876
Other loans
Personal loans	7,596	7,454
Private student loans	8,395	7,728
Other	1,193	817
Total other loans	17,184	15,999
PCI loans(2)	1,341	1,637
Total loan receivables	92,493	90,512
Allowance for loan losses	(3,299)	(3,041)
Net loan receivables	$89,194	$87,471

(1)
Amounts include carrying values of $17.3 billion and $22.0 billion underlying investors' interest in trust debt at September 30, 2019 and December 31, 2018, respectively, and $13.6 billion and $11.1 billion in seller's interest at September 30, 2019 and December 31, 2018, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

(2)
Amounts include carrying values of $310 million and $363 million in loans pledged as collateral against the note issued from The Student Loan Corporation ("SLC") securitization trust at September 30, 2019 and December 31, 2018, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At September 30, 2019
Credit card loans(2)	$950	$897	$1,847	$809	$269
Other loans
Personal loans(3)	79	34	113	32	12
Private student loans (excluding PCI)(4)	114	36	150	35	9
Other	3	1	4	—	14
Total other loans (excluding PCI)	196	71	267	67	35
Total loan receivables (excluding PCI)	$1,146	$968	$2,114	$876	$304

At December 31, 2018
Credit card loans(2)	$885	$887	$1,772	$781	$266
Other loans
Personal loans(3)	84	35	119	33	11
Private student loans (excluding PCI)(4)	117	38	155	37	8
Other	2	1	3	—	17
Total other loans (excluding PCI)	203	74	277	70	36
Total loan receivables (excluding PCI)	$1,088	$961	$2,049	$851	$302

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $12 million and $9 million for the three months ended September 30, 2019 and 2018, respectively, and $34 million and $28 million for the nine months ended September 30, 2019 and 2018, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)
Credit card loans that are 90 or more days delinquent and accruing interest include $148 million and $116 million of loans accounted for as TDRs at September 30, 2019 and December 31, 2018, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $8 million and $5 million of loans accounted for as TDRs at September 30, 2019 and December 31, 2018, respectively.

(4)
Private student loans that are 90 or more days delinquent and accruing interest include $9 million and $7 million of loans accounted for as TDRs at September 30, 2019 and December 31, 2018, respectively.

Information related to the net charge-offs in the Company's loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading "— Purchased Credit-Impaired Loans" (dollars in millions):

	For the Three Months Ended September 30,
	2019		2018
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$611	3.32%	$543	3.14%
Other loans
Personal loans	76	3.99%	77	4.09%
Private student loans (excluding PCI)	14	0.69%	22	1.19%
Other	1	—%	—	—%
Total other loans	91	2.13%	99	2.54%
Net charge-offs (excluding PCI)	$702	3.09%	$642	3.03%
Net charge-offs (including PCI)	$702	3.05%	$642	2.97%

	For the Nine Months Ended September 30,
	2019		2018
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$1,850	3.43%	$1,638	3.27%
Other loans
Personal loans	240	4.28%	222	4.03%
Private student loans (excluding PCI)	44	0.73%	65	1.17%
Other	1	—%	1	0.13%
Total other loans	285	2.30%	288	2.52%
Net charge-offs (excluding PCI)	$2,135	3.22%	$1,926	3.13%
Net charge-offs (including PCI)	$2,135	3.17%	$1,926	3.06%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.
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
At September 30, 2019
Credit card loans	81%	19%
Personal loans	94%	6%
Private student loans (excluding PCI)(1)	95%	5%

At December 31, 2018
Credit card loans	81%	19%
Personal loans	94%	6%
Private student loans (excluding PCI)(1)	94%	6%

(1)	PCI loans are discussed under the heading "— Purchased Credit-Impaired Loans."

For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments, the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At September 30, 2019 and December 31, 2018, there were $41 million and $37 million, respectively, of private student loans, including those classified as PCI, in forbearance, representing 0.8% and 0.7%, respectively, of total student loans in repayment and forbearance.
Allowance for Loan Losses
The following tables provide changes in the Company's allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,691	$338	$167	$6	$3,202
Additions
Provision for loan losses	719	86	(6)	—	799
Deductions
Charge-offs	(784)	(89)	(17)	(1)	(891)
Recoveries	173	13	3	—	189
Net charge-offs	(611)	(76)	(14)	(1)	(702)
Balance at end of period	$2,799	$348	$147	$5	$3,299

	For the Three Months Ended September 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,334	$313	$170	$11	$2,828
Additions
Provision for loan losses	633	87	22	—	742
Deductions
Charge-offs	(674)	(86)	(25)	—	(785)
Recoveries	131	9	3	—	143
Net charge-offs	(543)	(77)	(22)	—	(642)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,424	$323	$169	$11	$2,927

(1) Includes both PCI and non-PCI private student loans.
(2) Net change in reserves on PCI pools having no remaining non-accretable difference.

The following tables provide changes in the Company's allowance for loan losses (dollars in millions):

	For the Nine Months Ended September 30, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,528	$338	$169	$6	$3,041
Additions
Provision for loan losses	2,121	250	24	—	2,395
Deductions
Charge-offs	(2,347)	(274)	(54)	(1)	(2,676)
Recoveries	497	34	10	—	541
Net charge-offs	(1,850)	(240)	(44)	(1)	(2,135)
Other(2)	—	—	(2)	—	(2)
Balance at end of period	$2,799	$348	$147	$5	$3,299

	For the Nine Months Ended September 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	1,915	244	75	1	2,235
Deductions
Charge-offs	(2,021)	(247)	(74)	(1)	(2,343)
Recoveries	383	25	9	—	417
Net charge-offs	(1,638)	(222)	(65)	(1)	(1,926)
Other(2)	—	—	(3)	—	(3)
Balance at end of period	$2,424	$323	$169	$11	$2,927

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.
Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$127	$109	$382	$328
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$29	$26	$90	$81

The following tables provide additional detail of the Company's allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At September 30, 2019
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,297	$287	$95	$4	$2,683
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	502	61	29	1	593
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	23	—	23
Total allowance for loan losses	$2,799	$348	$147	$5	$3,299
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$70,860	$7,401	$8,146	$1,141	$87,548
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	3,108	195	249	52	3,604
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,341	—	1,341
Total recorded investment	$73,968	$7,596	$9,736	$1,193	$92,493

At December 31, 2018
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,229	$292	$121	$4	$2,646
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	299	46	23	2	370
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	25	—	25
Total allowance for loan losses	$2,528	$338	$169	$6	$3,041
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$70,628	$7,302	$7,546	$761	$86,237
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	2,248	152	182	56	2,638
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,637	—	1,637
Total recorded investment	$72,876	$7,454	$9,365	$817	$90,512

(1)	Includes both PCI and non-PCI private student loans.

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

(3)
The unpaid principal balance of credit card loans was $2.8 billion and $2.0 billion at September 30, 2019 and December 31, 2018, respectively. All loans accounted for as TDRs have a related allowance for loan losses.

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
At September 30, 2019, there was $5.2 billion of private student loans in repayment, which includes both PCI and non-PCI loans. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A non-PCI modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores.
Borrower performance after using payment programs or forbearance is monitored and the Company believes the programs help to prevent defaults and are useful in assisting customers experiencing financial difficulties. The Company plans to continue to use payment programs and forbearance and, as a result, expects to have additional loans classified as TDRs in the future.

Additional information about modified loans classified as TDRs is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Three Months Ended September 30, 2019
Credit card loans(3)	$2,960	$93	$53
Personal loans	$188	$5	$3
Private student loans	$239	$5	$1

For the Three Months Ended September 30, 2018
Credit card loans(3)	$1,815	$48	$37
Personal loans	$134	$4	$1
Private student loans	$166	$3	$—

For the Nine Months Ended September 30, 2019
Credit card loans(3)	$2,682	$245	$148
Personal loans	$174	$13	$7
Private student loans	$215	$13	$1

For the Nine Months Ended September 30, 2018
Credit card loans(3)	$1,612	$123	$95
Personal loans	$125	$10	$4
Private student loans	$152	$9	$—

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

(3)
Includes credit card loans that were modified in TDRs, but are no longer enrolled in a TDR program due to noncompliance with the terms of the modification or due to successful completion of a program after which charging privileges may be reinstated based on customer-level evaluation. The average balance of credit card loans that were no longer enrolled in a TDR program was $985 million and $427 million for the three months ended September 30, 2019 and 2018, respectively, and $833 million and $404 million for the nine months ended September 30, 2019 and 2018, respectively.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the three and nine months ended September 30, 2019 and 2018, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended September 30, 2019 and 2018, the Company forgave approximately $19 million and $12 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program. During the nine months ended September 30, 2019 and 2018, the Company forgave approximately $53 million and $35 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.

The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Three Months Ended September 30,
	2019		2018
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	97,046	$623	69,127	$444
Personal loans	2,859	$39	1,903	$27
Private student loans	1,692	$31	935	$17

	For the Nine Months Ended September 30,
	2019		2018
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	273,970	$1,766	185,185	$1,187
Personal loans	8,129	$110	5,867	$79
Private student loans	4,978	$92	2,887	$54

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended September 30,
	2019		2018
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	19,108	$109	10,535	$60
Personal loans(2)	1,131	$15	847	$11
Private student loans(3)	396	$8	278	$5

	For the Nine Months Ended September 30,
	2019		2018
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	50,980	$294	28,319	$156
Personal loans(2)	2,925	$42	2,059	$27
Private student loans(3)	966	$19	753	$13

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the three months ended September 30, 2019 and 2018, approximately 37% and 34%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a loan modification program. Of the account balances that defaulted as shown above for the nine months ended September 30, 2019 and 2018, approximately 38% and 35%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a loan modification program. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under "— Allowance for Loan Losses."
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired in the SLC transaction, as well as the additional acquired private student loan portfolio comprise the Company's only PCI loans at September 30, 2019 and December 31, 2018. Total PCI student loans had an outstanding balance of $1.4 billion and $1.7 billion, including accrued interest, and a related carrying amount of $1.3 billion and $1.6 billion as of September 30, 2019 and December 31, 2018, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$508	$608	$548	$669
Accretion into interest income	(29)	(34)	(92)	(106)
Other changes in expected cash flows	—	1	23	12
Balance at end of period	$479	$575	$479	$575

Periodically, the Company updates the estimate of cash flows expected to be collected based on management's latest expectations of future net credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the three or nine months ended September 30, 2019 and 2018. The allowance for PCI loan losses at September 30, 2019 and December 31, 2018 was $23 million and $25 million, respectively. For the nine months ended September 30, 2019 and three and nine months ended September 30, 2018, the increase in accretable yield was primarily driven by changes in rates on variable-rate loans. There were no changes in the cash flow assumption for the three months ended September 30, 2019. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At September 30, 2019, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.90% and 0.72%, respectively. At December 31, 2018, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.93% and 0.78%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans was 0.32% and 0.64% for the three months ended September 30, 2019 and 2018, respectively, and 0.33% and 0.71% for the nine months ended September 30, 2019 and 2018, respectively.

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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	September 30, 2019	December 31, 2018
Restricted cash	$26	$1,834

Investors' interests held by third-party investors	12,600	16,800
Investors' interests held by wholly-owned subsidiaries of Discover Bank	4,657	5,211
Seller's interest	13,578	11,050
Loan receivables(1)	30,835	33,061
Allowance for loan losses allocated to securitized loan receivables(1)	(1,167)	(1,150)
Net loan receivables	29,668	31,911
Other	6	7
Carrying value of assets of consolidated variable interest entities	$29,700	$33,752

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company's balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of September 30, 2019, no economic or other early amortization events have occurred.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	September 30, 2019	December 31, 2018
Restricted cash	$11	$12
Student loan receivables	310	363
Carrying value of assets of consolidated variable interest entities	$321	$375

5.	Deposits
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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	September 30, 2019	December 31, 2018
Certificates of deposit in amounts less than $100,000	$25,248	$27,947
Certificates of deposit in amounts $100,000 or greater(1)	8,736	6,841
Savings deposits, including money market deposit accounts	36,343	32,296
Total interest-bearing deposits	$70,327	$67,084

(1)
Includes $2.4 billion and $1.7 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

September 30, 2019
Three months or less	$1,370
Over three months through six months	1,502
Over six months through twelve months	3,311
Over twelve months	2,553
Total	$8,736

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

September 30, 2019
2019	$4,122
2020	15,328
2021	6,382
2022	3,178
2023	1,896
Thereafter	3,078
Total	$33,984

6.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	September 30, 2019				December 31, 2018
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2020-2024	1.39%-3.32%	2.58%	$7,637	$10,657
Floating-rate asset-backed securities(2)(3)	2020-2024	2.26%-2.63%	2.41%	5,014	6,063
Total Discover Card Master Trust I and Discover Card Execution Note Trust				12,651	16,720

Floating-rate asset-backed security(4)(5)	2031	6.00%	6.00%	169	197
Total SLC Private Student Loan Trust				169	197
Total long-term borrowings - owed to securitization investors				12,820	16,917

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75%-5.20%	4.16%	3,287	2,743
Fixed-rate retail notes	2019-2031	2.85%-4.60%	3.73%	339	346

Discover Bank
Fixed-rate senior bank notes(1)	2020-2028	2.45%-4.65%	3.55%	6,811	6,027
Fixed-rate subordinated bank notes	2019-2028	4.68%-8.70%	6.32%	1,197	1,195
Total long-term borrowings				$24,454	$27,228

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate ("LIBOR") or Overnight Index Swap ("OIS") Rate. Use of these interest rate swaps impacts carrying value of the debt. See Note 14: Derivatives and Hedging Activities.

(2)	Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of September 30, 2019.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 14: Derivatives and Hedging Activities.

(4)	SLC Private Student Loan Trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of September 30, 2019.

(5)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The date shown represents final maturity date.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

September 30, 2019
2019	$200
2020	4,745
2021	4,218
2022	4,124
2023	3,329
Thereafter	7,838
Total	$24,454

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2019, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of September 30, 2019. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar years 2021 through 2022. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

7.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Investment Securities, Net of Tax	(Losses) Gains on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended September 30, 2019
Balance at June 30, 2019	$112	$(8)	$(187)	$(83)
Net change	17	(8)	—	9
Balance at September 30, 2019	$129	$(16)	$(187)	$(74)

For the Three Months Ended September 30, 2018
Balance at June 30, 2018	$(14)	$39	$(187)	$(162)
Net change	(2)	4	—	2
Balance at September 30, 2018	$(16)	$43	$(187)	$(160)

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	$10	$22	$(188)	$(156)
Net change	119	(38)	1	82
Balance at September 30, 2019	$129	$(16)	$(187)	$(74)

For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)
Cumulative effect of ASU No. 2018-02 adoption(1)	(1)	3	(31)	(29)
Net change	(10)	30	1	21
Balance at September 30, 2018	$(16)	$43	$(187)	$(160)

(1)	Represents the adjustment to AOCI as a result of adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the second quarter of 2018.

The following table presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended September 30, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$24	$(7)	$17
Net change	$24	$(7)	$17
Cash Flow Hedges
Net unrealized losses arising during the period	$(9)	$2	$(7)
Amounts reclassified from AOCI	(2)	1	(1)
Net change	$(11)	$3	$(8)

For the Three Months Ended September 30, 2018
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(4)	$2	$(2)
Net change	$(4)	$2	$(2)
Cash Flow Hedges
Net unrealized gains arising during the period	$8	$(2)	$6
Amounts reclassified from AOCI	(2)	—	(2)
Net change	$6	$(2)	$4

For the Nine Months Ended September 30, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$158	$(39)	$119
Net change	$158	$(39)	$119
Cash Flow Hedges
Net unrealized losses arising during the period	$(44)	$11	$(33)
Amounts reclassified from AOCI	(7)	2	(5)
Net change	$(51)	$13	$(38)
Pension Plan
Unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

For the Nine Months Ended September 30, 2018
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(14)	$4	$(10)
Net change	$(14)	$4	$(10)
Cash Flow Hedges
Net unrealized gains arising during the period	$42	$(10)	$32
Amounts reclassified from AOCI	(2)	—	(2)
Net change	$40	$(10)	$30
Pension Plan
Unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

8.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income before income tax expense	$994	$967	$2,911	$2,700
Income tax expense	$224	$247	$662	$645
Effective income tax rate	22.5%	25.5%	22.7%	23.9%

The effective tax rates decreased 3.0 percentage points and 1.2 percentage points, respectively, for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. For the three months ended September 30, 2019, the effective tax rate was lower because the same period in 2018 included an increase in reserves for certain tax matters. For the three and nine months ended September 30, 2019, the effective tax rate was favorably impacted by the resolution of certain tax matters.
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

9.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income	$770	$720	$2,249	$2,055
Preferred stock dividends	(15)	(15)	(31)	(31)
Net income available to common stockholders	755	705	2,218	2,024
Income allocated to participating securities	(6)	(6)	(15)	(16)
Net income allocated to common stockholders	$749	$699	$2,203	$2,008
Denominator
Weighted-average shares of common stock outstanding	317	341	323	348
Effect of dilutive common stock equivalents	—	1	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	317	342	323	348

Basic earnings per common share	$2.36	$2.05	$6.83	$5.77
Diluted earnings per common share	$2.36	$2.05	$6.82	$5.77

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three or nine months ended September 30, 2019 and 2018.

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
The Company and Discover Bank are subject to regulatory and capital rules issued by the Federal Reserve and FDIC, respectively, under the Basel Committee's December 2010 framework ("Basel III rules"). The Basel III rules, which became effective for the Company January 2015, were subject to phase-in periods through the end of 2018, based on the Company being classified as a "Standardized Approach" entity. As of January 1, 2019, the Basel III rules subject to transition have all been fully phased in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen will be replaced with new permanent rules effective in April 2020 with the option to early adopt beginning on January 1, 2020.
As of September 30, 2019, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as "well-capitalized," the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
September 30, 2019
Total capital (to risk-weighted assets)
Discover Financial Services	$13,009	13.7%	$7,598	≥8.0%	$9,498	≥10.0%
Discover Bank	$13,354	14.2%	$7,515	≥8.0%	$9,394	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,403	12.0%	$5,699	≥6.0%	$5,699	≥6.0%
Discover Bank	$11,157	11.9%	$5,637	≥6.0%	$7,515	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,403	10.3%	$4,409	≥4.0%	N/A	N/A
Discover Bank	$11,157	10.2%	$4,362	≥4.0%	$5,452	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$10,840	11.4%	$4,274	≥4.5%	N/A	N/A
Discover Bank	$11,157	11.9%	$4,227	≥4.5%	$6,106	≥6.5%

December 31, 2018
Total capital (to risk-weighted assets)
Discover Financial Services	$12,532	13.5%	$7,450	≥8.0%	$9,312	≥10.0%
Discover Bank	$13,106	14.2%	$7,372	≥8.0%	$9,215	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,895	11.7%	$5,587	≥6.0%	$5,587	≥6.0%
Discover Bank	$10,834	11.8%	$5,529	≥6.0%	$7,372	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,895	10.1%	$4,308	≥4.0%	N/A	N/A
Discover Bank	$10,834	10.2%	$4,265	≥4.0%	$5,332	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$10,332	11.1%	$4,191	≥4.5%	N/A	N/A
Discover Bank	$10,834	11.8%	$4,147	≥4.5%	$5,990	≥6.5%

(1)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions.

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
Commitments
Unused Credit Arrangements
At September 30, 2019, the Company had unused credit arrangements for loans of approximately $206.8 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.

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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $200 million as of September 30, 2019.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of September 30, 2019, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three or nine months ended September 30, 2019 and 2018.
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
The following table summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Aggregate sales transaction volume(1)	$44,332	$40,806	$125,922	$116,800

(1)	Represents period transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2019 or December 31, 2018. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of September 30, 2019 and December 31, 2018, the Company had escrow deposits and settlement withholdings of $8 million and $10 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three and nine months ended September 30, 2019 and 2018.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $125 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, takes into account the Company's best estimate of such losses for those matters for which an estimate can be made, and does not represent the Company's maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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

On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam's Market, et al. v. Visa, Inc. et al.) alleging violations of the Sherman Antitrust Act, California's Cartwright Act, and unjust enrichment. Plaintiffs allege a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. On July 15, 2016, plaintiffs filed an amended complaint that includes additional named plaintiffs, reasserts the original claims, and includes additional state law causes of action. On September 30, 2016, the court granted the motions to dismiss for certain issuing banks and EMVCo but denied the motions to dismiss filed by the networks, including the Company. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On March 11, 2018, the Court entered an order denying the plaintiffs' motion for class certification without prejudice to filing a renewed motion. Plaintiffs filed a renewed motion for class certification on July 16, 2018 and opening merits expert reports on October 5, 2018. Defendants filed their Opposition to Class Certification on March 15, 2019. Briefing and expert discovery related to class certification has ended; and a hearing date on class certification is yet to be scheduled. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.
On September 20, 2019, a putative class action was filed against the Company in the Northern District of Illinois alleging violations of the Telephone Consumer Protection Act. The plaintiff alleges the Company placed telephone calls to wrong or reassigned cellular telephone numbers without consent. The plaintiff seeks an injunction, statutory damages, treble damages, reasonable attorney fees, costs and expenses. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiff.

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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2019
Assets
Fair value - OCI
U.S. Treasury securities	$9,930	$—	$—	$9,930
Residential mortgage-backed securities - Agency	—	450	—	450
Available-for-sale investment securities	$9,930	$450	$—	$10,380

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$3	$—	$3

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

Balance at December 31, 2018
Assets
Fair value - OCI
U.S. Treasury securities	$2,586	$—	$—	$2,586
Residential mortgage-backed securities - Agency	—	547	—	547
Available-for-sale investment securities	$2,586	$547	$—	$3,133

Derivative financial instruments - cash flow hedges(1)	$—	$8	$—	$8

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$5	$—	$5

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

(1)
Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three or nine months ended September 30, 2019 and 2018.
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
At September 30, 2019, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $442 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of two years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. The Company had no impairments related to these assets during the three or nine months ended September 30, 2019 and 2018.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$273	$—	$273	$269
Held-to-maturity investment securities	$—	$273	$—	$273	$269

Net loan receivables	$—	$—	$92,855	$92,855	$89,194

Carrying value approximates fair value(1)
Cash and cash equivalents	$6,075	$—	$—	$6,075	$6,075
Restricted cash	$37	$—	$—	$37	$37
Other short-term investments	$1,000	$—	$—	$1,000	$1,000
Accrued interest receivables(2)	$—	$1,054	$—	$1,054	$1,054

Liabilities
Amortized cost
Time deposits(3)	$—	$34,478	$—	$34,478	$33,984

Long-term borrowings - owed to securitization investors	$—	$12,729	$185	$12,914	$12,820
Other long-term borrowings	—	12,348	—	12,348	11,634
Long-term borrowings	$—	$25,077	$185	$25,262	$24,454

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$243	$—	$243	$243

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
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at September 30, 2019 will be reclassified to interest expense as interest payments are accrued on certain of the Company's floating-rate securitized debt and deposits. During the next 12 months, the Company estimates it will reclassify $5 million of pretax expense to interest expense related to its derivatives designated as cash flow hedges.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	September 30, 2019				December 31, 2018
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$1,650	4	$—	$3	$2,450	$8	$2
Interest rate swaps—fair value hedge	$9,000	12	—	1	$8,000	5	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$34	7	—	—	$33	—	—
Total gross derivative assets/liabilities(2)			—	4		13	2

Less: collateral held/posted(3)			—	(4)		(8)	(2)
Total net derivative assets/liabilities			$—	$—		$5	$—

(1)
The foreign exchange forward contracts have notional amounts of EUR 9 million, GBP 12 million, SGD 1 million and INR 596 million as of September 30, 2019 and notional amounts of EUR 9 million, GBP 12 million, SGD 1 million and INR 464 million as of December 31, 2018.

(2)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At September 30, 2019, the Company had one outstanding contract with a notional amount of $27 million and immaterial fair value. At December 31, 2018, the Company had one outstanding contract with a notional amount of $79 million and immaterial fair value.

(3)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustment for fair value hedges (dollars in millions):

	September 30, 2019		December 31, 2018
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities
Long-term borrowings	$9,046	$69	$7,893	$(91)

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Three Months Ended September 30, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(407)	$(231)	$23

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$1	$1	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(20)	$—
Gains on interest rate swaps	—	12	—
Total gains (losses) on fair value hedges	$—	$(8)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

For the Three Months Ended September 30, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(329)	$(229)	$20

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$2	$—

Gains (losses) on fair value hedging relationship
Gains on hedged items	$—	$2	$—
Gains (losses) on interest rate swaps	—	(14)	—
Total gains (losses) on fair value hedges	$—	$(12)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Nine Months Ended September 30, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(1,194)	$(721)	$73

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$3	$4	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(160)	$—
Gains on interest rate swaps	—	128	—
Total gains (losses) on fair value hedges	$—	$(32)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

For the Nine Months Ended September 30, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(878)	$(656)	$73

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(1)	$3	$—

Gains (losses) on fair value hedging relationship
Gains on hedged items	$—	$61	$—
Gains (losses) on interest rate swaps	—	(88)	—
Total gains (losses) on fair value hedges	$—	$(27)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$2

For the impact of the derivative instruments on OCI, see Note 7: Accumulated Other Comprehensive Income.
Collateral Requirements and Credit-Risk Related Contingency Features
The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps and foreign exchange forward contracts. The Company has not sought a legal opinion in relation to the enforceability of its master netting arrangements and, as such, does not report any of these positions on a net basis. Collateral is required by either the Company or its subsidiaries or the counterparty depending on the net fair value position of these derivatives held with that counterparty. The Company may also be required to post collateral with a counterparty for its fair value and cash flow hedge interest rate swaps depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. These collateral receivable or payable amounts are generally not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits. Most of the Company's cash collateral amounts relate to positions cleared through an exchange and are reflected as offsets to the associated derivatives balances recorded in other assets and accrued expenses and other liabilities.

At September 30, 2019, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of September 30, 2019 would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of September 30, 2019, and therefore, no collateral was required.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company's chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended September 30, 2019
Interest income
Credit card loans	$2,465	$—	$2,465
Private student loans	175	—	175
PCI student loans	29	—	29
Personal loans	249	—	249
Other	122	—	122
Total interest income	3,040	—	3,040
Interest expense	638	—	638
Net interest income	2,402	—	2,402
Provision for loan losses	799	—	799
Other income	409	89	498
Other expense	1,069	38	1,107
Income before income tax expense	$943	$51	$994

For the Three Months Ended September 30, 2018
Interest income
Credit card loans	$2,258	$—	$2,258
Private student loans	154	—	154
PCI student loans	34	—	34
Personal loans	238	—	238
Other	97	—	97
Total interest income	2,781	—	2,781
Interest expense	558	—	558
Net interest income	2,223	—	2,223
Provision for loan losses	742	—	742
Other income	421	80	501
Other expense	979	36	1,015
Income before income tax expense	$923	$44	$967

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Nine Months Ended September 30, 2019
Interest income
Credit card loans	$7,223	$—	$7,223
Private student loans	520	—	520
PCI student loans	92	—	92
Personal loans	727	—	727
Other	391	1	392
Total interest income	8,953	1	8,954
Interest expense	1,915	—	1,915
Net interest income	7,038	1	7,039
Provision for loan losses	2,395	—	2,395
Other income	1,217	259	1,476
Other expense	3,097	112	3,209
Income before income tax expense	$2,763	$148	$2,911

For the Nine Months Ended September 30, 2018
Interest income
Credit card loans	$6,487	$—	$6,487
Private student loans	451	—	451
PCI student loans	106	—	106
Personal loans	693	—	693
Other	249	—	249
Total interest income	7,986	—	7,986
Interest expense	1,534	—	1,534
Net interest income	6,452	—	6,452
Provision for loan losses	2,235	—	2,235
Other income	1,213	237	1,450
Other expense	2,859	108	2,967
Income before income tax expense	$2,571	$129	$2,700

16.	Revenue from Contracts with Customers
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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended September 30, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$238	$17	$255
Protection products revenue	48	—	48
Transaction processing revenue	—	52	52
Other income	3	20	23
Total other income subject to ASC 606(2)	289	89	378
Other income not subject to ASC 606
Loan fee income	120	—	120
Total other income not subject to ASC 606	120	—	120
Total other income by operating segment	$409	$89	$498

For the Three Months Ended September 30, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$266	$14	$280
Protection products revenue	51	—	51
Transaction processing revenue	—	47	47
Other income	1	19	20
Total other income subject to ASC 606(2)	318	80	398
Other income not subject to ASC 606
Loan fee income	103	—	103
Total other income not subject to ASC 606	103	—	103
Total other income by operating segment	$421	$80	$501

The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Nine Months Ended September 30, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$738	$47	$785
Protection products revenue	146	—	146
Transaction processing revenue	—	146	146
Other income	7	66	73
Total other income subject to ASC 606(2)	891	259	1,150
Other income not subject to ASC 606
Loan fee income	326	—	326
Total other income not subject to ASC 606	326	—	326
Total other income by operating segment	$1,217	$259	$1,476

For the Nine Months Ended September 30, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$758	$39	$797
Protection products revenue	154	—	154
Transaction processing revenue	—	132	132
Other income	7	66	73
Total other income subject to ASC 606(2)	919	237	1,156
Other income not subject to ASC 606
Loan fee income	294	—	294
Total other income not subject to ASC 606	294	—	294
Total other income by operating segment	$1,213	$237	$1,450

(1)
Net of rewards, including Cashback Bonus rewards, of $520 million and $473 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 billion and $1.3 billion for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Excludes $2 million of deposit product fees that are reported within net interest income for the nine months ended September 30, 2019 and 2018 and $1 million for the three months ended September 30, 2018. Deposit product fees were immaterial for the three months ended September 30, 2019.

For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2018.

17.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2019 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Quarter Highlights
The highlights below compare results as of and for the three months ended September 30, 2019 against results for the same period in the prior year.

•	Net income was $770 million, or $2.36 per diluted share, compared to $720 million, or $2.05 per diluted share, for the prior year.

•	Total loans grew $5.6 billion, or 6%, to $92.5 billion.

•	Credit card loans grew $4.7 billion, or 7%, to $74.0 billion.

•	The total net charge-off rate increased 8 basis points to 3.05%.

•	The net charge-off rate for credit card loans increased 18 basis points to 3.32% and the delinquency rate for credit card loans over 30 days past due increased 18 basis points to 2.50%.

•	Direct-to-consumer deposits grew $8.9 billion, or 21%, to $52.3 billion.

•	Payment Services transaction volume for the segment was $62.6 billion, up 7%.
Outlook
We continue to focus on disciplined capital deployment through profitable organic loan growth and execution of our capital plan. Our marketing strategy remains focused on expanding market share with existing customers and adding new accounts to achieve continued loan growth.
Total expenses are expected to increase as we continue to invest in business growth and technology, including investments in advanced analytics and infrastructure. We continue to expect a modest increase in the full-year rewards rate year over year.
The total net charge-off rate is expected to increase in comparison to the prior year. We expect to add to the loan loss reserve due to the seasoning of continued loan growth and supply-driven credit normalization. While net interest margin is expected to compress during the remainder of the year, we anticipate a moderate increase for the full year compared to the prior year.
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
Federal banking regulators continue to propose and implement new regulations and supervisory guidance, and modify their examination and enforcement priorities. In May 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which is intended to promote economic growth, provide tailored regulatory relief for smaller and less complex financial institutions, and enhance consumer protections. Among other provisions, the new law raised the asset threshold for automatically designating a bank holding company as "systemically important" from $50 billion to $250 billion, so that bank holding companies with assets below $250 billion are no longer automatically subject to enhanced prudential standards pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which created a framework for regulation of large financial firms, including Discover. However, the extent of relief afforded to Discover under the law will depend on how it is implemented.

In October 2019, the federal banking regulators issued approved final rules that will tailor the existing regulatory requirements related to capital, liquidity and enhanced prudential standards to an institution's risk and complexity profile for banking institutions with total consolidated assets of $100 billion or more. Under the final rules, Discover will be categorized as a Category IV institution and therefore subject to the least stringent requirements for bank holding companies with at least $100 billion in assets. Among other things, Discover will be required to submit supervisory stress tests every other year rather than annually, will no longer be subject to regulations requiring company-run capital stress tests and will no longer be subject to the liquidity coverage ratio. Discover will however still be required to submit annual capital plans to the Federal Reserve and will remain subject to other core components of the enhanced prudential standards rules, such as risk management and risk committee requirements and liquidity risk management regulations. The final rules will be effective sixty days after publication in the Federal Register. The final rules did not address other aspects of the Federal Reserve’s capital plan rule or the Comprehensive Capital Analysis and Review ("CCAR") framework. These requirements, including the previously proposed "stress capital buffer" framework, are expected to be addressed in a forthcoming proposal from the Federal Reserve.
In February 2019, the Federal Reserve issued a temporary order granting Discover relief from the regulatory requirements related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle and provided Discover a one-year extension of the requirement to submit a capital plan to the Federal Reserve until April 5, 2020. As a result, and pending any forthcoming regulatory changes, Discover expects to be subject to the CCAR quantitative process in 2020.
Policymakers at the federal and state levels are increasingly focused on measures to enhance data security and data breach incident response requirements as a result of growing cybersecurity threats and the number of incidents involving unauthorized access to consumer information. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment data privacy standards. For example, the California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA goes into effect on January 1, 2020 and regulations have only recently been proposed and still need to be finalized. A 2020 California ballot initiative has been commenced by the original proponent of the CCPA with the goal of repealing many of the amendments made to the CCPA and expanding the rights and remedies created by the CCPA. While it is too early to determine the full impact of these developments, they may result in the imposition of requirements on Discover and other providers of consumer financial services or networks that could increase costs or otherwise adversely affect our businesses.
Banking
Current Expected Credit Loss
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is effective for us on January 1, 2020. The standard alters accounting principles generally accepted in the United States by replacing the incurred loss model with the current expected credit loss ("CECL") approach. The CECL approach requires our allowance for loan losses to be based on an estimate of all expected credit losses over the remaining contractual term of all of the loans, as opposed to an estimate of incurred losses as of the balance sheet date. We have substantially finalized loss forecasting models and technological solutions, and are refining processes and controls in support of the new standard.
To enhance investors' understanding of the potential impact of CECL, we are providing our current preliminary estimate of the impact on the allowance for loan losses assuming the standard had become effective for us on September 30, 2019. That estimate, which remains subject to further refinement, would have resulted in an increase in the allowance for loan losses of approximately 55% to 65%. Additionally, our results of operations may be subject to more volatility under CECL. The ultimate extent of the impact upon adoption will depend on the characteristics of our loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.
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
Capital
Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 2015 under final rules issued by the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") to implement the provisions under the Basel Committee's December 2010 framework ("Basel III rules"). The Basel III rules require Discover Financial Services and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. In addition, the Basel III rules establish a capital conservation buffer ("CCB") above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 ("CET1") capital and result in higher required minimum ratios by at least 2.5%. The CCB requirement became effective January 2016; however, the buffer threshold amounts were subject to a gradual phase-in period that ended on December 31, 2018. The full 2.5% buffer requirement was fully phased in as of January 1, 2019. A banking organization is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below any of the minimum capital requirements, taking into account the applicable CCB thresholds. Based on our current capital composition and levels and business plans, we are and expect to continue to be in compliance with the requirements for the foreseeable future. For additional information, see "— Liquidity and Capital Resources — Capital".
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
Consumer Financial Services
The Consumer Financial Protection Bureau (the "CFPB") regulates consumer financial products and services, and examines certain providers of consumer financial products and services, including Discover. The CFPB's authority includes preventing "unfair, deceptive or abusive acts or practices" and ensuring that consumer have access to fair, transparent and competitive financial products and services. The CFPB has rulemaking, supervision and enforcement powers with respect to federal consumer protection laws. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g. credit cards and student loans). In addition, the CFPB is required by statute to undertake certain actions including its bi-annual review of the consumer credit card market.
The current CFPB Director has indicated that the CFPB will focus on the prevention of harm, establishing valid metrics for success, and creating a level playing field for all financial institutions. Additionally, with regards to the CFPB's rulemaking and enforcement activities, the Director has outlined a framework that seeks to foster a more transparent rulemaking process that incorporates a robust cost benefit analysis, applies supervisory practices consistently, and ensures that due process is a critical component of enforcement activity.
Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected, and is expected to continue to adversely affect, our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing and technology development strategies in order to assess their impact on our business and on competition in the marketplace. Following an inquiry by the U.S. Department of Justice into some of these competitor pricing strategies, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns. The Court granted summary judgment in favor of Visa in August 2018. PULSE filed an appeal on January 17, 2019 and Visa filed their response to the appeal on April 5, 2019. The Fifth Circuit Court of Appeals held a hearing on the appeal October 9, 2019. Visa also faces ongoing merchant litigation as it relates to the underlying anticompetitive behavior that is the subject of PULSE's case against Visa. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affects PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
Segments
We manage our business activities in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 15: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Direct Banking
Interest income
Credit card	$2,465	$2,258	$7,223	$6,487
Private student loans	175	154	520	451
PCI student loans	29	34	92	106
Personal loans	249	238	727	693
Other	122	97	391	249
Total interest income	3,040	2,781	8,953	7,986
Interest expense	638	558	1,915	1,534
Net interest income	2,402	2,223	7,038	6,452
Provision for loan losses	799	742	2,395	2,235
Other income	409	421	1,217	1,213
Other expense	1,069	979	3,097	2,859
Income before income tax expense	943	923	2,763	2,571
Payment Services
Net interest income	—	—	1	—
Other income	89	80	259	237
Other expense	38	36	112	108
Income before income tax expense	51	44	148	129
Total income before income tax expense	$994	$967	$2,911	$2,700

The following table presents information on transaction volume (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Network Transaction Volume
PULSE Network	$47,535	$45,244	$142,030	$132,710
Network Partners	6,656	5,113	18,269	14,268
Diners Club(1)	8,386	8,370	25,136	25,177
Total Payment Services	62,577	58,727	185,435	172,155
Discover Network—Proprietary(2)	38,722	36,642	110,664	105,363
Total Volume	$101,299	$95,369	$296,099	$277,518
Transactions Processed on Networks
Discover Network	710	642	1,986	1,806
PULSE Network	1,220	1,151	3,535	3,195
Total	1,930	1,793	5,521	5,001
Credit Card Volume
Discover Card Volume(3)	$41,168	$39,414	$117,489	$112,171
Discover Card Sales Volume(4)	$37,432	$35,896	$106,995	$101,823

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross Discover card sales volume on the Discover Network.

(3)	Represents Discover card activity related to sales net of returns, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to sales net of returns.
Direct Banking
Our Direct Banking segment reported pretax income of $943 million and $2.8 billion, respectively, for the three and nine months ended September 30, 2019 as compared to pretax income of $923 million and $2.6 billion, respectively, for the three and nine months ended September 30, 2018.
Net interest margin increased for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. This increase was primarily driven by higher yields on credit card loans, partially offset by higher funding costs. The higher yield on credit card loans was primarily due to higher market rates, as well as a favorable change in portfolio mix. Increased funding costs were driven largely by higher market rates. Interest income increased during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 as a result of continued loan growth and yield expansion. Interest expense increased during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 due to a larger funding base and higher market rates.
For the three and nine months ended September 30, 2019, the provision for loan losses increased as compared to the same periods in 2018 primarily due to higher levels of net charge-offs, slightly offset by lower reserve builds. For a detailed discussion on provision for loan losses, see "— Loan Quality — Provision and Allowance for Loan Losses."
Total other income was relatively flat for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. Discount and interchange revenue decreased as a result of higher promotional rewards, which was partially offset by an increase in gross discount and interchange revenue due to increased sales volume. Loan fee income was higher as a result of an increase in late fees.
Total other expense increased for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The increase was primarily driven by higher employee compensation and benefits, and professional fees. For the nine months ended September 30, 2019, the increase was also driven by higher other expense and information processing and communications. Employee compensation and benefits increased as a result of higher average salaries. The increase in professional fees was primarily driven by higher collection fees resulting from increased recoveries, as well as investments in technological capabilities. Other expense was higher largely because of an increase in incentives supporting global merchant acceptance. The increase in information processing and communications was due to continued investment in infrastructure and analytic capabilities.

Discover card sales volume was $37.4 billion and $107.0 billion, respectively, for the three and nine months ended September 30, 2019, which was an increase of 4.3% and 5.1%, respectively, as compared to the same periods in 2018. This volume growth was primarily driven by higher consumer spending.
Payment Services
Our Payment Services segment reported pretax income of $51 million and $148 million, respectively, for the three and nine months ended September 30, 2019 as compared to pretax income of $44 million and $129 million, respectively, for the same periods in 2018. The increase in segment pretax income was primarily due to higher transaction volume across multiple channels.
Downturns in the global economy or negative impacts in foreign currency may adversely affect our financial condition or results of operations in our Payment Services segment. We continue to work with our Diners Club licensees with regard to their ability to maintain financing sufficient to support business operations. We may continue to provide additional support in the future, including loans, facilitating transfer of ownership, or acquiring assets or licensees, which may cause us to incur losses. The licensees that we currently consider to be of concern accounted for approximately 4% of Diners Club revenues during the three and nine months ended September 30, 2019.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended September 30,		2019 vs. 2018 Increase (Decrease)		For the Nine Months Ended September 30,		2019 vs. 2018 Increase
	2019	2018	$	%	2019	2018	$	%
Interest income	$3,040	$2,781	$259	9%	$8,954	$7,986	$968	12%
Interest expense	638	558	80	14%	1,915	1,534	381	25%
Net interest income	2,402	2,223	179	8%	7,039	6,452	587	9%
Provision for loan losses	799	742	57	8%	2,395	2,235	160	7%
Net interest income after provision for loan losses	1,603	1,481	122	8%	4,644	4,217	427	10%
Other income	498	501	(3)	(1)%	1,476	1,450	26	2%
Other expense	1,107	1,015	92	9%	3,209	2,967	242	8%
Income before income tax expense	994	967	27	3%	2,911	2,700	211	8%
Income tax expense	224	247	(23)	(9)%	662	645	17	3%
Net income	$770	$720	$50	7%	$2,249	$2,055	$194	9%

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
Net interest margin increased for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. This increase was primarily driven by higher yields on credit card loans, partially offset by higher funding costs. The higher yield on credit card loans was primarily due to higher market rates, as well as a favorable change in portfolio mix. Increased funding costs were driven largely by higher market rates. Interest income increased during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 as a result of continued loan growth and yield expansion. Interest expense increased during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 due to a larger funding base and higher market rates.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$7,029	2.20%	$39	$14,522	2.00%	$73
Restricted cash	737	2.11%	4	638	1.92%	3
Other short-term investments	1,000	2.66%	7	—	—%	—
Investment securities	9,186	2.26%	53	1,952	1.97%	10
Loan receivables(1)
Credit card(2)	73,248	13.35%	2,465	68,613	13.06%	2,258
Personal loans	7,522	13.17%	249	7,460	12.66%	238
Private student loans	8,073	8.58%	175	7,370	8.34%	154
PCI student loans	1,386	8.29%	29	1,788	7.58%	34
Other	1,116	6.72%	19	624	6.38%	11
Total loan receivables	91,345	12.76%	2,937	85,855	12.45%	2,695
Total interest-earning assets	109,297	11.03%	3,040	102,967	10.72%	2,781
Allowance for loan losses	(3,198)			(2,827)
Other assets	4,674			4,377
Total assets	$110,773			$104,517
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$33,757	2.61%	222	$31,133	2.31%	181
Money market deposits(4)	7,071	2.10%	37	6,930	1.89%	33
Other interest-bearing savings deposits	28,801	2.03%	148	24,374	1.85%	115
Total interest-bearing deposits(5)	69,629	2.32%	407	62,437	2.08%	329
Borrowings
Short-term borrowings	1	2.18%	—	3	2.09%	—
Securitized borrowings(3)(4)	13,719	2.95%	102	16,141	2.71%	110
Other long-term borrowings(3)	11,047	4.64%	129	10,351	4.56%	119
Total borrowings	24,767	3.70%	231	26,495	3.43%	229
Total interest-bearing liabilities	94,396	2.68%	638	88,932	2.49%	558
Other liabilities and stockholders' equity	16,377			15,585
Total liabilities and stockholders' equity	$110,773			$104,517
Net interest income			$2,402			$2,223
Net interest margin(6)		10.43%			10.28%
Net yield on interest-earning assets(7)		8.72%			8.57%
Interest rate spread(8)		8.35%			8.23%

Average Balance Sheet Analysis (dollars in millions)

	For the Nine Months Ended September 30,
	2019			2018
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,884	2.38%	$194	$14,304	1.80%	$193
Restricted cash	809	2.26%	14	641	1.71%	8
Other short-term investments	707	2.66%	14	—	—%	—
Investment securities	6,584	2.43%	120	1,677	1.81%	23
Loan receivables(1)
Credit card(2)	72,041	13.41%	7,223	67,073	12.93%	6,487
Personal loans	7,470	13.02%	727	7,384	12.55%	693
Private student loans	8,043	8.64%	520	7,368	8.19%	451
PCI student loans	1,482	8.30%	92	1,901	7.47%	106
Other	990	6.79%	50	536	6.15%	25
Total loan receivables	90,026	12.79%	8,612	84,262	12.32%	7,762
Total interest-earning assets	109,010	10.98%	8,954	100,884	10.58%	7,986
Allowance for loan losses	(3,124)			(2,725)
Other assets	4,557			4,256
Total assets	$110,443			$102,415
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$33,853	2.55%	646	$30,398	2.16%	492
Money market deposits(4)	7,062	2.17%	115	6,881	1.74%	90
Other interest-bearing savings deposits	27,657	2.09%	433	23,574	1.68%	296
Total interest-bearing deposits(5)	68,572	2.33%	1,194	60,853	1.93%	878
Borrowings
Short-term borrowings	1	2.41%	—	2	1.96%	—
Securitized borrowings(3)(4)	14,913	3.01%	335	16,147	2.60%	315
Other long-term borrowings(3)	10,898	4.73%	386	10,055	4.54%	341
Total borrowings	25,812	3.73%	721	26,204	3.35%	656
Total interest-bearing liabilities	94,384	2.71%	1,915	87,057	2.36%	1,534
Other liabilities and stockholders’ equity	16,059			15,358
Total liabilities and stockholders’ equity	$110,443			$102,415
Net interest income			$7,039			$6,452
Net interest margin(6)		10.45%			10.24%
Net yield on interest-earning assets(7)		8.63%			8.55%
Interest rate spread(8)		8.27%			8.22%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $71 million and $61 million of amortization of balance transfer fees for the three months ended September 30, 2019 and 2018, respectively, and $201 million and $179 million for the nine months ended September 30, 2019 and 2018, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of FDIC insurance premiums and Large Institution Surcharge. As of October 2018, the FDIC no longer accesses a Large Institution Surcharge.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	September 30, 2019	December 31, 2018
Credit card loans	$73,968	$72,876
Other loans
Personal loans	7,596	7,454
Private student loans	8,395	7,728
Other	1,193	817
Total other loans	17,184	15,999
PCI loans(1)	1,341	1,637
Total loan receivables	92,493	90,512
Allowance for loan losses	(3,299)	(3,041)
Net loan receivables	$89,194	$87,471

(1)	Represents PCI private student loans. See Note 3: Loan Receivables to our condensed consolidated financial statements for more information regarding PCI loans.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the three and nine months ended September 30, 2019, the provision for loan losses increased by $57 million or 8%, and $160 million or 7%, respectively, as compared to the same periods in 2018 primarily due to higher levels of net charge-offs, slightly offset by lower reserve builds.
The allowance for loan losses was $3.3 billion at September 30, 2019, which reflects a $258 million reserve build over the amount of the allowance for loan losses at December 31, 2018. The reserve build, which primarily related to credit card loans, was because of seasoning of continued loan growth and supply-driven credit normalization, due to increasing consumer debt levels.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Three Months Ended September 30, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,691	$338	$167	$6	$3,202
Additions
Provision for loan losses	719	86	(6)	—	799
Deductions
Charge-offs	(784)	(89)	(17)	(1)	(891)
Recoveries	173	13	3	—	189
Net charge-offs	(611)	(76)	(14)	(1)	(702)
Balance at end of period	$2,799	$348	$147	$5	$3,299

	For the Three Months Ended September 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,334	$313	$170	$11	$2,828
Additions
Provision for loan losses	633	87	22	—	742
Deductions
Charge-offs	(674)	(86)	(25)	—	(785)
Recoveries	131	9	3	—	143
Net charge-offs	(543)	(77)	(22)	—	(642)
Other(2)	—	—	(1)	—	(1)
Balance at end of period	$2,424	$323	$169	$11	$2,927

	For the Nine Months Ended September 30, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,528	$338	$169	$6	$3,041
Additions
Provision for loan losses	2,121	250	24	—	2,395
Deductions
Charge-offs	(2,347)	(274)	(54)	(1)	(2,676)
Recoveries	497	34	10	—	541
Net charge-offs	(1,850)	(240)	(44)	(1)	(2,135)
Other(2)	—	—	(2)	—	(2)
Balance at end of period	$2,799	$348	$147	$5	$3,299

	For the Nine Months Ended September 30, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	1,915	244	75	1	2,235
Deductions
Charge-offs	(2,021)	(247)	(74)	(1)	(2,343)
Recoveries	383	25	9	—	417
Net charge-offs	(1,638)	(222)	(65)	(1)	(1,926)
Other(2)	—	—	(3)	—	(3)
Balance at end of period	$2,424	$323	$169	$11	$2,927

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
Credit card loans	$611	3.32%	$543	3.14%	$1,850	3.43%	$1,638	3.27%
Personal loans	$76	3.99%	$77	4.09%	$240	4.28%	$222	4.03%
Private student loans (excluding PCI(1))	$14	0.69%	$22	1.19%	$44	0.73%	$65	1.17%

(1)	See Note 3: Loan Receivables to our condensed consolidated financial statements for information regarding the accounting for charge-offs on PCI loans.
The net charge-off rates on our credit card and personal loans generally increased for the three and nine months ended September 30, 2019 when compared to the same periods in 2018 due to seasoning of continued loan growth and supply-driven credit normalization. The net charge-off rates on our private student loans decreased for the three and nine months ended September 30, 2019 when compared to the same periods in 2018 due to more effective collection strategies.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency, and restructured loans (dollars in millions):

	September 30, 2019		December 31, 2018
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,847	2.50%	$1,772	2.43%
Personal loans	$113	1.49%	$119	1.60%
Private student loans (excluding PCI loans(1))	$150	1.78%	$155	2.00%

Loans 90 or more days delinquent
Credit card loans	$897	1.21%	$887	1.22%
Personal loans	$34	0.45%	$35	0.47%
Private student loans (excluding PCI loans(1))	$36	0.42%	$38	0.49%

Loans not accruing interest	$304	0.33%	$302	0.34%

Restructured loans
Credit card loans(2)	$3,108	4.20%	$2,248	3.08%
Personal loans(3)	$195	2.57%	$152	2.04%
Private student loans (excluding PCI loans(1))(4)	$249	2.97%	$182	2.36%

(1)
Excludes PCI loans, which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)	Restructured credit card loans include $157 million and $124 million at September 30, 2019 and December 31, 2018, respectively, which are also included in loans 90 or more days delinquent.

(3)	Restructured personal loans include $8 million and $6 million at September 30, 2019 and December 31, 2018, respectively, which are also included in loans 90 or more days delinquent.

(4)	Restructured private student loans include $9 million and $7 million at September 30, 2019 and December 31, 2018, respectively, which are also included in loans 90 or more days delinquent.

The 30-day delinquency rate for credit card loans at September 30, 2019 increased as compared to December 31, 2018 primarily due to seasoning of continued loan growth and supply-driven credit normalization. The 30-day delinquency rate for personal and private student loans decreased at September 30, 2019 as compared to December 31, 2018 due to seasonality. Loans 90 or more days delinquent were relatively flat at September 30, 2019 as compared to December 31, 2018.
The restructured loan balances at September 30, 2019 increased as compared to December 31, 2018 due to seasoning of continued loan growth and greater utilization of programs available to assist borrowers having difficulties meeting payment obligations.
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended September 30,		2019 vs 2018 (Decrease) Increase		For the Nine Months Ended September 30,		2019 vs. 2018 (Decrease) Increase
	2019	2018	$	%	2019	2018	$	%
Discount and interchange revenue, net(1)	$255	$280	$(25)	(9)%	$785	$797	$(12)	(2)%
Protection products revenue	48	51	(3)	(6)%	146	154	(8)	(5)%
Loan fee income	120	103	17	17%	326	294	32	11%
Transaction processing revenue	52	47	5	11%	146	132	14	11%
Other income	23	20	3	15%	73	73	—	—%
Total other income	$498	$501	$(3)	(1)%	$1,476	$1,450	$26	2%

(1)
Net of rewards, including Cashback Bonus rewards, of $520 million and $473 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 billion and $1.3 billion for the nine months ended September 30, 2019 and 2018, respectively.

Total other income was relatively flat for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. Discount and interchange revenue decreased as a result of higher promotional rewards, which was partially offset by an increase in gross discount and interchange revenue due to increased sales volume. Loan fee income was higher as a result of an increase in late fees.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		2019 vs. 2018 Increase		For the Nine Months Ended September 30,		2019 vs. 2018 Increase
	2019	2018	$	%	2019	2018	$	%
Employee compensation and benefits	$439	$408	$31	8%	$1,291	$1,213	$78	6%
Marketing and business development	230	218	12	6%	649	627	22	4%
Information processing and communications	96	89	7	8%	296	257	39	15%
Professional fees	189	166	23	14%	539	482	57	12%
Premises and equipment	26	26	—	—%	80	76	4	5%
Other expense	127	108	19	18%	354	312	42	13%
Total other expense	$1,107	$1,015	$92	9%	$3,209	$2,967	$242	8%

Total other expense increased for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The increase was primarily driven by higher employee compensation and benefits, and professional fees. For the nine months ended September 30, 2019, the increase was also driven by higher other expense and information processing and communications. Employee compensation and benefits increased as a result of higher average salaries. The increase in professional fees was primarily driven by higher collection fees resulting from increased recoveries, as well as investments in technological capabilities. Other expense was higher largely because of an increase in incentives supporting global merchant acceptance. The increase in information processing and communications was due to continued investment in infrastructure and analytic capabilities.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income before income tax expense	$994	$967	$2,911	$2,700
Income tax expense	$224	$247	$662	$645
Effective income tax rate	22.5%	25.5%	22.7%	23.9%

The effective tax rates decreased 3.0 percentage points and 1.2 percentage points, respectively, for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. For the three months ended September 30, 2019, the effective tax rate was lower because the same period in 2018 included an increase in reserves for certain tax matters. For the three and nine months ended September 30, 2019, the effective tax rate was favorably impacted by the resolution of certain tax matters.
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
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) indirectly through contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts. At September 30, 2019, we had $52.3 billion of direct-to-consumer deposits and $18.7 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization", which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust; the period of ultimate repayment would be determined by the amount and timing of collections received. An early amortization event would impair our liquidity, and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of September 30, 2019, the DiscoverSeries three-month rolling average excess spread was 13.28%.
We may elect to add receivables to the restricted pool of receivables, subject to certain requirements. Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors' interests. This excess is referred to as the minimum seller's interest. The required minimum seller's interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors' interests (which includes interests held by third parties as well as those interests held by us). If the level of receivables in the trust were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller's interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors' interests. Seller's interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller's interest requirement, an early amortization (or repayment) of investors' interests would be triggered. No accounts were added to those restricted for securitization investors for the three or nine months ended September 30, 2019.
At September 30, 2019, we had $12.6 billion of outstanding public asset-backed securities and $4.7 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At September 30, 2019	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$12,651	$2,449	$6,588	$3,614	$—

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
Other Long-Term Borrowings—Student Loans
At September 30, 2019, $170 million of remaining principal balance was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.

Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At September 30, 2019	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,422
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2019-2031	$344
Discover Bank fixed-rate senior bank notes, maturing 2020-2028	$6,850
Discover Bank fixed-rate subordinated bank notes, maturing 2019-2028	$1,200

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At September 30, 2019, there were no outstanding balances in the federal funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At September 30, 2019, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational testing purposes and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of September 30, 2019, Discover Bank had $33.4 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At September 30, 2019, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit ratings were to fall below investment grade, Discover Bank would be required to post additional collateral, which, as of September 30, 2019, would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of September 30, 2019, and therefore, no collateral was required.
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
At September 30, 2019, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies or government-sponsored enterprises. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management policies. For example, we have altered the composition of our liquidity portfolio to mitigate the potential volatility of earnings that may arise from changes in interest rates.
At September 30, 2019, our liquidity portfolio and undrawn credit facilities were $56.1 billion, which was $3.2 billion higher than the balance at December 31, 2018. During the three and nine months ended September 30, 2019, the average balance of our liquidity portfolio was $17.2 billion and $18.2 billion, respectively.

	September 30, 2019	December 31, 2018
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$5,438	$12,832
Other short-term investments	1,000	—
Investment securities(2)	10,294	3,091
Total liquidity portfolio	16,732	15,923
Private asset-backed securitizations(3)	6,000	5,500
Primary liquidity sources	22,732	21,423
Federal Reserve discount window(3)	33,355	31,486
Total liquidity portfolio and undrawn credit facilities	$56,087	$52,909

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $86 million and $42 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of September 30, 2019 and December 31, 2018, respectively.

(3)	See "— Additional Funding Sources" for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred stock dividend payments and debt service obligations using existing cash resources. At September 30, 2019, Discover Financial Services had sufficient cash resources to fund the dividend and debt service payments for more than 18 months.

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
Under Basel III rules for regulatory capital, DFS and Discover Bank are classified as "Standardized Approach" entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. The Basel III rules revised minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 2015, and refined the definition of what constitutes capital for purposes of calculating those ratios, of which certain requirements were subject to phase-in periods through the end of 2018; as of January 1, 2019, thresholds within the Basel III rules are fully phased in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen will be replaced with new permanent thresholds as discussed below. For additional information regarding the risk-based capital and leverage ratios, see Note 10: Capital Adequacy to our condensed consolidated financial statements.
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
The Basel III rules provide for certain threshold-based deductions from and adjustments to CET1, to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15%. In July 2019, federal banking regulators issued a final rule that, among other things, revises certain capital requirements for Standardized Approach banks by raising the 10% of CET1 deduction threshold for certain items to 25% and eliminates the 15% combined deduction threshold applying to these items. These changes will become effective for all Standardized Approach banking institutions in April 2020, although banks have the option to adopt early beginning on January 1, 2020.
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

At September 30, 2019, DFS and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a more meaningful measure to investors of our true net asset value. As of September 30, 2019, tangible common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this metric and definitions may vary, so we advise users of this information to exercise caution in comparing this metric for different companies.
The following table provides a reconciliation of total common stockholders' equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	September 30, 2019	December 31, 2018
Total common stockholders' equity(1)	$11,154	$10,567
Less: goodwill	(255)	(255)
Less: intangible assets, net	(159)	(161)
Tangible common equity	$10,740	$10,151

(1)	Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and CCAR program. Refer to "— Regulatory Environment and Developments" for more information.
For the period between July 1, 2019 and June 30, 2020, the Federal Reserve pre-approved capital distributions up to a maximum amount for each Category IV bank, including Discover. The Federal Reserve based these capital distribution limits on results from the 2018 supervisory stress test. Notwithstanding the pre-approval, we were still required to prepare a capital plan to be approved by our Board of Directors. This plan outlined our contemplated capital distributions for the period from July 1, 2019 to June 30, 2020, which were within the Federal Reserve’s pre-approved amount.
After our Board of Directors approved our capital plan, we submitted our planned capital actions to the Federal Reserve in April 2019. Pursuant to that plan, we are returning capital to our shareholders by paying dividends on our common and preferred stock and repurchasing shares of our common stock. We recently declared a quarterly cash dividend on our common stock of $0.44 per share, payable on December 5, 2019 to holders of record on November 21, 2019, which is consistent with last quarter. We also pay dividends on our preferred stock semi-annually. On July 18, 2019, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.2 billion of our outstanding shares of common stock. The program expires on September 30, 2020 and may be terminated at any time. This program replaced the prior $3.0 billion share repurchase program, which had $1.2 billion of remaining authorization. During the three months ended September 30, 2019, we repurchased approximately 5 million shares, or 2%, of our outstanding common stock for $400 million. We expect to continue to repurchase shares under our program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including limitations from the Federal Reserve as described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at September 30, 2019, which include deposits, long-term borrowings, operating lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $99.5 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2018 under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments."
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At September 30, 2019, our unused credit arrangements were approximately $206.8 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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

Our interest rate sensitive assets include our variable-rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At September 30, 2019, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets that have a fixed interest rate but contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At September 30, 2019		At December 31, 2018
Basis point change	$	%	$	%
+100	$78	0.79%	$192	2.01%
-100	$(78)	(0.79)%	$(194)	(2.03)%

Item 4.	Controls and Procedures
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
July 1 - 31, 2019
Repurchase program(1)	1,463,392	$82.64	1,463,392	$2,147,408,618
Employee transactions(2)	1,449	$78.95	N/A	N/A
August 1 - 31, 2019
Repurchase program(1)	1,843,767	$82.30	1,843,767	$1,995,663,485
Employee transactions(2)	6,371	$80.50	N/A	N/A
September 1 - 30, 2019
Repurchase program(1)	1,539,902	$82.68	1,539,902	$1,868,338,625
Employee transactions(2)	224,919	$82.26	N/A	N/A

Total
Repurchase program(1)	4,847,061	$82.52	4,847,061	$1,868,338,625
Employee transactions(2)	232,739	$82.19	N/A	N/A

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

101
Interactive Data File — the following financial statements from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL: (1) Condensed Consolidated Statements of Financial Condition, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Changes in Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL and contained in Exhibit 101.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: October 30, 2019