Form 10-K
period 2019-12-31
Discover Financial Services
filed 2020-02-26
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $24,729,798,496.

As of February 21, 2020, there were 308,337,638 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 14, 2020 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended December 31, 2019

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
Introduction
Discover Financial Services (the “Company”) is a direct banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We provide direct banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home equity loans and deposit products. We had $95.9 billion in loan receivables and $54.4 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2019. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
We are principally engaged in providing products and services to customers in the United States; however, we also receive royalty and licensee revenue from sources outside of the United States from our Diners Club licensees and our Network Alliance partners. For quantitative information concerning our geographic distribution, see Note 4: Loan Receivables to our consolidated financial statements.
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
Our credit card customers’ transactions in the U.S. are processed over the Discover Network. We receive discount and fee revenue from merchants with whom we have a direct relationship. Where we do not have a direct relationship with a merchant, we receive acquirer interchange and assessment fees.
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
Our student loans feature fixed or variable interest rates with zero origination fees, and customers can elect to make extra payments to pay their loans off earlier than contractually scheduled without penalty. The loans can feature potential rewards, such as for good grades, and we also offer optional in-school payment products where students make monthly payments while in school. The standard repayment period is 15 to 20 years, depending on the type of student loan. Student loans may include a deferment period, during which interest continues to accrue and customers are not required to make payments while enrolled in school at least half time as determined by the school. This period begins on the date the loan is first disbursed and ends six to nine months (depending on loan type) after the customer ceases to be enrolled in school at least half time. As part of the loan approval process, all of our student loans, except for bar study, residency and private consolidation loans, are certified by and disbursed through the school to ensure students do not borrow more than the cost of attendance less other financial aid.
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
Personal Loans
Our personal loans are primarily intended to help customers consolidate existing debt, although they can be used for other purposes. These loans are unsecured with fixed interest rates, terms and payments, and have zero origination fees. The repayment period for personal loans is three to seven years and there is no prepayment penalty for repaying any portion of a personal loan balance prior to the scheduled maturity date. Customers may be subject to other charges, including late fees when a customer has not made a minimum payment by the contractual due date.
We generally market personal loans through direct mail, digital channels and email. Prospective applicants can obtain information regarding Discover Personal Loans online or by telephone and have the ability to apply online, by telephone or through the mail.
Home Equity Loans
Our home equity loans are intended for multiple purposes, including mortgage refinance, debt consolidation, home improvement and other major expenses. These loans are closed-end loans with fixed interest rates, terms and payments, and are secured by a first or second lien on a customer’s home. These loans require monthly payment over a 10 to 30 year term. Customers may elect to make larger than minimum payments without being subject to a prepayment penalty, although certain third-party costs may be required to be reimbursed by the customer if the loan is repaid in full within three years. Customers may also be subject to additional charges, including late fees and returned payment charges.
We market home equity loans through a mix of direct mail, digital channels and email. Prospective applicants can obtain information and apply online or by telephone.
Deposits
We obtain deposits from consumers directly or through affinity relationships (“direct-to-consumer deposits”). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers (“brokered deposits”). Our direct-to-consumer deposit products include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while our brokered deposit products include certificates of deposit and sweep accounts. All of our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. We do not pay interest on checking account balances and instead offer cashback rewards for certain debit card purchases. Certificates of deposit are offered on a range of tenors from three months through ten years with interest rates that are fixed for the full period. There are minimum balance requirements to open certificates of deposit and penalties for early withdrawals. Money market accounts are savings accounts with minimum balance requirements. Money market accounts and savings accounts have limitations on withdrawal frequency, as required by law, and interest rates on these accounts are subject to change at any time. Service charges apply to some transactions and availability of funds varies based on product and method of funding.
We market our direct-to-consumer deposit products through the use of radio, print materials, direct mail, affinity arrangements with third parties and digital channels. Customers can generally apply for deposit accounts online or by telephone. Cashback checking account applications can only be initiated online. For more information regarding our deposit products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Sources — Deposits.”
Payment Services
Set forth below are descriptions of PULSE, Diners Club and our Network Partners business, which provides, among other services, payment transaction processing and settlement services.

PULSE
Our PULSE network is one of the nation’s leading debit/ATM networks. PULSE links cardholders served by financial institutions to ATMs and point-of-sale (“POS”) terminals located throughout the United States, including cardholders at financial institutions with which PULSE has direct relationships and through agreements PULSE has with other debit networks. PULSE also provides cash access at ATMs internationally.
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
Diners Club
Our Diners Club business maintains a global acceptance network through its relationships with licensees, which are generally financial institutions. We do not directly issue Diners Club cards to consumers, but grant our licensees the right to issue Diners Club branded cards and/or provide card acceptance services. Our licensees pay us royalties for the right to use the Diners Club brand, which is our primary source of Diners Club revenues. We also earn revenue from providing various support services to our Diners Club licensees, including processing and settlement of cross-border transactions. We also provide a centralized service center and technological services to our licensees.
When Diners Club cardholders use their cards outside the host country or territory of the issuing licensee, transactions are routed and settled over the Diners Club network through its centralized service center. In order to increase merchant acceptance in certain targeted countries and territories, we work with merchant acquirers to offer Diners Club and Discover acceptance to their merchants. These acquirers are granted licenses to market the Diners Club and Discover brands to existing and new merchants. As we continue to work toward achieving full card acceptance across our networks, Discover customers are using their cards at an increasing number of merchant and ATM locations that accept Diners Club and Discover cards around the world. Diners Club cardholders with cards issued by licensees outside of North America continue to use their cards on the Discover Network in North America and on the PULSE and Diners Club networks in their card-issuing territory and abroad.
Network Partners Business
We have agreements with a number of financial institutions, networks or network alliances, and commercial service providers for issuance of products or processing of payments on the Discover Global Network (i.e. Discover Network, PULSE and Diners Club). We refer to these financial institutions, networks and commercial service providers as “Network Partners.” We may earn merchant discount and acquirer assessments net of issuer fees paid, in addition to other fees, for processing transactions for Network Partners. We also leverage our payments infrastructure in other ways, such as business-to-business payment processing.
Our Network Partners business is comprised of network-to-network partners (“Network Alliances”), technology-enabled partners and our commercial payments network. Network Alliances allow Discover-enabled cards to be used at other networks’ participating merchants and allow other networks’ participating issuers’ cards to be used at Discover Network merchants. Our commercial payments network facilitates transactions and business-to-business payments between buyers and suppliers using the existing payment infrastructure of Discover Network.

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
Marketing
Our marketing group works closely with credit risk management to provide key functions, including product development, management of our Cashback Bonus and other rewards programs, protection product management, and brand and advertising management, to acquire new customers and enhance our relationships with existing customers.
Product Development
In order to attract and retain customers and merchants, we continue to develop new programs, features and benefits and market them through a variety of channels, including television, radio, mail and digital. Marketing efforts may promote no annual fee, Cashback Bonus, FICO Credit Score for free, Freeze it, Social Security Number Alerts, New Account Alerts, balance transfer offers and other rewards programs. Through the development of a large prospect database, use of credit bureau data and use of a customer contact strategy and management system, we continuously develop our modeling and customer engagement capabilities, which helps optimize product, pricing and channel selection.
Rewards / Cashback Bonus
Our cardmembers use several card products, all with no annual fee, that allow them to earn their rewards based on their spend, which can be redeemed in any amount at any time, in general as set forth below.

•	Discover it card offers 5% Cashback Bonus in categories that change each quarter up to a quarterly maximum and 1% Cashback Bonus on all other purchases.

•	Discover it Chrome card offers 2% Cashback Bonus at gas stations and restaurants on up to $1,000 in combined purchases each quarter and 1% Cashback Bonus on all other purchases.

•	Discover it Miles card offers 1.5 miles for every dollar spent on purchases.

•	Discover it Business card offers 1.5% Cashback Bonus on all purchases.

•
Discover More card, which we no longer offer for new accounts, offers 5% Cashback Bonus in categories that change each quarter up to a quarterly maximum. Customers earn .25% Cashback Bonus on their first $3,000 on all other annual purchases and on all warehouse purchases, and 1% Cashback Bonus on purchases over $3,000.

Protection Products
We currently sell an identity theft protection product, and we service and maintain existing enrollments of the payment and wallet protection products detailed below for our credit card customers.

•
Identity Theft Protection. The identity theft monitoring product includes an initial credit report, credit bureau report monitoring at the three major credit bureaus, prompt alerts to key changes to credit bureau files that help customers spot possible identity theft quickly, internet surveillance to monitor multiple credit and debit card numbers and social security numbers on suspicious websites, identity theft insurance of $1,000,000 to cover certain out-of-pocket expenses due to identity theft, and access to knowledgeable professionals who can help resolve issues.

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

Brand and Advertising Management
We maintain a full-service marketing department charged with delivering integrated mass and direct communications to foster customer engagement with our products and services. We also leverage strategic partnerships and sponsorship properties such as the NHL and the Big Ten Conference to help drive loan growth. Our brand team utilizes consumer insights and market intelligence to define our mass communication strategy, create multi-channel advertising messages and develop marketing partnerships with sponsorship properties. This work is performed in house as well as with a variety of external agencies and vendors.
Customer Service
Our credit card customers have the option to manage their accounts online via Discover.com, through Discover Mobile applications and by calling our U.S.-based customer service personnel. Our digital solutions offer a range of benefits, which may include:

•	Access to overall credit health tools such as Credit Scorecard, Freeze it, Social Security Number Alerts and New Account Alerts;

•	Customer service via multiple communication channels, including 24/7 customer service by telephone and messaging; and

•	Proactive notifications via email, text messaging and in-app messaging for monitoring transaction activity and account security.
Our student loan, personal loan, home equity loan and deposit product customers can utilize our online account services to manage their accounts and to use interactive tools and calculators.
Processing Services
Our processing services cover four functional areas: card personalization, print/mail, remittance processing and document processing. Card personalization is responsible for the mailing of credit and debit cards for new accounts, replacements and reissues. Print/mail specializes in statement and letter printing and mailing. Remittance processing handles account payments and check processing. Document processing handles hard-copy forms, including new account applications submitted through the mail.
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
Discover Network Operations
We support our merchants through a merchant acquiring model that includes direct relationships with large merchants in the United States and arrangements with merchant acquirers generally for small- and mid-size merchants. In addition to our U.S.-based merchant acceptance locations, Discover Network cards are accepted in a growing number of countries around the world on the Diners Club network, or through reciprocal acceptance arrangements made with international payment networks (i.e., Network Alliances).
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

Our approach to technology development and management involves both third-party and in-house resources. We use third-party vendors for basic technology services (e.g., cloud, telecommunications, hardware and operating systems) as well as for processing and other services for our direct banking and payment services businesses. We subject each vendor to a formal approval process, which includes among other things a security assessment, to ensure that the vendor can assist us in maintaining a cost-effective and reliable technology platform. We use our in-house resources to build, maintain and oversee some of our technology systems. We believe this approach enhances our operations and improves cost efficiencies.
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
Competition
We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms and payment networks on the basis of a number of factors, including brand, reputation, customer service, product and service offerings, incentives, pricing and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase, Capital One and Citi) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include cash rewards, conservative portfolio management and strong customer service. Competition based on rewards and other card features and benefits continues to be strong. Our student loan product competes for customers with Sallie Mae and Wells Fargo, as well as other lenders that offer private student loans. Our personal loan product competes for customers primarily with Citi, Wells Fargo, Goldman Sachs and non-traditional lenders, including financial technology firms and peer to peer lenders. Our home equity loan product faces competition primarily from traditional branch lending institutions and credit unions, as well as providers of cash-out refinance loans and home equity lines of credit.
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
Employees
As of December 31, 2019, we employed approximately 17,200 individuals.
Risk Management
Our business exposes us to strategic, credit, market, liquidity, operational, compliance and legal risks. We use an enterprise-wide risk management framework to identify, measure, monitor, manage and report risks that affect or could affect the achievement of our strategic, financial and other objectives.
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
Independence
Our second and third lines of defense, which are comprised of risk and control functions, operate independent of the business units. The second line of defense includes our corporate risk management (“CRM”) department, which is led by our Chief Risk Officer (“CRO”), who is appointed by our Board of Directors. The CRM department sets risk management standards and policies that are designed to be consistent with the size and complexity of our business, industry practices and applicable legal and regulatory requirements. The CRO is accountable for providing our Board of Directors and executive management with an independent perspective on: the risks to which we are exposed; how well management is identifying, assessing and managing risk; and the capabilities we have in place to manage risks across the enterprise. Our internal audit department, as the third line of defense, performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across the Company. It also periodically reviews the design and operating effectiveness of our risk management program and processes, including the independence and effectiveness of our CRM function, and reports the results to our Audit Committee of the Board of the Directors (“Audit Committee”) and, where appropriate, the Risk Oversight Committee of the Board of Directors (“Risk Oversight Committee”).
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
Enterprise Risk Management Governance Structure
Our governance structure is based on the principle that each line of business is responsible for managing risks inherent in its business with appropriate oversight from our senior management and Board of Directors. Various committees are in place to oversee the management of risks across our Company. We seek to apply operating principles consistently to each committee. These operating principles are detailed in committee charters, which are approved by the Risk Committee. Our banking subsidiaries have their own risk governance, compliance, auditing and other requirements. Our risk governance framework is designed such that bank-level risk governance requirements are satisfied as well.
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
Our Risk Committee has formed and designated a number of committees to assist it in carrying out its responsibilities. These committees, made up of representatives from senior levels of management, escalate issues to our Risk Committee as guided by escalation thresholds. These risk management committees include the Discover Bank Credit Committee, Asset/Liability Management Committees (Discover Financial Services and Discover Bank), the Counterparty Credit Committee, the New Initiatives Committee, the Operational Risk Committee, the Capital Planning Committee, the Compliance Committee, the Information Security Executive Committee and the Human Resources Risk Committee.
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
Corporate Risk Management
The CRM department is led by the CRO and supports business units by providing objective oversight of our risk profile to help ensure that risks are managed, aggregated and reported to our Risk Committee, our Risk Oversight Committee and our Audit Committee. The CRM department participates in our Risk Committee and sub-committee meetings to provide an enterprise-wide perspective on risk, governance matters, policies and risk thresholds. The CRM department is comprised of enterprise, operational, consumer credit, counterparty credit, market, liquidity, compliance, Bank Secrecy Act/anti-money laundering, third-party, business technology, model, information security and insurance risk functions, each of which manages the risks associated with their respective area.
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
Law Department
The law department plays a significant role in managing our legal risk by, among other things, identifying, interpreting and advising on legal and regulatory risks. The CRM department collaborates and coordinates closely with other risk and control functions in exercising its oversight responsibilities, in particular with the law department. Our law department participates in meetings of the Risk Committee and the sub-committees of the Risk Committee in order to advise on legal risks and to inform the committees of any relevant legislative and regulatory developments.
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
Credit Risk
Our credit risk arises from the potential that a borrower or counterparty will fail to perform on an obligation. Our credit risk includes consumer credit risk and counterparty credit risk. Consumer credit risk is primarily incurred by Discover Bank through the issuance of (i) unsecured credit including credit cards, student loans and personal loans and (ii) secured credit including deposit secured credit cards and home equity loans. Counterparty credit risk is incurred through a number of activities including settlement, certain marketing programs, treasury and asset/liability management, network incentive programs, guarantors, vendor relationships and insurers.
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
Compliance Risk
Compliance risk is the operational risk of legal or regulatory sanctions, financial loss or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to us. Compliance risk exposures are actively and primarily managed by our business units in conjunction with our compliance department. Our compliance program governs the management of compliance risk and includes oversight by our Risk Committee and Compliance Committee.
Legal Risk
Legal risk arises from the potential that unenforceable contracts, lawsuits or adverse judgments can disrupt or otherwise negatively affect our operations or condition. These risks are inherent in all of our businesses. Legal risk exposures are primarily managed by our business units in conjunction with our law department. Our Risk Committee and Compliance Committee oversee our legal risk management. Specifically, the law department is responsible for providing advice, interpreting and identifying developments regarding laws, regulations, regulatory guidance and litigation, and setting standards for communicating relevant changes to corporate compliance, the business and internal audit. The law department also identifies and communicates legal risk associated with new products and business practices.
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

Stress Testing
We use stress testing to better understand the range of potential risks and their impacts to which the Company is exposed. A stress testing framework is employed to provide a comprehensive, integrated and forward-looking assessment of material risks and vulnerabilities. Stress test results provide information for business strategy, risk appetite setting, and decisions related to capital actions, contingency capital plans, liquidity buffer, contingency funding plans and balance sheet positioning. Our stress testing framework utilizes a risk inventory, which covers our risk exposures across our defined risk categories. The risk inventory provides a comprehensive view of our vulnerabilities capturing current and emerging risks from management’s view, granular risks relevant to business units and emerging risks associated with new initiatives.
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
Risk appetite is expressed through both quantitative limits and qualitative expressions to recognize a range of possible outcomes and to help set boundaries for proactive management of risks. Risk appetite measures take into account the risk profile of the businesses, the external macroeconomic environment and stakeholder views, including those of shareholders, regulators, ratings agencies and customers. These limits and expressions are revised at least annually or as warranted by changes in business strategy, risk profile and external environment.
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
Bank Holding Company Regulation
Permissible activities for a bank holding company include owning a bank as well as those activities that are so closely related to banking as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a bank holding company if conducted for or on behalf of the bank holding company or any of its affiliates. Impermissible activities for bank holding companies include non-financial activities that are related to commerce such as manufacturing or retail sales of non-financial products.
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
The Dodd-Frank Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) amended the Dodd-Frank Act by raising the asset size thresholds for certain enhanced prudential standards. Under the amended statute, the Federal Reserve is authorized to impose certain enhanced prudential standards on bank holding companies with total assets of at least $100 billion, including Discover, only after issuing a new regulation or order based on a risk-based determination. In October 2019, the federal banking regulators approved final rules that tailor the existing regulatory requirements related to capital, liquidity and enhanced prudential standards to an institution’s risk and complexity profile for banking institutions with total consolidated assets of $100 billion or more. Under the final rules, Discover is considered a Category IV institution and therefore subject to the least stringent category of enhanced prudential standards for bank holding companies with at least $100 billion in total assets. Among other things, Discover is required to submit to supervisory stress tests every other year rather than annually, is no longer subject to regulations requiring Discover to submit the results of company-run capital stress tests, and is no longer subject to the liquidity coverage ratio. Discover is however still required to submit annual capital plans to the Federal Reserve and remains subject to other core components of the enhanced prudential standards rules, such as risk-management and risk committee requirements and liquidity risk management regulations. The final rules became effective December 31, 2019.

Discover is required to submit a capital plan to the Federal Reserve and participate in its 2020 Comprehensive Capital Analysis and Review (“CCAR”) stress tests. Despite not being subject to the CCAR process in 2019, Discover was still required to prepare and submit a capital plan that was approved by its Board of Directors, which contained planned capital distributions for the period from July 1, 2019 to June 30, 2020 based on a formula that was largely based on results from the Federal Reserve’s 2018 CCAR stress test.
Beginning in 2020, Discover is subject to the Federal Reserve’s new supervisory rating system for large financial institutions (“LFI Rating System”). The LFI Rating System is intended to align more closely with the Federal Reserve’s current supervisory programs for large financial institutions, enhance the clarity and consistency of supervisory assessments, and provide greater transparency regarding the consequences of a given rating. Under the LFI Rating System, the Federal Reserve will evaluate and assign ratings for the following three components: capital planning and positions; liquidity risk management and positions; and governance and controls. Unlike the prior supervisory rating system, the LFI Rating System does not include an overall composite rating. An institution subject to the LFI Rating System, such as Discover, would not be considered “well managed” under applicable regulations if it is assigned a deficient rating in any one component, which could be a barrier for seeking the Federal Reserve’s approval to engage in new or expansionary activities.
Regulatory and supervisory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.” See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover. Regulatory developments could also influence our strategies, impact the value of our assets, or otherwise adversely affect our businesses. For more information regarding the regulatory environment and developments under the Dodd-Frank Act, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” and “Risk Factors.”
Capital, Dividends and Share Repurchases
We, Discover Bank and Bank of New Castle are subject to capital adequacy guidelines adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed “well-capitalized” for other regulatory purposes. We and our subsidiary banks are each required to maintain Tier 1 and total capital equal to at least 6% and 8% of our total risk-weighted assets, respectively. We and our subsidiary banks are also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 4% and a common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%. Further, under the Federal Reserve’s current capital plan requirements, Discover Financial Services is required to demonstrate that under stress scenarios we will maintain each of the minimum capital ratios on a pro-forma basis throughout the nine-quarter planning horizon.
In addition to the supervisory minimum levels of capital described above, Federal Reserve rules applicable to Discover Financial Services require maintenance of the following minimum capital ratios to be considered “well-capitalized” for certain purposes under Regulation Y (12 CFR 225): (i) a Tier 1 risk-based capital ratio of 6% and (ii) a total risk-based capital ratio of 10%. Our banking subsidiaries are required by the FDIC’s Prompt Corrective Action rules to maintain the following minimum capital ratios to be considered “well-capitalized”: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. At December 31, 2019, Discover Financial Services met all requirements to be deemed “well-capitalized” pursuant to the applicable regulations. For related information regarding our bank subsidiaries see “— FDIA” below.
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

Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and its CCAR program. As discussed above, in 2019 Discover was notified that it was not required to participate in CCAR or submit to supervisory stress tests for the 2019 stress test cycle. However, Discover’s capital distributions for the period between July 1, 2019 and June 30, 2020 are limited based on a formula that is largely based on results from the Federal Reserve’s 2018 supervisory stress test. Discover is required to submit a capital plan to the Federal Reserve and participate in the 2020 CCAR stress tests. Therefore, Discover’s capital distributions during the period between July 1, 2020 and June 30, 2021 will be subject to regulatory constraints that are based on the results of the 2020 supervisory stress tests.
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
FDIA
The FDIA imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2019, Discover Bank and Bank of New Castle met all applicable requirements to be deemed “well-capitalized.”
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. Under current FDIC regulations, a bank that is less than “well-capitalized” is generally prohibited from paying an interest rate on deposits in excess of 75 basis points over the national market average. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” As of December 31, 2019, Discover Bank and Bank of New Castle each met the FDIC’s definition of a “well-capitalized” institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
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
Acquisitions and Investments
Since we are a bank holding company, and Discover Bank and Bank of New Castle are insured depository institutions, we are subject to banking laws and regulations that limit the types of acquisitions and investments that we can make. In addition, certain permitted acquisitions and investments that we seek to make are subject to the prior review and approval of our banking regulators, including the Federal Reserve and FDIC. Our banking regulators have broad discretion on whether to approve proposed acquisitions and investments. In deciding whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, and our future prospects, including current and projected capital ratios and levels; the competence, experience, and integrity of our management and our record of compliance with laws and regulations; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering. Therefore, results of supervisory activities of the banking regulators, including examination results and ratings, can impact whether regulators approve proposed acquisitions and investments. For more information on recent matters affecting Discover, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements. For information on the regulatory environment, see “Risk Factors.”
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
Consumer Financial Services
The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Credit Card Accountability Responsibility and Disclosure Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act and the Dodd-Frank Act. These and other federal laws, among other things, prohibit unfair, deceptive and abusive trade practices, require disclosures of the cost of credit and other terms of credit and deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide privacy protections, require safe and sound banking operations, restrict our ability to raise interest rates, protect customers serving in the military and their dependents and subject us to substantial regulatory oversight. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services.” State and, in some cases, local laws also may regulate in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections.
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
Money Laundering & Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to comply with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures, training and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by our anti-money laundering compliance and sanctions officer and undergoes regular independent audits to assess its effectiveness. Our program is typically reviewed on an annual basis by federal banking regulators. On February 13, 2020, the Federal Reserve Board announced that the May 2015 written agreement between Discover Financial Services and the Federal Reserve Bank of Chicago related to Discover Financial Services’ anti-money laundering and related compliance programs had been terminated effective February 5, 2020. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.”
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

Information About Our Executive Officers
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

Roger C. Hochschild	55	Chief Executive Officer and President

John T. Greene	54	Executive Vice President, Chief Financial Officer

Brian D. Hughes	52	Executive Vice President, Chief Risk Officer

Daniel P. Capozzi	48	Executive Vice President, President - Credit Operations and Decision Management

R. Andrew Eichfeld	50	Executive Vice President, Chief Human Resources and Administrative Officer

Julie A. Loeger	56	Executive Vice President, President - U.S. Cards

Carlos M. Minetti	57	Executive Vice President, President - Consumer Banking

Diane E. Offereins	62	Executive Vice President, President - Payment Services

Glenn P. Schneider	58	Executive Vice President, Chief Information Officer

Wanjiku J. Walcott	49	Executive Vice President, Chief Legal Officer and General Counsel

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
John T. Greene is our Executive Vice President, Chief Financial Officer. He has held this role since September 2019. Prior to joining Discover, Mr. Greene served as Executive Vice President, Chief Financial Officer and Treasurer at Bioverativ, a global biopharmaceutical company. From 2014 to 2016, he was Chief Financial Officer for Willis Group Holdings, which was preceded by more than eight years at HSBC Holdings where he held CFO positions for several divisions, including retail bank and wealth management, insurance and consumer and mortgage lending. He also held various CFO roles in his 12-year tenure with General Electric from 1993 to 2005. Mr. Greene holds a Bachelor’s degree in accounting from the State University of New York and an M.B.A. from the Kellogg School of Management at Northwestern University.
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
Carlos M. Minetti is our Executive Vice President, President - Consumer Banking. He has held this role since February 2014. Previously, he served as Executive Vice President, President - Consumer Banking and Operations (2010 to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2007 to 2010), and Executive Vice President for Cardmember Services and Chief Risk Officer (2001 to 2007). Prior to joining us, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor’s degree in Industrial Engineering from Texas A & M University and an M.B.A. from the Booth School of Business at The University of Chicago.
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
Wanjiku J. Walcott is our Executive Vice President, Chief Legal Officer and General Counsel. She has held this role since July 2019. Prior to joining Discover, Ms. Walcott served as Senior Vice President and General Counsel at PayPal, where she led the company’s global legal organization. From 2002 to 2015, she held multiple leadership roles at American Express, where she last served as Senior Vice President, Managing Counsel. Ms. Walcott holds a Bachelor’s degree in Philosophy from Howard University and a Juris Doctor from the Howard University School of Law.

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
Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $9.7 billion for the year ended December 31, 2019, which was 85% of net revenues (defined as net interest income plus other income), compared to $8.8 billion for the year ended December 31, 2018, which was 83% of net revenues. Economic conditions combined with a competitive marketplace could result in slow loan growth, resulting in reduced revenue growth from our core direct banking business.
Financial regulatory developments have and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition.
The EGRRCPA was signed into law on May 24, 2018. The act generally redefined a U.S. domestic Systemically Important Financial Institution as a banking institution with assets above $250 billion or that meets other risk-based criteria and required the federal banking agencies to tailor their enhanced prudential regulations for domestic bank holding companies accordingly. The banking agencies issued final rules to implement the tailoring requirements of the EGRRCPA in November 2019, with an effective date of December 31, 2019. Under the final rules, Discover is considered a Category IV institution and therefore subject to the least stringent category of enhanced prudential standards for domestic bank holding companies with at least $100 billion in total assets. Accordingly, Discover will be subject to slightly more tailored requirements for capital stress testing, liquidity risk management and resolution planning beginning in 2020. However, many of the core components of these regulations remain in place.
Meanwhile, the portions of the Dodd-Frank Act unchanged by the EGRRCPA remain law, including provisions governing the practices and oversight of financial institutions and other firms that participate in financial markets. The Senate and regulatory agency leadership may continue to support tailoring of the regulatory burden on large financial institutions, including Discover. Further legislative changes to the Dodd-Frank Act remain uncertain due to the potentially divergent agendas of the House and Senate and upcoming elections. Further, the outcome of supervisory and regulatory reform efforts at the federal banking agencies remains uncertain. Also, it is possible that regulatory reform measures may disproportionately benefit our competitors or not benefit Discover at all due to our size, structure or product offerings, among other things.
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
Compliance expectations and expenditures have increased significantly for Discover and other financial services firms, and are expected to continue to increase as regulators remain focused on controls and operational processes and we introduce new products or features or enter into new business arrangements. We may face additional compliance and regulatory risk to the extent that we enter into new business arrangements with third-party service providers, alternative payment providers, or other industry participants. The additional expense, time and resources needed to comply with ongoing or additional regulatory requirements may adversely impact our business and results of operations.
For more information regarding the regulatory environment and developments potentially impacting Discover, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.”
Strategic Business Risk
We face competition in the credit card market from other consumer financial services providers, and we may not be able to compete effectively, which could result in fewer customers, lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.
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
We incur considerable cost in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of this cost relates to marketing expenditures and rewards programs. Since 2013 our rewards rate, which represents rewards cost divided by Discover Card sales volume, has increased from less than 1% to 1.33% in 2019. We expect the competitive intensity in the rewards space to continue, which could result in a continued increase in the rewards rate. Our consumer financial services products compete primarily on the basis of pricing, terms and service. Because of the highly competitive nature of the credit card-issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card.
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
Furthermore, many of our competitors are larger than we are, have greater financial resources than we do, have more breadth in banking products, have lower funding costs than we have and expect to have, and have assets, such as branch locations and co-brand relationships, that may be appealing to certain customers. For example, larger credit card issuers, which have greater resources than we do, may be better positioned to fund appealing rewards, marketing and advertising programs. We may be at a competitive disadvantage as a result of the greater financial resources, diversification and scale of many of our competitors.
Our costs directly affect our earnings results. Many factors can influence the amount of our costs, as well as how quickly it may increase. Our ongoing investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses and establish scalable operations, increase our cost. In addition, as our business develops, changes or expands, additional cost can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the acquisition of new businesses. If we are unable to successfully manage our costs, our financial results will be negatively affected.
We face competition from other operators of payment networks and alternative payment providers, and we may not be able to compete effectively, which could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our networks by third parties and materially reduced earnings from our payment services business.
We face substantial and increasingly intense competition in the payments industry, both from traditional players and new, emerging alternative payment providers. For example, we compete with other payment networks to attract network partners to issue credit and debit cards and other card products on the Discover, PULSE and Diners Club networks, collectively the Discover Global Network. Competition with other operators of payment networks is generally based on issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality, technological capabilities and other economic terms. Competition is also based on customer perception of service quality, brand image, reputation and market share. Further, we are facing increased competition from alternative payment providers, who may create innovative network or other arrangements with our primary competitors or other industry participants, which could adversely impact our costs, transaction volume and ability to grow our business.
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
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract network partners and our ability to maintain or grow revenues from our proprietary network. In addition, competitors’ settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. Competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies have adversely affected and are expected to continue to adversely affect our PULSE network’s business practices, network transaction volume, revenue and prospects for future growth, and entry into new product markets. Visa has entered into arrangements with some merchants and acquirers that have, and are expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act’s network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s business practices and may materially adversely affect its network transaction volume and revenue. PULSE has a pending lawsuit against Visa with respect to these competitive concerns. PULSE’s transaction processing revenue was $197 million and $178 million for the years ended December 31, 2019 and 2018, respectively.
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
Our business depends upon relationships with issuers, merchant acquirers, other payment enablers and licensees, many of whom are financial institutions. The economic and regulatory environment and increased consolidation in the financial services industry decrease our opportunities for new business and may result in the termination of existing business relationships if a business partner is acquired or goes out of business. In addition, as a result of this environment, financial institutions may have decreased interest in engaging in new card issuance opportunities or expanding existing card issuance relationships, which would inhibit our ability to grow our payment services business. We continue to face substantial and intense competition in the payments industry, which impacts our revenue margins, transaction volume and business strategies.
If we are unsuccessful in maintaining our international network business and achieving meaningful global card acceptance, we may be unable to grow our international network business.
We continue to make progress toward, but have not completed, achieving global card acceptance for the Discover Global Network since we acquired the Diners Club network and related assets in 2008. Achieving global card acceptance would allow Discover customers, including third-party issuers leveraging the network, to use their cards at merchant and ATM locations around the world.
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
Also, as we have non-amortizable intangible assets that resulted from the purchase of Diners Club, if we are unable to maintain or increase revenues due to the reasons described above, we may be exposed to an impairment loss on the Diners Club acquisition that, when recognized, could have a material adverse impact on our results of operations. The long-term success of our international network business depends upon achieving meaningful global card acceptance, which has included and may continue to include higher overall costs or longer timeframes than anticipated.
The success of our student loan strategy depends upon our ability to manage the risks of our student loan portfolio and the student lending environment. If we fail to do so, we may be unable to sustain and grow our student loan portfolio.
The long-term success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations, including the transition away from London Interbank Offered Rate (“LIBOR”), and expenses of our student loan portfolio, as well as grow student loan originations. Our student loan strategy is also impacted by external factors such as the overall economic environment, a competitive marketplace and a challenging regulatory environment for private student loans and student loans generally. For more information on the regulatory environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services” and Note 19: Litigation and Regulatory Matters to our consolidated financial statements. Economic weakness, changes from legislation, government and regulatory focus on higher education costs, student lending and student loan servicing, as well as competitive factors, such as competition from non-traditional lenders such as financial technology firms, may present challenges to managing and growing our private student loan business in the future, and could cause us to restructure our private student loan products in ways that we may not currently anticipate. In addition, changes that adversely affect the private student loan market generally may negatively impact the profitability and growth of our student loan portfolio.
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
We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management’s time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Additionally, any acquisition or investment may expose us to increased information security risk as we integrate new systems that we may not be as familiar with or bring them in line with the requirements of our information security and business continuity programs. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs, and our business, reputation and financial condition may be harmed as a result.
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
Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict. At December 31, 2019 and 2018, $1.3 billion, or 1.32%, and $1.2 billion, or 1.27%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). While the U.S. economy appears to be stable, we are experiencing the normalization of delinquency and charge-off rates and entering a period during which these rates increase to long-run levels as the supply of consumer credit grows. Although we offer loan modification programs, there can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our allowance for loan losses will be sufficient to cover actual losses.
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
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits, and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $16.6 billion as of December 31, 2019, compared to $15.9 billion as of December 31, 2018. Our total contingent liquidity sources amounted to $56.3 billion as of December 31, 2019, compared to $52.9 billion as of December 31, 2018. As of December 31, 2019, our total contingent liquidity sources consisted of $16.6 billion in our liquidity portfolio, $34.2 billion in incremental Federal Reserve discount window capacity, and $5.5 billion of undrawn capacity in private securitizations.
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
We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $54.4 billion in deposits acquired directly or through affinity relationships and $18.3 billion in deposits originated through securities brokerage firms as of December 31, 2019, compared to $44.7 billion and $23.1 billion, respectively, as of December 31, 2018. Competition from other financial services firms that use deposit funding, the rates and services we offer on our deposit products, and our ability to maintain a high-quality customer experience may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, such as: perceptions about our reputation, brand, financial strength or quality of deposit servicing or branchless banking generally, which could reduce the number of consumers choosing to place deposits with us; third parties continuing or entering into affinity relationships or marketing arrangements with us; disruptions in technology services or the internet, generally; or third-party securities brokerage firms continuing to offer our deposit products.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The FDIA in certain circumstances prohibits insured banks, such as our subsidiary Discover Bank, from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 17: Capital Adequacy to our consolidated financial statements for more information. While Discover Bank met the FDIC’s definition of “well-capitalized” as of December 31, 2019, and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables, which involves the transfer of receivables to a trust and the issuance by the trust of beneficial interests to third-party investors, as a significant source of funding as well as for contingent liquidity. Our average level of credit card securitized borrowings from third parties was $14.4 billion and $16.0 billion for the years ended December 31, 2019 and 2018, respectively. There can be no assurance that there will not be future disruptions in the credit card securitization market similar to those experienced during the financial crisis. Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to confirm the ratings of asset-backed securities issued by our trusts at the time of a new issuance of securities, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we may securitize our credit card receivables in the future include the overall credit quality of our receivables, the costs of securitizing our receivables, the demand for credit card asset-backed securities, and the legal, regulatory, accounting or tax rules affecting securitization transactions and asset-backed securities, generally. A prolonged inability to securitize our credit card receivables, or an increase in the costs of such issuances, may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
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

Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest, and we are not able to increase the rate on those loans to offset any higher cost of funds, which could materially reduce earnings. At the same time, our variable-rate loan receivables, most of which are based on the prime rate, may not change at the same rate as our floating-rate borrowings or may be subject to a cap, subjecting us to basis risk.
On July 27, 2017, the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain LIBOR after 2021. Potential replacements for LIBOR are emerging; however, the transition process is ongoing and there can be no assurance that the transition will be without significant challenges, operational or otherwise. We have and continue to offer floating-rate student loans that are based on LIBOR. These loans comprise approximately 40% of our student loan portfolio, or approximately 4% of our overall loan portfolio.
Our floating-rate borrowings are limited to asset-backed securities issued by our securitization trusts. Uncertainty persists with respect to floating-rate debt instruments based on LIBOR that do not contain provisions that contemplate the cessation of LIBOR. While potential replacements for LIBOR are emerging, uncertainty about the comparability of such replacements to LIBOR persist and other factors may complicate an orderly transition away from LIBOR.
If the one-month LIBOR rate, or its replacement, were to increase without a corresponding increase in the prime rate, our earnings would be negatively impacted. While the majority of our existing certificates of deposit bear interest at fixed rates that do not fluctuate with market benchmarks, we may use derivative instruments to hedge the fixed rates associated with some of these certificates of deposit. However, the costs of new deposits fluctuate with interest rates. Moreover, although certificates of deposit we issue directly to consumers are subject to early withdrawal penalties, these penalties may not fully mitigate early withdrawal behavior in a rising interest rate environment.
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
In the year ended December 31, 2019, we increased our quarterly common stock dividend to $0.44 per share and repurchased approximately 7% of our outstanding common stock under our share repurchase program. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon regulatory limitations imposed by the Federal Reserve, and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases.” Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period, no dividend may be declared or paid on or set aside for payment on our common stock. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
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
Our direct banking and network operations rely heavily on the secure processing, storage and transmission of confidential or sensitive information about us, our customers and third parties with which we do business. Information security risks for financial institutions have increased and continue to increase in part because of the proliferation of new technologies, the use of the internet and cloud, mobile and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, activists, hackers, terrorist organizations, nation state actors and other external parties. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems (including third parties) to disclose confidential or sensitive information in order to gain access to our data or that of our customers.
Our technologies, systems, networks and software, those of other financial institutions and other firms (such as hardware vendors, cloud providers and others), have been, and are likely to continue to be, the target of increasingly frequent cyber-attacks, malicious code, ransomware, denial of service attacks, phishing and other social engineering, other remote access attacks, and physical attacks that could result in unauthorized access, misuse, loss, unavailability or destruction of data (including confidential customer information), account takeovers, identity theft and fraud, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from technological failure or otherwise.
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
Cyber-attacks that are successful, or are perceived to be successful, in compromising the data or disrupting the services of other peer financial institutions, whether or not we are impacted, could lead to a general loss of customer confidence, which could negatively impact market perception of our products and services. Media reports of attempted cyber-attacks, service disruptions or vulnerabilities in our cybersecurity or other third-parties, could cause significant legal and financial exposure, lead to regulatory and legislative intervention, and cause an overall negative effect in our business. For additional information on risks in this area, see the risk factors below regarding fraudulent activity, the introduction of new products and services, the use of third parties for outsourcing, technology generally, and laws and regulations addressing consumer privacy and data use and security.
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
Discover card transaction dollar volume was concentrated among our top 100 merchants in 2019, with our largest merchant accounting for approximately 5% of that transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2019, with our largest merchant accounting for approximately 20% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand, and could cause customer attrition. In addition, some of our merchants, primarily our remaining small- and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
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
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to increase for the financial services industry in general. We incurred fraud losses and other charges of $96 million and $83 million for the years ended December 31, 2019 and 2018, respectively. Credit and debit card fraud, identity theft and related crimes are prevalent and perpetrators are growing ever more sophisticated. Our resources, customer authentication methods and fraud prevention tools may be insufficient to accurately predict or prevent fraud. Additionally, our risk of fraud continues to increase as third parties that handle confidential consumer information suffer security breaches, acceptance of the Discover card grows internationally and we expand our direct banking business and introduce new products and features. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our deposit accounts, cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.
The financial services and payment services industries are rapidly evolving, and we may be unsuccessful in introducing new products or services on a large scale in response to these changes.
Technological changes continue to significantly impact the financial services and payment services industries. For example, we may be unsuccessful in deploying new technologies to strengthen our credit underwriting capabilities, enhance the effectiveness of our marketing efforts, ensure acceptance with new payment technologies, enhance customer service, drive efficiencies in back-office functions or reduce fraud. The increasingly competitive mobile, e-wallet and tokenization spaces are expected to continue to bring risks and opportunities to both our direct banking and payment services businesses.
The effect of technological changes on our business is both rapid and unpredictable. We depend, in part, on third parties for the development of and access to new technologies. We expect that new services and technologies relating to the payments business will continue to appear in the market, and these new services and technologies may be superior to, or render obsolete, the technologies that we currently use in our products and services. Rapidly evolving technologies and new entrants in mobile and emerging payments pose a risk to Discover both as a card issuer and to the payments business. As a result, our future success may be dependent on our ability to identify and adapt to technological changes and evolving industry standards and to provide payment solutions for our customers, merchants and financial institution customers.
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
As an issuer and merchant acquirer in the United States on the Discover Network, and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. For the years ended December 31, 2019 and 2018 losses related to merchant chargebacks were not material.
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
We must comply with an array of banking, consumer lending, and payment services laws and regulations in all of the jurisdictions in which we operate as described more fully in “Business — Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” Regulatory developments and supervisory findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “Business — Supervision and Regulation — Acquisitions and Investments.” See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover and the second risk factor in this section regarding the regulatory environment for the businesses in which we engage.
In addition, we are subject to inquiries and enforcement actions from states’ attorney general offices and regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. We also are subject to the requirements of entities that set and interpret the accounting standards (such as the Financial Accounting Standards Board (“FASB”), the SEC, banking regulators and our independent registered public accounting firm), which may add new requirements or change their interpretations on how standards should be applied. In June 2016, the FASB issued a new accounting standard that requires lenders to adopt the current expected credit loss (“CECL”) approach to evaluate impairment of loans and financial instruments. The CECL approach, which replaces the incurred loss model, requires evaluation of credit impairment based on an estimate of life of loan losses. The CECL standard is effective January 1, 2020. See Note 1: Background and Basis of Presentation to our consolidated financial statements for more information on the new standard and its impact at adoption. Other guidance not yet issued could potentially have a material impact on business lines, as well as how we record and report our financial condition and results of operations, and could have an impact on regulatory capital.
Failure to comply with laws, regulations and standards could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure, disgorgement and fines, (as described further below). For example, failure to comply with anti-corruption laws, including the Foreign Corrupt Practices Act and other laws regarding corporate conduct, can expose us and/or individual employees to potentially severe criminal and civil penalties.
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

•
the impact of current, pending and future legislation, regulation, supervisory guidance, and regulatory and legal actions, including, but not limited to, those related to accounting guidance, tax reform, financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity;

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
Our principal properties are located in the United States and include our corporate headquarters, our call centers and a processing center. Our corporate headquarters is used by both our Direct Banking and Payment Services segments and the call centers and processing center largely support our Direct Banking segment. Our call centers and processing center are being utilized to a reasonable capacity. We believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have various offices located outside the United States that primarily support our Payment Services segment.

Item 3.	Legal Proceedings
For a description of legal proceedings, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.

Item 4.	Mine Safety Disclosures
None.

Part II.

Part II | Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (ticker symbol DFS). The approximate number of record holders of our common stock as of February 21, 2020 was 43,820.
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
October 1-31, 2019
Repurchase program(1)	1,844,472	$79.03	1,844,472	$1,722,576,910
Employee transactions(2)	2,889	$80.02	N/A	N/A
November 1-30, 2019
Repurchase program(1)	1,508,652	$83.39	1,508,652	$1,596,764,800
Employee transactions(2)	5,762	$83.22	N/A	N/A
December 1-31, 2019
Repurchase program(1)	1,507,559	$85.19	1,507,559	$1,468,338,670
Employee transactions(2)	4,157	$85.56	N/A	N/A

Total
Repurchase program(1)	4,860,683	$82.29	4,860,683	$1,468,338,670
Employee transactions(2)	12,808	$83.25	N/A	N/A

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

Stock Performance Graph
The following graph compares the cumulative total stockholder return of our common stock, the S&P 500 Financials Index and the S&P 500 Index for the period from December 31, 2014 through December 31, 2019. The graph assumes an initial investment of $100 on December 31, 2014. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

	December 31,
	2014	2015	2016	2017	2018	2019
Discover Financial Services	$100.00	$83.45	$114.69	$124.90	$97.69	$143.56
S&P 500 Financials Index	$100.00	$98.44	$120.83	$147.58	$128.33	$169.52
S&P 500 Index	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80

Item 6.	Selected Financial Data
The following table presents our selected financial data and operating statistics. The statement of income data for the years ended December 31, 2019, 2018 and 2017, and the statement of financial condition data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of income data for the years ended December 31, 2016 and 2015, and the statement of financial condition data as of December 31, 2017, 2016 and 2015 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.

Discover Financial Services
Selected Financial Data

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Statement of Income Data
Interest income	$11,993	$10,893	$9,648	$8,616	$7,945
Interest expense	2,530	2,139	1,648	1,398	1,263
Net interest income	9,463	8,754	8,000	7,218	6,682
Other income	1,996	1,955	1,897	1,881	2,057
Revenue net of interest expense	11,459	10,709	9,897	9,099	8,739
Provision for loan losses	3,231	3,035	2,579	1,859	1,512
Other expense	4,393	4,077	3,781	3,584	3,615
Income before income tax expense	3,835	3,597	3,537	3,656	3,612
Income tax expense	878	855	1,438	1,263	1,315
Net income	$2,957	$2,742	$2,099	$2,393	$2,297
Net income allocated to common stockholders	$2,908	$2,689	$2,031	$2,339	$2,246
Statement of Financial Condition Data (as of)
Loan receivables	$95,894	$90,512	$84,248	$77,254	$72,385
Total assets	$113,996	$109,553	$100,087	$92,308	$86,799
Total stockholders’ equity	$11,859	$11,130	$10,892	$11,323	$11,275
Allowance for loan losses	$3,383	$3,041	$2,621	$2,167	$1,869
Long-term borrowings	$25,701	$27,228	$26,326	$25,443	$24,650
Per Share of Common Stock
Basic EPS from continuing operations	$9.09	$7.81	$5.43	$5.77	$5.14
Diluted EPS from continuing operations	$9.08	$7.79	$5.42	$5.77	$5.13
Weighted-average shares outstanding	320	344	374	405	437
Weighted-average shares outstanding (fully diluted)	320	345	374	406	437
Dividends declared per share of common stock	$1.68	$1.50	$1.30	$1.16	$1.08
Common stock dividend payout ratio	18.48%	19.21%	23.94%	20.10%	21.01%
Ratios
Return on average total equity	26%	25%	19%	21%	21%
Return on average assets	3%	3%	2%	3%	3%
Average stockholders’ equity to average total assets	11%	11%	12%	13%	14%

Selected Financial Data (continued)

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in millions)
Selected Statistics
Total Loan Receivables
Loan receivables	$95,894	$90,512	$84,248	$77,254	$72,385
Average loan receivables	$90,886	$85,256	$78,525	$72,280	$69,061
Interest yield	12.72%	12.39%	12.06%	11.78%	11.40%
Net principal charge-off rate	3.17%	3.06%	2.70%	2.16%	2.01%
Delinquency rate (over 30 days) (excluding PCI)	2.40%	2.31%	2.20%	1.97%	1.67%
Delinquency rate (over 90 days) (excluding PCI)	1.15%	1.08%	0.99%	0.87%	0.76%
Credit Card Loans
Credit card loan receivables	$77,181	$72,876	$67,291	$61,522	$57,896
Average credit card loan receivables	$72,740	$67,953	$62,079	$57,238	$54,846
Interest yield	13.32%	13.00%	12.74%	12.50%	12.08%
Net principal charge-off rate	3.43%	3.26%	2.91%	2.34%	2.22%
Delinquency rate (over 30 days)	2.62%	2.43%	2.28%	2.04%	1.72%
Delinquency rate (over 90 days)	1.32%	1.22%	1.12%	0.97%	0.85%
Personal Loans
Personal loan receivables	$7,687	$7,454	$7,374	$6,481	$5,490
Average personal loan receivables	$7,522	$7,423	$7,020	$5,895	$5,245
Interest yield	13.07%	12.60%	12.25%	12.19%	12.04%
Net principal charge-off rate	4.28%	4.15%	3.30%	2.55%	2.15%
Delinquency rate (over 30 days)	1.37%	1.60%	1.40%	1.12%	0.89%
Delinquency rate (over 90 days)	0.40%	0.47%	0.41%	0.29%	0.27%
Private Student Loans (excluding PCI)
Private student loan receivables	$8,402	$7,728	$7,076	$6,393	$5,647
Average private student loan receivables	$8,124	$7,441	$6,764	$6,042	$5,272
Interest yield	8.59%	8.25%	7.72%	7.35%	7.16%
Net principal charge-off rate	0.85%	1.14%	1.21%	1.10%	1.07%
Delinquency rate (over 30 days)	1.72%	2.00%	2.35%	2.22%	1.91%
Delinquency rate (over 90 days)	0.42%	0.49%	0.47%	0.55%	0.43%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2019 and 2018 and for years ended December 31, 2019, 2018 and 2017.
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
2019 Highlights
The highlights below compare results as of and for the year ended December 31, 2019 against results for the year ended December 31, 2018.

•	Net income was $3.0 billion, or $9.08 per diluted share, compared to $2.7 billion, or $7.79 per diluted share, in the prior year.

•	Total loans grew $5.4 billion, or 6%, to $95.9 billion.

•	Credit card loans grew $4.3 billion, or 6%, to $77.2 billion.

•	The total net charge-off rate increased 11 basis points to 3.17%.

•	The net charge-off rate for credit card loans increased 17 basis points to 3.43% and the delinquency rate for credit card loans over 30 days past due increased 19 basis points to 2.62%.

•	Direct-to-consumer deposits grew $9.7 billion, or 22%, to $54.4 billion.

•	Payment Services transaction volume for the segment was $251.4 billion, up 8%.
Outlook
The outlook below provides our expectations for our business, reflective of our assumption that the U.S. economy will remain stable in 2020.

•	We continue to focus on disciplined capital deployment through profitable organic loan growth and execution of our capital plan.

•	Our marketing strategy is focused on adding new accounts to achieve continued loan growth. For credit cards, we are also focused on increasing utilization with existing customers.

•	Total expenses are expected to increase reflecting continued investment in brand awareness and technological capabilities.

•	We will continue to pursue payments volume growth and leverage our network to support our card-issuing business.

•	We expect the total net charge-off rate to increase primarily due to the seasoning of recent loan growth.

•
Adoption of the current expected credit loss (“CECL”) approach will increase the allowance for loan losses. Going forward, the seasonality of our business will likely impact quarterly reserve changes and could increase volatility from one quarter to the next.

Regulatory Environment and Developments
Policymakers continue to develop, implement and execute on regulatory, supervisory and enforcement priorities. The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including the actions of policymakers at the federal and state levels, our competitors, and consumers. For more information on how the regulatory and supervisory environment, ongoing enforcement actions and findings, and changes to laws and regulations could impact our strategies, the value of our assets, or otherwise adversely affect our business see “Risk Factors — Current Economic and Regulatory Environment.” For more information on recent matters affecting us, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.
Federal banking regulators continue to propose and implement new regulations and supervisory guidance, and modify their examination and enforcement priorities. In May 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which is intended to promote economic growth, provide tailored regulatory relief for smaller and less complex financial institutions, and enhance consumer protections. Among other provisions, the law raised the asset threshold for automatically designating a bank holding company as “systemically important” from $50 billion to $250 billion so that bank holding companies with assets below $250 billion are no longer automatically subject to enhanced prudential standards pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which created a framework for regulation of large financial firms, including Discover.
In October 2019, the federal banking regulators approved final rules that will tailor existing regulatory requirements related to capital, liquidity and enhanced prudential standards to an institution’s risk and complexity profile for banking institutions with total consolidated assets of $100 billion or more. Under the final rules, Discover is categorized as a Category IV institution and therefore subject to the least stringent requirements for bank holding companies with at least $100 billion in assets. Among other things, Discover will be subject to supervisory stress tests every other year rather than annually, will no longer be subject to regulations requiring submission of company-run capital stress tests and will no longer be subject to the liquidity coverage ratio. Discover will however still be required to submit annual capital plans to the Federal Reserve and will remain subject to other core components of the enhanced prudential standards rules, such as risk management and risk committee requirements and liquidity risk management regulations. The final rules took effect on December 31, 2019. The final rules did not address other aspects of the Federal Reserve’s capital plan rule or the Comprehensive Capital Analysis and Review (“CCAR”) framework. These requirements, including the previously proposed “stress capital buffer” framework, are expected to be addressed in a forthcoming rulemaking from the Federal Reserve. We have been notified that we are subject to the CCAR quantitative process in 2020.
Policymakers at the federal and state levels are increasingly focused on measures to enhance data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment data privacy standards. For example, the California Consumer Privacy Act (“CCPA”) creates a broad set of privacy rights and remedies modeled in part on the European Union’s General Data Protection Regulation. The CCPA went into effect on January 1, 2020, and proposed regulations have yet to be finalized. The original proponent of the CCPA recently launched a 2020 California ballot initiative with the goal of expanding the rights and remedies created by the CCPA, while protecting the new law from future legislative amendments. While it is too early to determine the full impact of these developments, they may result in the imposition of requirements on Discover and other providers of consumer financial services or networks that could adversely affect our businesses.
Banking
Current Expected Credit Loss
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is effective for us on January 1, 2020. The standard alters accounting principles generally accepted in the United States (“GAAP”) by replacing the incurred loss model with the CECL approach. The CECL approach requires our allowance for loan losses to be based on an estimate of all expected credit losses over the remaining contractual term of all of the loans, as opposed to an estimate of incurred losses as of the balance sheet date. Refer to Note 1: Background and Basis of Presentation to our consolidated financial statements for details on the impact of adoption on January 1, 2020.
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
LIBOR
On July 27, 2017, the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate (“LIBOR”) after 2021. LIBOR is commonly used as a benchmark to determine interest rates for financial instruments, such as floating-rate asset-backed securities issued by Discover Card Execution Note Trust, and certain financial products, including some of our floating-rate student loans. A cross-functional team is overseeing and managing our transition away from the use of LIBOR. This team monitors developments associated with LIBOR alternatives and evolving industry and marketplace norms and conventions for LIBOR indexed instruments, evaluates the impact that the inability to determine LIBOR after 2021 will have on us, and facilitates the operational changes associated with the use of alternative benchmark rates.
Consumer Financial Services
The Consumer Financial Protection Bureau (the “CFPB”) regulates consumer financial products and services, and examines certain providers of consumer financial products and services, including Discover. The CFPB’s authority includes preventing “unfair, deceptive or abusive acts or practices” and ensuring that consumer have access to fair, transparent and competitive financial products and services. The CFPB has rulemaking, supervision and enforcement powers with respect to federal consumer protection laws. Historically, the CFPB’s policy priorities focused on several financial products of the type we offer (e.g. credit cards and student loans). In addition, the CFPB is required by statute to undertake certain actions including its bi-annual review of the consumer credit card market.
The current CFPB Director has indicated that the CFPB will focus on the prevention of harm, establishing valid metrics for success, and creating a level playing field for all financial institutions. Additionally, with regards to the CFPB’s rulemaking and enforcement activities, the Director has outlined a framework that seeks to foster a more transparent rulemaking process that incorporates a robust cost benefit analysis, applies supervisory practices consistently, and ensures that due process is a critical component of enforcement activity.
Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected, and is expected to continue to adversely affect, our PULSE network’s business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing and technology development strategies in order to assess their impact on our business and on competition in the marketplace. Following an inquiry by the U.S. Department of Justice into some of these competitor pricing strategies, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns. The Court granted summary judgment in favor of Visa in August 2018. PULSE filed an appeal on January 17, 2019 and Visa filed their response to the appeal on April 5, 2019. The Fifth Circuit Court of Appeals held a hearing on the appeal October 9, 2019. Visa also faces ongoing merchant litigation as it relates to the underlying anticompetitive behavior that is the subject of PULSE’s case against Visa. In addition, the Dodd-Frank Act’s network participation requirements impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s current business practices and may materially adversely affect its network transaction volume and revenue.

Results of Operations
The discussion below provides a summary of our results of operations and information about our loan receivables as of and for the year ended December 31, 2019 compared to the year ended December 31, 2018. Refer to our annual report on Form 10-K for the year ended December 31, 2018 for discussion of our results of operations and loan receivables information as of and for the year ended December 31, 2018 compared to the year ended December 31, 2017.
Segments
We manage our business activities in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 22: Segment Disclosures to our consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2019	2018	2017
Direct Banking
Interest income
Credit card	$9,690	$8,835	$7,907
Private student loans	698	614	523
PCI student loans	119	139	159
Personal loans	983	935	860
Other	502	369	199
Total interest income	11,992	10,892	9,648
Interest expense	2,530	2,139	1,648
Net interest income	9,462	8,753	8,000
Provision for loan losses	3,233	3,035	2,586
Other income	1,648	1,645	1,607
Other expense	4,231	3,918	3,629
Income before income tax expense	3,646	3,445	3,392
Payment Services
Net interest income	1	1	—
Provision for loan losses	(2)	—	(7)
Other income	348	310	290
Other expense	162	159	152
Income before income tax expense	189	152	145
Total income before income tax expense	$3,835	$3,597	$3,537

The following table presents information on transaction volume (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Network Transaction Volume
PULSE Network	$192,067	$179,792	$157,128
Network Partners	25,368	18,948	14,213
Diners Club(1)	33,967	33,877	31,544
Total Payment Services	251,402	232,617	202,885
Discover Network—Proprietary(2)	151,243	143,865	133,044
Total Volume	$402,645	$376,482	$335,929
Transactions Processed on Networks
Discover Network	2,717	2,469	2,240
PULSE Network	4,788	4,364	3,856
Total	7,505	6,833	6,096
Credit Card Volume
Discover Card Volume(3)	$160,283	$152,826	$141,858
Discover Card Sales Volume(4)	$146,183	$139,031	$128,806

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross Discover card sales volume on the Discover Network.

(3)	Represents Discover card activity related to sales net of returns, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to sales net of returns.
Direct Banking
Our Direct Banking segment reported pretax income of $3.6 billion for the year ended December 31, 2019 as compared to $3.4 billion for the year ended December 31, 2018.
Net interest income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily driven by loan growth and higher yields on credit card loans, partially offset by higher funding costs. Interest income increased over the prior year due to continued loan growth and yield expansion resulting from higher average market rates and changes in portfolio mix. Interest expense increased compared to the prior year due to a larger funding base and higher average market rates.
For the year ended December 31, 2019, the provision for loan losses increased as compared to the year ended December 31, 2018 primarily due to higher levels of net charge-offs, slightly offset by lower reserve builds. For a detailed discussion on provision for loan losses, see “— Loan Quality — Provision and Allowance for Loan Losses.”
Other income for the Direct Banking segment was relatively flat for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Other expense increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to higher employee compensation and benefits, professional fees, and information processing and communications. Employee compensation and benefits increased as a result of higher average salaries. The increase in professional fees was primarily driven by higher collection fees resulting from increased recoveries, as well as investments in technological capabilities. Information processing and communications was higher due to continued investment in infrastructure and analytic capabilities.
Discover card sales volume was $146.2 billion for the year ended December 31, 2019, which was an increase of 5.1% as compared to the year ended December 31, 2018. This volume growth was primarily driven by higher consumer spending.

Payment Services
Our Payment Services segment reported pretax income of $189 million for the year ended December 31, 2019 as compared to pretax income of $152 million for the year ended December 31, 2018. The increase in segment pretax income was primarily due to higher transaction volume across multiple channels.
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
If management used different assumptions in estimating incurred net loan losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management’s estimate of incurred net loan losses could have resulted in a change of approximately $338 million in the allowance for loan losses at December 31, 2019, with a corresponding change in the provision for loan losses. See “— Loan Quality” and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements for further details about our allowance for loan losses.
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

At December 31, 2019, we reported goodwill of $255 million associated with our PULSE network. The estimated fair value of the PULSE reporting unit was more than six times its carrying value as of October 1, 2019, and there are no present conditions that we believe would cause the fair value of this reporting unit to fall below its carrying value. However, competitive pressures leading to significant declines in revenue, significant increases in the cost of equity, deteriorating economic conditions, or other events adversely impacting the assumptions used by management in the valuation, could cause the fair value of the reporting unit or the associated goodwill to decline in the future, which could result in an impairment loss. At December 31, 2019, based on the annual impairment testing performed, there was no impairment identified. See Note 7: Goodwill and Intangible Assets to our consolidated financial statements for further details about goodwill and the related impairment testing.
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
Changes in the estimate of income taxes can occur due to tax rate changes, interpretations of tax laws, the status and resolution of examinations by the taxing authorities, and newly enacted laws and regulations that impact the relative merits of tax positions taken. When such changes occur, such as the recent rate change enacted with the Tax Cuts and Jobs Act of 2017, the effect on our consolidated financial condition and results of operations can be significant. See Note 15: Income Taxes to our consolidated financial statements for additional information about income taxes.
Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2019 vs. 2018 Increase		2018 vs. 2017 Increase (Decrease)
	2019	2018	2017	$	%	$	%
Interest income	$11,993	$10,893	$9,648	$1,100	10%	$1,245	13%
Interest expense	2,530	2,139	1,648	391	18%	491	30%
Net interest income	9,463	8,754	8,000	709	8%	754	9%
Provision for loan losses	3,231	3,035	2,579	196	6%	456	18%
Net interest income after provision for loan losses	6,232	5,719	5,421	513	9%	298	5%
Other income	1,996	1,955	1,897	41	2%	58	3%
Other expense	4,393	4,077	3,781	316	8%	296	8%
Income before income tax expense	3,835	3,597	3,537	238	7%	60	2%
Income tax expense	878	855	1,438	23	3%	(583)	(41)%
Net income	$2,957	$2,742	$2,099	$215	8%	$643	31%

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
Net interest income increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily driven by loan growth and higher yields on credit card loans, partially offset by higher funding costs. Interest income increased over the prior year due to continued loan growth and yield expansion resulting from higher average market rates and changes in portfolio mix. Interest expense increased compared to the prior year due to a larger funding base and higher average market rates.

Average Balance Sheet Analysis (dollars in millions)

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$9,667	2.27%	$219	$14,494	1.93%	$280	$13,300	1.11%	$148
Restricted cash	620	2.24%	14	633	1.85%	12	625	0.97%	6
Other short-term investments	754	2.66%	20	—	—%	—	—	—%	—
Investment securities	7,603	2.35%	179	1,910	2.08%	40	1,667	1.60%	27
Loan receivables(1)
Credit card(2)	72,740	13.32%	9,690	67,953	13.00%	8,835	62,079	12.74%	7,907
Personal loans	7,522	13.07%	983	7,423	12.60%	936	7,020	12.25%	860
Private student loans	8,124	8.59%	698	7,441	8.25%	614	6,764	7.72%	522
PCI student loans	1,435	8.29%	119	1,846	7.54%	139	2,326	6.84%	159
Other	1,065	6.63%	71	593	6.28%	37	336	5.56%	19
Total loan receivables	90,886	12.72%	11,561	85,256	12.39%	10,561	78,525	12.06%	9,467
Total interest-earning assets	109,530	10.95%	11,993	102,293	10.65%	10,893	94,117	10.25%	9,648
Allowance for loan losses	(3,167)			(2,776)			(2,335)
Other assets	4,627			4,324			4,189
Total assets	$110,990			$103,841			$95,971
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(3)	$33,870	2.57%	869	$31,236	2.22%	695	$27,123	1.91%	519
Money market deposits(4)	7,069	2.09%	148	6,798	1.81%	123	6,799	1.29%	88
Other interest-bearing savings deposits	28,209	2.02%	570	23,886	1.76%	420	20,155	1.18%	239
Total interest-bearing deposits(5)	69,148	2.30%	1,587	61,920	2.00%	1,238	54,077	1.56%	846
Borrowings
Short-term borrowings	1	2.33%	—	2	2.07%	—	2	1.10%	—
Securitized borrowings(3)(4)	14,572	2.92%	425	16,218	2.67%	433	16,746	2.26%	379
Other long-term borrowings(3)	11,060	4.68%	518	10,231	4.57%	468	9,767	4.33%	423
Total borrowings	25,633	3.68%	943	26,451	3.41%	901	26,515	3.02%	802
Total interest-bearing liabilities	94,781	2.67%	2,530	88,371	2.42%	2,139	80,592	2.04%	1,648
Other liabilities and stockholders’ equity	16,209			15,470			15,379
Total liabilities and stockholders’ equity	$110,990			$103,841			$95,971
Net interest income			$9,463			$8,754			$8,000
Net interest margin(6)		10.41%			10.27%			10.19%
Net yield on interest-earning assets(7)		8.64%			8.56%			8.50%
Interest rate spread(8)		8.28%			8.23%			8.21%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)	Interest income on credit card loans includes $281 million, $241 million and $218 million of amortization of balance transfer fees for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.

(4)	Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.

(5)	Includes the impact of Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and Large Institution Surcharge. As of October 2018, the FDIC no longer assesses a Large Institution Surcharge.

(6)	Net interest margin represents net interest income as a percentage of average total loan receivables.

(7)	Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.

(8)	Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1) (dollars in millions)

	Year Ended December 31, 2019 vs.			Year Ended December 31, 2018 vs.
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Volume	Rate	Total	Volume	Rate	Total
(Decrease)/Increase in net interest income due to changes in
Interest-earning assets
Cash and cash equivalents	$(104)	$43	$(61)	$15	$117	$132
Restricted cash	—	2	2	—	6	6
Other short-term investments	20	—	20	—	—	—
Investment securities	133	6	139	4	9	13
Loan receivables
Credit card	634	221	855	763	165	928
Personal loans	12	35	47	51	25	76
Private student loans	58	26	84	54	38	92
PCI student loans	(33)	13	(20)	(35)	15	(20)
Other	31	3	34	15	3	18
Total loan receivables	702	298	1,000	848	246	1,094
Total interest income	751	349	1,100	867	378	1,245
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	61	113	174	85	91	176
Money market deposits	5	20	25	—	35	35
Other interest-bearing savings deposits	83	67	150	49	132	181
Total interest-bearing deposits	149	200	349	134	258	392
Borrowings
Securitized borrowings	(46)	38	(8)	(13)	67	54
Other long-term borrowings	38	12	50	21	24	45
Total borrowings	(8)	50	42	8	91	99
Total interest expense	141	250	391	142	349	491
Net interest income	$610	$99	$709	$725	$29	$754

(1)
The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the years ended December 31, 2019, 2018 and 2017 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	December 31,
	2019	2018	2017	2016	2015
Credit card loans	$77,181	$72,876	$67,291	$61,522	$57,896
Other loans
Personal loans	7,687	7,454	7,374	6,481	5,490
Private student loans	8,402	7,728	7,076	6,393	5,647
Other	1,373	817	423	274	236
Total other loans	17,462	15,999	14,873	13,148	11,373
PCI loans(1)	1,251	1,637	2,084	2,584	3,116
Total loan receivables	95,894	90,512	84,248	77,254	72,385
Allowance for loan losses	(3,383)	(3,041)	(2,621)	(2,167)	(1,869)
Net loan receivables	$92,511	$87,471	$81,627	$75,087	$70,516

(1)	Represents PCI private student loans. See Note 4: Loan Receivables to our consolidated financial statements for more information regarding PCI loans.
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
The provision for loan losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for loan losses at the balance sheet date. For the year ended December 31, 2019, the provision for loan losses increased by $196 million, or 6%, as compared to the year ended December 31, 2018 primarily due to higher levels of net charge-offs, slightly offset by lower reserve builds.
The allowance for loan losses was $3.4 billion at December 31, 2019, which reflects a $342 million reserve build over the amount of the allowance for loan losses at December 31, 2018. The reserve build, which primarily related to credit card loans, was because of seasoning of continued loan growth and to a lesser extent supply-driven credit normalization.

The following tables provide changes in our allowance for loan losses (dollars in millions):

	For the Year Ended December 31, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,528	$338	$169	$6	$3,041
Additions
Provision for loan losses	2,849	332	51	(1)	3,231
Deductions
Charge-offs	(3,165)	(369)	(82)	(1)	(3,617)
Recoveries	671	47	13	—	731
Net charge-offs	(2,494)	(322)	(69)	(1)	(2,886)
Other(2)	—	—	(3)	—	(3)
Balance at end of period	$2,883	$348	$148	$4	$3,383

	For the Year Ended December 31, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	2,594	345	95	1	3,035
Deductions
Charge-offs	(2,734)	(345)	(97)	(6)	(3,182)
Recoveries	521	37	12	—	570
Net charge-offs	(2,213)	(308)	(85)	(6)	(2,612)
Other(2)	—	—	(3)	—	(3)
Balance at end of period	$2,528	$338	$169	$6	$3,041

	For the Year Ended December 31, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	2,159	332	93	(5)	2,579
Deductions
Charge-offs	(2,263)	(258)	(94)	(3)	(2,618)
Recoveries	461	27	11	—	499
Net charge-offs	(1,802)	(231)	(83)	(3)	(2,119)
Other(2)	—	—	(6)	—	(6)
Balance at end of period	$2,147	$301	$162	$11	$2,621

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Years Ended December 31,
	2019		2018		2017		2016		2015
	$	%	$	%	$	%	$	%	$	%
Credit card loans	$2,494	3.43%	$2,213	3.26%	$1,802	2.91%	$1,343	2.34%	$1,220	2.22%
Personal loans	$322	4.28%	$308	4.15%	$231	3.30%	$151	2.55%	$112	2.15%
Private student loans (excluding PCI(1))	$69	0.85%	$85	1.14%	$83	1.21%	$67	1.10%	$56	1.07%

(1)	See Note 4: Loan Receivables to our consolidated financial statements for information regarding the accounting for charge-offs on PCI loans.
The net charge-off rates on our credit card and personal loans increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as a result of seasoning of continued loan growth and supply-driven credit normalization. Net charge-offs on our private student loans decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to more effective collection strategies.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency, and restructured loans (dollars in millions):

	Years Ended December 31,
	2019		2018		2017		2016		2015
	$	%	$	%	$	%	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$2,019	2.62%	$1,772	2.43%	$1,532	2.28%	$1,252	2.04%	$995	1.72%
Personal loans	$105	1.37%	$119	1.60%	$103	1.40%	$74	1.12%	$49	0.89%
Private student loans (excluding PCI loans(1))	$145	1.72%	$155	2.00%	$167	2.35%	$141	2.22%	$108	1.91%

Loans 90 or more days delinquent
Credit card loans(2)	$1,020	1.32%	$887	1.22%	$751	1.12%	$597	0.97%	$490	0.85%
Personal loans(3)	$31	0.40%	$35	0.47%	$30	0.41%	$19	0.29%	$15	0.27%
Private student loans (excluding PCI loans(1))(4)	$36	0.42%	$38	0.49%	$33	0.47%	$35	0.55%	$24	0.43%

Loans not accruing interest	$266	0.28%	$302	0.34%	$233	0.28%	$216	0.29%	$224	0.32%

Restructured loans
Credit card loans
Currently enrolled	$2,108	2.73%	$1,649	2.26%	$926	1.38%	$781	1.27%	$746	1.29%
No longer enrolled	1,254	1.62	599	0.82	390	0.58	304	0.49	273	0.47
Total credit card loans(2)	$3,362	4.35%	$2,248	3.08%	$1,316	1.96%	$1,085	1.76%	$1,019	1.76%
Personal loans(3)	$208	2.71%	$152	2.04%	$111	1.51%	$81	1.25%	$68	1.24%
Private student loans (excluding PCI loans(1))(4)	$269	3.20%	$182	2.36%	$137	1.94%	$86	1.35%	$48	0.85%

(1)
Excludes PCI loans, which are accounted for on a pooled basis. Since a pool is accounted for as a single asset with a single composite interest rate and aggregate expectation of cash flows, the past-due status of a pool, or that of the individual loans within a pool, is not meaningful. Because we are recognizing interest income on a pool of loans, it is all considered to be performing.

(2)
Restructured credit card loans include $184 million, $124 million, $74 million, $60 million and $44 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively, which are also included in loans 90 or more days delinquent.

(3)
Restructured personal loans include $7 million, $6 million, $5 million, $2 million and $4 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively, which are also included in loans 90 or more days delinquent.

(4)
Restructured private student loans include $10 million, $7 million, $5 million, $3 million and $3 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively, which are also included in loans 90 or more days delinquent.

The 30-day and 90-day delinquency rates for credit card loans at December 31, 2019 increased as compared to December 31, 2018 primarily due to seasoning of continued loan growth and supply-driven credit normalization. The 30-day and 90-day delinquency rates for personal loans decreased at December 31, 2019 compared to December 31, 2018 as a result of improved underwriting and more effective collection strategies. The 30-day and 90-day delinquency rates for student loans decreased at December 31, 2019 compared to December 31, 2018 due to more effective collection strategies.
The restructured credit card, personal and private student loan balances increased at December 31, 2019 as compared to December 31, 2018 due to seasoning of continued loan growth and improved awareness of programs available to assist borrowers having difficulties meeting payment obligations. To provide additional clarity with respect to credit card loans classified as troubled debt restructurings, the table above now discloses the balance of those loans currently enrolled or no longer enrolled in a loan modification program. We believe loan modification programs are useful in assisting customers experiencing financial difficulties and help to prevent defaults. Of the $1,254 million of credit card loans that had been modified and are classified as troubled debt restructurings but for which the borrowers are no longer enrolled in a loan modification program at December 31, 2019, $1,038 million represents balances associated with borrowers that successfully completed the program. We plan to continue to use loan modification programs as a means to provide relief to customers experiencing temporary financial difficulties. See Note 4: Loan Receivables to our consolidated financial statements for further description of our use of loan modifications to provide relief to customers experiencing financial hardship.
Modified and Restructured Loans
For information regarding modified and restructured loans, see “— Delinquencies” and Note 4: Loan Receivables to our consolidated financial statements.
Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) (dollars in millions):

At December 31, 2019	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Credit card loans	$23,147	$41,052	$12,982	$77,181
Personal loans	2,157	5,236	294	7,687
Private student loans (excluding PCI)	209	1,885	6,308	8,402
PCI loans	141	418	692	1,251
Other loans	50	247	1,076	1,373
Total loan portfolio	$25,704	$48,838	$21,352	$95,894

(1)
Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

At December 31, 2019, approximately $42.4 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $27.8 billion were fixed-rate loans.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Years Ended December 31,			2019 vs. 2018 (Decrease) Increase		2018 vs. 2017 Increase (Decrease)
	2019	2018	2017	$	%	$	%
Discount and interchange revenue, net(1)	$1,066	$1,074	$1,052	$(8)	(1)%	$22	2%
Protection products revenue	194	204	223	(10)	(5)%	(19)	(9)%
Loan fee income	449	402	363	47	12%	39	11%
Transaction processing revenue	197	178	167	19	11%	11	7%
Other income	90	97	92	(7)	(7)%	5	5%
Total other income	$1,996	$1,955	$1,897	$41	2%	$58	3%

(1)	Net of rewards, including Cashback Bonus rewards, of $1.9 billion, $1.8 billion and $1.6 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
Total other income increased $41 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, which was primarily driven by higher loan fee income and transaction processing revenue. Loan fee income was higher as a result of an increase in late fees. The increase in transaction processing revenue was due to greater transaction volume on the PULSE network. Net discount and interchange revenue was relatively flat for the year ended December 31, 2019 as compared to the year ended December 31, 2018 with offsetting increases in gross discount and interchange revenue and rewards, both of which were primarily the result of higher sales volume.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Years Ended December 31,			2019 vs. 2018 Increase		2018 vs. 2017 Increase
	2019	2018	2017	$	%	$	%
Employee compensation and benefits	$1,738	$1,627	$1,512	$111	7%	$115	8%
Marketing and business development	883	857	776	26	3%	81	10%
Information processing and communications	409	350	315	59	17%	35	11%
Professional fees	753	672	655	81	12%	17	3%
Premises and equipment	107	102	99	5	5%	3	3%
Other expense	503	469	424	34	7%	45	11%
Total other expense	$4,393	$4,077	$3,781	$316	8%	$296	8%

Total other expense increased $316 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily driven by higher employee compensation and benefits, professional fees, and information processing and communications. Employee compensation and benefits increased as a result of higher average salaries. The increase in professional fees was primarily driven by higher collection fees resulting from increased recoveries, as well as investments in technological capabilities. Information processing and communications was higher due to continued investment in infrastructure and analytic capabilities.
Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.5	3.6	3.1
Revaluation of net deferred tax assets and other investments due to tax reform(1)	—	—	5.1
Tax credits	(1.4)	(1.3)	(1.3)
Other	(0.2)	0.5	(1.2)
Effective income tax rate	22.9%	23.8%	40.7%

Income tax expense	$878	$855	$1,438

(1)	See Note 3: Investments — Other Investments to our consolidated financial statements for a description of these investments.
For the year ended December 31, 2019, income tax expense increased $23 million, or 2.7%, and the effective income tax rate decreased 0.9 percentage points as compared to the year ended December 31, 2018. The increase in income tax expense was primarily driven by increased pretax income. The effective tax rate decreased primarily due to the resolution of certain tax matters.
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
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”); and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts. At December 31, 2019, we had $54.4 billion of direct-to-consumer deposits and $18.3 billion of brokered and other deposits.
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
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization”, which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust; the period of ultimate repayment would be determined by the amount and timing of collections received. An early amortization event would impair our liquidity, and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. As of December 31, 2019, the DiscoverSeries three-month rolling average excess spread was 13.44%.
We may elect to add receivables to the restricted pool of receivables, subject to certain requirements. Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain a contractual minimum level of receivables in the trust in excess of the face value of outstanding investors’ interests. This excess is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables, which is included in credit card loan receivables restricted for securitization investors, is set at approximately 7% in excess of the total investors’ interests (which includes interests held by third parties as well as those interests held by us). If the level of receivables in the trust were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card loan receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller’s interest is impacted by seasonality as higher balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller’s interest requirement, an early amortization (or repayment) of investors’ interests would be triggered. No accounts were added to those restricted for securitization investors for the year ended December 31, 2019.
At December 31, 2019, we had $14.1 billion of outstanding public asset-backed securities and $4.8 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.

The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At December 31, 2019	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$14,124	$3,498	$7,841	$2,785	$—

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
Other Long-Term Borrowings—Student Loans
At December 31, 2019, $161 million of remaining principal balance was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At December 31, 2019	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,422
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2021-2031	$344
Discover Bank fixed-rate senior bank notes, maturing 2020-2028	$6,850
Discover Bank fixed-rate subordinated bank notes, maturing 2020-2028	$1,000

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At December 31, 2019, there were no outstanding balances in the federal funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At December 31, 2019, we had total committed capacity of $6.0 billion, $500 million of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational testing purposes and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2019, Discover Bank had $34.2 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At December 31, 2019, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit ratings were to fall below investment grade, Discover Bank would be required to post additional collateral, which, as of December 31, 2019, would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of December 31, 2019, and therefore, no collateral was required.
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
At December 31, 2019, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies or government-sponsored enterprises. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management policies. For example, we have altered the composition of our liquidity portfolio to mitigate the potential volatility of earnings that may arise from changes in interest rates.

At December 31, 2019, our liquidity portfolio and undrawn credit facilities were $56.3 billion, which was $3.4 billion higher than the balance at December 31, 2018. During the year ended December 31, 2019, the average balance of our liquidity portfolio was $18.1 billion.

	December 31,
	2019	2018
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$6,406	$12,832
Investment securities(2)	10,202	3,091
Total liquidity portfolio	16,608	15,923
Private asset-backed securitizations(3)	5,500	5,500
Primary liquidity sources	22,108	21,423
Federal Reserve discount window(3)	34,220	31,486
Total liquidity portfolio and undrawn credit facilities	$56,328	$52,909

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $121 million and $42 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2019 and 2018, respectively.

(3)	See “— Additional Funding Sources” for additional information.
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
Discover Financial Services and Discover Bank are subject to regulatory capital requirements that became effective January 2015 under final rules issued by the Federal Reserve and the Federal Deposit Insurance Corporation

to implement the provisions under the Basel Committee’s December 2010 framework (“Basel III rules”). The Basel III rules require Discover Financial Services and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. Under Basel III rules for regulatory capital, DFS and Discover Bank are classified as “Standardized Approach” entities, defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. As of January 1, 2019, thresholds within the Basel III rules are fully phased in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen will be replaced with new permanent thresholds as discussed below. For additional information regarding the risk-based capital and leverage ratios, see Note 17: Capital Adequacy to our consolidated financial statements.
The Basel III rules also introduced a capital conservation buffer (“CCB”) on top of the minimum risk-weighted asset ratios. The buffer is designed to absorb losses during periods of economic stress. The application of the buffer was subject to phase-in periods that ended December 31, 2019. Then beginning January 1, 2019, the CCB effectively results in minimum regulatory capital ratios (including the CCB) of (i) Common Equity Tier 1 (“CET1”) to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a capital ratio below the required threshold will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. There is a proposal under regulatory review by the Federal Reserve that would effectively replace the CCB with a new buffer requirement for DFS that is linked to supervisory stress testing results (i.e., the Stress Capital Buffer), see “— Regulatory Environment and Developments.”
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
At December 31, 2019, DFS and Discover Bank met the requirements for “well-capitalized” status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders’ equity excluding goodwill and intangibles is a meaningful measure to investors of our true net asset value. As of December 31, 2019, tangible common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this measure and definitions may vary, so we advise users of this information to exercise caution in comparing this measure for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	December 31,
	2019	2018
Total common stockholders’ equity(1)	$11,296	$10,567
Less: goodwill	(255)	(255)
Less: intangible assets, net	(155)	(161)
Tangible common equity	$10,886	$10,151

(1)	Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.

Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and CCAR program. Refer to “— Regulatory Environment and Developments” for more information.
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
After our Board of Directors approved our capital plan, we submitted our planned capital actions to the Federal Reserve in April 2019. Pursuant to that plan, we are returning capital to our shareholders by paying dividends on our common and preferred stock and repurchasing shares of our common stock. We recently declared a quarterly cash dividend on our common stock of $0.44 per share, payable on March 5, 2020 to holders of record on February 20, 2020, which is consistent with the amount paid in the third and fourth quarters of 2019. We also recently declared a semi-annual cash dividend on our preferred stock of $2,750 per share, equal to $27.50 per depositary share, payable on April 30, 2020 to holders of record on April 15, 2020, which is consistent with the amount paid in the second and fourth quarters of 2019. On July 18, 2019, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.2 billion of our outstanding shares of common stock. The program expires on September 30, 2020 and may be terminated at any time. This program replaced the prior $3.0 billion share repurchase program, which had $1.2 billion of remaining authorization. During the year ended December 31, 2019, we repurchased approximately 22 million shares, or 7%, of our outstanding common stock for $1.7 billion. We expect to continue to repurchase shares under our program from time to time based on market conditions and other factors, subject to legal and regulatory requirements and restrictions, including limitations from the Federal Reserve as described above. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors, such as the implementation of CECL. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period, no dividend may be declared or paid or set aside for payment on our common stock. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or adversely impact our capital level. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future. For more information, including conditions and limits on our ability to pay dividends and repurchase our stock, see “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases,” “Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock” and “— We are a holding company and depend on payments from our subsidiaries” and Note 17: Capital Adequacy to our consolidated financial statements.
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

Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations include deposits, long-term borrowings, operating lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities. Our future cash payments associated with our contractual obligations are summarized below (dollars in millions):

		Payments Due By Period
At December 31, 2019	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
Deposits(1)(2)	$72,746	$57,341	$10,272	$3,222	$1,911
Borrowings(3)	25,701	5,247	9,329	5,884	5,241
Operating leases	128	14	27	28	59
Interest payments on fixed-rate debt	2,648	614	922	576	536
Purchase obligations(4)	1,237	641	369	180	47
Other liabilities(5)	301	53	72	42	134
Total contractual obligations	$102,761	$63,910	$20,991	$9,932	$7,928

(1)
Deposits do not include interest payments because payment amounts and timing cannot be reasonably estimated as certain deposit accounts have early withdrawal rights and the option to roll interest payments into the balance.

(2)	Deposits due in less than one year include deposits with indeterminate maturities.

(3)
See Note 9: Long-Term Borrowings to our consolidated financial statements for further discussion. Total future payment of interest charges for the floating-rate notes is estimated to be $392 million as of December 31, 2019, utilizing the current interest rates as of that date.

(4)
Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license, telecommunications agreements and global acceptance contracts. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at December 31, 2019 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.

(5)
Other liabilities include our expected benefit payments associated with our pension plan, the contingent liability associated with our other investments accounted for under the equity method and a commitment to purchase certain when-issued mortgage-backed securities under an agreement with the Delaware State Housing Authority as part of our community reinvestment initiatives.

As of December 31, 2019 our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $61 million and approximately $17 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty have been excluded from the contractual obligations table. See Note 15: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At December 31, 2019, our unused credit arrangements were approximately $206.7 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.

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
Our interest rate sensitive assets include our variable-rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At December 31, 2019, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets that have a fixed interest rate but contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected loan losses, which for purposes of this analysis, are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At December 31, 2019		At December 31, 2018
Basis point change	$	%	$	%
+100	$12	0.12%	$192	2.01%
-100	$(13)	(0.13)%	$(194)	(2.03)%

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Card Loan Losses — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company originates unsecured credit card loans. At December 31, 2019, these loans totaled $77 billion. The Company estimates and records an allowance for credit card loans that are impaired on a pool basis using credit loss models that incorporate historical loss data, current portfolio characteristics, and other qualitative factors. There was a significant amount of judgment required by management in selecting model inputs and in analyzing the results produced by the models to determine the recorded allowance.
Auditing the credit loss models and related inputs used to determine the allowance involved especially subjective auditor judgment due to the nature and extent of evidence provided and required significant effort, including the use of credit modeling specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit card loan losses balance included the following procedures, among others:

•	We tested the design and operating effectiveness of management’s controls over the allowance for loan losses including controls over data integrity and model assumptions.

•	We tested the completeness and accuracy of the historical borrower data, including collection data, bankruptcy statistics, portfolio characteristics, and other data used in management’s models.

•
We used our credit modeling specialists to assist us in evaluating the appropriateness of the models used to determine the allowance. We also evaluated the reasonableness of the economic assumptions used in the models by comparing such assumptions to independent sources.

•
We evaluated the model results considering economic conditions, including recent trends in national credit card loan delinquencies and charge-offs data, and performed a peer analysis to evaluate the trends in the Company’s allowance for loan losses over time and as compared to its peers.

•	We assessed the reasonableness of the model results by comparing modeled losses to actual historical losses.
Disclosure of Accounting Standard Update (“ASU”) 2016-13 Adoption — Refer to Note 1 to the financial statements
Critical Audit Matter Description
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses, which introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio. Estimates of expected credit losses under the CECL model are based on relevant information about current conditions, historical experiences and reasonable and supportable forward-looking forecasts regarding collectability of the loan portfolio.
In order to estimate the expected credit losses, new credit loss models were implemented to align with the CECL model. Assumptions used to estimate expected credit losses under the CECL model included but were not limited to key economic assumptions applied over a reasonable and supportable forecast period, and for the credit card portfolio the application of a credit card payment allocation policy. The Company disclosed that the impact of adoption on January 1, 2020 will result in an increase of $2.5 billion to the allowance for credit losses, an increase of $0.6 billion to other assets and a $1.9 billion decrease in retained earnings.
Given the estimation of credit losses significantly changes under the CECL model, including the application of new accounting policies, the use of new subjective judgments, and changes made to the loss estimation models, performing audit procedures to evaluate the disclosure of ASU 2016-13 adoption involved a high degree of auditor judgment and required significant effort, including the need to involve our credit specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the disclosure of ASU 2016-13 adoption included the following procedures, among others:

•	We tested the design and operating effectiveness of management’s controls over the CECL estimate including controls over data integrity, model assumptions and model validation.

•	We evaluated the Company’s accounting policies, methodologies, and elections involved in the adoption of the CECL model.

•	We tested the completeness and accuracy of the historical borrower data, including collection data, bankruptcy statistics, portfolio characteristics, and other data used in management’s models.

•	We used our credit modeling specialists to assist us in evaluating the appropriateness of the models used to determine the CECL estimate and examine logic for selected components of the model.

•	We also evaluated the reasonableness of the economic assumptions used in the models by comparing such assumptions to independent sources.

•
We evaluated the reasonable and supportable forecast period over which the key economic assumptions are applied, by reviewing the historical accuracy of economic forecasts and other underlying economic information management used as the basis for the selected reasonable and supportable period.

•
For the credit card loan portfolio, we evaluated the assumption of how expected credit card payments are applied to existing credit card balances to determine if it is reasonable and consistent with the CECL standard. We used our credit modeling specialists to evaluate if the approach was consistently applied in the model in accordance with the Company’s selected policy.

•	We evaluated the completeness of the Company’s disclosures related to adoption of ASU 2016-13.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 26, 2020
We have served as the Company’s auditor since the spin-off from its former parent company in 2007 and as Discover Bank’s (a wholly-owned subsidiary of the Company) auditor since 1985.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition

	December 31,
	2019	2018
	(dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$6,924	$13,299
Restricted cash	40	1,846
Investment securities (includes $10,323 and $3,133 at fair value at December 31, 2019 and 2018, respectively)	10,595	3,370
Loan receivables
Loan receivables	95,894	90,512
Allowance for loan losses	(3,383)	(3,041)
Net loan receivables	92,511	87,471
Premises and equipment, net	1,057	936
Goodwill	255	255
Intangible assets, net	155	161
Other assets	2,459	2,215
Total assets	$113,996	$109,553
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$71,955	$67,084
Non-interest bearing deposit accounts	791	675
Total deposits	72,746	67,759
Long-term borrowings	25,701	27,228
Accrued expenses and other liabilities	3,690	3,436
Total liabilities	102,137	98,423
Commitments, contingencies and guarantees (Notes 15, 18 and 19)
Stockholders’ Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 566,653,650 and 564,851,848 shares issued at December 31, 2019 and 2018, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 5,700 shares issued and outstanding and aggregate liquidation preference of $570 at December 31, 2019 and 2018	563	563
Additional paid-in capital	4,206	4,130
Retained earnings	21,290	18,906
Accumulated other comprehensive loss	(119)	(156)
Treasury stock, at cost; 256,496,492 and 233,406,005 shares at December 31, 2019 and 2018, respectively	(14,087)	(12,319)
Total stockholders’ equity	11,859	11,130
Total liabilities and stockholders’ equity	$113,996	$109,553

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

	December 31,
	2019	2018
	(dollars in millions)
Assets
Restricted cash	$40	$1,846
Loan receivables	$31,840	$33,424
Allowance for loan losses allocated to securitized loan receivables	$(1,179)	$(1,150)
Other assets	$5	$7
Liabilities
Long-term borrowings	$14,284	$16,917
Accrued expenses and other liabilities	$15	$18

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in millions, except per share amounts)
Interest income
Credit card loans	$9,690	$8,835	$7,907
Other loans	1,871	1,726	1,560
Investment securities	179	40	27
Other interest income	253	292	154
Total interest income	11,993	10,893	9,648
Interest expense
Deposits	1,587	1,238	846
Long-term borrowings	943	901	802
Total interest expense	2,530	2,139	1,648
Net interest income	9,463	8,754	8,000
Provision for loan losses	3,231	3,035	2,579
Net interest income after provision for loan losses	6,232	5,719	5,421
Other income
Discount and interchange revenue, net	1,066	1,074	1,052
Protection products revenue	194	204	223
Loan fee income	449	402	363
Transaction processing revenue	197	178	167
Other income	90	97	92
Total other income	1,996	1,955	1,897
Other expense
Employee compensation and benefits	1,738	1,627	1,512
Marketing and business development	883	857	776
Information processing and communications	409	350	315
Professional fees	753	672	655
Premises and equipment	107	102	99
Other expense	503	469	424
Total other expense	4,393	4,077	3,781
Income before income tax expense	3,835	3,597	3,537
Income tax expense	878	855	1,438
Net income	$2,957	$2,742	$2,099
Net income allocated to common stockholders	$2,908	$2,689	$2,031
Basic earnings per common share	$9.09	$7.81	$5.43
Diluted earnings per common share	$9.08	$7.79	$5.42

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in millions)
Net income	$2,957	$2,742	$2,099
Other comprehensive income, net of tax
Unrealized gains (losses) on available-for-sale investment securities, net of tax	102	16	(2)
Unrealized (losses) gains on cash flow hedges, net of tax	(39)	9	23
Unrealized pension and post-retirement plan (losses) gains, net of tax	(26)	—	(12)
Other comprehensive income	37	25	9
Comprehensive income	$2,994	$2,767	$2,108

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(dollars in millions, shares in thousands)
Balance at December 31, 2016	575	$560	562,414	$5	$3,962	$15,130	$(161)	$(8,173)	$11,323
Net income	—	—	—	—	—	2,099	—	—	2,099
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(2,081)	(2,081)
Common stock issued under employee benefit plans	—	—	79	—	5	—	—	—	5
Common stock issued and stock-based compensation expense	—	—	1,005	1	75	—	—	—	76
Dividends — common stock ($1.30 per share)	—	—	—	—	—	(490)	—	—	(490)
Dividends — Series B preferred stock ($65.00 per share)	—	—	—	—	—	(37)	—	—	(37)
Redemption of Series B preferred stock	(575)	(560)	—	—	—	(15)	—	—	(575)
Issuance of Series C preferred stock, net of issuance costs	6	563	—	—	—	—	—	—	563
Balance at December 31, 2017	6	563	563,498	6	4,042	16,687	(152)	(10,254)	10,892
Cumulative effect of ASU No. 2018-02 adoption	—	—	—	—	—	29	(29)	—	—
Net income	—	—	—	—	—	2,742	—	—	2,742
Other comprehensive income	—	—	—	—	—	—	25	—	25
Purchases of treasury stock	—	—	—	—	—	—	—	(2,065)	(2,065)
Common stock issued under employee benefit plans	—	—	96	—	6	—	—	—	6
Common stock issued and stock-based compensation expense	—	—	1,258	—	82	—	—	—	82
Dividends — common stock ($1.50 per share)	—	—	—	—	—	(521)	—	—	(521)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2018	6	563	564,852	6	4,130	18,906	(156)	(12,319)	11,130
Net income	—	—	—	—	—	2,957	—	—	2,957
Other comprehensive income	—	—	—	—	—	—	37	—	37
Purchases of treasury stock	—	—	—	—	—	—	—	(1,768)	(1,768)
Common stock issued under employee benefit plans	—	—	97	—	7	—	—	—	7
Common stock issued and stock-based compensation expense	—	—	1,705	—	69	—	—	—	69
Dividends — common stock ($1.68 per share)	—	—	—	—	—	(542)	—	—	(542)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2019	6	$563	566,654	$6	$4,206	$21,290	$(119)	$(14,087)	$11,859

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in millions)
Cash flows from operating activities
Net income	$2,957	$2,742	$2,099
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,231	3,035	2,579
Depreciation and amortization	436	435	393
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(421)	(403)	(399)
Net loss on investments and other assets	37	45	55
Other, net	(51)	(107)	361
Changes in assets and liabilities
Increase in other assets	(202)	(7)	(502)
Increase (decrease) in accrued expenses and other liabilities	209	(549)	622
Net cash provided by operating activities	6,196	5,191	5,208

Cash flows from investing activities
Maturities of other short-term investments	1,000	—	—
Purchases of other short-term investments	(1,000)	—	—
Maturities of available-for-sale investment securities	140	838	200
Purchases of available-for-sale investment securities	(7,183)	(2,554)	—
Maturities of held-to-maturity investment securities	31	18	16
Purchases of held-to-maturity investment securities	(66)	(82)	(40)
Net principal disbursed on loans originated for investment	(7,844)	(8,480)	(8,701)
Proceeds from returns of investment	—	—	17
Purchases of other investments	(68)	(65)	(65)
Purchases of premises and equipment	(284)	(254)	(218)
Net cash used for investing activities	(15,274)	(10,579)	(8,791)

Cash flows from financing activities
Proceeds from issuance of securitized debt	3,519	4,766	5,059
Maturities and repayment of securitized debt	(6,287)	(4,447)	(4,959)
Proceeds from issuance of other long-term borrowings	1,340	2,233	1,127
Maturities and repayment of other long-term borrowings	(286)	(1,756)	(404)
Proceeds from issuance of common stock	7	6	5
Purchases of treasury stock	(1,768)	(2,065)	(2,081)
Net increase in deposits	4,945	8,961	6,753
Proceeds from issuance of preferred stock	—	—	563
Payments on redemption of preferred stock	—	—	(575)
Dividends paid on common and preferred stock	(573)	(552)	(527)
Net cash provided by financing activities	897	7,146	4,961
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,181)	1,758	1,378
Cash, cash equivalents and restricted cash, at beginning of period	15,145	13,387	12,009
Cash, cash equivalents and restricted cash, at end of period	$6,964	$15,145	$13,387

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,924	$13,299	$13,306
Restricted cash	40	1,846	81
Cash, cash equivalents and restricted cash, at end of period	$6,964	$15,145	$13,387

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest expense	$2,407	$1,847	$1,396
Income taxes, net of income tax refunds	$1,088	$650	$1,424

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1.	Background and Basis of Presentation
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
It is also the Company’s policy to consolidate any VIE for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) as well as two student loan securitization trusts. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, (i) the power to direct the activities that most significantly impact the economic performance of the trust and (ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other VIE during the years ended December 31, 2019, 2018 and 2017.
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
Recently Issued Accounting Pronouncements (Not Yet Adopted)
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB also issued subsequent ASUs that clarify the scope and provide additional guidance. This ASU replaces the incurred loss model with the current expected credit loss (“CECL”) approach. For loans carried at amortized cost, the allowance for loan losses will be based on management’s current estimate of all expected credit losses over the remaining contractual term of the loans. Upon the origination of a loan, the Company will record its estimate of all expected credit losses on that loan through an immediate charge to earnings. Updates to that estimate each period will be recorded through provision expense. The CECL estimate is to be based on historical experience, current conditions and reasonable and supportable forecasts.
The CECL approach is expected to increase the Company’s allowance for loan losses as a result of: (1) recording reserves for expected losses, not simply those deemed to be already incurred, (2) extending the loss estimate period over the entire life of the loan and (3) presenting the credit loss component of the purchased credit-impaired (“PCI”) loan portfolio in the allowance for loan losses rather than embedding it within the loan carrying value. The allowance for loan losses on all loans carried at amortized cost, including loans previously referred to as PCI loans and loans modified in a troubled debt restructuring (“TDR”) will be measured under the CECL approach. Previous specialized measurement guidance for PCI loans, which the ASU refers to as purchased credit-deteriorated (“PCD”), and TDRs will be eliminated, although certain separate disclosure guidance will be retained.
Measurement of credit impairment of available-for-sale debt securities will generally remain unchanged under the new rules, but any credit impairment will be recorded through an allowance, rather than a direct write-down of the security. The Company invests in U.S. Treasury and residential mortgage-backed securities issued by government agencies, which have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and will not record an allowance for credit losses on these investments.
The ASU is effective for the Company on January 1, 2020 and requires modified-retrospective application, meaning a cumulative-effect adjustment is recorded as of the effective date without adjusting comparative periods. Management is prepared to implement the standard and will record the following as a result of adoption:

•
A $2.5 billion increase to the allowance for loan losses primarily representing the adjustment for recording reserves for expected losses, not simply those deemed to be already incurred, and extending the loss estimate period over the entire life of the loan;

•	A $0.6 billion increase to other assets related to deferred tax assets on the larger allowance for loan losses;

•	An offsetting $1.9 billion decrease, net of tax, to the opening balance of retained earnings; and

•	Immaterial adjustments to the following:

◦	The carrying value of PCD loans and related accrued interest reflected in other assets; and

◦	Accrued expenses and other liabilities to record reserves for unfunded commitments.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to capitalize most leases on their balance sheet whereas under previous GAAP, only leases previously identified as capital leases were recognized on the lessee’s balance sheet. Leases previously identified as capital leases are generally identified as financing leases under the new guidance but otherwise their accounting treatment remains relatively unchanged. Leases previously identified as operating leases generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments are required to be recognized on the balance sheet for this type of lease. The manner in which expenses associated with all leases are reported on the income statement remains mostly unchanged. Lessor accounting also remains substantially unchanged by the new standard. The new guidance became effective for the Company on January 1, 2019 and, as permitted by the standard, management elected to recognize a cumulative-effect adjustment as of the effective date without adjusting comparative prior periods. Additionally, management elected the practical expedients to not reassess prior conclusions related to (1) contracts containing leases, (2) lease classification and (3) initial direct costs. Management also made an accounting policy election to exclude short-term leases of one year or less from the balance sheet. As a result of adoption, the Company recorded immaterial adjustments to other assets and accrued expenses and other liabilities to recognize operating lease right-of-use assets of $49 million and operating lease liabilities of $56 million, respectively. Leases are not material to the Company or its consolidated financial statements.

2.	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments, with maturities of 90 days or less when purchased. Cash and cash equivalents included $959 million and $728 million of cash and due from banks and $6.0 billion and $12.6 billion of interest-earning deposits at other banks at December 31, 2019 and 2018, respectively.
Restricted Cash
Restricted cash includes cash for which the Company’s ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2019, investment securities consisted of U.S. Treasury obligations and mortgage-backed securities issued by government agencies. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”) included in stockholders’ equity. The Company estimates the fair value of available-for-sale investment securities as more fully discussed in Note 20: Fair Value Measurements. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The Company evaluates its unrealized loss positions for other-than-temporary impairment in accordance with GAAP applicable for investments in debt securities. Realized gains and losses and the credit loss portion of other-than-temporary impairments related to investment securities are determined at the individual security level and are reported in other income.
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
The estimate of cash flows expected to be collected is evaluated each reporting period to ensure it reflects management’s latest expectations of future credit losses and borrower prepayments, and interest rates in effect in the current period. To the extent expected credit losses increase after the acquisition dates, the Company will record an allowance for loan losses through the provision for loan losses, which will reduce net income. Changes in expected cash flows related to changes in prepayments or interest rate indices for variable-rate loans generally are recorded prospectively as adjustments to interest income.
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
Credit card loans are charged off at the end of the month during which an account becomes 180 days past due. Closed-end consumer loan receivables are charged off at the end of the month during which an account becomes 120 days contractually past due. Customer bankruptcies and probate accounts are charged off by the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day or 120-day time frame described above. Receivables associated with alleged or potential fraudulent transactions are adjusted to their net realizable value upon receipt of notification of such fraud through a charge to other expense and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day or 120-day time frame described above. The Company’s charge-off policies are designed to comply with guidelines established by the Federal Financial Institutions Examination Council (“FFIEC”).
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
Allowance for Loan Losses
The Company maintains an allowance for loan losses at a level that is appropriate to absorb probable losses inherent in the loan portfolio. The estimate of probable incurred losses considers uncollectible principal, interest and fees associated with the Company’s loan receivables. The allowance is evaluated quarterly for appropriateness and is maintained through an adjustment to the provision for loan losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance. Charge-offs of loan balances representing unpaid interest and fees result in a reversal of interest and fee income, respectively, which is effectively a reclassification of the provision for loan losses (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”).
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
As part of certain collection strategies, the Company may modify the terms of loans to customers experiencing financial hardship. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance are accounted for as troubled debt restructurings. The Company classifies a modified loan in which a concession has been granted to the borrower as a troubled debt restructuring based on the cumulative length of the concession period and credit quality of the borrower.
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
Premises and Equipment, net
Premises and equipment, net, are stated at cost less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a period of 39 years. The costs of improvements are capitalized and depreciated either over the asset’s estimated useful life, typically ten years to fifteen years, or over the remaining term of the lease, when applicable. Furniture and fixtures are depreciated over a period of five years to ten years. Equipment is depreciated over three years to ten years. Maintenance and repairs are immediately expensed, while the costs of improvements are capitalized.
Purchased software and capitalized costs related to internally developed software are amortized over their useful lives of three years to ten years. Costs incurred during the application development stage related to internally developed software are capitalized. Costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria as defined in GAAP have been met, external direct costs incurred for materials and services used in developing or obtaining internal-use computer software and payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project) are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use. Capitalized software is included in premises and equipment, net in the Company’s consolidated statements of financial condition. See Note 6: Premises and Equipment for further information about the Company’s premises and equipment.
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
Goodwill
Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reported goodwill relates to PULSE, which it acquired in 2005. The Company’s goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No impairment was identified during the impairment test conducted as of October 1, 2019.
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
The Company’s non-amortizable intangible assets consist primarily of the brand-related intangibles and international transaction processing rights included in the acquisition of Diners Club. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. All of the Company’s non-amortizable intangible assets are subject to a test for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As required by GAAP, if the carrying value of a non-amortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for non-amortizable intangible assets. No significant impairment concerns were identified during the impairment test conducted as of October 1, 2019.
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

Advertising Costs
The Company expenses television and radio advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $264 million, $258 million and $219 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Financial Instruments Used for Asset and Liability Management
The Company utilizes derivative financial instruments to manage its various exposures to changes in fair value of certain assets and liabilities, variability in future cash flows arising from changes in interest rates or other types of forecasted transactions, and changes in foreign exchange rates. All derivatives are carried at their estimated fair values on the Company’s consolidated statements of financial condition. Derivatives having gross positive fair values, inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivatives with gross negative fair values, inclusive of net accrued interest payments or receipts, are recorded in accrued expenses and other liabilities. The methodologies used to estimate the fair values of these derivative financial instruments are described in Note 20: Fair Value Measurements. Variation margin payments associated with derivative positions that are cleared through an exchange are legally characterized as settlements of the derivative positions. Such settlement payments are reflected as offsets to the associated derivatives balances recorded in other assets or in accrued expenses and other liabilities. The impact of settlement payments on the consolidated statements of financial condition is discussed in more detail in Note 21: Derivatives and Hedging Activities. Other cash collateral receivable or payable amounts associated with derivatives are not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits, respectively.
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
Significant Revenue Recognition Accounting Policies
Loan Interest and Fee Income
Interest on loans is comprised largely of interest on credit card loans and is recognized based on the amount of loans outstanding and their contractual interest rate. Interest on credit card loans is included in loan receivables when billed to the customer. The Company accrues unbilled interest revenue each month from a customer’s billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in accrued interest receivable on the consolidated statements of financial condition. Interest on other loan receivables is accrued each month in accordance with their contractual terms and recorded in accrued interest receivable, which is included in other assets, in the consolidated statements of financial condition. Interest related to PCI loans is discussed in Note 4: Loan Receivables.
The Company recognizes fees (except balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the life of the related balance. As of December 31, 2019 and 2018, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $67 million and $52 million, respectively. Loan fee income consists of fees on credit card loans and includes late, cash advance, returned check and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2019 and 2018, the remaining unamortized deferred costs related to loan origination were $178 million and $138 million, respectively, and were recorded in loan receivables.
The Company accrues interest and fees on loan receivables until the loans are paid or charged off, except in instances of customer bankruptcy, death or fraud, where no further interest and fee accruals occur following notification. Credit card and closed-end consumer loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a customer or suspected fraudulent activity on an account. Upon completion of the fraud investigation, non-fraudulent credit card and closed-end consumer loan receivables may resume accruing interest. Payments received on non-accrual loans are allocated according to the same payment hierarchy applied to loans that are accruing interest. When loan receivables are charged off, unpaid accrued interest and fees are reversed against the income line items in which they were originally recorded in the consolidated statements of income. Charge-offs and recoveries of amounts that relate to capitalized interest on student loans are treated as principal charge-offs and recoveries, affecting the provision for loan losses rather than interest income. The Company considers uncollectible interest and fee revenues in assessing the adequacy of the allowance for loan losses.
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
The Company pays issuer interchange to card-issuing entities that have entered into contractual arrangements to issue cards on the Discover Network and on certain transactions on the Diners Club and PULSE networks. This cost is contractually established and is based on the card-issuing organization’s transaction volume. The Company classifies this cost as a reduction of discount and interchange revenue. Costs of cardholder reward arrangements, including the Cashback Bonus reward program, are classified as reductions of discount and interchange revenue pursuant to guidance under Accounting Standards Codification (“ASC”) Topic 606 governing consideration payable to a customer. For both issuer interchange and cardholder rewards, the Company accrues the cost at the time each underlying card transaction is captured for settlement.

Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the years ended December 31, 2019, 2018 and 2017, rewards costs amounted to $1.9 billion, $1.8 billion and $1.6 billion, respectively. The liability for customer rewards was $1.7 billion and $1.6 billion at December 31, 2019 and 2018, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
Future Revenue Associated with Customer Contracts
For contracts under which the Company processes payment card transactions, the Company has the right to assess fees for services performed and to collect those fees through the settlement process. The Company generates essentially all of its discount and interchange revenue and transaction processing revenue, as well as some revenue reported as other income, through such contracts. There is no specified quantity of service promised in these contracts as the number of payment transactions is dependent upon cardholder behavior, which is outside the control of the Company and its network customers (i.e., merchants, acquirers, issuers and other network participants). As noted above, these contracts are typically without fixed durations and renew automatically. For these reasons, the Company does not make or disclose an estimate of revenue associated with performance obligations attributable to the remaining terms of these contracts. Future revenue associated with the Company’s sales-based royalty revenues earned from Diners Club licensees is similarly variable and open-ended, and therefore the Company does not make or disclose an estimate of royalties associated with performance obligations attributable to the remaining terms of the licensing and royalty arrangements. Because of the nature of the services and the manner of collection associated with the majority of the Company’s revenue from contracts with customers, material receivables or deferred revenues are not generated.

Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a distinct good or service is received by the Company in consideration for the payment and the fair value of the good or service can be reasonably estimated. If no such good or service is identified, then the entire payment is classified as contra-revenue and included in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $24 million and $23 million at December 31, 2019 and 2018, respectively.

3.	Investments
The Company’s investment securities consist of the following (dollars in millions):

	December 31,
	2019	2018
U.S. Treasury securities(1)	$9,906	$2,586
Residential mortgage-backed securities - Agency(2)	689	784
Total investment securities	$10,595	$3,370

(1)	Includes $121 million and $42 million of U.S. Treasury securities pledged as swap collateral as of December 31, 2019 and 2018, respectively.

(2)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2019
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$9,759	$155	$(8)	$9,906
Residential mortgage-backed securities - Agency	414	3	—	417
Total available-for-sale investment securities	$10,173	$158	$(8)	$10,323
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$272	$3	$(1)	$274
Total held-to-maturity investment securities	$272	$3	$(1)	$274

At December 31, 2018
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$2,559	$27	$—	$2,586
Residential mortgage-backed securities - Agency	559	—	(12)	547
Total available-for-sale investment securities	$3,118	$27	$(12)	$3,133
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$237	$—	$(4)	$233
Total held-to-maturity investment securities	$237	$—	$(4)	$233

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company’s community reinvestment initiatives.

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2019
Available-for-Sale Investment Securities
U.S. Treasury securities	11	$1,402	$(8)	$—	$—
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	58	$64	$—	$19	$(1)

At December 31, 2018
Available-for-Sale Investment Securities
Residential mortgage-backed securities - Agency	31	$110	$(1)	$437	$(11)
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	90	$101	$(1)	$83	$(3)

There were no losses related to other-than-temporary impairments and no proceeds from sales or recognized gains and losses on available-for-sale securities during the years ended December 31, 2019, 2018 and 2017. See Note 13: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the years ended December 31, 2019, 2018 and 2017.

Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the tables below (dollars in millions):

At December 31, 2019	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$870	$8,369	$520	$—	$9,759
Residential mortgage-backed securities - Agency(1)	—	85	329	—	414
Total available-for-sale investment securities	$870	$8,454	$849	$—	$10,173
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$272	$272
Total held-to-maturity investment securities	$—	$—	$—	$272	$272

Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$875	$8,511	$520	$—	$9,906
Residential mortgage-backed securities - Agency(1)	—	86	331	—	417
Total available-for-sale investment securities	$875	$8,597	$851	$—	$10,323
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$274	$274
Total held-to-maturity investment securities	$—	$—	$—	$274	$274

(1)	Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.

At December 31, 2019	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Weighted-Average Yields(1)
U.S Treasury securities	2.63%	2.20%	1.70%	—%	2.21%
Residential mortgage-backed securities - Agency	—%	1.58%	2.07%	—%	1.97%
Total available-for-sale investment securities	2.63%	2.19%	1.84%	—%	2.20%
Held-to-Maturity Investment Securities—Weighted-Average Yields
Residential mortgage-backed securities	—%	—%	—%	3.36%	3.36%
Total held-to-maturity investment securities	—%	—%	—%	3.36%	3.36%

(1)	The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.
Taxable interest on investment securities was $179 million, $40 million and $27 million for the years ended December 31, 2019, 2018 and 2017, respectively. There was no tax exempt interest on investment securities for the years ended December 31, 2019, 2018 and 2017.
Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the consolidated statements of financial condition. The portion of each investment’s operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of December 31, 2019 and 2018, the

Company had outstanding investments in these entities of $336 million and $295 million, respectively, and related contingent liabilities of $74 million and $49 million, respectively. Of the above outstanding equity investments, the Company had $298 million and $271 million of investments related to affordable housing projects as of December 31, 2019 and 2018, respectively, which had $59 million and $30 million related contingent liabilities, respectively.
The Company holds non-controlling equity positions in several payments services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company hold typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of December 31, 2019 and 2018, the carrying value of these investments, which is recorded within other assets, was $42 million and $40 million, respectively.

4.	Loan Receivables
The Company has three loan portfolio segments: credit card loans, other loans and PCI loans.
The Company’s classes of receivables within the three portfolio segments are depicted in the following table (dollars in millions):

	December 31,
	2019	2018
Credit card loans(1)	$77,181	$72,876
Other loans
Personal loans	7,687	7,454
Private student loans	8,402	7,728
Other	1,373	817
Total other loans	17,462	15,999
PCI loans(2)	1,251	1,637
Total loan receivables	95,894	90,512
Allowance for loan losses	(3,383)	(3,041)
Net loan receivables	$92,511	$87,471

(1)
Amounts include carrying values of $18.9 billion and $22.0 billion underlying investors’ interest in trust debt at December 31, 2019 and 2018, respectively, and $12.7 billion and $11.1 billion in seller’s interest at December 31, 2019 and 2018, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for additional information.

(2)
Amounts include carrying values of $292 million and $363 million in loans pledged as collateral against the note issued from a student loan securitization trust at December 31, 2019 and 2018, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for additional information.

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
Information related to the delinquent and non-accruing loans in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At December 31, 2019
Credit card loans(2)	$999	$1,020	$2,019	$940	$237
Other loans
Personal loans(3)	74	31	105	29	12
Private student loans (excluding PCI)(4)	109	36	145	35	11
Other	5	2	7	—	6
Total other loans (excluding PCI)	188	69	257	64	29
Total loan receivables (excluding PCI)	$1,187	$1,089	$2,276	$1,004	$266

At December 31, 2018
Credit card loans(2)	$885	$887	$1,772	$781	$266
Other loans
Personal loans(3)	84	35	119	33	11
Private student loans (excluding PCI)(4)	117	38	155	37	8
Other	2	1	3	—	17
Total other loans (excluding PCI)	203	74	277	70	36
Total loan receivables (excluding PCI)	$1,088	$961	$2,049	$851	$302

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $45 million, $41 million and $35 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers’ current balances and most recent interest rates.

(2)	Credit card loans that are 90 or more days delinquent and accruing interest include $175 million and $116 million of loans accounted for as TDRs at December 31, 2019 and 2018, respectively.

(3)	Personal loans that are 90 or more days delinquent and accruing interest include $7 million and $5 million of loans accounted for as TDRs at December 31, 2019 and 2018, respectively.

(4)	Private student loans that are 90 or more days delinquent and accruing interest include $10 million and $7 million of loans accounted for as TDRs at December 31, 2019 and 2018, respectively.

Information related to the net charge-offs in the Company’s loan portfolio is shown below by each class of loan receivables except for PCI student loans, which is shown under the heading “— Purchased Credit-Impaired Loans” (dollars in millions):

	For the Years Ended December 31,
	2019		2018		2017
	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)	Net Charge-offs	Net Charge-off Rate(1)
Credit card loans	$2,494	3.43%	$2,213	3.26%	$1,802	2.91%
Other loans
Personal loans	322	4.28%	308	4.15%	231	3.30%
Private student loans (excluding PCI)	69	0.85%	85	1.14%	83	1.21%
Other	1	0.02%	6	0.98%	3	0.75%
Total other loans	392	2.34%	399	2.58%	317	2.24%
Net charge-offs (excluding PCI)	$2,886	3.23%	$2,612	3.13%	$2,119	2.78%
Net charge-offs (including PCI)	$2,886	3.17%	$2,612	3.06%	$2,119	2.70%

(1)	Net charge-off rate represents net charge-off dollars (annualized) divided by average loans for the reporting period.

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
At December 31, 2019
Credit card loans	80%	20%
Personal loans	94%	6%
Private student loans (excluding PCI)(1)	94%	6%

At December 31, 2018
Credit card loans	81%	19%
Personal loans	94%	6%
Private student loans (excluding PCI)(1)	94%	6%

(1)	PCI loans are discussed under the heading “— Purchased Credit-Impaired Loans.”
For private student loans, additional credit risk management activities include monitoring the amount of loans in forbearance. Forbearance allows borrowers experiencing temporary financial difficulties and willing to make payments the ability to temporarily suspend payments. Eligible borrowers have a lifetime cap on forbearance of 12 months. At December 31, 2019 and 2018, there were $46 million and $37 million, respectively, of private student loans, including those classified as PCI, in forbearance, representing 0.8% and 0.7%, respectively, of total student loans in repayment and forbearance.

Allowance for Loan Losses
The following tables provide changes in the Company’s allowance for loan losses (dollars in millions):

	For the Year Ended December 31, 2019
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,528	$338	$169	$6	$3,041
Additions
Provision for loan losses	2,849	332	51	(1)	3,231
Deductions
Charge-offs	(3,165)	(369)	(82)	(1)	(3,617)
Recoveries	671	47	13	—	731
Net charge-offs	(2,494)	(322)	(69)	(1)	(2,886)
Other(2)	—	—	(3)	—	(3)
Balance at end of period	$2,883	$348	$148	$4	$3,383

	For the Year Ended December 31, 2018
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$2,147	$301	$162	$11	$2,621
Additions
Provision for loan losses	2,594	345	95	1	3,035
Deductions
Charge-offs	(2,734)	(345)	(97)	(6)	(3,182)
Recoveries	521	37	12	—	570
Net charge-offs	(2,213)	(308)	(85)	(6)	(2,612)
Other(2)	—	—	(3)	—	(3)
Balance at end of period	$2,528	$338	$169	$6	$3,041

	For the Year Ended December 31, 2017
	Credit Card	Personal Loans	Student Loans(1)	Other	Total
Balance at beginning of period	$1,790	$200	$158	$19	$2,167
Additions
Provision for loan losses	2,159	332	93	(5)	2,579
Deductions
Charge-offs	(2,263)	(258)	(94)	(3)	(2,618)
Recoveries	461	27	11	—	499
Net charge-offs	(1,802)	(231)	(83)	(3)	(2,119)
Other(2)	—	—	(6)	—	(6)
Balance at end of period	$2,147	$301	$162	$11	$2,621

(1)	Includes both PCI and non-PCI private student loans.

(2)	Net change in reserves on PCI pools having no remaining non-accretable difference.

Net charge-offs of principal are recorded against the allowance for loan losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Years Ended December 31,
	2019	2018	2017
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$515	$442	$353
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$123	$109	$89

The following tables provide additional detail of the Company’s allowance for loan losses and recorded investment in its loan portfolio by impairment methodology (dollars in millions):

	Credit Card	Personal Loans	Student Loans(1)	Other Loans	Total
At December 31, 2019
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,283	$281	$95	$4	$2,663
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	600	67	31	—	698
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	22	—	22
Total allowance for loan losses	$2,883	$348	$148	$4	$3,383
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$73,819	$7,479	$8,133	$1,330	$90,761
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	3,362	208	269	43	3,882
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,251	—	1,251
Total recorded investment	$77,181	$7,687	$9,653	$1,373	$95,894

At December 31, 2018
Allowance for loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$2,229	$292	$121	$4	$2,646
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	299	46	23	2	370
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	25	—	25
Total allowance for loan losses	$2,528	$338	$169	$6	$3,041
Recorded investment in loans evaluated for impairment as
Collectively evaluated for impairment in accordance with ASC 450-20	$70,628	$7,302	$7,546	$761	$86,237
Evaluated for impairment in accordance with ASC 310-10-35(2)(3)	2,248	152	182	56	2,638
Acquired with deteriorated credit quality, evaluated in accordance with ASC 310-30	—	—	1,637	—	1,637
Total recorded investment	$72,876	$7,454	$9,365	$817	$90,512

(1)	Includes both PCI and non-PCI private student loans.

(2)
Loan receivables evaluated for impairment in accordance with ASC 310-10-35 include credit card loans, personal loans and student loans collectively evaluated for impairment in accordance with ASC Subtopic 310-40, Receivables, which consists of modified loans accounted for as TDRs. Other loans are individually evaluated for impairment and generally do not represent TDRs.

(3)
The unpaid principal balance of credit card loans was $3.0 billion and $2.0 billion at December 31, 2019 and 2018, respectively. All loans accounted for as TDRs have a related allowance for loan losses.

Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, personal loan and student loan borrowers who may be experiencing financial hardship. The Company continually evaluates new programs to determine which of them meet the definition of a TDR. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs are also available for credit card and personal loans. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance, result in the loans being classified as individually impaired. In addition, loans that defaulted or graduated from modification programs or forbearance continue to be classified as individually impaired.
For credit card customers, the Company offers both temporary and permanent hardship programs. The temporary hardship programs consist of an interest rate reduction and in some cases a reduced minimum payment, both lasting for a period no longer than 12 months. Charging privileges on these loans are generally suspended while in the program and if certain criteria are met, may be reinstated following completion of the program. Balances remaining at the end of the program as well as any new charges continue to be included in the balance of TDRs, contributing to the growth in total TDRs disclosed. In addition to helping customers with their credit needs, these programs are designed to maximize the collection cash flows and ultimately the Company’s profitability.
The permanent modification program involves closing the account, changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent modification program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes permanent loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. These loans remain in the population of TDRs until they are paid off or charged off.
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
At December 31, 2019, there was $5.6 billion of private student loans in repayment, which includes both PCI and non-PCI loans. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A non-PCI modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and an evaluation of the credit quality of the borrower based on FICO scores.
Borrower performance after using payment programs or forbearance is monitored and the Company believes the programs are useful in assisting customers experiencing financial difficulties and help to prevent defaults. The Company plans to continue to use payment programs and forbearance as a means to provide relief to customers experiencing temporary financial difficulties and, as a result, expects to have additional loans classified as TDRs in the future.

Additional information about modified loans classified as TDRs is shown below (dollars in millions):

	Average recorded investment in loans	Interest income recognized during period loans were impaired(1)	Gross interest income that would have been recorded with original terms(2)
For the Year Ended December 31, 2019
Credit card loans(3)	$2,821	$347	$202
Personal loans	$180	$18	$10
Private student loans	$226	$18	$1

For the Year Ended December 31, 2018
Credit card loans(3)	$1,737	$180	$137
Personal loans	$130	$14	$6
Private student loans	$158	$13	$—

For the Year Ended December 31, 2017
Credit card loans(3)	$1,159	$107	$86
Personal loans	$94	$10	$4
Private student loans	$113	$8	$—

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

(3)
Includes credit card loans that were modified in TDRs, but are no longer enrolled in a TDR program due to noncompliance with the terms of the modification or due to successful completion of a program after which charging privileges may be reinstated based on customer-level evaluation. The average balance of credit card loans that were no longer enrolled in a TDR program was $916 million, $430 million and $339 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

In order to evaluate the primary financial effects that resulted from credit card loans entering into a loan modification program during the years ended December 31, 2019, 2018 and 2017, the Company quantified the amount by which interest and fees were reduced during the periods. During the years ended December 31, 2019, 2018 and 2017, the Company forgave approximately $73 million, $48 million and $40 million, respectively, of interest and fees as a result of accounts entering into a credit card loan modification program.
The following table provides information on loans that entered a loan modification program during the period (dollars in millions):

	For the Years Ended December 31,
	2019		2018		2017
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a loan modification program during the period
Credit card loans	368,009	$2,364	268,817	$1,713	133,139	$776
Personal loans	10,945	$147	8,260	$111	6,567	$82
Private student loans	6,742	$124	4,057	$74	3,942	$69

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Years Ended December 31,
	2019		2018		2017
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	71,326	$410	42,659	$239	34,210	$183
Personal loans(2)	4,152	$59	2,955	$40	1,915	$25
Private student loans(3)	1,406	$27	1,041	$19	939	$16

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain revoked in most cases.

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
Of the account balances that defaulted as shown above for the years ended December 31, 2019, 2018 and 2017, approximately 38%, 36% and 37%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a loan modification program. For accounts that have defaulted from a loan modification program and have not been subsequently charged off, the balances are included in the allowance for loan loss analysis discussed above under “— Allowance for Loan Losses.”
Purchased Credit-Impaired Loans
Purchased loans with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are considered impaired at acquisition and are reported as PCI loans. The private student loans acquired as part of the Company’s acquisition of The Student Loan Corporation (“SLC”) as well as the additional acquired private student loan portfolio comprise the Company’s only PCI loans at December 31, 2019 and 2018. Total PCI student loans had an outstanding balance of $1.3 billion and $1.7 billion, including accrued interest, and a related carrying amount of $1.3 billion and $1.6 billion, as of December 31, 2019 and 2018, respectively.
The following table provides changes in accretable yield for the acquired loans during each period (dollars in millions):

	For the Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$548	$669	$796
Accretion into interest income	(119)	(139)	(159)
Other changes in expected cash flows	23	18	32
Balance at end of period	$452	$548	$669

Periodically, the Company updates the estimate of cash flows expected to be collected based on management’s latest expectations of future net credit losses, borrower prepayments and certain other assumptions that affect cash flows. No provision expense was recorded during the years ended December 31, 2019, 2018 and 2017. The allowance for PCI loan losses at December 31, 2019 and 2018 was $22 million and $25 million, respectively. For the years ended December 31, 2019, 2018 and 2017, the increase in accretable yield was primarily due to changes in rates on variable-rate loans. Changes to accretable yield are recognized prospectively as an adjustment to yield over the remaining life of the pools.
At December 31, 2019, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.92% and 0.80%, respectively. At December 31, 2018, the 30 or more days delinquency and 90 or more days delinquency rates on PCI student loans (which include loans not yet in repayment) were 2.93% and 0.78%, respectively. These rates include private student loans that are greater than 120 days delinquent that are covered by an indemnification agreement or insurance arrangements through which the Company expects to recover a substantial portion of the loan. The net charge-off rate on PCI student loans for the years ended December 31, 2019, 2018 and 2017 was 0.47%, 0.63% and 0.71%, respectively.
Geographical Distribution of Loans
The Company originates credit card loans throughout the United States. The geographic distribution of the Company’s credit card loan receivables was as follows (dollars in millions):

	December 31,
	2019		2018
	$	%	$	%
California	$7,110	9.2%	$6,620	9.1%
Texas	6,543	8.5	6,155	8.4
New York	5,335	6.9	5,040	6.9
Florida	5,176	6.7	4,815	6.6
Illinois	4,084	5.3	3,878	5.3
Pennsylvania	3,873	5.0	3,712	5.1
Ohio	3,207	4.2	3,039	4.2
New Jersey	2,807	3.6	2,661	3.7
Georgia	2,325	3.0	2,160	3.0
Michigan	2,165	2.8	2,042	2.8
Other	34,556	44.8	32,754	44.9
Total credit card loans	$77,181	100%	$72,876	100%

The Company originates personal loans, student loans and other loans, and has PCI loans throughout the United States. The geographic distribution of personal, student, other and PCI loan receivables was as follows (dollars in millions):

	December 31,
	2019		2018
	$	%	$	%
New York	$1,859	9.9%	$1,834	10.4%
California	1,764	9.4	1,656	9.4
Pennsylvania	1,275	6.8	1,221	6.9
Illinois	1,157	6.2	1,098	6.2
Texas	1,151	6.2	1,071	6.1
New Jersey	980	5.2	925	5.2
Florida	930	5.0	838	4.8
Ohio	739	4.0	698	4.0
Massachusetts	594	3.2	584	3.3
Michigan	585	3.1	560	3.2
Other	7,679	41.0	7,151	40.5
Total other loans (including PCI loans)	$18,713	100%	$17,636	100%

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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2019	2018
Restricted cash	$28	$1,834

Investors’ interests held by third-party investors	14,100	16,800
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	4,796	5,211
Seller’s interest	12,652	11,050
Loan receivables(1)	31,548	33,061
Allowance for loan losses allocated to securitized loan receivables(1)	(1,179)	(1,150)
Net loan receivables	30,369	31,911
Other	5	7
Carrying value of assets of consolidated variable interest entities	$30,402	$33,752

(1)
The Company maintains its allowance for loan losses at an amount sufficient to absorb probable losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of December 31, 2019, no economic or other early amortization events have occurred.

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
Student Loan Securitization Activities
Student loan trust receivables are recorded in PCI loans and the related debt issued by the trusts is reported in long-term borrowings. The assets of the trusts are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts. With the exception of the trusts’ restricted assets, the trusts and investors have no recourse to the Company’s other assets or the Company’s general credit for a shortage in cash flows.
Securities issued to investors are outstanding from only one of the two remaining student loan securitization trusts. Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are used as collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trust until cash is released in accordance with the trust indenture agreement. Similar to the credit card securitizations, the Company continues to own and service the accounts that generate the student loan receivables held by the trust and receives servicing fees from the trust based on a percentage of the principal balance outstanding. Although the servicing fee income offsets the fee expense related to the trust and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income, net of related expenses.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2019	2018
Restricted cash	$12	$12
Student loan receivables	292	363
Carrying value of assets of consolidated variable interest entities	$304	$375

6.	Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2019	2018
Land	$42	$42
Buildings and improvements	693	671
Furniture, fixtures and equipment	1,082	989
Software	851	696
Premises and equipment	2,668	2,398
Less: accumulated depreciation	(1,276)	(1,193)
Less: accumulated amortization of software	(335)	(269)
Premises and equipment, net	$1,057	$936

Depreciation expense was $84 million, $75 million and $76 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense on capitalized software was $80 million, $67 million and $52 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7.	Goodwill and Intangible Assets
Goodwill
As of December 31, 2019 and 2018, the Company had goodwill of $255 million related to PULSE, part of the Payment Services segment. The Company conducted its annual goodwill impairment test as of October 1, 2019 and 2018 and no impairment charges were identified.
Intangible Assets
The Company’s amortizable intangible assets consisting of customer relationships and trade names resulted from various acquisitions and are primarily included in the Payment Services segment.
Non-amortizable intangible assets consist primarily of trade name intangibles and international transaction processing rights included in the Payment Services segment. The Company conducted its annual impairment test of intangible assets as of October 1, 2019 and 2018 and no material impairment charges were identified.
The following table summarizes the Company’s intangible assets (dollars in millions):

	December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets
Customer relationships	$69	$68	$1	$69	$67	$2
Trade name and other	8	5	3	8	4	4
Total amortizable intangible assets	77	73	4	77	71	6
Non-amortizable intangible assets
Trade names	128	—	128	132	—	132
International transaction processing rights	23	—	23	23	—	23
Total non-amortizable intangible assets	151	—	151	155	—	155
Total intangible assets	$228	$73	$155	$232	$71	$161

Amortization expense related to the Company’s intangible assets was not material for the years ended December 31, 2019, 2018 and 2017 and the expected amortization expense for the next five years based on intangible assets at the end of the current period is not material, either individually or in the aggregate.

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	December 31,
	2019	2018
Certificates of deposit in amounts less than $100,000	$25,113	$27,947
Certificates of deposit in amounts $100,000 or greater(1)	9,268	6,841
Savings deposits, including money market deposit accounts	37,574	32,296
Total interest-bearing deposits	$71,955	$67,084

(1)
Includes $2.6 billion and $1.7 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation (“FDIC”) insurance limit, as of December 31, 2019 and 2018, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

December 31, 2019
Three months or less	$1,576
Over three months through six months	1,516
Over six months through twelve months	3,429
Over twelve months	2,747
Total	$9,268

The following table summarizes certificates of deposit maturing over each of the next five years and thereafter (dollars in millions):

December 31, 2019
2020	$18,976
2021	6,980
2022	3,292
2023	1,913
2024	1,309
Thereafter	1,911
Total	$34,381

9.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	December 31, 2019				December 31, 2018
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2020-2024	1.85%-3.32%	2.50%	$8,609	$10,657
Floating-rate asset-backed securities(2)(3)	2020-2024	1.97%-2.46%	2.15%	5,515	6,063
Total Discover Card Master Trust I and Discover Card Execution Note Trust				14,124	16,720

Floating-rate asset-backed security(4)(5)	2031	5.75%	5.75%	160	197
Total student loan securitization trust				160	197
Total long-term borrowings - owed to securitization investors				14,284	16,917

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75%-5.20%	4.16%	3,296	2,743
Fixed-rate retail notes	2021-2031	2.85%-4.60%	3.73%	340	346

Discover Bank
Fixed-rate senior bank notes(1)	2020-2028	2.45%-4.65%	3.55%	6,785	6,027
Fixed-rate subordinated bank notes(1)	2020-2028	4.68%-7.00%	5.84%	996	1,195
Total long-term borrowings				$25,701	$27,228

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”) or Overnight Index Swap (“OIS”) Rate. Use of these interest rate swaps impacts carrying value of the debt. See Note 21: Derivatives and Hedging Activities.

(2)
Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points and Commercial paper rate + 55 basis points as of December 31, 2019.

(3)
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 21: Derivatives and Hedging Activities.

(4)	The student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of December 31, 2019.

(5)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The date shown represents final maturity date.
The following table summarizes long-term borrowings maturing over each of the next five years and thereafter (dollars in millions):

Amount
2020	$5,247
2021	4,210
2022	5,119
2023	3,319
2024	2,565
Thereafter	5,241
Total	$25,701

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2019, the total commitment of secured credit facilities through private providers was $6.0 billion, $500 million of which was drawn at December 31, 2019. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar years 2021 through 2022. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

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
Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Years Ended December 31,
	2019	2018	2017
RSUs	$49	$49	$44
PSUs	20	32	31
Total stock-based compensation expense	$69	$81	$75

Income tax benefit	$12	$15	$28

RSUs
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2018	2,606,494		$154
Granted	878,380
Conversions to common stock	(1,230,886)
Forfeited	(105,012)
RSUs at December 31, 2019	2,148,976	0.91	$182
Vested and convertible RSUs at December 31, 2019	776,484	—	$66

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 2018(1)	1,041,158	$68.16
Granted	878,380	$73.52
Vested	(709,964)	$67.49
Forfeited	(105,012)	$73.67
Unvested RSUs at December 31, 2019(1)	1,104,562	$72.33

(1)	Unvested RSUs represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
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
The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2019	2018	2017
Intrinsic value of RSUs converted to common stock	$93	$67	$41
Grant-date fair value of RSUs vested	$48	$54	$37
Weighted-average grant-date fair value of RSUs granted	$73.52	$77.53	$70.62

As of December 31, 2019, there was $29 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.91 years.
RSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.

PSUs
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2018(1)	933,642	$62.25		$55
Granted	248,185	$71.62
Conversions to common stock	(441,370)	$48.59
Forfeited	(16,924)	$72.59
PSUs at December 31, 2019(1)(2)(3)(4)	723,533	$73.56	1.07	$61

(1)    All PSUs outstanding at December 31, 2019 and December 31, 2018 are unvested PSUs.

(2)
Includes 243,100 PSUs granted in 2017 that are earned based on the Company’s achievement of earnings per share (“EPS”) during the three-year performance period which ends December 31, 2019 and are subject to the requisite service period which ended February 1, 2020.

(3)
Includes 246,503 PSUs granted in 2018 that are earned based on the Company’s achievement of EPS during the three-year performance period which ends December 31, 2020 and are subject to the requisite service period which ends February 1, 2021.

(4)
Includes 233,930 PSUs granted in 2019 that may be earned based on the Company’s achievement of EPS during the three-year performance period which ends December 31, 2021 and are subject to the requisite service period which ends February 1, 2022.

Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Each PSU outstanding at December 31, 2019 is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to 1.5 shares per unit of the Company’s common stock on the conversion date for the PSU, contingent on the number of PSUs to be issued. PSUs have a performance period of three years and a vesting period of three years. The requisite service period of an award, having both performance and service conditions, is the longest of the explicit, implicit and derived service periods.
The following table summarizes the total intrinsic value of the PSUs converted to common stock and the total grant-date fair value of PSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2019	2018	2017
Intrinsic value of PSUs converted to common stock	$33	$30	$27
Grant-date fair value of PSUs vested	$21	$17	$18
Weighted-average grant-date fair value of PSUs granted	$71.62	$77.75	$71.17

As of December 31, 2019, there was $5 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.0 year.
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
Net Periodic Benefit Cost
Net periodic benefit cost expensed by the Company included the following components (dollars in millions):

	For the Years Ended December 31,
	2019	2018	2017
Interest cost on projected benefit obligation	$23	$22	$23
Expected return on plan assets	(29)	(26)	(25)
Net amortization	4	5	4
Net periodic benefit (income) cost	$(2)	$1	$2

Accumulated Other Comprehensive Income
Pretax amounts recognized in AOCI that have not yet been recognized as components of net periodic benefit cost consist of (dollars in millions):

December 31, 2019
Prior service credit	$1
Net loss	(294)
Total	$(293)

Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Discover Pension Plan’s funded status (dollars in millions):

	For the Years Ended December 31,
	2019	2018
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$550	$603
Interest cost	23	22
Actuarial losses (gains)	98	(57)
Benefits paid	(21)	(18)
Benefit obligation at end of year	650	550

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	455	424
Actual return on plan assets	91	(36)
Employer contributions	—	85
Benefits paid	(21)	(18)
Fair value of plan assets at end of year	525	455

Unfunded status (recorded in accrued expenses and other liabilities)	$(125)	$(95)

Actuarial losses and gains on the benefit obligation were primarily driven by changes in the discount rate for the years ended December 31, 2019 and 2018.
Assumptions
The following table presents the assumptions used to determine the benefit obligation:

	December 31,
	2019	2018
Discount rate	3.30%	4.27%

The following table presents the assumptions used to determine net periodic benefit cost:

	For the Years Ended December 31,
	2019	2018	2017
Discount rate	4.27%	3.68%	4.29%
Expected long-term rate of return on plan assets	6.15%	6.15%	6.50%

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
Discover Pension Plan Assets
The targeted asset allocation for 2020 by asset class is 72% and 28% for fixed income securities and equity securities, respectively. The Discover Financial Services Retirement Plan Investment Committee (the “Investment Committee”) determined the asset allocation targets for the Discover Pension Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns were considered as well.
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
Both the fixed income and equity portions of the asset allocation use a combination of active and passive investment strategies and different investment styles. The fixed income asset allocation consists of longer duration fixed income securities in order to help reduce plan exposure to interest rate variation and to better correlate assets with obligations. The longer duration fixed income allocation is expected to help stabilize the funding status ratio over the long term.
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

	Level 1	Level 2	Level 3	Net Asset Value	Total	Net Asset Allocation
Balance at December 31, 2019
Assets
Cash	$7	$—	$—	$—	$7	1%
Domestic small/mid cap equity fund	—	6	—	—	6	1%
Emerging markets equity fund	—	—	—	16	16	3%
Global equity fund	—	73	3	45	121	23%
Domestic large cap equity fund	—	8	—	—	8	2%
Long duration credit fund	—	205	—	—	205	39%
Non-core fixed income fund	—	—	64	—	64	12%
U.S. Treasury securities	87	—	—	—	87	17%
Temporary investment fund	—	15	—	—	15	3%
Total assets	94	307	67	61	529
Liabilities
Futures contracts	—	4	—	—	4	1%
Total liabilities	—	4	—	—	4
Net assets	$94	$303	$67	$61	$525	100%

Balance at December 31, 2018
Assets
Domestic small/mid cap equity fund	$—	$6	$—	$—	$6	1%
Emerging markets equity fund	—	—	—	17	17	4%
Global equity fund	—	82	—	42	124	27%
Domestic large cap equity fund	—	7	—	—	7	2%
Long duration credit fund	—	125	—	—	125	28%
Futures contracts	—	6	—	—	6	1%
Non-core fixed income fund	—	—	65	—	65	14%
U.S. Treasury securities	59	—	—	—	59	13%
Stable value fund	—	1	—	—	1	—%
Temporary investment fund	—	45	—	—	45	10%
Total assets	$59	$272	$65	$59	$455	100%

Cash Flows
The Company does not expect to make any contributions to the Discover Pension Plan in 2020.
Expected benefit payments associated with the Discover Pension Plan for each of the next five years and in aggregate for the years thereafter are as follows (dollars in millions):

December 31, 2019
2020	$16
2021	$18
2022	$19
2023	$20
2024	$22
Following five years thereafter	$132

Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. The pretax expense associated with the Company contributions for the years ended December 31, 2019, 2018 and 2017 was $87 million, $69 million and $64 million, respectively.

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
Stock Repurchase Program
On July 18, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.2 billion of its outstanding shares of common stock. The program expires on September 30, 2020 and may be terminated at any time. During the year ended December 31, 2019, the Company repurchased approximately 22 million shares for $1.7 billion.

13.	Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Investment Securities, Net of Tax	Gains (Losses) on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Year Ended December 31, 2019
Balance at December 31, 2018	$10	$22	$(188)	$(156)
Net change	102	(39)	(26)	37
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)

For the Year Ended December 31, 2018
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)
Cumulative effect of ASU No. 2018-02 adoption(1)	(1)	3	(31)	(29)
Net change	16	9	—	25
Balance at December 31, 2018	$10	$22	$(188)	$(156)

For the Year Ended December 31, 2017
Balance at December 31, 2016	$(3)	$(13)	$(145)	$(161)
Net change	(2)	23	(12)	9
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)

(1)	Represents the adjustment to AOCI as a result of adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the second quarter of 2018.

The following table presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Year Ended December 31, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$135	$(33)	$102
Net change	$135	$(33)	$102
Cash Flow Hedges
Net unrealized losses arising during the period	$(42)	$7	$(35)
Amounts reclassified from AOCI	(5)	1	(4)
Net change	$(47)	$8	$(39)
Pension Plan
Unrealized losses arising during the period	$(34)	$8	$(26)
Net change	$(34)	$8	$(26)

For the Year Ended December 31, 2018
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$23	$(7)	$16
Net change	$23	$(7)	$16
Cash Flow Hedges
Net unrealized gains arising during the period	$17	$(4)	$13
Amounts reclassified from AOCI	(6)	2	(4)
Net change	$11	$(2)	$9

For the Year Ended December 31, 2017
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(3)	$1	$(2)
Net change	$(3)	$1	$(2)
Cash Flow Hedges
Net unrealized gains arising during the period	$23	$(9)	$14
Amounts reclassified from AOCI	15	(6)	9
Net change	$38	$(15)	$23
Pension Plan
Unrealized losses arising during the period	$(15)	$3	$(12)
Net change	$(15)	$3	$(12)

14.	Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2019	2018	2017
Postage	$93	$86	$78
Fraud losses and other charges	96	83	89
Supplies	34	29	39
Incentive expense	84	85	37
Other expense	196	186	181
Total other expense	$503	$469	$424

15.	Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2019	2018	2017
Current
U.S. federal	$836	$839	$1,056
U.S. state and local	175	206	96
Total	1,011	1,045	1,152
Deferred
U.S. federal	(116)	(163)	288
U.S. state and local	(17)	(27)	(2)
Total	(133)	(190)	286
Income tax expense	$878	$855	$1,438

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.5	3.6	3.1
Revaluation of net deferred tax assets and other investments due to tax reform(1)	—	—	5.1
Tax credits	(1.4)	(1.3)	(1.3)
Other	(0.2)	0.5	(1.2)
Effective income tax rate	22.9%	23.8%	40.7%

(1)	See Note 3: Investments — Other Investments for a description of these investments.
For the year ended December 31, 2019, income tax expense increased $23 million, or 2.7%, and the effective income tax rate decreased 0.9 percentage points as compared to the year ended December 31, 2018. The increase in income tax expense was primarily driven by increased pretax income. The effective tax rate decreased primarily due to the resolution of certain tax matters.
Income tax expense decreased $583 million, or 40.5%, and the effective tax rate decreased 16.9 percentage points for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in both the effective tax rate and income tax expense was primarily due to a reduction in the U.S. federal statutory income tax rate from 35% to 21% and other impacts of the Tax Cuts and Jobs Act of 2017.

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

	December 31,
	2019	2018
Deferred tax assets
Allowance for loan losses	$819	$730
Compensation and benefits	65	65
Other	50	44
Total deferred tax assets before valuation allowance	934	839
Valuation allowance	(1)	(1)
Total deferred tax assets, net of valuation allowance	933	838
Deferred tax liabilities
Depreciation and software amortization	(167)	(137)
Customer fees and rewards	(81)	(159)
Unrealized gains	(33)	(8)
Intangibles	(28)	(26)
Deferred loan origination costs	(28)	(23)
Debt exchange premium	(26)	(34)
Other	(19)	(17)
Total deferred tax liabilities	(382)	(404)
Net deferred tax assets	$551	$434

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$83	$123	$158
Additions
Current year tax positions	4	5	9
Prior year tax positions	—	6	23
Reductions
Prior year tax positions	(22)	(17)	(41)
Settlements with taxing authorities	—	(25)	(25)
Expired statute of limitations	(4)	(9)	(1)
Balance at end of period(1)	$61	$83	$123

(1)
For the years ended December 31, 2019, 2018 and 2017, amounts included $54 million, $74 million and $105 million, respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were $14 million and $15 million for the years ended December 31, 2019 and 2018, respectively.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in various state, local and foreign tax jurisdictions. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The years 2011-2015 are currently under review by the IRS Office of Appeals. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
The Company has an immaterial amount of state net operating loss carryforwards that are subject to a partial valuation allowance as of December 31, 2019 and 2018.

16.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (in millions, except per share amounts):

	For the Years Ended December 31,
	2019	2018	2017
Numerator
Net income	$2,957	$2,742	$2,099
Preferred stock dividends	(31)	(31)	(37)
Issuance costs for Series B preferred stock redemption	—	—	(15)
Net income available to common stockholders	2,926	2,711	2,047
Income allocated to participating securities	(18)	(22)	(16)
Net income allocated to common stockholders	$2,908	$2,689	$2,031

Denominator
Weighted-average shares of common stock outstanding	320	344	374
Effect of dilutive common stock equivalents	—	1	—
Weighted-average shares of common stock outstanding and common stock equivalents	320	345	374

Basic earnings per common share	$9.09	$7.81	$5.43
Diluted earnings per common share	$9.08	$7.79	$5.42

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the years ended December 31, 2019, 2018 and 2017.

17.	Capital Adequacy
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
The Company and Discover Bank are subject to regulatory and capital rules issued by the Federal Reserve and FDIC, respectively, under the Basel Committee’s December 2010 framework (“Basel III rules”). The Basel III rules, which became effective for the Company January 2015, were subject to phase-in periods through the end of 2018, based on the Company being classified as a “Standardized Approach” entity. As of January 1, 2019, the Basel III rules subject to transition have all been fully phased in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen will be replaced with new permanent rules effective in April 2020 with the option to early adopt beginning on January 1, 2020.
As of December 31, 2019, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered “well-capitalized” under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company’s or Discover Bank’s category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
December 31, 2019
Total capital (to risk-weighted assets)
Discover Financial Services	$13,250	13.5%	$7,860	≥8.0%	$9,825	≥10.0%
Discover Bank	$13,441	13.8%	$7,776	≥8.0%	$9,720	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,595	11.8%	$5,895	≥6.0%	$5,895	≥6.0%
Discover Bank	$11,203	11.5%	$5,832	≥6.0%	$7,776	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,595	10.3%	$4,482	≥4.0%	N/A	N/A
Discover Bank	$11,203	10.1%	$4,435	≥4.0%	$5,544	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$11,032	11.2%	$4,421	≥4.5%	N/A	N/A
Discover Bank	$11,203	11.5%	$4,374	≥4.5%	$6,318	≥6.5%

December 31, 2018
Total capital (to risk-weighted assets)
Discover Financial Services	$12,532	13.5%	$7,450	≥8.0%	$9,312	≥10.0%
Discover Bank	$13,106	14.2%	$7,372	≥8.0%	$9,215	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$10,895	11.7%	$5,587	≥6.0%	$5,587	≥6.0%
Discover Bank	$10,834	11.8%	$5,529	≥6.0%	$7,372	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$10,895	10.1%	$4,308	≥4.0%	N/A	N/A
Discover Bank	$10,834	10.2%	$4,265	≥4.0%	$5,332	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$10,332	11.1%	$4,191	≥4.5%	N/A	N/A
Discover Bank	$10,834	11.8%	$4,147	≥4.5%	$5,990	≥6.5%

(1)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions.

(2)
The Basel III rules do not establish well-capitalized thresholds for these measures for bank holding companies. Existing well-capitalized thresholds established in the Federal Reserve’s Regulation Y have been included where available.

The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. Discover Bank paid dividends of $2.5 billion, $2.4 billion and $1.9 billion in the years ended December 31, 2019, 2018 and 2017, respectively, to the Company.

18.	Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company’s commitments, contingencies and guarantee relationships are described below.
Commitments
Unused Credit Arrangements
At December 31, 2019, the Company had unused credit arrangements for loans of approximately $206.7 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $160 million as of December 31, 2019.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2019, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2019, 2018 and 2017.
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
The following table summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Aggregate sales transaction volume(1)	$172,463	$158,910	$143,551

(1)	Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.

The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees as of December 31, 2019 or 2018. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of December 31, 2019 and 2018, the Company had escrow deposits and settlement withholdings of $8 million and $10 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.

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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company’s consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. Certain subsidiaries of the Company are subject to a consent order with the Consumer Financial Protection Bureau (the “CFPB”) regarding certain student loan servicing practices, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion, and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement related expense was not material for the years ended December 31, 2019, 2018 and 2017.
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
On February 13, 2020, the Federal Reserve Board announced that the May 26, 2015 written agreement between the Company and the Federal Reserve Bank of Chicago related to the Company’s enterprise-wide anti-money laundering and related compliance programs has been terminated effective February 5, 2020.
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, SLC and Discover Products Inc. (the “Discover Subsidiaries”), agreed to a consent order with the CFPB resolving the agency’s investigation with respect to certain student loan servicing practices. The order required the Discover Subsidiaries to provide redress of approximately $16 million to consumers who may have been affected by the activities described in the order related to certain collection calls, overstatements of minimum payment due amounts in billing statements, and provision of interest paid information to consumers, and provide regulatory disclosures with respect to loans acquired in default. In addition, the Discover Subsidiaries were required to pay a $2.5 million civil money penalty to the CFPB. As required by the consent order, on October 19, 2015, the Discover Subsidiaries submitted to the CFPB a redress plan and a compliance plan designed to ensure that the Discover Subsidiaries provide redress and otherwise comply with the terms of the order. The CFPB is currently investigating Discover Bank’s compliance with the order and certain student loan servicing practices. Discover Bank is cooperating with the CFPB in connection with the investigation. Discover Bank is enhancing the compliance plan submitted to the CFPB in 2015. The investigation could lead to a supervisory action, which may result in legal fees, penalties, fines and remediation expenses, and could require Discover Bank to change certain business practices.
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks, and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys’ fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On March 11, 2018, the Court entered an order denying the plaintiffs’ motion for class certification without prejudice to filing a renewed motion. Plaintiffs filed a renewed motion for class certification on July 16, 2018. Defendants filed their Opposition to Class Certification on March 15, 2019; a hearing date is yet to be scheduled. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.
On September 20, 2019, a putative class action was filed against the Company in the Northern District of Illinois (Bonoan v. Discover Financial Services) alleging violations of the Telephone Consumer Protection Act. The plaintiff alleges the Company placed telephone calls to wrong or reassigned cellular telephone numbers without consent. The plaintiff seeks an injunction, statutory damages, treble damages, reasonable attorney fees, costs and expenses. The case was dismissed on November 8, 2019.

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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2019
Assets
Fair value - OCI
U.S. Treasury securities	$9,906	$—	$—	$9,906
Residential mortgage-backed securities - Agency	—	417	—	417
Available-for-sale investment securities	$9,906	$417	$—	$10,323

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$4	$—	$4
Derivative financial instruments - foreign exchange forward contracts(1)	$—	$1	$—	$1

Balance at December 31, 2018
Assets
Fair value - OCI
U.S. Treasury securities	$2,586	$—	$—	$2,586
Residential mortgage-backed securities - Agency	—	547	—	547
Available-for-sale investment securities	$2,586	$547	$—	$3,133

Derivative financial instruments - cash flow hedges(1)	$—	$8	$—	$8

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$5	$—	$5

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

(1)
Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company’s consolidated statements of financial condition.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2019 and 2018.

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
At December 31, 2019, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $408 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. The Company had no material impairments related to these assets during the years ended December 31, 2019 and 2018.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company’s financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$274	$—	$274	$272
Held-to-maturity investment securities	$—	$274	$—	$274	$272

Net loan receivables	$—	$—	$96,094	$96,094	$92,511

Carrying value approximates fair value(1)
Cash and cash equivalents	$6,924	$—	$—	$6,924	$6,924
Restricted cash	$40	$—	$—	$40	$40
Accrued interest receivables(2)	$—	$1,044	$—	$1,044	$1,044

Liabilities
Amortized cost
Time deposits(3)	$—	$34,910	$—	$34,910	$34,381

Long-term borrowings - owed to securitization investors	$—	$14,211	$172	$14,383	$14,284
Other long-term borrowings	—	12,189	—	12,189	11,417
Long-term borrowings	$—	$26,400	$172	$26,572	$25,701

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$283	$—	$283	$283

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on credit card securitized debt and deposits. The Company’s outstanding cash flow hedges are for an initial maximum period of seven years for deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company’s Federal Funds rate-based interest payments, and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at December 31, 2019 will be reclassified to interest expense as interest payments are accrued on certain of the Company’s floating-rate securitized debt and deposits. During the next 12 months, the Company estimates it will reclassify $5 million of pretax expense to interest expense related to its derivatives designated as cash flow hedges.
Fair Value Hedges
The Company is exposed to changes in fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, attributable to changes in LIBOR or OIS rate, benchmark interest rates as defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged long-term borrowings and deposits relating to the risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference in interest expense.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	December 31, 2019				December 31, 2018
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$900	3	$—	$2	$2,450	$8	$2
Interest rate swaps—fair value hedge	$14,275	18	—	4	$8,000	5	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$38	7	—	1	$33	—	—
Total gross derivative assets/liabilities(2)			—	7		13	2

Less: collateral held/posted(3)			—	(7)		(8)	(2)
Total net derivative assets/liabilities			$—	$—		$5	$—

(1)
The foreign exchange forward contracts have notional amounts of EUR 9 million, GBP 14 million, SGD 1 million and INR 596 million as of December 31, 2019 and notional amounts of EUR 9 million, GBP 12 million, SGD 1 million and INR 464 million as of December 31, 2018.

(2)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At December 31, 2019, the Company had two outstanding contracts with a total notional amount of $42 million and immaterial fair value. At December 31, 2018, the Company had one outstanding contract with a notional amount of $79 million and immaterial fair value.

(3)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustment for fair value hedges (dollars in millions):

	December 31, 2019		December 31, 2018
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities
Long-term borrowings	$14,244	$13	$7,893	$(91)

The following table summarizes the impact of the derivative instruments on income and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest (Expense)
	Deposits	Long-Term Borrowings	Other Income
For the Year Ended December 31, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(1,587)	$(943)	$90

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$3	$2	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(104)	$—
Gains on interest rate swaps	—	72	—
Total gains (losses) on fair value hedges	$—	$(32)	$—

The effects of derivatives not designated in hedging relationships
Gains (losses) on derivatives not designated as hedges	$—	$—	$(1)

For the Year Ended December 31, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(1,238)	$(901)	$97

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$6	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(18)	$—
Gains (losses) on interest rate swaps	—	(23)	—
Total gains (losses) on fair value hedges	$—	$(41)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

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
Collateral Requirements and Credit-Risk Related Contingency Features
The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps and foreign exchange forward contracts. The Company has not sought a legal opinion in relation to the enforceability of its master netting arrangements and, as such, does not report any of these positions on a net basis. Collateral is required by either the Company or its subsidiaries or the counterparty depending on the net fair value position of these derivatives held with that counterparty. The Company may also be required to post collateral with a counterparty for its fair value and cash flow hedge interest rate swaps depending on the credit rating it or Discover Bank receives from specified major credit rating agencies. These collateral receivable or payable amounts are generally not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits. Most of the Company’s cash collateral amounts relate to positions cleared through an exchange and are reflected as offsets to the associated derivatives balances recorded in other assets and accrued expenses and other liabilities.
At December 31, 2019, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of December 31, 2019 would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of December 31, 2019, and therefore, no collateral was required.
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2019
Interest income
Credit card loans	$9,690	$—	$9,690
Private student loans	698	—	698
PCI student loans	119	—	119
Personal loans	983	—	983
Other	502	1	503
Total interest income	11,992	1	11,993
Interest expense	2,530	—	2,530
Net interest income	9,462	1	9,463
Provision for loan losses	3,233	(2)	3,231
Other income	1,648	348	1,996
Other expense	4,231	162	4,393
Income before income tax expense	$3,646	$189	$3,835

For the Year Ended December 31, 2018
Interest income
Credit card loans	$8,835	$—	$8,835
Private student loans	614	—	614
PCI student loans	139	—	139
Personal loans	935	—	935
Other	369	1	370
Total interest income	10,892	1	10,893
Interest expense	2,139	—	2,139
Net interest income	8,753	1	8,754
Provision for loan losses	3,035	—	3,035
Other income	1,645	310	1,955
Other expense	3,918	159	4,077
Income before income tax expense	$3,445	$152	$3,597

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2017
Interest income
Credit card loans	$7,907	$—	$7,907
Private student loans	523	—	523
PCI student loans	159	—	159
Personal loans	860	—	860
Other	199	—	199
Total interest income	9,648	—	9,648
Interest expense	1,648	—	1,648
Net interest income	8,000	—	8,000
Provision for loan losses	2,586	(7)	2,579
Other income	1,607	290	1,897
Other expense	3,629	152	3,781
Income before income tax expense	$3,392	$145	$3,537

23.	Revenue from Contracts with Customers
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

The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Year Ended December 31, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,000	$66	$1,066
Protection products revenue	194	—	194
Transaction processing revenue	—	197	197
Other income	8	85	93
Total other income subject to ASC 606(2)	1,202	348	1,550
Other income not subject to ASC 606
Loan fee income	449	—	449
Other income	(3)	—	(3)
Total other income not subject to ASC 606	446	—	446
Total other income by operating segment	$1,648	$348	$1,996

For the Year Ended December 31, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,022	$52	$1,074
Protection products revenue	204	—	204
Transaction processing revenue	—	178	178
Other income	17	80	97
Total other income subject to ASC 606(2)	1,243	310	1,553
Other income not subject to ASC 606
Loan fee income	402	—	402
Total other income not subject to ASC 606	402	—	402
Total other income by operating segment	$1,645	$310	$1,955

For the Year Ended December 31, 2017
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,009	$43	$1,052
Protection products revenue	223	—	223
Transaction processing revenue	—	167	167
Other income	9	80	89
Total other income subject to ASC 606(2)	1,241	290	1,531
Other income not subject to ASC 606
Loan fee income	363	—	363
Other income	3	—	3
Total other income not subject to ASC 606	366	—	366
Total other income by operating segment	$1,607	$290	$1,897

(1)	Net of rewards, including Cashback Bonus rewards, of $1.9 billion, $1.8 billion and $1.6 billion for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Excludes $3 million, $3 million and $2 million deposit product fees that are reported within net interest income for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2019	2018
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$2,511	$1,586
Restricted cash	20	20
Notes receivable from subsidiaries(2)	877	821
Investments in bank subsidiaries	11,319	10,891
Investments in non-bank subsidiaries	820	752
Other assets	600	676
Total assets	$16,147	$14,746

Liabilities and Stockholders’ Equity
Non-interest bearing deposit accounts	$2	$4
Short-term borrowings from subsidiaries	283	240
Long-term borrowings	3,636	3,089
Accrued expenses and other liabilities	367	283
Total liabilities	4,288	3,616
Stockholders’ equity	11,859	11,130
Total liabilities and stockholders’ equity	$16,147	$14,746

(1)
The Parent Company had $2.4 billion and $1.4 billion in a money market deposit account at Discover Bank as of December 31, 2019 and 2018, respectively, which is included in cash and cash equivalents. These funds are available to the Parent for liquidity purposes.

(2)
The Parent Company advanced $500 million to Discover Bank as of December 31, 2019 and 2018, which is included in notes receivable from subsidiaries. These funds are available to the Parent for liquidity purposes.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Income

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in millions)
Interest income	$82	$67	$55
Interest expense	212	189	178
Net interest expense	(130)	(122)	(123)
Dividends from bank subsidiaries	2,530	2,375	1,895
Dividends from non-bank subsidiaries	100	450	15
Total income	2,500	2,703	1,787
Other expense	1	—	—
Income before income tax benefit and equity in undistributed net income of subsidiaries	2,499	2,703	1,787
Income tax benefit	25	33	40
Equity in undistributed net income of subsidiaries	433	6	272
Net income	2,957	2,742	2,099
OCI, net	37	25	9
Comprehensive income	$2,994	$2,767	$2,108

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in millions)
Cash flows from operating activities
Net income	$2,957	$2,742	$2,099
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(433)	(6)	(272)
Stock-based compensation expense	69	81	75
Deferred income taxes	(8)	(5)	1
Depreciation and amortization	38	34	31
Changes in assets and liabilities
Decrease (increase) in other assets	92	(416)	(54)
Increase (decrease) in other liabilities and accrued expenses	50	(129)	43
Net cash provided by operating activities	2,765	2,301	1,923

Cash flows from investing activities
Decrease (increase) in investment in subsidiaries	—	(3)	—
Increase in loans to subsidiaries	(55)	(62)	(8)
Net cash used for investing activities	(55)	(65)	(8)

Cash flows from financing activities
Net increase (decrease) in short-term borrowings from subsidiaries	42	(110)	130
Proceeds from issuance of common stock	7	6	5
Proceeds from issuance of long-term borrowings	595	49	1,127
Maturities and repayment of long-term borrowings	(86)	(6)	(404)
Purchases of treasury stock	(1,768)	(2,065)	(2,081)
Net (decrease) increase in deposits	(2)	1	(11)
Proceeds from issuance of preferred stock	—	—	563
Payments on redemption of preferred stock	—	—	(575)
Dividends paid on common and preferred stock	(573)	(552)	(527)
Net cash used for financing activities	(1,785)	(2,677)	(1,773)
Increase (decrease) in cash, cash equivalents and restricted cash	925	(441)	142
Cash, cash equivalents and restricted cash, at beginning of period	1,606	2,047	1,905
Cash, cash equivalents and restricted cash, at end of period	$2,531	$1,606	$2,047

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,511	$1,586	$2,043
Restricted cash	20	20	4
Cash, cash equivalents and restricted cash, at end of period	$2,531	$1,606	$2,047

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest expense	$170	$156	$132
Income taxes, net of income tax refunds	$20	$(22)	$(27)

26.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2019 and determined that there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

27.	Quarterly Results
The following table provides unaudited quarterly results (dollars in millions, except per share data):

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Interest income	$3,039	$3,040	$2,977	$2,937	$2,907	$2,781	$2,636	$2,569
Interest expense	615	638	645	632	605	558	507	469
Net interest income	2,424	2,402	2,332	2,305	2,302	2,223	2,129	2,100
Provision for loan losses	836	799	787	809	800	742	742	751
Other income	520	498	520	458	505	501	474	475
Other expense	1,184	1,107	1,078	1,024	1,110	1,015	984	968
Income before income tax expense	924	994	987	930	897	967	877	856
Income tax expense	216	224	234	204	210	247	208	190
Net income	$708	$770	$753	$726	$687	$720	$669	$666
Net income allocated to common stockholders(1)	$704	$749	$747	$705	$681	$699	$663	$646
Basic earnings per common share(1)	$2.25	$2.36	$2.32	$2.15	$2.04	$2.05	$1.91	$1.82
Diluted earnings per common share(1)	$2.25	$2.36	$2.32	$2.15	$2.03	$2.05	$1.91	$1.82

(1)
Because the inputs to net income allocated to common stockholders and earnings per share are calculated using weighted averages for the quarter, the sum of all four quarters may differ from the year to date amounts in the consolidated statements of income.

Glossary of Acronyms

•	ALCO: Asset and Liability Management Committee

•	AOCI: Accumulated Other Comprehensive Income

•	ASC: Accounting Standards Codification

•	ASU: Accounting Standards Update

•	BCBS: Basel Committee on Banking Supervision

•	CCAR: Comprehensive Capital Analysis and Review

•	CCB: Capital Conservation Buffer

•	CCPA: California Consumer Privacy Act

•	CECL: Current Expected Credit Loss

•	CEO: Chief Executive Officer

•	CET1: Common Equity Tier 1

•	CFPB: Consumer Financial Protection Bureau

•	COSO: Committee of Sponsoring Organizations of the Treadway Commission

•	CRM: Corporate Risk Management

•	CRO: Chief Risk Officer

•	DCENT: Discover Card Execution Note Trust

•	DCMT: Discover Card Master Trust

•	DFS: Discover Financial Services

•	EGRRCPA: Economic Growth, Regulatory Relief, and Consumer Protection Act

•	EPS: Earnings Per Share

•	EWI: Early Warning Indicator

•	FASB: Financial Accounting Standards Board

•	FDIA: Federal Deposit Insurance Act

•	FDIC: Federal Deposit Insurance Corporation

•	FFIEC: Federal Financial Institutions Examination Council

•	GAAP: Generally Accepted Accounting Principles

•	IRS: Internal Revenue Service

•	KRI: Key Risk Indicator

•	LFI: Large Financial Institution

•	LIBOR: London Interbank Offered Rate

•	OCI: Other Comprehensive Income

•	OIS: Overnight Index Swap

•	PCAOB: Public Company Accounting Oversight Board

•	PCD: Purchased Credit-Deteriorated

•	PCI: Purchased Credit-Impaired

•	POS: Point-of-sale

•	PSU: Performance Stock Unit

•	RSU: Restricted Stock Unit

•	SEC: Securities and Exchange Commission

•	SLC: The Student Loan Corporation

•	TDR: Troubled Debt Restructuring

•	VIE: Variable Interest Entity

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.
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
Information regarding our executive officers is included under the heading “Information About Our Executive Officers” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on May 14, 2020 (“Proxy Statement”) is incorporated by reference herein.
“Corporate Governance — Information Concerning Nominees for Election as Directors”
“Corporate Governance — Process for Nominating Directors — Shareholder Recommendations for Director Candidates”
“Corporate Governance — Board Roles and Responsibilities — Board and Committee Meetings”
Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.discover.com. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our internet site.

Item 11.	Executive Compensation
Information regarding executive compensation under the following captions in our Proxy Statement is incorporated by reference herein.
“Corporate Governance — Director Compensation”
“Executive Compensation”
“Compensation Discussion and Analysis”
“2019 Executive Compensation Tables”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2019, is set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights(1)	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,872,509	N/A	24,124,453
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,872,509	N/A	24,124,453

(1)
Includes 2,148,976 vested and unvested restricted stock units and 723,533 vested and unvested performance stock units that can be converted to up to 1.5 shares per each unit dependent on the performance factor.

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
(a) Documents filed as part of this Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear on pages 71 through 141 herein.
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

3.1
Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Current Report on Form 8-K filed on May 21, 2019 and incorporated herein by reference thereto).

3.2
Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.3 to Discover Financial Services’ Current Report on Form 8-K filed on May 21, 2019 and incorporated herein by reference thereto).

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

3.5
Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

3.6
Certificate of Elimination of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 4, 2017 and incorporated herein by reference thereto).

4.1	Description of Common Stock

4.2
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

4.6	Deposit Agreement, dated October 31, 2017 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.7
Form of Certificate Representing the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
10.60†
Amendment to 2017 Directors’ Annual Equity Award Certificate for Restricted Stock Units of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.61†
Amendment No. 6 to the Directors’ Compensation Plan of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.5 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.62†
Amendment No. 7 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.62 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.63†
Amendment No. 8 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.63 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.64†
Form 2019 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference thereto).

10.65†
Form 2019 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference thereto).

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

101
Interactive Data File — the following financial statements from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders' Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL and contained in Exhibit 101.

*	We agree to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

Item 16.	Form 10-K Summary
None.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: February 26, 2020

Power of Attorney
We, the undersigned, hereby severally constitute Wanjiku J. Walcott and D. Christopher Greene, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2020.

Signature	Title

/s/ ROGER C. HOCHSCHILD	Chief Executive Officer and President, Director
Roger C. Hochschild

/s/ JOHN T. GREENE	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
John T. Greene

/s/ EDWARD W. MCGROGAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Edward W. McGrogan

/s/ LAWRENCE A. WEINBACH	Chairman of the Board
Lawrence A. Weinbach

/s/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/s/ MARY K. BUSH	Director
Mary K. Bush

/s/ GREGORY C. CASE	Director
Gregory C. Case

/s/ CANDACE H. DUNCAN	Director
Candace H. Duncan

/s/ JOSEPH F. EAZOR	Director
Joseph F. Eazor

/s/ CYNTHIA A. GLASSMAN	Director
Cynthia A. Glassman

/s/ THOMAS G. MAHERAS	Director
Thomas G. Maheras

/s/ MICHAEL H. MOSKOW	Director
Michael H. Moskow

/s/ MARK A. THIERER	Director
Mark A. Thierer

/s/ JENNIFER L. WONG	Director
Jennifer L. Wong