Form 10-Q
period 2020-06-30
Discover Financial Services
filed 2020-07-27
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2020, there were 306,421,150 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	June 30, 2020	December 31, 2019
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$15,138	$6,924
Restricted cash	29	40
Other short-term investments	2,549	—
Investment securities (includes available-for-sale securities of $10,201 and $10,323 reported at fair value with associated amortized cost of $9,734 and $10,173 at June 30, 2020 and December 31, 2019, respectively)	10,485	10,595
Loan receivables
Loan receivables	88,927	95,894
Allowance for credit losses(1)	(8,184)	(3,383)
Net loan receivables	80,743	92,511
Premises and equipment, net	1,115	1,057
Goodwill	255	255
Intangible assets, net	96	155
Other assets	3,382	2,459
Total assets	$113,792	$113,996
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$76,365	$71,955
Non-interest bearing deposit accounts	999	791
Total deposits	77,364	72,746
Long-term borrowings	23,194	25,701
Accrued expenses and other liabilities	3,591	3,690
Total liabilities	104,149	102,137
Commitments, contingencies and guarantees (Notes 10, 13 and 14)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 567,653,357 and 566,653,650 shares issued at June 30, 2020 and December 31, 2019, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 and 5,700 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,056	563
Additional paid-in capital	4,216	4,206
Retained earnings	18,673	21,290
Accumulated other comprehensive income (loss)	122	(119)
Treasury stock, at cost; 261,233,267 and 256,496,492 shares at June 30, 2020 and December 31, 2019, respectively	(14,430)	(14,087)
Total stockholders' equity	9,643	11,859
Total liabilities and stockholders' equity	$113,792	$113,996

(1)	Prior to adoption of Accounting Standards Update ("ASU") No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
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

	June 30, 2020	December 31, 2019
	(unaudited) (dollars in millions)
Assets
Restricted cash	$29	$40
Loan receivables	$27,926	$31,840
Allowance for credit losses allocated to securitized loan receivables(1)	$(1,972)	$(1,179)
Other assets	$7	$5
Liabilities
Long-term borrowings	$12,766	$14,284
Accrued expenses and other liabilities	$10	$15

(1)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,173	$2,396	$4,589	$4,758
Other loans	439	460	923	917
Investment securities	55	39	113	67
Other interest income	5	82	29	172
Total interest income	2,672	2,977	5,654	5,914
Interest expense
Deposits	340	401	713	787
Long-term borrowings	142	244	353	490
Total interest expense	482	645	1,066	1,277
Net interest income	2,190	2,332	4,588	4,637
Provision for credit losses(1)	2,046	787	3,853	1,596
Net interest income after provision for credit losses	144	1,545	735	3,041
Other income
Discount and interchange revenue, net	237	299	453	530
Protection products revenue	44	49	91	98
Loan fee income	85	102	204	206
Transaction processing revenue	49	48	93	94
Gains on equity investments	43	—	79	—
Other income	14	22	42	50
Total other income	472	520	962	978
Other expense
Employee compensation and benefits	452	427	919	852
Marketing and business development	129	224	360	419
Information processing and communications	117	101	231	200
Professional fees	181	183	374	350
Premises and equipment	27	26	57	54
Other expense	171	117	295	227
Total other expense	1,077	1,078	2,236	2,102
(Loss) income before income taxes	(461)	987	(539)	1,917
Income tax (benefit) expense	(93)	234	(110)	438
Net (loss) income	$(368)	$753	$(429)	$1,479
Net (loss) income allocated to common stockholders	$(369)	$747	$(446)	$1,452
Basic (loss) earnings per common share	$(1.20)	$2.32	$(1.45)	$4.46
Diluted (loss) earnings per common share	$(1.20)	$2.32	$(1.45)	$4.46

(1)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited) (dollars in millions)
Net (loss) income	$(368)	$753	$(429)	$1,479
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(16)	71	240	102
Unrealized gains (losses) on cash flow hedges, net of tax	4	(18)	1	(30)
Unrealized pension and post-retirement plan gains, net of tax	—	—	—	1
Other comprehensive (loss) income	(12)	53	241	73
Comprehensive (loss) income	$(380)	$806	$(188)	$1,552

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
For the Three Months Ended June 30, 2019
Balance at March 31, 2019	6	$563	565,973	$6	$4,148	$19,484	$(136)	$(12,806)	$11,259
Net income	—	—	—	—	—	753	—	—	753
Other comprehensive income	—	—	—	—	—	—	53	—	53
Purchases of treasury stock	—	—	—	—	—	—	—	(461)	(461)
Common stock issued under employee benefit plans	—	—	24	—	1	—	—	—	1
Common stock issued and stock-based compensation expense	—	—	22	—	18	—	—	—	18
Dividends — common stock ($0.40 per share)	—	—	—	—	—	(130)	—	—	(130)
Balance at June 30, 2019	6	$563	566,019	$6	$4,167	$20,107	$(83)	$(13,267)	$11,493

For the Three Months Ended June 30, 2020
Balance at March 31, 2020	6	$563	567,530	$6	$4,217	$19,175	$134	$(14,430)	$9,665
Net loss	—	—	—	—	—	(368)	—	—	(368)
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)
Common stock issued under employee benefit plans	—	—	49	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	74	—	(3)	—	—	—	(3)
Preferred stock issued	5	493	—	—	—	—	—	—	493
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(134)	—	—	(134)
Balance at June 30, 2020	11	$1,056	567,653	$6	$4,216	$18,673	$122	$(14,430)	$9,643

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	6	$563	564,852	$6	$4,130	$18,906	$(156)	$(12,319)	$11,130
Net income	—	—	—	—	—	1,479	—	—	1,479
Other comprehensive income	—	—	—	—	—	—	73	—	73
Purchases of treasury stock	—	—	—	—	—	—	—	(948)	(948)
Common stock issued under employee benefit plans	—	—	51	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	1,116	—	34	—	—	—	34
Dividends — common stock ($0.80 per share)	—	—	—	—	—	(262)	—	—	(262)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at June 30, 2019	6	$563	566,019	$6	$4,167	$20,107	$(83)	$(13,267)	$11,493

For the Six Months Ended June 30, 2020
Balance at December 31, 2019	6	$563	566,654	$6	$4,206	$21,290	$(119)	$(14,087)	$11,859
Cumulative effect of ASU No. 2016-13 adoption	—	—	—	—	—	(1,902)	—	—	(1,902)
Net loss	—	—	—	—	—	(429)	—	—	(429)
Other comprehensive income	—	—	—	—	—	—	241	—	241
Purchases of treasury stock	—	—	—	—	—	—	—	(343)	(343)
Common stock issued under employee benefit plans	—	—	113	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	886	—	6	—	—	—	6
Preferred stock issued	5	493	—	—	—	—	—	—	493
Dividends — common stock ($0.88 per share)	—	—	—	—	—	(270)	—	—	(270)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at June 30, 2020	11	$1,056	567,653	$6	$4,216	$18,673	$122	$(14,430)	$9,643

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2020	2019
	(unaudited) (dollars in millions)
Cash flows from operating activities
Net (loss) income	$(429)	$1,479
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses(1)	3,853	1,596
Deferred income taxes	(531)	(50)
Depreciation and amortization	246	202
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(165)	(201)
Net (gain) loss on investments and other assets	(51)	21
Other, net	68	39
Changes in assets and liabilities
Decrease (increase) in other assets	388	(23)
(Decrease) increase in accrued expenses and other liabilities	(112)	850
Net cash provided by operating activities	3,267	3,913

Cash flows from investing activities
Purchases of other short-term investments	(2,548)	(1,000)
Maturities of available-for-sale investment securities	438	70
Purchases of available-for-sale investment securities	—	(4,115)
Maturities of held-to-maturity investment securities	18	12
Purchases of held-to-maturity investment securities	(30)	(34)
Net principal repaid (disbursed) on loans originated for investment	5,614	(950)
Proceeds from sale of other investments	94	—
Purchases of other investments	(40)	(21)
Purchases of premises and equipment	(153)	(151)
Net cash provided by (used for) investing activities	3,393	(6,189)

Cash flows from financing activities
Proceeds from issuance of securitized debt	—	1,234
Maturities and repayment of securitized debt	(1,666)	(4,070)
Proceeds from issuance of other long-term borrowings	495	595
Maturities and repayment of other long-term borrowings	(1,753)	(7)
Proceeds from issuance of common stock	5	4
Purchases of treasury stock	(343)	(948)
Net increase in deposits	4,601	1,955
Proceeds from issuance of preferred stock	493	—
Dividends paid on common and preferred stock	(289)	(279)
Net cash provided by (used for) financing activities	1,543	(1,516)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,203	(3,792)
Cash, cash equivalents and restricted cash, at beginning of period	6,964	15,145
Cash, cash equivalents and restricted cash, at end of period	$15,167	$11,353

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,138	$10,313
Restricted cash	29	1,040
Cash, cash equivalents and restricted cash, at end of period	$15,167	$11,353

(1)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.	Background and Basis of Presentation
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
The Company's business activities are managed in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in business segment reporting, see Note 17: Segment Disclosures.
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
The ASU became effective for the Company on January 1, 2020 and required modified-retrospective application, meaning a cumulative-effect adjustment was recorded as of the effective date without adjusting comparative prior periods. This cumulative-effect adjustment did not reflect the economic disruption resulting from the coronavirus disease 2019 ("COVID-19") since the global disruption occurred subsequent to January 1, 2020. As a result of adoption, the Company recorded:

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

2.	Investments
The Company's other short-term investments and investment securities consist of the following (dollars in millions):

	June 30, 2020	December 31, 2019
U.S. Treasury bills(1)	$2,549	$—
Total other short-term investments	$2,549	$—

U.S. Treasury securities(2)	$9,838	$9,906
Residential mortgage-backed securities - Agency(3)	647	689
Total investment securities	$10,485	$10,595

(1)	Includes U.S. Treasury bills with maturity dates greater than 90 days but less than one year at the time of acquisition.

(2)	Includes $159 million and $121 million of U.S. Treasury securities pledged as swap collateral as of June 30, 2020 and December 31, 2019, respectively.

(3)	Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2020
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$9,385	$453	$—	$9,838
Residential mortgage-backed securities - Agency	349	14	—	363
Total available-for-sale investment securities	$9,734	$467	$—	$10,201
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$284	$9	$—	$293
Total held-to-maturity investment securities	$284	$9	$—	$293

At December 31, 2019
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$9,759	$155	$(8)	$9,906
Residential mortgage-backed securities - Agency	414	3	—	417
Total available-for-sale investment securities	$10,173	$158	$(8)	$10,323
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$272	$3	$(1)	$274
Total held-to-maturity investment securities	$272	$3	$(1)	$274

(1)	Available-for-sale investment securities are reported at fair value.

(2)	Held-to-maturity investment securities are reported at amortized cost.

(3)	Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
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

There were no proceeds from sales or recognized gains and losses on available-for-sale securities during the three or six months ended June 30, 2020 and 2019. See Note 9: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and six months ended June 30, 2020 and 2019.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At June 30, 2020	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$1,374	$8,011	$—	$—	$9,385
Residential mortgage-backed securities - Agency(1)	—	64	285	—	349
Total available-for-sale investment securities	$1,374	$8,075	$285	$—	$9,734
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$284	$284
Total held-to-maturity investment securities	$—	$—	$—	$284	$284
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$1,391	$8,447	$—	$—	$9,838
Residential mortgage-backed securities - Agency(1)	—	66	297	—	363
Total available-for-sale investment securities	$1,391	$8,513	$297	$—	$10,201
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$293	$293
Total held-to-maturity investment securities	$—	$—	$—	$293	$293

(1)	Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the entities. As of June 30, 2020 and December 31, 2019, the Company had outstanding investments in these entities of $335 million and $336 million, respectively, and related contingent liabilities of $63 million and $74 million, respectively. Of the above outstanding equity investments, the Company had $301 million and $298 million of investments related to affordable housing projects as of June 30, 2020 and December 31, 2019, respectively, which had $47 million and $59 million related contingent liabilities, respectively.

The Company holds non-controlling equity positions in several payment services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of June 30, 2020 and December 31, 2019, the carrying value of these investments, which is recorded within other assets, was $25 million and $42 million, respectively.

3.	Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	June 30, 2020	December 31, 2019
Credit card loans(1)(2)	$70,201	$77,181
Other loans(3)
Private student loans(4)	9,730	9,653
Personal loans	7,316	7,687
Other	1,680	1,373
Total other loans	18,726	18,713
Total loan receivables	88,927	95,894
Allowance for credit losses(5)	(8,184)	(3,383)
Net loan receivables	$80,743	$92,511

(1)
Amounts include carrying values of $16.6 billion and $18.9 billion underlying investors' interest in trust debt at June 30, 2020 and December 31, 2019, respectively, and $11.0 billion and $12.7 billion in seller's interest at June 30, 2020 and December 31, 2019, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

(2)
Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $379 million and $471 million at June 30, 2020 and December 31, 2019, respectively.

(3)
Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $494 million, $48 million and $6 million, respectively, at June 30, 2020 and $461 million, $53 million and $4 million, respectively, at December 31, 2019.

(4)
Amounts include carrying values of $274 million and $292 million in loans pledged as collateral against the note issued from a student loan securitization trust at June 30, 2020 and December 31, 2019, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.

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
The following table provides the distribution of the most recent FICO scores available for the Company's customers by the amortized cost basis (excluding accrued interest receivable presented in other assets) for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	June 30, 2020				December 31, 2019
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans(1)	$56,772	81%	$13,429	19%	$61,997	80%	$15,184	20%
Private student loans by origination year(2)(3)
2020	$321	98%	$8	2%
2019	1,714	96%	72	4%	$1,176	93%	$92	7%
2018	1,437	95%	72	5%	1,518	95%	79	5%
2017	1,114	94%	67	6%	1,198	95%	69	5%
2016	850	94%	57	6%	934	94%	58	6%
Prior	3,749	93%	269	7%	4,229	93%	300	7%
Total private student loans	$9,185	94%	$545	6%	$9,055	94%	$598	6%
Personal loans by origination year
2020	$1,454	99%	$9	1%
2019	2,840	97%	91	3%	$3,529	98%	$62	2%
2018	1,440	92%	120	8%	1,941	93%	140	7%
2017	821	89%	98	11%	1,167	90%	136	10%
2016	307	88%	43	12%	475	88%	65	12%
Prior	77	83%	16	17%	145	84%	27	16%
Total personal loans	$6,939	95%	$377	5%	$7,257	94%	$430	6%

(1)
Amounts include $1.0 billion and $956 million of revolving line-of-credit arrangements that were converted to term loans as a result of a TDR program as of June 30, 2020 and December 31, 2019, respectively.

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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	June 30, 2020			December 31, 2019
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$677	$846	$1,523	$999	$1,020	$2,019
Private student loans by origination year(1)(2)
2020	$—	$—	$—
2019	1	—	1	$1	$—	$1
2018	9	4	13	4	1	5
2017	12	5	17	11	2	13
2016	13	5	18	14	5	19
Prior	78	26	104	106	37	143
Total private student loans	$113	$40	$153	$136	$45	$181
Personal loans by origination year
2020	$2	$—	$2
2019	14	7	21	$11	$3	$14
2018	17	9	26	27	11	38
2017	12	7	19	22	10	32
2016	5	3	8	10	5	15
Prior	2	1	3	4	2	6
Total personal loans	$52	$27	$79	$74	$31	$105

(1)
Student loans may include a deferment period, during which customers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

(2)	Includes PCD loans for all periods presented.
In response to the economic impact of COVID-19, the Company employed skip-a-pay programs as short-term offerings, which allow customers on a monthly or other periodic basis to request approval to skip their payment(s) for that month or period. Current accounts enrolled in these programs do not advance to delinquency, and delinquent accounts enrolled in these programs do not advance to the next delinquency cycle, or to charge-off.
In addition to the skip-a-pay programs, the Company has other modification programs that customers have utilized during the period. Due to provisions in the CARES Act or interagency guidance, some accounts in these programs do not constitute TDRs.

Allowance for Credit Losses
A detailed description of the Company's allowance for credit losses policy can be found under the sub-heading "— Significant Loan Receivables Accounting Policies — Allowance for Credit Losses" below.
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended June 30, 2020
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at March 31, 2020	$5,306	$765	$807	$35	$6,913
Additions
Provision for credit losses(1)	1,873	49	114	2	2,038
Deductions
Charge-offs	(852)	(20)	(78)	—	(950)
Recoveries	164	5	14	—	183
Net charge-offs	(688)	(15)	(64)	—	(767)
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184

	For the Three Months Ended June 30, 2019
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at March 31, 2019(2)	$2,622	$168	$338	$6	$3,134
Additions
Provision for credit losses(2)	692	15	80	—	787
Deductions
Charge-offs	(789)	(18)	(91)	—	(898)
Recoveries	166	3	11	—	180
Net charge-offs(3)	(623)	(15)	(80)	—	(718)
Other(4)	—	(1)	—	—	(1)
Balance at June 30, 2019(2)	$2,691	$167	$338	$6	$3,202

The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Six Months Ended June 30, 2020
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(5)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	3,312	178	377	9	3,876
Deductions
Charge-offs	(1,721)	(42)	(162)	—	(1,925)
Recoveries	350	10	29	—	389
Net charge-offs	(1,371)	(32)	(133)	—	(1,536)
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184

	For the Six Months Ended June 30, 2019
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at December 31, 2018(2)	$2,528	$169	$338	$6	$3,041
Additions
Provision for credit losses(2)	1,402	30	164	—	1,596
Deductions
Charge-offs	(1,563)	(37)	(185)	—	(1,785)
Recoveries	324	7	21	—	352
Net charge-offs(3)	(1,239)	(30)	(164)	—	(1,433)
Other(4)	—	(2)	—	—	(2)
Balance at June 30, 2019(2)	$2,691	$167	$338	$6	$3,202

(1)
Excludes an $8 million build and $23 million release of the liability for expected credit losses on unfunded commitments for the three months and six months ended June 30, 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.

(2)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

(3)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a charge to earnings.

(4)	Net change in reserves on PCD pools having no remaining non-accretable difference (prior to adoption of ASU No. 2016-13 on January 1, 2020).

(5)	Represents the adjustment to allowance for credit losses as a result of adoption of ASU No. 2016-13 on January 1, 2020.

The allowance for credit losses was $8.2 billion at June 30, 2020, which reflects a $1.3 billion build over the amount of the allowance for credit losses at March 31, 2020. The allowance build across all loan products primarily reflects an economic outlook with updated assumptions about the impact of the COVID-19 pandemic. In estimating the allowance at June 30, 2020, the Company used a macroeconomic forecast that assumes a peak unemployment rate of 16%, recovering to just under 11% at the end of 2020 with slow recovery over the next few years, and an annualized real Gross Domestic Product decline of approximately 30% quarter-over-quarter or down approximately 10% on a year-over-year basis. The estimate also contemplated the impact of government stimulus programs and company-initiated loan modification programs on borrower payment behavior. The impact of COVID-19 on the economy has led to uncertainty in assumptions surrounding factors such as the length and depth of economic stresses and borrower behavior, which required significant management judgment in estimating the allowance for credit losses.
Company-initiated loan modification programs include those offered specifically in response to COVID-19 as well as existing programs offered to customers experiencing difficulty making their payments. In addition to skip-a-pay programs, the Company has other modification programs that customers have utilized during the period related to the pandemic. The accounts using these modifications are generally excluded from TDR status either because the concessions are insignificant or they qualify for exemption pursuant to the CARES Act or interagency guidance. All modifications are considered as part of the process for determining the allowance for credit losses.
The allowance for credit losses was $8.2 billion at June 30, 2020, which reflects a $4.8 billion build over the amount of the allowance for credit losses at December 31, 2019. The allowance build across all loan products was due to (I) a

$2.5 billion cumulative-effect adjustment for the adoption of CECL on January 1, 2020, and (II) a $2.3 billion build that primarily reflects an economic outlook that included the COVID-19 pandemic and resulting economic stress.
At adoption of CECL and at June 30, 2020, the forecast period management deemed to be reasonable and supportable was 18 months. This period decreased to 12 months at March 31, 2020 due to the uncertainty caused by the rapidly changing economic environment due to the COVID-19 pandemic. In the second quarter, the reasonable and supportable period was 18 months based on the view that the present macroeconomic conditions will last for a longer period than previously expected. For both quarters, the reversion period was 12 months. Since adoption of CECL, a straight-line method was used to revert to appropriate historical information. During the quarter ended June 30, 2020, the high degree of economic stress led the Company to apply a weighted reversion method for credit card loans that puts more emphasis on the loss forecast model rather than lower historical losses. At June 30, 2020, the reversion method remained straight-line for all other products.
The increase in net charge-offs on credit card loans for the three and six months ended June 30, 2020 when compared to the same periods in 2019 was due to seasoning of recent years' loan growth.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$136	$128	$279	$255
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$33	$30	$68	$61

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below by each class of loan receivables (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At June 30, 2020
Credit card loans	$677	$846	$1,523	$782	$221
Other loans
Private student loans(2)	113	40	153	39	13
Personal loans	52	27	79	25	9
Other	5	3	8	—	10
Total other loans	170	70	240	64	32
Total loan receivables	$847	$916	$1,763	$846	$253

At December 31, 2019
Credit card loans	$999	$1,020	$2,019	$940	$237
Other loans
Private student loans(2)	136	45	181	45	11
Personal loans	74	31	105	29	12
Other	5	2	7	—	6
Total other loans	215	78	293	74	29
Total loan receivables	$1,214	$1,098	$2,312	$1,014	$266

(1)
The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $8 million and $11 million for the three months ended June 30, 2020 and 2019, respectively, and $18 million and $23 million for the six months ended June 30, 2020 and 2019, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.

(2)	Includes PCD loans for all periods presented.

Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, student and personal loan borrowers who may be experiencing financial hardship. The Company considers a modified loan in which a concession has been granted to the borrower to be a TDR based on the cumulative length of the concession period and credit quality of the borrower. New programs are continually evaluated to determine which of them meet the definition of a TDR, including programs provided to customers for temporary relief due to the economic impacts of the COVID-19 outbreak that may be subject to regulatory exclusion from TDR status. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs are also available for credit card and personal loans. For all temporary modification programs, including those created specifically in response to COVID-19, the accounts are reviewed for exclusion from being reported as a TDR in accordance with the CARES Act or interagency guidance. To the extent the accounts do not meet the requirements for exclusion, temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance, result in the loans being classified as TDRs. In addition, loans that defaulted (see table on loans that defaulted from a TDR program that follows) or graduated from modification programs or forbearance continue to be classified as TDRs, except as noted below.
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
At June 30, 2020 and December 31, 2019, there were $5.6 billion of private student loans in repayment and $21 million and $46 million, respectively, in forbearance. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and a determination of financial distress based on an evaluation of the credit quality of the borrower using FICO scores.
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

In order to evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the three and six months ended June 30, 2020 and 2019, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended June 30, 2020 and 2019, the Company forgave approximately $18 million and $17 million, respectively, of interest and fees as a result of accounts entering into a credit card loan TDR program. During the six months ended June 30, 2020 and 2019, the Company forgave approximately $39 million and $34 million, respectively, of interest and fees as a result of accounts entering into a credit card loan TDR program. For all loan products, interest income on modified loans is recognized based on the modified contractual terms.

TDR program balances and number of accounts have been favorably impacted by customer usage of modifications that were subject to TDR exclusion in accordance with the CARES Act or interagency guidance and are lower than comparative periods as a result.
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Three Months Ended June 30,
	2020		2019
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	27,966	$191	84,568	$551
Private student loans	62	$1	1,710	$30
Personal loans	1,332	$17	2,670	$36

	For the Six Months Ended June 30,
	2020		2019
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	120,702	$800	176,924	$1,143
Private student loans	1,780	$33	3,286	$61
Personal loans	3,880	$51	5,270	$71

(1)
Accounts that entered a credit card TDR program include $176 million and $173 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended June 30, 2020 and 2019, respectively, and $386 million and $336 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30,
	2020		2019
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	11,841	$66	16,220	$95
Private student loans(3)	246	$5	290	$6
Personal loans(2)	622	$9	946	$14

	For the Six Months Ended June 30,
	2020		2019
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	32,326	$183	31,872	$185
Private student loans(3)	604	$12	570	$11
Personal loans(2)	1,822	$27	1,794	$27

(1)	Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain suspended in most cases.

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
Of the account balances that defaulted as shown above for the three months ended June 30, 2020 and 2019, approximately 61% and 39%, respectively, and for the six months ended June 30, 2020 and 2019, approximately 48% and 39%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a TDR program.
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
The Company calculates its allowance for credit losses by estimating expected credit losses separately for classes of the loan portfolio with similar risk characteristics, which results in segmenting the portfolio by loan product type. The allowance for credit losses for each loan product type is based on: 1) a reasonable and supportable forecast period, 2) a reversion period and 3) a post-reversion period based on historical information covering the remaining life of the loan, all of which is netted with expected recoveries. The lengths of the reasonable and supportable forecast and reversion periods can vary and are subject to a quarterly assessment that considers the economic outlook and level of variability among macroeconomic forecasts. Generally, a straight-line method is used to revert from the reasonable and supportable forecast period to the post-reversion period, but in certain stressed scenarios, a weighted approach may be deemed more appropriate.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2020	December 31, 2019
Restricted cash	$19	$28

Investors' interests held by third-party investors	12,450	14,100
Investors' interests held by wholly-owned subsidiaries of Discover Bank	4,184	4,796
Seller's interest	11,018	12,652
Loan receivables(1)	27,652	31,548
Allowance for credit losses allocated to securitized loan receivables(1)(2)	(1,972)	(1,179)
Net loan receivables	25,680	30,369
Other	5	5
Carrying value of assets of consolidated variable interest entities	$25,704	$30,402

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
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of June 30, 2020, no economic or other early amortization events have occurred.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2020	December 31, 2019
Restricted cash	$10	$12
Student loan receivables	274	292
Carrying value of assets of consolidated variable interest entities	$284	$304

5.	Intangible Assets
In connection with the preparation of the financial statements for this quarterly report on Form 10-Q, the Company identified a triggering event due to changes in the international travel and entertainment businesses that continue to persist and a declining revenue outlook for the foreseeable future resulting from COVID-19. As a result, the Company conducted an interim impairment test on its Diners Club trade names and international transaction processing rights non-amortizable intangible assets.
The valuation methodology used to value the trade names and international transaction processing rights was based on a discounted cash flow method, consistent with the methodology used for annual impairment testing. As a result of this analysis, the Company made the determination that the trade names and international transaction processing rights were impaired and recognized a charge in its Payment Services segment of $36 million and $23 million, respectively. The impairment was recorded in other expense.
The trade names have a remaining net book value of $92 million and the international transaction processing rights have no remaining net book value.

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	June 30, 2020	December 31, 2019
Certificates of deposit in amounts less than $100,000	$22,974	$25,113
Certificates of deposit in amounts $100,000 or greater(1)	10,392	9,268
Savings deposits, including money market deposit accounts	42,999	37,574
Total interest-bearing deposits	$76,365	$71,955

(1)
Includes $3.0 billion and $2.6 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of June 30, 2020 and December 31, 2019, respectively.

The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

June 30, 2020
Three months or less	$1,954
Over three months through six months	1,639
Over six months through twelve months	3,941
Over twelve months	2,858
Total	$10,392

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

June 30, 2020
2020	$9,868
2021	13,767
2022	4,092
2023	2,148
2024	1,346
Thereafter	2,145
Total	$33,366

7.	Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	June 30, 2020				December 31, 2019
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2020-2024	1.85%-3.32%	2.56%	$7,955	$8,609
Floating-rate asset-backed securities(2)	2021-2024	0.41%-0.78%	0.58%	4,667	5,515
Total Discover Card Master Trust I and Discover Card Execution Note Trust				12,622	14,124

Floating-rate asset-backed security(3)(4)	2031	4.25%	4.25%	144	160
Total student loan securitization trust				144	160
Total long-term borrowings - owed to securitization investors				12,766	14,284

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75%-5.20%	4.16%	3,316	3,296
Fixed-rate retail notes	2021-2031	2.85%-4.60%	3.73%	337	340

Discover Bank
Fixed-rate senior bank notes(1)	2021-2030	2.45%-4.65%	3.89%	6,255	6,785
Fixed-rate subordinated bank notes	2028-2028	4.68%-4.68%	4.68%	520	996
Total long-term borrowings				$23,194	$25,701

(1)
The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR or Overnight Index Swap ("OIS") Rate. Use of these interest rate swaps impacts carrying value of the debt. See Note 16: Derivatives and Hedging Activities.

(2)	Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of June 30, 2020.

(3)	The student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of June 30, 2020.

(4)	Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The date shown represents final maturity date.
The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years, and thereafter (dollars in millions):

June 30, 2020
2020	$1,854
2021	4,246
2022	5,208
2023	3,421
2024	2,635
Thereafter	5,830
Total	$23,194

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2020, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of June 30, 2020. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar years 2021 through 2022. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.	Preferred Stock
On June 22, 2020, the Company issued and sold 5,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (the “preferred stock”), with a par value of $0.01 per share. Each share of preferred stock has a liquidation preference of $1,000 and is represented by 100 depositary shares. Proceeds, net of underwriting discount and estimated expenses, received from the preferred stock issuance totaled approximately $493 million. The preferred stock is redeemable at the Company’s option, subject to regulatory approval, either (1) in whole or in part during the three-month period prior to, and including, each reset date (as defined in the certificate of designations for the preferred stock) or (2) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the preferred stock), in each case at a redemption price equal to $1,000 per share of preferred stock plus declared and unpaid dividends. Any dividends declared on the preferred stock will be payable semi-annually in arrears at a rate of 6.125% per annum until September 23, 2025, after which the dividend rate will reset every five years to a fixed annual rate equal to the 5-year Treasury rate plus 5.783%. For more information on the Company's preferred stock, see Note 12: Common and Preferred Stock to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2019.

9.	Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gains on Available-for-Sale Investment Securities, Net of Tax	(Losses) Gains on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended June 30, 2020
Balance at March 31, 2020	$368	$(20)	$(214)	$134
Net change	(16)	4	—	(12)
Balance at June 30, 2020	$352	$(16)	$(214)	$122

For the Three Months Ended June 30, 2019
Balance at March 31, 2019	$41	$10	$(187)	$(136)
Net change	71	(18)	—	53
Balance at June 30, 2019	$112	$(8)	$(187)	$(83)

For the Six Months Ended June 30, 2020
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)
Net change	240	1	—	241
Balance at June 30, 2020	$352	$(16)	$(214)	$122

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	$10	$22	$(188)	$(156)
Net change	102	(30)	1	73
Balance at June 30, 2019	$112	$(8)	$(187)	$(83)

The following table presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended June 30, 2020
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(20)	$4	$(16)
Net change	$(20)	$4	$(16)
Cash Flow Hedges
Net unrealized gains arising during the period	$—	$1	$1
Amounts reclassified from AOCI	5	(2)	3
Net change	$5	$(1)	$4
Pension Plan

For the Three Months Ended June 30, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$94	$(23)	$71
Net change	$94	$(23)	$71
Cash Flow Hedges
Net unrealized losses arising during the period	$(22)	$6	$(16)
Amounts reclassified from AOCI	(2)	—	(2)
Net change	$(24)	$6	$(18)

For the Six Months Ended June 30, 2020
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$317	$(77)	$240
Net change	$317	$(77)	$240
Cash Flow Hedges
Net unrealized losses arising during the period	$(7)	$3	$(4)
Amounts reclassified from AOCI	7	(2)	5
Net change	$—	$1	$1

For the Six Months Ended June 30, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$134	$(32)	$102
Net change	$134	$(32)	$102
Cash Flow Hedges
Net unrealized losses arising during the period	$(35)	$9	$(26)
Amounts reclassified from AOCI	(5)	1	(4)
Net change	$(40)	$10	$(30)
Pension Plan
Unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

10.	Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) income before income taxes	$(461)	$987	$(539)	$1,917
Income tax (benefit) expense	$(93)	$234	$(110)	$438
Effective income tax rate	20.2%	23.8%	20.4%	22.9%

The income tax expense decreased $327 million and $548 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 due to pretax losses for the current periods. The effective tax rate for the three and six months ended June 30, 2020 is lower due to a lower projected pretax income for the full year. The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to pretax income or loss excluding unusual or infrequent occurring discrete items. The Company is projecting a lower pretax income for the full year, therefore the effective tax rate for the full year is lower from the historical annual effective tax rate.
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

11.	Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(368)	$753	$(429)	$1,479
Preferred stock dividends	—	—	(16)	(16)
Net (loss) income available to common stockholders	(368)	753	(445)	1,463
Income allocated to participating securities	(1)	(6)	(1)	(11)
Net (loss) income allocated to common stockholders	$(369)	$747	$(446)	$1,452
Denominator
Weighted-average shares of common stock outstanding	306	322	307	325
Effect of dilutive common stock equivalents	—	1	—	1
Weighted-average shares of common stock outstanding and common stock equivalents	306	323	307	326

Basic (loss) earnings per common share	$(1.20)	$2.32	$(1.45)	$4.46
Diluted (loss) earnings per common share	$(1.20)	$2.32	$(1.45)	$4.46

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three or six months ended June 30, 2020 and 2019.

12.	Capital Adequacy
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
As of June 30, 2020, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as "well-capitalized," the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
June 30, 2020
Total capital (to risk-weighted assets)
Discover Financial Services	$13,367	14.7%	$7,252	≥8.0%	$9,065	≥10.0%
Discover Bank	$13,029	14.5%	$7,167	≥8.0%	$8,958	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,665	12.9%	$5,439	≥6.0%	$5,439	≥6.0%
Discover Bank	$10,941	12.2%	$5,375	≥6.0%	$7,167	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,665	10.0%	$4,645	≥4.0%	N/A	N/A
Discover Bank	$10,941	9.5%	$4,597	≥4.0%	$5,746	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$10,609	11.7%	$4,079	≥4.5%	N/A	N/A
Discover Bank	$10,941	12.2%	$4,031	≥4.5%	$5,823	≥6.5%

December 31, 2019
Total capital (to risk-weighted assets)
Discover Financial Services	$13,250	13.5%	$7,860	≥8.0%	$9,825	≥10.0%
Discover Bank	$13,441	13.8%	$7,776	≥8.0%	$9,720	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,595	11.8%	$5,895	≥6.0%	$5,895	≥6.0%
Discover Bank	$11,203	11.5%	$5,832	≥6.0%	$7,776	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,595	10.3%	$4,482	≥4.0%	N/A	N/A
Discover Bank	$11,203	10.1%	$4,435	≥4.0%	$5,544	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$11,032	11.2%	$4,421	≥4.5%	N/A	N/A
Discover Bank	$11,203	11.5%	$4,374	≥4.5%	$6,318	≥6.5%

(1)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, including CECL transition provisions.

(2)
The Basel III rules do not establish well-capitalized thresholds for these measures for bank holding companies. Existing well-capitalized thresholds established in the Federal Reserve's Regulation Y have been included where available.

13.	Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company's commitments, contingencies and guarantee relationships are described below.
Commitments
Unused Credit Arrangements
At June 30, 2020, the Company had unused credit arrangements for loans of approximately $214.0 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.

Contingencies
See Note 14: Litigation and Regulatory Matters for a description of potential liability arising from pending litigation or regulatory proceedings involving the Company.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $50 million as of June 30, 2020.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of June 30, 2020, the Company had not recorded any material contingent liability in the condensed consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2020 and 2019.
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
The following table summarizes certain information regarding merchant chargeback guarantees (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Aggregate sales transaction volume(1)	$38,123	$42,831	$79,086	$81,590

(1)	Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any material contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2020 or December 31, 2019. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of June 30, 2020 and December 31, 2019, the Company had escrow deposits and settlement withholdings of $34 million and $8 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

14.	Litigation and Regulatory Matters
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three and six months ended June 30, 2020 and 2019.
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

15.	Fair Value Measurements
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2020
Assets
Fair value - OCI
U.S. Treasury securities	$9,838	$—	$—	$9,838
Residential mortgage-backed securities - Agency	—	363	—	363
Available-for-sale investment securities	$9,838	$363	$—	$10,201

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$5	$—	$5

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

Balance at December 31, 2019
Assets
Fair value - OCI
U.S. Treasury securities	$9,906	$—	$—	$9,906
Residential mortgage-backed securities - Agency	—	417	—	417
Available-for-sale investment securities	$9,906	$417	$—	$10,323

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$4	$—	$4
Derivative financial instruments - foreign exchange forward contracts(1)	$—	$1	$—	$1

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

At June 30, 2020, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $345 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. The Company had $59 million of impairments related to these assets during the three months ended June 30, 2020. See Note 5: Intangible Assets for more information on the impact of COVID-19 on intangible assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$293	$—	$293	$284
Held-to-maturity investment securities	$—	$293	$—	$293	$284

Net loan receivables	$—	$—	$88,833	$88,833	$80,743

Carrying value approximates fair value(1)
Cash and cash equivalents	$15,138	$—	$—	$15,138	$15,138
Restricted cash	$29	$—	$—	$29	$29
Other short-term investments	$2,549	$—	$—	$2,549	$2,549
Accrued interest receivables(2)	$—	$977	$—	$977	$977

Liabilities
Amortized cost
Time deposits(3)	$—	$34,303	$—	$34,303	$33,366
Short-term borrowings	$—	$—	$—	$—	$—

Long-term borrowings - owed to securitization investors	$—	$12,701	$144	$12,845	$12,766
Other long-term borrowings	—	11,157	—	11,157	10,428
Long-term borrowings	$—	$23,858	$144	$24,002	$23,194

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$255	$—	$255	$255

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
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 15: Fair Value Measurements for a description of the valuation methodologies of derivatives. Cash collateral amounts associated with derivative positions that are cleared through an exchange are legally characterized as settlement of the derivative positions. Such collateral amounts are reflected as offsets to the associated derivatives balances recorded in other assets or in accrued expenses and other liabilities. Other cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the condensed consolidated statements of financial condition. Collateral amounts recorded in the condensed consolidated statements of financial condition are based on the net collateral posted or held position for each applicable legal entity's master netting arrangement with each counterparty.
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
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at June 30, 2020 will be reclassified to interest expense as interest payments are accrued on certain of the Company's floating-rate securitized debt and deposits. During the next 12 months, the Company estimates it will reclassify $7 million of pretax expense to interest expense related to its derivatives designated as cash flow hedges.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	June 30, 2020				December 31, 2019
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$900	3	$—	$5	$900	$—	$2
Interest rate swaps—fair value hedge	$13,475	17	—	2	$14,275	—	4
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$23	6	—	—	$38	—	1
Total gross derivative assets/liabilities(2)			—	7		—	7

Less: collateral held/posted(3)			—	(7)		—	(7)
Total net derivative assets/liabilities			$—	$—		$—	$—

(1)
The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 596 million as of June 30, 2020 and notional amounts of EUR 9 million, GBP 14 million, SGD 1 million and INR 596 million as of December 31, 2019.

(2)
In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At June 30, 2020, the Company had one outstanding contracts with a total notional amount of $13 million and immaterial fair value. At December 31, 2019, the Company had two outstanding contracts with a total notional amount of $42 million and immaterial fair value.

(3)	Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustment for fair value hedges (dollars in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities
Long-term borrowings	$13,836	$398	$14,244	$13

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest Expense
	Deposits	Long-Term Borrowings	Other Income
For the Three Months Ended June 30, 2020
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(340)	$(142)	$14

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(4)	$(1)	$—

Gains on fair value hedging relationship
Gains on hedged items	$—	$11	$—
Gains on interest rate swaps	—	38	—
Total gains on fair value hedges	$—	$49	$—

For the Three Months Ended June 30, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(401)	$(244)	$22

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$1	$1	$—

(Losses) gains on fair value hedging relationship
Losses on hedged items	$—	$(85)	$—
Gains on interest rate swaps	—	74	—
Total losses on fair value hedges	$—	$(11)	$—

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest Expense
	Deposits	Long-Term Borrowings	Other Income
For the Six Months Ended June 30, 2020
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(713)	$(353)	$42

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(5)	$(2)	$—

(Losses) gains on fair value hedging relationship
Losses on hedged items	$—	$(385)	$—
Gains on interest rate swaps	—	443	—
Total gains on fair value hedges	$—	$58	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

For the Six Months Ended June 30, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(787)	$(490)	$50

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$2	$3	$—

(Losses) gains on fair value hedging relationship
Losses on hedged items	$—	$(140)	$—
Gains on interest rate swaps	—	116	—
Total losses on fair value hedges	$—	$(24)	$—

For the impact of the derivative instruments on OCI, see Note 9: Accumulated Other Comprehensive Income.
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
At June 30, 2020, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of June 30, 2020 would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of June 30, 2020, and therefore, no collateral was required.
The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

17.	Segment Disclosures
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

•	The assets of the Company are not allocated among the operating segments in the information reviewed by the Company's chief operating decision maker.

•	The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.

•	Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's chief operating decision maker.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended June 30, 2020
Interest income
Credit card loans	$2,173	$—	$2,173
Private student loans	182	—	182
Personal loans	231	—	231
Other	86	—	86
Total interest income	2,672	—	2,672
Interest expense	482	—	482
Net interest income	2,190	—	2,190
Provision for credit losses	2,046	—	2,046
Other income	354	118	472
Other expense	982	95	1,077
(Loss) income before income taxes	$(484)	$23	$(461)

For the Three Months Ended June 30, 2019
Interest income
Credit card loans	$2,396	$—	$2,396
Private student loans	203	—	203
Personal loans	241	—	241
Other	136	1	137
Total interest income	2,976	1	2,977
Interest expense	645	—	645
Net interest income	2,331	1	2,332
Provision for credit losses(1)	787	—	787
Other income	436	84	520
Other expense	1,039	39	1,078
Income before income taxes	$941	$46	$987

(1) Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

The following table presents segment data (dollars in millions):

	Direct Banking	Payment Services	Total
For the Six Months Ended June 30, 2020
Interest income
Credit card loans	$4,589	$—	$4,589
Private student loans	387	—	387
Personal loans	485	—	485
Other	193	—	193
Total interest income	5,654	—	5,654
Interest expense	1,066	—	1,066
Net interest income	4,588	—	4,588
Provision for credit losses	3,853	—	3,853
Other income	720	242	962
Other expense	2,100	136	2,236
(Loss) income before income tax expense	$(645)	$106	$(539)

For the Six Months Ended June 30, 2019
Interest income
Credit card loans	$4,758	$—	$4,758
Private student loans	408	—	408
Personal loans	478	—	478
Other	269	1	270
Total interest income	5,913	1	5,914
Interest expense	1,277	—	1,277
Net interest income	4,636	1	4,637
Provision for credit losses(1)	1,596	—	1,596
Other income	808	170	978
Other expense	2,028	74	2,102
Income before income tax expense	$1,820	$97	$1,917

(1)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

18.	Revenue from Contracts with Customers
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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended June 30, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$222	$15	$237
Protection products revenue	44	—	44
Transaction processing revenue	—	49	49
Other income	3	11	14
Total other income subject to ASC 606(2)	269	75	344
Other income not subject to ASC 606
Loan fee income	85	—	85
Gains on equity investments	—	43	43
Total other income not subject to ASC 606	85	43	128
Total other income by operating segment	$354	$118	$472

For the Three Months Ended June 30, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$283	$16	$299
Protection products revenue	49	—	49
Transaction processing revenue	—	48	48
Other income	2	20	22
Total other income subject to ASC 606(2)	334	84	418
Other income not subject to ASC 606
Loan fee income	102	—	102
Gains on equity investments	—	—	—
Total other income not subject to ASC 606	102	—	102
Total other income by operating segment	$436	$84	$520

(1)	Net of rewards, including Cashback Bonus rewards, of $385 million and $460 million for the three months ended June 30, 2020 and 2019, respectively.

(2)	Excludes $1 million and $1 million of deposit product fees that are reported within net interest income for the three months ended June 30, 2020 and 2019, respectively.

The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Six Months Ended June 30, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$419	$34	$453
Protection products revenue	91	—	91
Transaction processing revenue	—	93	93
Other income	6	36	42
Total other income subject to ASC 606(2)	516	163	679
Other income not subject to ASC 606
Loan fee income	204	—	204
Gains on equity investments	—	79	79
Total other income not subject to ASC 606	204	79	283
Total other income by operating segment	$720	$242	$962

For the Six Months Ended June 30, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$500	$30	$530
Protection products revenue	98	—	98
Transaction processing revenue	—	94	94
Other income	4	46	50
Total other income subject to ASC 606(2)	602	170	772
Other income not subject to ASC 606
Loan fee income	206	—	206
Gains on equity investments	—	—	—
Total other income not subject to ASC 606	206	—	206
Total other income by operating segment	$808	$170	$978

(1)	Net of rewards, including Cashback Bonus rewards, of $863 million and $906 million for the six months ended June 30, 2020 and 2019, respectively.

(2)	Excludes $1 million and $2 million of deposit product fees that are reported within net interest income for the six months ended June 30, 2020 and 2019, respectively.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2019.

19.	Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2020 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Additional factors that could cause our results to differ materially from those described below can be found in this section and in "Item 1A. Risk Factors" in Part II of this quarterly report and in "Risk Factors," "Business — Competition," "Business — Supervision and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2019, which is filed with the SEC and available at the SEC's internet site (https://www.sec.gov).
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
The ASU required modified-retrospective application, meaning a cumulative-effect adjustment was recorded on January 1, 2020 without adjusting comparative prior periods. This cumulative-effect adjustment did not reflect the economic disruption resulting from COVID-19 since the global disruption occurred subsequent to January 1, 2020. As a result of adoption, we recorded:

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
COVID-19 Pandemic Response and Impact
The COVID-19 pandemic has continued to have a widespread and unprecedented impact on a global scale. The health crisis continues to have a severe effect on the economy. The impact of COVID-19 continues to evolve rapidly, its future effects are uncertain, and it may be difficult to assess or predict the extent of the impacts of the pandemic on us as many factors are beyond our control and knowledge. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, see "Item 1A — Risk Factors" in Part II of this quarterly report on Form 10-Q, which should be read in conjunction with the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019. This section includes a discussion of significant areas of potential impact on us of the COVID-19 pandemic and certain actions we are taking or expect to take in this time of uncertainty caused by the COVID-19 pandemic.
Outlook and Financial Results
During the first half of the year, the pandemic has adversely impacted our financial results, specifically in the decrease in sales volume and credit card loan growth as well as the increase in our estimate of life of loan expected credit losses. As previously disclosed in the first quarter Form 10-Q, we continue to execute on our strategy to implement approximately $400 million of cost reductions off of previously provided guidance from the fourth quarter 2019 earnings release, targeting areas such as account acquisition costs and marketing expenses, due to the economic environment and the resulting pressure on earnings for the remainder of the year. Outbreaks of COVID-19 have resulted in state and local governments implementing, and in some cases re-implementing, measures to try to contain the virus such as travel bans and restrictions, shutdowns and quarantines. We anticipate these measures as well as the related economic uncertainty will continue to negatively impact consumer and business spending habits and the consumer credit environment, including the ability of consumers to repay their loans. While certain parts of the U.S. have begun to lift these measures, the re-emergence of COVID-19 has and may continue to result in governments re-imposing restrictions that may remain in place for a significant period of time. The economic uncertainty associated with COVID-19 and the measures taken to limit its spread have and will likely continue to adversely affect our business, results of operations and financial condition.
Regulatory and Legislative
Federal, state and local governments, including the U.S. Congress, the Executive Branch, and banking agencies have taken extraordinary measures to support the U.S. economy and mitigate the effects of the COVID-19 pandemic and the impact of measures taken to slow its spread. These policies have included efforts to provide regulatory relief and flexibility to financial institutions, liquidity to capital markets and mandates to support businesses and consumers, including stimulus checks, payment forbearance, and other forms of assistance. Lawmakers will likely continue to offer additional proposals as the situation evolves in an attempt to mitigate harm to the economy and consumers. It is too early to determine the overall effectiveness of actions that have been taken and their ultimate impact on our business, results of operations and financial condition. For more information, see “— Regulatory Environment and Developments” below.
Loan Receivables
In our loan portfolio, we continue to lend to customers, but have tightened standards for new accounts and for growing existing accounts. Currently, we are providing support to our customers impacted by COVID-19 across all of our loan products, expanding payment plans notably through skip-a-pay programs, to help our customers during this period of economic difficulty. Skip-a-pay programs were intended to be a short-term option and we plan to end program enrollments in the near future. After that, we will continue to offer assistance to those who qualify on a customer-by-customer basis. We have materially increased our allowance for credit losses in anticipation of higher credit losses caused by further deterioration in the macroeconomic outlook. The reserve build for the quarter ended June 30, 2020 took into account our best estimate for the impact of programs put in place by federal and state governments and agencies to mitigate the economic impact of the pandemic. It is unclear whether the measures employed to date are complete or whether federal and state governments and agencies may take additional action that could impact our business. Refer to "— Loan Quality — Impact of COVID-19 on Loan Quality" for more details on the current period allowance for credit losses.
Capital and Liquidity
We entered the COVID-19 pandemic with strong capital and liquidity positions, which we believe allows us to maintain normal operations during periods of financial market stress and disruptions to wholesale and retail funding sources. We believe we have a sufficient reserve of high-quality liquid assets and have been able to maintain access to diverse funding channels. We continued to see strong demand for our direct-to-consumer and sweep deposit balances as consumers savings rates have increased and investors sought safer assets. We remain well-capitalized with capital ratios in excess of regulatory minimums and have taken actions to preserve capital such as suspending our share repurchase program. For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the interim final rule announced by Federal banking regulators on March 27, 2020. Pursuant to the interim final rule, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022.
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
Fair Value and Impairments
With the uncertain nature of the pandemic's overall impact to the economy, we continue to assess the impact of COVID-19 with respect to our goodwill and intangible assets, investment securities and other long-term assets. During the second quarter of 2020, we identified a triggering event due to changes in the international travel and entertainment businesses that continue to persist and a declining revenue outlook for the foreseeable future resulting from COVID-19. As a result, we conducted interim impairment testing of our non-amortizable intangible assets in the Payment Services segment and recognized impairment charges totaling $59 million. For more information on the impact of COVID-19 on intangible assets, see Note 5: Intangible Assets to our condensed consolidated financial statements.
Business Continuity and Operations
We have informed employees that they may continue to work from home and will not be required to return to our physical locations until January 1, 2021, at the earliest. Notwithstanding the shift to work-from-home, our operations continue largely unaffected due to the successful implementation of certain of our business continuity plans. Operational changes necessitated by the rapid shift in employee location have not thus far had a material adverse effect on us or our financial condition; however, the shift has caused us to grow increasingly dependent on third-party service providers, including those with which we have no relationship such as our employees’ internet service providers. For more information on the risks associated with reliance on third-party service providers and the shift to work from home, see our risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019 as well as "Item 1A — Risk Factors" in Part II of this quarterly report on Form 10-Q.
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

In addition to the above regulatory actions, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 to provide relief to U.S. businesses and consumers impacted by the COVID-19 crisis. The CARES Act includes approximately $2 trillion of financial assistance, principally through federal loan programs intended to provide relief to consumers who have suffered job losses and aid businesses that have experienced disruption as a result of the pandemic. Additionally, the CARES Act provided expanded unemployment benefits and direct payments to impacted consumers and offered relief for consumers through changes to credit reporting requirements and mandated forbearance on certain federally backed mortgages and student loans. Specific to financial institutions, the CARES Act provided the option for financial institutions, including Discover, to temporarily suspend certain accounting requirements related to troubled debt restructurings ("TDRs") and delay the effective date of CECL for the duration of the national emergency. See "— Banking — Capital Standards and Stress Testing" below for more information. It also authorized the Federal Deposit Insurance Corporation ("FDIC") to establish an emergency guarantee program, which could be used to temporarily increase deposit insurance limits. Additional legislative and regulatory action may be proposed and could include requirements that could significantly impact our business practices. The impact of these legislative and regulatory initiatives on us, the economy and the U.S. consumer will depend upon a wide variety of factors some of which are yet to be identified.
Banking
Capital Standards and Stress Testing
Discover is subject to supervisory stress tests every other year rather than annually and is required to submit annual capital plans to the Federal Reserve and subject to other core components of the enhanced prudential standards rules, such as risk management and risk committee requirements and liquidity risk management regulations. However, Discover is not required to submit company-run capital stress tests and is no longer subject to the liquidity coverage ratio.

On June 25, 2020, we received results of the Federal Reserve’s supervisory stress tests and preliminary Stress Capital Buffer ("SCB") requirement. The notice indicated that Discover’s capital ratios remain above all required minimums under each of the supervisory scenarios and our preliminary SCB requirement was set at 3.5%, which is expected to be finalized in August and effective beginning October 1, 2020. In addition to the stress test and SCB results, the Federal Reserve also notified Discover that it and all other firms that participated in the 2020 Comprehensive Capital Analysis and Review exercise would be required to submit a revised capital plan that will be assessed by the Federal Reserve later this year under newly developed scenarios incorporating economic stresses reflecting the ongoing COVID-19 pandemic. In the interim, the Federal Reserve has capped covered firms’ capital distributions based on a formula that restricts most share repurchases and limits dividends based on average net income during the past four quarters. Consistent with regulatory expectations, our management also continues to conduct forward-looking sensitivity analysis and stress tests to assess the potential impact of economic changes resulting from the COVID-19 pandemic on capital planning and provides this information to our Board of Directors as well as our regulators.
LIBOR
On July 27, 2017, the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after 2021. LIBOR is commonly used as a benchmark to determine interest rates for financial instruments, such as floating-rate asset-backed securities issued by Discover Card Execution Note Trust, and certain financial products, including some of our floating-rate student loans. A cross-functional team is overseeing and managing our transition away from the use of LIBOR. This team monitors developments associated with LIBOR alternatives, assesses evolving industry and marketplace norms and conventions for LIBOR indexed instruments, evaluates the impact that the inability to determine LIBOR after 2021 will have on us, and facilitates the operational changes associated with the use of alternative benchmark rates. On June 4, 2020, the Consumer Financial Protection Bureau (“CFPB”) issued a Notice of Proposed Rulemaking (“NPR”) concerning the anticipated discontinuation of LIBOR. This NPR sets forth amendments to Regulation Z, the implementing regulation for the Truth in Lending Act, and includes proposed examples of replacement indices for LIBOR that meet Regulation Z standards for open- and closed-end products. Discover is monitoring the evolution of this NPR and will take into account the provisions of any related Final Rule in our efforts to transition away from the use of LIBOR.
Consumer Financial Services
The CFPB regulates consumer financial products and services, and examines certain providers of consumer financial products and services, including Discover. The CFPB's authority includes preventing "unfair, deceptive or abusive acts or practices" and ensuring that consumers have access to fair, transparent and competitive financial products and services. The CFPB has rulemaking, supervision and enforcement powers with respect to federal consumer protection laws. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g. credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions including its bi-annual review of the consumer credit card market. In response to the COVID-19 pandemic, federal banking regulators as well as the CFPB have encouraged banks to work with their borrowers and provided regulatory flexibility, given exam flexibility, delayed the Home Mortgage Disclosure Act and other data collections, and promoted other areas for relief. Similar to the banking regulators, we continue to be in regular contact with the CFPB as the COVID-19 pandemic evolves. Similarly, we are monitoring the activity in the states and are in contact with state officials, as necessary, to ensure we are aware of and in compliance with state requirements responding to COVID-19.
Data Security and Privacy
Policymakers at the federal and state levels remain focused on measures to enhance data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment data privacy standards. For example, the California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA went into effect on January 1, 2020, and proposed regulations have yet to be finalized. California Attorney General Enforcement for CCPA began on July 1, 2020. The original proponent of the CCPA has launched a 2020 California ballot initiative with the goal of expanding the rights and remedies created by the CCPA, while protecting the new law from future legislative amendments. This initiative will appear on the November 2020 ballot. While it is too early to determine the full impact of these developments, they may result in the imposition of requirements on Discover and other providers of consumer financial services or networks that could adversely affect our businesses.

Payment Networks
The Dodd-Frank Act contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected, and is expected to continue to adversely affect, our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing and technology development strategies in order to assess their impact on our business and on competition in the marketplace. Following an inquiry by the U.S. Department of Justice into some of these competitor pricing strategies, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns. The Court granted summary judgment in favor of Visa in August 2018. PULSE filed an appeal on January 17, 2019 and Visa filed their response to the appeal on April 5, 2019. The Fifth Circuit Court of Appeals held a hearing on the appeal on October 9, 2019 and will hold an additional hearing on the appeal in the coming months. Visa also faces ongoing merchant litigation as it relates to the underlying anticompetitive behavior that is the subject of PULSE's case against Visa. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affects PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
For more information on how the regulatory and supervisory environment, ongoing enforcement actions and findings, and changes to laws and regulations could impact our strategies, the value of our assets, or otherwise adversely affect our business see "Risk Factors — Current Economic and Regulatory Environment" in our annual report on Form 10-K year ended December 31, 2019. For more information on recent matters affecting us, see Note 14: Litigation and Regulatory Matters to our condensed consolidated financial statements.
Segments
We manage our business activities in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 17: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Direct Banking
Interest income
Credit card	$2,173	$2,396	$4,589	$4,758
Private student loans	182	203	387	408
Personal loans	231	241	485	478
Other	86	136	193	269
Total interest income	2,672	2,976	5,654	5,913
Interest expense	482	645	1,066	1,277
Net interest income	2,190	2,331	4,588	4,636
Provision for credit losses(1)	2,046	787	3,853	1,596
Other income	354	436	720	808
Other expense	982	1,039	2,100	2,028
(Loss) income before income taxes	(484)	941	(645)	1,820
Payment Services
Net interest income	—	1	—	1
Provision for credit losses(1)	—	—	—	—
Other income	118	84	242	170
Other expense	95	39	136	74
Income before income taxes	23	46	106	97
Total (loss) income before income taxes	$(461)	$987	$(539)	$1,917

(1)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

The following table presents information on transaction volume (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Network Transaction Volume
PULSE Network	$52,859	$47,389	$102,033	$94,495
Network Partners	7,280	5,950	14,260	11,613
Diners Club(1)	4,339	8,472	12,076	16,750
Total Payment Services	64,478	61,811	128,369	122,858
Discover Network—Proprietary(2)	32,349	37,891	67,529	71,942
Total Volume	$96,827	$99,702	$195,898	$194,800
Transactions Processed on Networks
Discover Network	565	671	1,210	1,276
PULSE Network	1,209	1,183	2,398	2,315
Total	1,774	1,854	3,608	3,591
Credit Card Volume
Discover Card Volume(3)	$33,105	$39,935	$70,579	$76,321
Discover Card Sales Volume(4)	$30,721	$36,664	$64,709	$69,563

(1)	Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.

(2)	Represents gross Discover card sales volume on the Discover Network.

(3)	Represents Discover card activity related to sales net of returns, balance transfers, cash advances and other activity.

(4)	Represents Discover card activity related to sales net of returns.
Direct Banking
Our Direct Banking segment reported pretax losses of $484 million and $645 million, respectively, for the three and six months ended June 30, 2020 as compared to pretax income of $941 million and $1.8 billion, respectively, for the three and six months ended June 30, 2019.
Net interest income decreased for the three and six months ended June 30, 2020 as compared to the same periods in 2019 primarily driven by lower yields on credit card loans partially offset by lower funding costs. Interest income decreased during the three and six months ended June 30, 2020 as compared to the same periods in 2019 as a result of lower yields on credit card loans, which was the result of lower market rates. Interest expense decreased during the three and six months ended June 30, 2020 as compared to the same periods in 2019 due to lower funding costs and lower average market rates.
For the three and six months ended June 30, 2020, the provision for credit losses increased as compared to the same periods in 2019, which, in addition to the impact of life of loan reserving under CECL, primarily reflects a significant change in economic outlook due to the COVID-19 pandemic. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income decreased for the three and six months ended June 30, 2020 as compared to the same periods in 2019, which was primarily due to a decrease in net discount and interchange revenue and loan fee income. The decrease in discount and interchange revenue was partially offset by a decrease in rewards costs, both of which were the result of lower sales volume due to the impacts of the COVID-19 pandemic. Loan fee income decreased due to lower sales volume and late fees. Sales volume was lower driven by the COVID-19 impacts. Late fees decreased as a result of lower delinquencies as we continue to work with our customers through the economic stresses from COVID-19.
Total other expense decreased for the three months ended June 30, 2020 as compared to the same period in 2019, which was primarily due to marketing and business development driven by COVID-19 related expense reductions in brand advertising for card. Total other expense increased for the six months ended June 30, 2020 as compared to the same period in 2019, which was primarily due to higher employee compensation and benefits driven by a larger headcount base and higher average salaries.

Discover card sales volume was $30.7 billion and $64.7 billion, respectively, for the three and six months ended June 30, 2020, which was a decrease of 16.2% and 7.0%, respectively, as compared to the same periods in 2019. This volume decline was primarily driven by lower consumer spending as a result of COVID-19.
Payment Services
Our Payment Services segment reported pretax income of $23 million and $106 million, respectively, for the three and six months ended June 30, 2020 as compared to pretax income of $46 million and $97 million, respectively, for the same periods in 2019. The increase in segment pretax income was primarily due to gains on equity investment sales during each quarter. Other expense increased primarily due to a non-cash impairment charge on the Diners Club business of $59 million driven by changes in the international travel and entertainment businesses that continue to persist and a declining revenue outlook for the foreseeable future resulting from COVID-19.
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
The key assumptions requiring significant judgment in the allowance for credit losses estimate on a quarterly basis include determination of the lengths of the reasonable and supportable forecast and reversion periods, as well as the macroeconomic variables selected for use in loss forecast models. The lengths of the reasonable and supportable forecast and reversion periods can vary and are subject to a quarterly assessment that considers the economic outlook and level of variability among macroeconomic forecasts. Generally, a straight-line method is used to revert from the reasonable and supportable forecast period to the post-reversion period, but in certain stressed scenarios, a weighted approach may be deemed more appropriate. The specific macroeconomic variables most significant to the loss forecast models may change over time, but generally include measures of consumer indebtedness, unemployment, personal income and housing-related metrics.
The overall economic environment directly impacts both the reasonable and supportable forecast and reversion periods, as well as the macroeconomic variables that are used in the loss forecast models. If management used different assumptions about the economic environment in estimating expected credit losses, the impact to the allowance for credit losses could have a material effect on our consolidated financial condition and results of operations. In addition, if we experience a rapidly changing economic environment, as experienced recently under the COVID-19 pandemic, the uncertainty around the credit loss forecasts may increase, both due to the uncertainty of the economic forecasts and the challenges our models may have in incorporating them. Although the estimation process is broader than any single macroeconomic variable, some variables have a more significant impact on the allowance for credit losses estimate. One example is a macroeconomic forecast reflecting a 25 basis point change in the Unemployment Rate variable, which could move the card allowance for credit losses estimate by approximately $190 million. See "— Loan Quality" and Note 3: Loan Receivables to our condensed consolidated financial statements for further details about our allowance for credit losses.
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2020 vs. 2019 (Decrease) Increase		For the Six Months Ended June 30,		2020 vs. 2019 (Decrease) Increase
	2020	2019	$	%	2020	2019	$	%
Interest income	$2,672	$2,977	$(305)	(10)%	$5,654	$5,914	$(260)	(4)%
Interest expense	482	645	(163)	(25)%	1,066	1,277	(211)	(17)%
Net interest income	2,190	2,332	(142)	(6)%	4,588	4,637	(49)	(1)%
Provision for credit losses(1)	2,046	787	1,259	160%	3,853	1,596	2,257	141%
Net interest income after provision for credit losses	144	1,545	(1,401)	(91)%	735	3,041	(2,306)	(76)%
Other income	472	520	(48)	(9)%	962	978	(16)	(2)%
Other expense	1,077	1,078	(1)	—%	2,236	2,102	134	6%
(Loss) income before income taxes	(461)	987	(1,448)	(147)%	(539)	1,917	(2,456)	(128)%
Income tax (benefit) expense	(93)	234	(327)	(140)%	(110)	438	(548)	(125)%
Net (loss) income	$(368)	$753	$(1,121)	(149)%	$(429)	$1,479	$(1,908)	(129)%

(1)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

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
Net interest income decreased for the three and six months ended June 30, 2020 as compared to the same periods in 2019 primarily driven by lower yields on credit card loans partially offset by lower funding costs. Interest income decreased during the three and six months ended June 30, 2020 as compared to the same periods in 2019 as a result of lower yields on credit card loans, which was the result of lower market rates. Interest expense decreased during the three and six months ended June 30, 2020 as compared to the same periods in 2019 due to lower funding costs and lower average market rates.

Average Balance Sheet Analysis (dollars in millions)

	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$14,655	0.11%	$5	$11,641	2.41%	$70
Restricted cash	226	0.25%	—	888	2.32%	5
Other short-term investments	440	0.15%	—	1,000	2.66%	7
Investment securities	10,586	2.12%	55	6,265	2.52%	39
Loan receivables(1)
Credit card(2)	70,848	12.34%	2,173	71,492	13.44%	2,396
Private student loans	9,826	7.46%	182	9,464	8.59%	203
Personal loans	7,475	12.40%	231	7,419	13.02%	241
Other	1,622	6.49%	26	983	6.83%	16
Total loan receivables	89,771	11.70%	2,612	89,358	12.82%	2,856
Total interest-earning assets	115,678	9.29%	2,672	109,152	10.94%	2,977
Allowance for credit losses(3)	(6,927)			(3,133)
Other assets	5,717			4,539
Total assets	$114,468			$110,558
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$33,993	2.46%	208	$33,576	2.56%	214
Money market deposits(5)	7,717	1.22%	24	6,973	2.22%	39
Other interest-bearing savings deposits	33,532	1.30%	108	27,875	2.13%	148
Total interest-bearing deposits	75,242	1.81%	340	68,424	2.35%	401
Borrowings
Short-term borrowings	—	0.25%	—	—	2.59%	—
Securitized borrowings(4)(5)	12,960	1.24%	39	15,179	3.01%	114
Other long-term borrowings(4)	11,375	3.63%	103	10,932	4.75%	130
Total borrowings	24,335	2.36%	142	26,111	3.74%	244
Total interest-bearing liabilities	99,577	1.95%	482	94,535	2.73%	645
Other liabilities and stockholders' equity	14,891			16,023
Total liabilities and stockholders' equity	$114,468			$110,558
Net interest income			$2,190			$2,332
Net interest margin(6)		9.81%			10.47%
Net yield on interest-earning assets(7)		7.61%			8.57%
Interest rate spread(8)		7.34%			8.21%

Average Balance Sheet Analysis (dollars in millions)

	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$11,002	0.49%	$27	$12,843	2.44%	$155
Restricted cash	427	0.85%	2	846	2.33%	10
Other short-term investments	220	0.15%	—	558	2.66%	7
Investment securities	10,607	2.15%	113	5,261	2.57%	67
Loan receivables(1)
Credit card(2)	73,092	12.63%	4,589	71,428	13.43%	4,758
Private student loans	9,909	7.85%	387	9,559	8.61%	408
Personal loans	7,589	12.84%	485	7,444	12.94%	478
Other	1,545	6.60%	51	925	6.84%	31
Total loan receivables	92,135	12.03%	5,512	89,356	12.81%	5,675
Total interest-earning assets	114,391	9.94%	5,654	108,864	10.96%	5,914
Allowance for credit losses(3)	(6,389)			(3,086)
Other assets	5,689			4,497
Total assets	$113,691			$110,275
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$33,778	2.52%	423	$33,901	2.52%	424
Money market deposits(5)	7,397	1.46%	54	7,013	2.22%	77
Other interest-bearing savings deposits	32,435	1.47%	236	27,120	2.13%	286
Total interest-bearing deposits	73,610	1.95%	713	68,034	2.33%	787
Borrowings
Short-term borrowings	—	1.51%	—	—	2.59%	—
Securitized borrowings(4)(5)	13,524	1.78%	120	15,521	3.03%	233
Other long-term borrowings(4)	11,582	4.05%	233	10,822	4.78%	257
Total borrowings	25,106	2.83%	353	26,343	3.75%	490
Total interest-bearing liabilities	98,716	2.17%	1,066	94,377	2.73%	1,277
Other liabilities and stockholders’ equity	14,975			15,898
Total liabilities and stockholders’ equity	$113,691			$110,275
Net interest income			$4,588			$4,637
Net interest margin(6)		10.01%			10.47%
Net yield on interest-earning assets(7)		8.07%			8.59%
Interest rate spread(8)		7.77%			8.23%

(1)
Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.

(2)
Interest income on credit card loans includes $76 million and $65 million of amortization of balance transfer fees for the three months ended June 30, 2020 and 2019, respectively, and $158 million and $130 million for the six months ended June 30, 2020 and 2019, respectively.

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

Loan Quality
Impact of COVID-19 on Loan Quality
COVID-19 and its impact to the economy has had a significant effect on our sales volume and loan growth during the first half of 2020. Also, while we continue to lend to customers, we have tightened standards for new accounts and for growing existing accounts.
We continue to provide support to our customers impacted by COVID-19. In response to the pandemic, to complement the assistance already available through our existing programs, we expanded borrower relief offerings to also include skip-a-pay programs and other loan modifications. The accounts using these modifications are generally excluded from TDR status either because the concessions are insignificant or they qualify for exemption pursuant to the CARES Act or interagency guidance.
As of June 30, 2020, we have enrolled approximately 650 thousand customers and $5.2 billion in receivables in skip-a-pay programs in total. Of those customers and receivables, 88 thousand and $1.0 billion, respectively, were still enrolled at quarter-end. We have seen skip-a-pay enrollments in our card portfolio steadily decrease after peak enrollment during the first week of April. The utilization of skip-a-pay programs has had a favorable impact on reported credit performance because, pursuant to regulatory guidelines, accounts enrolled in the programs do not advance through delinquency cycles in the same time frame as would have occurred without the programs. Specifically, current accounts enrolled in the programs do not advance to delinquency, and delinquent accounts enrolled in the programs do not advance to the next delinquency cycle, or to charge-off. At June 30, 2020, our delinquency ratios have been favorably impacted by customer usage of the skip-a-pay programs and are lower than comparative periods as a result.
Additionally, due to relief provided by the CARES Act or interagency guidance, certain customer accounts entering loan modification programs during the pandemic were excluded from being reported as TDRs. As a result, fewer modifications were reported as TDRs at June 30, 2020 than otherwise would have been. The table below reflects both the new modifications reported as TDRs and the amount of new modifications excluded from TDR classification as a result of regulatory relief (dollars in millions):

	For the Six Months Ended June 30, 2020
	Accounts that entered a program and were classified as TDRs during the period		Accounts excluded from the TDR designation due to regulatory exemptions
	Number of Accounts	Balances	Number of Accounts	Balances
Credit card loans	120,702	$800	64,408	$502
Private student loans	1,780	$33	1,363	$25
Personal loans	3,880	$51	168	$3

Despite the lower delinquency and TDR trends resulting from the relief we are providing to our customers, we believe we have appropriately reflected the risk presented by the accounts using these programs as well as the worsening economic impact of the pandemic on our customers in the allowance for credit losses. The increases in the allowance for credit losses during the first half of 2020 are indicative of the deterioration in consumer credit we expect related to the pandemic. The year-to-date build in the allowance of $4.8 billion is largely comprised of card loans but includes increases across all loan products. Labor markets, historically indicative of trends in credit losses, have been significantly stressed by the pandemic with unemployment reaching unprecedented levels. The higher allowance for credit losses reflects our view of this economic impact on our customers. Refer to Note 3: Loan Receivables to our condensed consolidated financial statements for more details on modification programs, troubled debt restructurings, and the allowance for credit losses.

Loan receivables consist of the following (dollars in millions):

	June 30, 2020	December 31, 2019
Credit card loans	$70,201	$77,181
Other loans
Private student loans	9,730	9,653
Personal loans	7,316	7,687
Other	1,680	1,373
Total other loans	18,726	18,713
Total loan receivables	88,927	95,894
Allowance for credit losses(1)	(8,184)	(3,383)
Net loan receivables	$80,743	$92,511

(1)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended June 30, 2020
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at March 31, 2020	$5,306	$765	$807	$35	$6,913
Additions
Provision for credit losses(1)	1,873	49	114	2	2,038
Deductions
Charge-offs	(852)	(20)	(78)	—	(950)
Recoveries	164	5	14	—	183
Net charge-offs	(688)	(15)	(64)	—	(767)
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184

	For the Three Months Ended June 30, 2019
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at March 31, 2019(2)	$2,622	$168	$338	$6	$3,134
Additions
Provision for credit losses(2)	692	15	80	—	787
Deductions
Charge-offs	(789)	(18)	(91)	—	(898)
Recoveries	166	3	11	—	180
Net charge-offs(3)	(623)	(15)	(80)	—	(718)
Other(4)	—	(1)	—	—	(1)
Balance at June 30, 2019(2)	$2,691	$167	$338	$6	$3,202

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Six Months Ended June 30, 2020
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(5)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	3,312	178	377	9	3,876
Deductions
Charge-offs	(1,721)	(42)	(162)	—	(1,925)
Recoveries	350	10	29	—	389
Net charge-offs	(1,371)	(32)	(133)	—	(1,536)
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184

	For the Six Months Ended June 30, 2019
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at December 31, 2018(2)	$2,528	$169	$338	$6	$3,041
Additions
Provision for credit losses(2)	1,402	30	164	—	1,596
Deductions
Charge-offs	(1,563)	(37)	(185)	—	(1,785)
Recoveries	324	7	21	—	352
Net charge-offs(3)	(1,239)	(30)	(164)	—	(1,433)
Other(4)	—	(2)	—	—	(2)
Balance at June 30, 2019(2)	$2,691	$167	$338	$6	$3,202

(1)
Excludes an $8 million build and $23 million release of the liability for expected credit losses on unfunded commitments for the three months and six months ended June 30, 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.

(2)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

(3)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a charge to earnings.

(4)	Net change in reserves on PCD pools having no remaining non-accretable difference (prior to adoption of ASU No. 2016-13 on January 1, 2020).

(5)	Represents the adjustment to allowance for credit losses as a result of adoption of ASU No. 2016-13 on January 1, 2020.

The allowance for credit losses was $8.2 billion at June 30, 2020, which reflects a $4.8 billion build over the amount of the allowance for credit losses at December 31, 2019. The allowance build across all loan products was due to (I) a $2.5 billion cumulative-effect adjustment for the adoption of CECL on January 1, 2020 and (II) a $2.3 billion build during the period that primarily reflects an economic outlook with updated assumptions about the impact of the COVID -19 pandemic. In estimating the allowance at June 30, 2020, we used a macroeconomic forecast that assumes a peak unemployment rate of 16%, recovering to just under 11% at the end of 2020 with slow recovery over the next few years, and an annualized real Gross Domestic Product decline of approximately 30% quarter-over-quarter or down approximately 10% on a year-over-year basis. The estimate also contemplated the impact of government stimulus programs and company-initiated loan modification programs on borrower payment behavior. The impact of COVID-19 on the economy has led to uncertainty in assumptions surrounding factors such as the length and depth of economic stresses and borrower behavior, which required significant management judgment in estimating the allowance for credit losses.
Company-initiated loan modification programs include those offered specifically in response to COVID-19 as well as existing programs offered to customers experiencing difficulty making their payments. In addition to skip-a-pay programs, we have other modification programs that customers have utilized during the period related to the pandemic. The accounts using these modifications are generally excluded from TDR status either because the concessions are insignificant or they qualify for exemption pursuant to the CARES Act or interagency guidance. All modifications are considered as part of the process for determining the allowance for credit losses.
At adoption of CECL and at June 30, 2020, the forecast period management deemed to be reasonable and supportable was 18 months. This period decreased to 12 months at March 31, 2020 due to the uncertainty caused by the rapidly changing economic environment due to the COVID-19 pandemic. In the second quarter, the reasonable and supportable period was 18 months based on the view that the present macroeconomic conditions will last for a longer period than previously expected. For both quarters, the reversion period was 12 months. Since adoption of CECL, a straight-line method was used to revert to appropriate historical information. During the quarter ended June 30, 2020, the high degree of economic stress led us to apply a weighted reversion method for credit card loans that puts more emphasis on the loss forecast model rather than lower historical losses. At June 30, 2020, the reversion method remained straight-line for all other products.
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three and six months ended June 30, 2020, the provision for credit losses increased by $1.3 billion or 159%, and $2.3 billion or 143%, respectively, as compared to the same periods in 2019. The allowance build was determined under separate methodologies for each period, based on the timing of the adoption of ASU No. 2016-13 on January 1, 2020; however, the largest driver of the increase in provision between the two periods was the significant change in economic outlook due to the COVID-19 pandemic.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
Credit card loans	$688	3.90%	$623	3.49%	$1,371	3.77%	$1,239	3.50%
Private student loans(1)	$15	0.62%	$15	0.61%	$32	0.65%	$30	0.64%
Personal loans	$64	3.43%	$80	4.33%	$133	3.51%	$164	4.43%

(1)	Prior to adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a charge to earnings.
The net charge-off rate on our credit card loans increased for the three and six months ended June 30, 2020 when compared to the same periods in 2019 due to seasoning of recent years' loan growth. The net charge-off rate on our private student loans remained relatively flat for the three and six months ended June 30, 2020 when compared to the same periods in 2019. The net charge-off rate on our personal loans decreased for the three and six months ended June 30, 2020 when compared to the same periods in 2019 due to improved underwriting.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loans that are not accruing interest regardless of delinquency, and loans restructured in TDR programs (dollars in millions):

	June 30, 2020		December 31, 2019
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,523	2.17%	$2,019	2.62%
Private student loans(1)	$153	1.57%	$181	1.88%
Personal loans	$79	1.07%	$105	1.37%

Loans 90 or more days delinquent
Credit card loans	$846	1.21%	$1,020	1.32%
Private student loans(1)	$40	0.41%	$45	0.47%
Personal loans	$27	0.36%	$31	0.40%

Loans not accruing interest	$253	0.26%	$266	0.28%

Loans restructured in TDR programs
Credit card loans(2)(3)(4)
Currently enrolled	$1,787	2.55%	$2,108	2.73%
No longer enrolled(5)	$478	0.68%	$1,254	1.62%
Total credit card loans	$2,265	3.23%	$3,362	4.35%
Private student loans(6)	$296	3.04%	$269	2.79%
Personal loans(7)	$206	2.82%	$208	2.71%

(1)	Includes PCD loans for all periods presented.

(2)
We estimate that interest income recognized on credit card loans restructured in TDR programs was $60 million and $82 million for the three months ended June 30, 2020 and 2019, respectively, and $131 million and $152 million for the six months ended June 30, 2020 and 2019, respectively. We do not separately track interest income on loans in TDR programs. This amount was estimated by applying an average interest rate to the average loans in the various TDR programs.

(3)
We estimate that the gross interest income that would have been recorded in accordance with the original terms of credit card loans restructured in TDR programs was $47 million and $50 million for the three months ended June 30, 2020 and 2019, respectively, and $101 million and $95 million for the six months ended June 30, 2020 and 2019, respectively. We do not separately track the amount of additional gross interest income that would have been recorded if the loans in TDR programs had not been restructured and interest had instead been recorded in accordance with the original terms. This amount was estimated by applying the difference between the average interest rate earned on non-modified loans and the average interest rate earned on loans in the TDR programs to the average loans in the TDR programs.

(4)	Credit card loans restructured in TDR programs include $131 million and $184 million at June 30, 2020 and December 31, 2019, respectively, which are also included in loans 90 or more days delinquent.

(5)
Beginning in 2020, credit card accounts of borrowers that have previously participated in a temporary interest rate reduction program and that have both demonstrated financial stability and had their charging privileges reinstated at a market-based interest rate, are no longer included in the balance of TDRs.

(6)	Private student loans restructured in TDR programs include $8 million and $10 million at June 30, 2020 and December 31, 2019, respectively, which are also included in loans 90 or more days delinquent.

(7)	Personal loans restructured in TDR programs include $7 million at both June 30, 2020 and December 31, 2019, which are also included in loans 90 or more days delinquent.
The 30-day as well as 90-day delinquency rates for credit card loans at June 30, 2020 decreased compared to December 31, 2019 primarily due to the impact of skip-a-pay relief programs. The 30-day and 90-day delinquency rates for private student loans at June 30, 2020 decreased compared to December 31, 2019 primarily due to seasonality of the loan portfolio. The 30-day and 90-day delinquency rates for personal loans at June 30, 2020 decreased compared to December 31, 2019 as a result of improved underwriting.
The balance of credit card loans reported as TDRs decreased at June 30, 2020 as compared to December 31, 2019 primarily due to customer usage in programs subject to TDR exclusion in accordance with the CARES Act or interagency guidance. The balance of personal loans reported as TDRs was relatively flat at June 30, 2020 as compared to December 31, 2019. The balance of private student reported as TDRs increased at June 30, 2020 as compared to December 31, 2019 due to continued loan growth and improved awareness of programs available to assist borrowers having difficulties making payment obligations. We plan to continue to use TDR programs as we believe they are useful in assisting customers experiencing financial difficulties and allowing them to make timely payments. See Note 3: Loan Receivables to our condensed consolidated financial statements for further description of our use of TDR programs to provide relief to customers experiencing financial hardship.
Modified and Restructured Loans
For information regarding modified and restructured loans, see "— Delinquencies", "— Impact of COVID-19 on Loan Quality", "— COVID-19 Pandemic Response and Impact — Loan Receivables" and Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2020 vs 2019 (Decrease) Increase		For the Six Months Ended June 30,		2020 vs. 2019 (Decrease) Increase
	2020	2019	$	%	2020	2019	$	%
Discount and interchange revenue, net(1)	$237	$299	$(62)	(21)%	$453	$530	$(77)	(15)%
Protection products revenue	44	49	(5)	(10)%	91	98	(7)	(7)%
Loan fee income	85	102	(17)	(17)%	204	206	(2)	(1)%
Transaction processing revenue	49	48	1	2%	93	94	(1)	(1)%
Gains on equity investments	43	—	43	—%	79	—	79	—%
Other income	14	22	(8)	(36)%	42	50	(8)	(16)%
Total other income	$472	$520	$(48)	(9)%	$962	$978	$(16)	(2)%

(1)
Net of rewards, including Cashback Bonus rewards, of $385 million and $460 million for the three months ended June 30, 2020 and 2019, respectively, and $863 million and $906 million for the six months ended June 30, 2020 and 2019, respectively.

Total other income decreased for the three and six months ended June 30, 2020 as compared to the same periods in 2019, primarily due to a decrease in net discount and interchange revenue and loan fee income, which were partially offset by an increase in gain on equity investments. The decrease in discount and interchange revenue was partially offset by a decrease in rewards costs, both of which were the result of lower sales volume due to the impacts of the COVID-19 pandemic. Loan fee income decreased due to lower sales volume and late fees. Sales volume was lower driven by the COVID-19 impacts. Late fees decreased as a result of lower delinquencies as we continue to work with our customers through the economic stresses from COVID-19. Gain on equity investments increased primarily from a sale during each quarter.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2020 vs. 2019 Increase (Decrease)		For the Six Months Ended June 30,		2020 vs. 2019 Increase (Decrease)
	2020	2019	$	%	2020	2019	$	%
Employee compensation and benefits	$452	$427	$25	6%	$919	$852	$67	8%
Marketing and business development	129	224	(95)	(42)%	360	419	(59)	(14)%
Information processing and communications	117	101	16	16%	231	200	31	16%
Professional fees	181	183	(2)	(1)%	374	350	24	7%
Premises and equipment	27	26	1	4%	57	54	3	6%
Other expense	171	117	54	46%	295	227	68	30%
Total other expense	$1,077	$1,078	$(1)	—%	$2,236	$2,102	$134	6%

Total other expense was relatively flat for the three months ended June 30, 2020 as compared to the same period in 2019. Marketing costs decreased primarily driven by COVID-19 related expense reductions in brand advertising for card. This was offset by a non-cash impairment charge (included in Other expense), on the Diners Club business within the Payment Services segment, driven by changes in the international travel and entertainment businesses that continue to persist and a declining revenue outlook for the foreseeable future resulting from COVID-19, and higher employee compensation and benefits driven by a larger headcount base and higher average salaries.

Total other expense increased for the six months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily driven by the COVID-19 related non-cash impairment charge on the Diners Club business discussed above, employee compensation and benefits, and information processing and communications. Employee compensation and benefits increased as a result of a larger headcount base and higher average salaries. The increase in information processing and communications was due to investments in infrastructure. This was offset by a decrease in marketing costs due to COVID-19 related expense reductions in brand advertising for card.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) income before income taxes	$(461)	$987	$(539)	$1,917
Income tax (benefit) expense	$(93)	$234	$(110)	$438
Effective income tax rate	20.2%	23.8%	20.4%	22.9%

Income tax expense decreased $327 million and $548 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 due to pretax losses for the current periods. The effective tax rate for the three and six months ended June 30, 2020 is lower due to a lower projected pretax income for the full year. We calculate our provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to pretax income or loss excluding unusual or infrequent occurring discrete items. We are projecting a lower pretax income for the full year, therefore the effective tax rate for the full year is lower from the historical annual effective tax rate.
Liquidity and Capital Resources
Impact of COVID-19 on Liquidity and Capital
We entered the COVID-19 pandemic with strong capital and liquidity positions sized to allow us to maintain normal operations during extended periods of financial market stress and disruptions to wholesale and retail funding sources. Our reserves of high-quality liquid assets and access to diverse funding channels allowed us to refrain from issuing debt in disrupted wholesale funding markets and avoid higher funding costs. As market conditions improved, we fortified our capital position in June by raising $500 million of Tier 1 capital in the form of perpetual preferred stock. Moreover, our direct-to-consumer and sweep deposit balances increased substantially during the second quarter as investors sought safe haven assets. Consequently, our store of liquid assets increased as the quarter progressed. We plan to maintain a prudent liquid asset buffer, particularly so long as heightened uncertainty around the macroeconomic and financial operating environment persists.
We remain well-capitalized with capital ratios in excess of regulatory minimums and took prudent actions to preserve capital when the macroeconomic and operating environment turned uncertain. Of note, we suspended our plans to purchase shares of our common stock and took actions to reduce our exposures to higher-risk segments of our credit portfolio. We have completed numerous stress tests to assess the impact of a severe economic downturn on our capital and liquidity and maintain ample amounts of both to ensure we remain well-capitalized and funded while continuing to serve our customers and extend special accommodations to those who need it.
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a liquidity portfolio comprised of highly liquid, unencumbered assets, including cash and cash equivalents, short term investments and investment securities, and borrowing capacity through private term asset-backed securitizations. In addition, we have unused borrowing capacity with the Federal Reserve discount window, which provides another source of contingent liquidity.

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) indirectly through contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts. At June 30, 2020, we had $61.1 billion of direct-to-consumer deposits and $16.3 billion of brokered and other deposits.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"), through which we issue DCENT DiscoverSeries notes in both public and private transactions. From time to time, we may add credit card receivables to these trusts to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT. At June 30, 2020, we had $12.5 billion of outstanding public asset-backed securities and $4.2 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization", which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust. For the three months ended June 30, 2020, the DiscoverSeries three-month rolling average excess spread was 12.27%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
An early amortization event would impair our liquidity, and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add additional receivables to the trust, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of June 30, 2020, there were $27.7 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three and six months ended June 30, 2020. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.

The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At June 30, 2020	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$12,622	$3,479	$7,503	$1,640	$—

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
Other Long-Term Borrowings—Student Loans
At June 30, 2020, $144 million of remaining principal balance was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At June 30, 2020	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,422
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2021-2031	$341
Discover Bank fixed-rate senior bank notes, maturing 2021-2030	$6,100
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At June 30, 2020, there were no outstanding balances in the federal funds market or repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At June 30, 2020, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational testing purposes and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of June 30, 2020, Discover Bank had $32.8 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank; the purchase of investments for our liquidity portfolio; working capital; and debt and capital service. We assess funding uses and liquidity needs under stressed and normal operating conditions, considering primary uses of funding, such as on-balance sheet loans, and contingent uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under stress, we conduct liquidity stress tests to assess the impact of idiosyncratic, systemic and hybrid (idiosyncratic and systemic) scenarios with varying levels of liquidity risk reflecting a range of stress severity.
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
In light of the COVID-19 pandemic, rating agencies have cited their expectation that the banking industry will experience heightened loan delinquencies and charge-offs as the labor market weakens. During the second quarter, Moody’s, Standard and Poor’s, and Fitch Ratings affirmed our credit ratings; Standard and Poor’s and Fitch changed the outlook on our senior unsecured credit ratings from “stable” to “negative”, however, while Moody’s retains a “stable” outlook on our ratings. A rating outlook reflects an agency's opinion regarding the likely rating direction over the medium term—often a period of about a year—but also indicates the agency's belief that the issuer's credit profile is consistent with its current rating level at that point in time.
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At June 30, 2020, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit rating was to fall below investment grade, Discover Bank would be required to post additional collateral, which, as of June 30, 2020, would have been $20 million. DFS (Parent Company) had no outstanding derivatives as of June 30, 2020, and therefore, no collateral was required.

The table below reflects our current credit ratings and outlooks:

	Moody's Investors Service	Standard & Poor's	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Baa3	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Stable	Negative	Negative
Discover Bank
Senior unsecured debt	Baa2	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Stable	Negative	Negative
Subordinated debt	Baa3	BBB-	BBB
Discover Card Execution Note Trust
Class A(1)	Aaa(sf)	AAA(sf)	AAA(sf)

(1)	An "sf" in the rating denotes rating agency identification for structured finance product ratings.
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
We employ a variety of metrics to monitor and manage liquidity. We utilize early warning indicators ("EWIs") to detect emerging liquidity stress events and a reporting and escalation process that is designed to be consistent with regulatory guidance. The EWIs include both idiosyncratic and systemic measures, and are monitored on a daily basis and reported to the ALCO regularly. A warning from one or more of these indicators triggers prompt review and decision-making by our senior management team, and in certain instances may lead to the convening of a senior-level response team and activation of our contingency funding plan.
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

At June 30, 2020, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents, short term investments and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve, Treasury bills, and government money market funds. Short term investments primarily included Treasury bills with contractual maturities greater than 90 days but less than one year at the time of acquisition. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government housing agencies or government-sponsored enterprises. These investments are considered highly liquid, and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management strategies. For instance, our liquidity portfolio grew materially during the second quarter as customer deposits increased and loan balances declined, reflecting consumers’ response to the COVID-19 pandemic.
At June 30, 2020, our liquidity portfolio and undrawn credit facilities were $65.7 billion, which was $9.4 billion higher than the balance at December 31, 2019. During the three and six months ended June 30, 2020, the average balance of our liquidity portfolio was $25.9 billion and $22.1 billion, respectively.

	June 30, 2020	December 31, 2019
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$14,262	$6,406
Other short-term investments	2,549	—
Investment securities(2)	10,042	10,202
Total liquidity portfolio	26,853	16,608
Private asset-backed securitizations(3)	6,000	5,500
Primary liquidity sources	32,853	22,108
Federal Reserve discount window(3)	32,830	34,220
Total liquidity portfolio and undrawn credit facilities	$65,683	$56,328

(1)	Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.

(2)	Excludes $159 million and $121 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2020 and December 31, 2019, respectively.

(3)	See "— Additional Funding Sources" for additional information.
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
As of January 1, 2019, thresholds within the Basel III rules were fully phased in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen have been replaced with new permanent thresholds as discussed below. Additionally, on March 27, 2020, federal bank regulatory agencies announced an interim final rule that allows banks that have implemented CECL the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the interim final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022. We estimate that electing this option raises our Common Equity Tier 1 ("CET1") capital ratios in 2020. For additional information regarding the risk-based capital and leverage ratios, see Note 12: Capital Adequacy to our condensed consolidated financial statements.
On March 4, 2020, the Federal Reserve announced the SCB final rule, which would impose limitations on our capital distributions if we do not maintain our capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. We participated in the CCAR supervisory stress test this year and received our preliminary SCB of 3.5%, which primarily reflects the difference between our actual CET1 ratio as of the fourth quarter of 2019 and our projected minimum CET1 ratio based on the Federal Reserve’s models in its nine-quarter Severely Adverse stress scenario. The SCB is expected to become effective October 1, 2020 and we will receive a final SCB by August 31, 2020. Under this rule, we will be required to assess if our planned capital actions are consistent with the effective capital distributions limitations that will apply on a pro-forma basis throughout the planning horizon. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
The Basel III rules provide for certain threshold-based deductions from and adjustments to CET1 to the extent that any one such category or all such categories in the aggregate exceed certain percentages of CET1. In July 2019, federal banking regulators issued a final rule that, among other things, revised certain capital requirements for Standardized Approach banks by raising the 10% of CET1 deduction threshold for certain items to 25% and eliminating the 15% combined deduction threshold applying to these items. These changes became effective for all Standardized Approach banking institutions in April 2020.
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
At June 30, 2020, DFS and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules. Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and CCAR program. Refer to "- Regulatory Environment and Developments" for more information.
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is a meaningful measure to investors of our true net asset value. As of June 30, 2020, tangible common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this measure and definitions may vary, so we advise users of this information to exercise caution in comparing this measure for different companies.

The following table provides a reconciliation of total common stockholders' equity (a U.S. GAAP financial measure) to tangible common equity (dollars in millions):

	June 30, 2020	December 31, 2019
Total common stockholders' equity(1)	$8,587	$11,296
Less: goodwill	(255)	(255)
Less: intangible assets, net	(96)	(155)
Tangible common equity	$8,236	$10,886

(1)	Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
For the period between July 1, 2019 and June 30, 2020, the Federal Reserve pre-approved capital distributions up to a maximum amount for each Category IV bank, including Discover. The Federal Reserve based these capital distribution limits on results from the 2018 supervisory stress test. Notwithstanding the pre-approval, we were still required to prepare in 2019 a capital plan to be approved by our Board of Directors and on April 6, 2020, we submitted to the Federal Reserve a new capital plan for the period July 1, 2020 to June 30, 2021, pursuant to the CCAR supervisory stress test. On June 25, 2020, we received the stress test results, which are discussed herein.
We recently declared a quarterly cash dividend on our common stock of $0.44 per share, payable on September 3, 2020 to holders of record on August 20, 2020, which is consistent with last quarter. In light of the current economic downturn, the Federal Reserve required all large banks participating in the CCAR supervisory stress test to cap common stock dividends at the average of a firm’s net income over the preceding four quarters. We also recently declared a semi-annual cash dividend on our preferred stock (Series C) of $2,750 per share, equal to $27.50 per depositary share, payable on October 30, 2020 to holders of record on October 15, 2020, which is consistent with the amount paid in the second quarter of 2020. On June 22, 2020, we opportunistically issued new perpetual preferred shares (Series D) with a liquidation amount of $500 million; these shares provide Tier 1 capital and we used the proceeds for general corporate purposes. The Series D preferred stock pays semi-annual dividends at a fixed annual rate of 6.125% until September 23, 2025, after which its dividend rate will reset every five years to a fixed annual rate equal to the 5-year Treasury rate plus 5.783%.
Our existing share repurchase program, which had $1.2 billion of remaining authorization expires on September 30, 2020. Having suspended share repurchases earlier this year in recognition of the pandemic-induced economic downturn, we repurchased no common stock during the three months ended June 30, 2020. We may reinstate our share repurchase program in the future, but the Federal Reserve has required all large banks participating in the CCAR supervisory stress test to suspend share repurchases for at least the third quarter. Thereafter, our decision to repurchase additional shares of common stock will depend on our financial results, prevailing and expected economic conditions, potential regulatory limitations, and other considerations. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at June 30, 2020, which include deposits, long-term borrowings, operating lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $104.7 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2019 under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments."
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At June 30, 2020, our unused credit arrangements were approximately $214.0 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

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
Our interest rate risk management policies are designed to measure and manage the potential volatility of earnings that may arise from changes in interest rates by having a portfolio that reflects our mix of variable- and fixed-rate assets and liabilities. To the extent that the repricing characteristics of the assets and liabilities in a particular portfolio are not sufficiently matched, we may utilize interest rate derivative contracts, such as swap agreements, to achieve our objectives. Interest rate swap agreements effectively convert the underlying asset or liability from fixed- to floating-rate or from floating- to fixed-rate. See Note 16: Derivatives and Hedging Activities to our condensed consolidated financial statements for information on our derivatives activity.
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
Our interest rate sensitive assets include our variable-rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At June 30, 2020, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets that have a fixed interest rate but contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses, which for purposes of this analysis, are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior, and overall growth and composition of the balance sheet. The degree to which our deposit rates change when benchmark interest rates change—our deposit “beta”—is one of the more significant of these assumptions. Our ALCO members review this assumption periodically and, in light of additional historical evidence, recently adopted a lower assumed deposit beta. All else equal, a lower deposit beta increases our modeled NII sensitivity to an interest rate shock, such that we would describe our current short-term interest rate risk position as being modestly asset sensitive. We believe this position is prudent given that benchmark interest rates are currently very near zero. Assumptions about deposit beta and other matters are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented below. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term versus long-term rates, balance sheet composition, competitor actions affecting pricing decisions in our loans and deposits, and strategic actions undertaken by management.
The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At June 30, 2020		At December 31, 2019
Basis point change	$	%	$	%
+100	$142	1.42%	$12	0.12%
-100	$(3)	(0.03)%	$(13)	(0.13)%

Item 4.	Controls and Procedures
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

Glossary of Acronyms

•	ALCO: Asset and Liability Management Committee

•	AOCI: Accumulated Other Comprehensive Income

•	ASC: Accounting Standards Codification

•	ASU: Accounting Standards Update

•	CARES Act: Coronavirus Aid, Relief, and Economic Security Act

•	CCAR: Comprehensive Capital Analysis and Review

•	CCPA: California Consumer Privacy Act

•	CECL: Current Expected Credit Loss

•	CET1: Common Equity Tier 1

•	CFPB: Consumer Financial Protection Bureau

•	COVID-19: Coronavirus Disease 2019

•	DCENT: Discover Card Execution Note Trust

•	DCMT: Discover Card Master Trust

•	DFS: Discover Financial Services

•	EPS: Earnings Per Share

•	EWI: Early Warning Indicator

•	FASB: Financial Accounting Standards Board

•	FDIC: Federal Deposit Insurance Corporation

•	GAAP: Generally Accepted Accounting Principles

•	IRS: Internal Revenue Service

•	LIBOR: London Interbank Offered Rate

•	NPR: Notice of Proposed Rulemaking

•	OCI: Other Comprehensive Income

•	OIS: Overnight Index Swap

•	PCD: Purchased Credit-Deteriorated

•	PCI: Purchased Credit-Impaired

•	SCB: Stress Capital Buffer

•	TDR: Troubled Debt Restructuring

•	VIE: Variable Interest Entity

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of legal proceedings, see Note 14: Litigation and Regulatory Matters to our condensed consolidated financial statements.

Item 1A.	Risk Factors
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
The impact of the COVID-19 pandemic and the resulting economic contraction has impacted and is expected to continue to adversely impact our financial results. As consumers grow increasingly uncertain about the economy, lose their jobs or are unable to find work due to the COVID-19 pandemic and the implementation of measures implemented to slow the spread of COVID-19, they may become increasingly unable or unwilling to repay their loans on time. The duration of the pandemic and the measures to contain it and the long-term negative economic impact in relation to increased unemployment could lead to increased customer delinquencies and charge-offs, which would cause an increase to our allowance for credit losses, which would adversely affect our profitability. We have put various programs in place to assist affected borrowers during the pandemic. The programs generally provide borrowers with flexibility to make monthly payments, including allowing customers to skip payments without penalty, or in certain cases, accrual of interest. The terms and conditions of the programs are subject to change and enrollment levels may fluctuate based on those changes as well as the depth and duration of the economic contraction. Our regulators are increasingly focused on how these programs are being implemented. If we are unable to effectively implement these programs, we could be subject to regulatory criticism and reputational harm. As the number of loans enrolled in these programs increases, our financial results will be adversely impacted in the short term due to forgone interest. The impact on the U.S. economy and the consumer credit environment may continue after the COVID-19 pandemic has subsided; the pace of recovery is uncertain and unpredictable. The resurgence of COVID-19 in areas where the pandemic previously appeared to have subsided or been contained only adds to the uncertainty and unpredictability of the pace of recovery. Additionally, in connection with the economic contraction due to COVID-19, we have decreased our marketing activities, which may adversely impact our ability to attract new customers and grow market share.
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
As governments have put measures in place to contain the pandemic by requiring all non-essential businesses to close and/or their employees work from home and discouraging or prohibiting people generally from leaving their homes, our sales volume, credit card loan growth, interchange revenue and net-to-net volume have declined and may continue to do so. The economic contraction and associated slowdown in travel and transaction volume may have a material adverse impact on the financial condition of some of our Diners Club International ("Diners Club") franchises. In the past, we have extended financial support to franchises experiencing financial stress.

Beginning March 13, 2020, we have transitioned nearly all of our employees and non-employee contractors to working from home. Previously, only a small portion of employees worked primarily from a location other than one of our offices. As we adapt to this new way of working, it may become less effective and as a result our ability to design and implement new products, services or features may be adversely impacted. Additionally, in the event that a meaningful portion of our call center agents become ill due to COVID-19 or otherwise are unable to work effectively, our ability to meet our internal measures for customer service may be adversely effected. The pandemic has required us and our third-party vendors to activate certain business continuity programs and make ongoing adjustments to operations. To the extent that these plans and back-up servicing and other strategies and adjustments are either not available, insufficient or cannot be implemented in whole or in part, we may be exposed to legal, regulatory, reputational, operational, information security or financial risk. For example, if we are unable to send our customers certain required statements or disclosures due to disruptions in staffing and personnel or our back-up servicing plans, we may be exposed to legal and regulatory scrutiny. Finally, as nearly all of our employees are working from home, we are increasingly reliant on a handful of vendors, including those we have no direct relationship with such as our employees' internet service providers, to maintain reliable high speed access to our internal network. Failure by such third-party providers would impact our operations. Efforts by us, our vendors and their vendors to continue to adapt operations to this new environment may introduce additional vulnerabilities to our operations and information security programs and systems in ways we have not previously contemplated or otherwise prepared for.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1 - 30, 2020
Employee transactions(1)	1,379	$30.53
May 1 - 31, 2020
Employee transactions(1)	1,942	$41.32
June 1 - 30, 2020
Employee transactions(1)	2,111	$51.65

Total
Employee transactions(1)	5,432	$42.60

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

3.3
Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2012 and incorporated herein by reference thereto).

3.4
Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

3.5
Certificate of Elimination of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 4, 2017 and incorporated herein by reference thereto).

3.6
Certificate of Designations of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock Series D (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.1	Deposit Agreement, dated June 22, 2020 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.2
Form of certificate representing the Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

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
Date: July 27, 2020