Form 10-Q
period 2020-09-30
Discover Financial Services
filed 2020-10-26
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2020, there were 306,496,332 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover it®, Freeze it®, College Covered® and Diners Club International®. All other trademarks, trade names and service marks included in this quarterly report on Form 10-Q are the property of their respective owners.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	September 30, 2020	December 31, 2019
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$9,513	$6,924
Restricted cash	576	40
Other short-term investments(1)	8,048	—
Investment securities (includes available-for-sale securities of $20,573 and $10,323 reported at fair value with associated amortized cost of $20,148 and $10,173 at September 30, 2020 and December 31, 2019, respectively)(1)	20,854	10,595
Loan receivables
Loan receivables	88,660	95,894
Allowance for credit losses(2)	(8,226)	(3,383)
Net loan receivables	80,434	92,511
Premises and equipment, net	1,121	1,057
Goodwill	255	255
Intangible assets, net	95	155
Other assets	3,453	2,459
Total assets	$124,349	$113,996
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$76,938	$71,955
Non-interest bearing deposit accounts	1,077	791
Total deposits	78,015	72,746
Short-term borrowings(1)	10,700	—
Long-term borrowings	21,841	25,701
Accrued expenses and other liabilities	3,541	3,690
Total liabilities	114,097	102,137
Commitments, contingencies and guarantees (Notes 10, 13 and 14)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 567,743,876 and 566,653,650 shares issued at September 30, 2020 and December 31, 2019, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 and 5,700 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,056	563
Additional paid-in capital	4,235	4,206
Retained earnings	19,292	21,290
Accumulated other comprehensive income (loss)	93	(119)
Treasury stock, at cost; 261,247,516 and 256,496,492 shares at September 30, 2020 and December 31, 2019, respectively	(14,430)	(14,087)
Total stockholders' equity	10,252	11,859
Total liabilities and stockholders' equity	$124,349	$113,996

(1)Includes amounts related to a securities lending transaction in September 2020. See Note 2: Investments for additional information.
(2)Prior to adoption of Accounting Standards Update ("ASU") No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
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

	September 30, 2020	December 31, 2019
	(unaudited) (dollars in millions)
Assets
Restricted cash	$576	$40
Loan receivables	$27,287	$31,840
Allowance for credit losses allocated to securitized loan receivables(1)	$(1,964)	$(1,179)
Other assets	$6	$5
Liabilities
Long-term borrowings	$11,425	$14,284
Accrued expenses and other liabilities	$9	$15

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,171	$2,465	$6,760	$7,223
Other loans	446	472	1,369	1,389
Investment securities	58	53	171	120
Other interest income	6	50	35	222
Total interest income	2,681	3,040	8,335	8,954
Interest expense
Deposits	287	407	1,000	1,194
Short-term borrowings	3	—	3	—
Long-term borrowings	126	231	479	721
Total interest expense	416	638	1,482	1,915
Net interest income	2,265	2,402	6,853	7,039
Provision for credit losses(1)	750	799	4,603	2,395
Net interest income after provision for credit losses	1,515	1,603	2,250	4,644
Other income
Discount and interchange revenue, net	238	255	691	785
Protection products revenue	44	48	135	146
Loan fee income	100	120	304	326
Transaction processing revenue	50	52	143	146
Gains on equity investments	—	—	79	—
Other income	17	23	59	73
Total other income	449	498	1,411	1,476
Other expense
Employee compensation and benefits	471	439	1,390	1,291
Marketing and business development	140	230	500	649
Information processing and communications	111	96	342	296
Professional fees	151	189	525	539
Premises and equipment	26	26	83	80
Other expense	106	127	401	354
Total other expense	1,005	1,107	3,241	3,209
Income before income taxes	959	994	420	2,911
Income tax expense	188	224	78	662
Net income	$771	$770	$342	$2,249
Net income allocated to common stockholders	$751	$749	$309	$2,203
Basic earnings per common share	$2.45	$2.36	$1.00	$6.83
Diluted earnings per common share	$2.45	$2.36	$1.00	$6.82

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited) (dollars in millions)
Net income	$771	$770	$342	$2,249
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(32)	17	208	119
Unrealized gains (losses) on cash flow hedges, net of tax	3	(8)	4	(38)
Unrealized pension and post-retirement plan gains, net of tax	—	—	—	1
Other comprehensive (loss) income	(29)	9	212	82
Comprehensive income	$742	$779	$554	$2,331

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
For the Three Months Ended September 30, 2019
Balance at June 30, 2019	6	$563	566,019	$6	$4,167	$20,107	$(83)	$(13,267)	$11,493
Net income	—	—	—	—	—	770	—	—	770
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(419)	(419)
Common stock issued under employee benefit plans	—	—	25	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	560	—	18	—	—	—	18
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(142)	—	—	(142)
Dividends — preferred stock ($2,750 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at September 30, 2019	6	$563	566,604	$6	$4,188	$20,720	$(74)	$(13,686)	$11,717

For the Three Months Ended September 30, 2020
Balance at June 30, 2020	11	$1,056	567,653	$6	$4,216	$18,673	$122	$(14,430)	$9,643
Net income	—	—	—	—	—	771	—	—	771
Other comprehensive loss	—	—	—	—	—	—	(29)	—	(29)
Common stock issued under employee benefit plans	—	—	50	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	41	—	16	—	—	—	16
Preferred stock issued	—	—	—	—	—	—	—	—	—
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(137)	—	—	(137)
Dividends — preferred stock ($2,750 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at September 30, 2020	11	$1,056	567,744	$6	$4,235	$19,292	$93	$(14,430)	$10,252

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	6	$563	564,852	$6	$4,130	$18,906	$(156)	$(12,319)	$11,130
Net income	—	—	—	—	—	2,249	—	—	2,249
Other comprehensive income	—	—	—	—	—	—	82	—	82
Purchases of treasury stock	—	—	—	—	—	—	—	(1,367)	(1,367)
Common stock issued under employee benefit plans	—	—	76	—	6	—	—	—	6
Common stock issued and stock-based compensation expense	—	—	1,676	—	52	—	—	—	52
Dividends — common stock ($1.24 per share)	—	—	—	—	—	(404)	—	—	(404)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at September 30, 2019	6	$563	566,604	$6	$4,188	$20,720	$(74)	$(13,686)	$11,717

For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	6	$563	566,654	$6	$4,206	$21,290	$(119)	$(14,087)	$11,859
Cumulative effect of ASU No. 2016-13 adoption	—	—	—	—	—	(1,902)	—	—	(1,902)
Net income	—	—	—	—	—	342	—	—	342
Other comprehensive income	—	—	—	—	—	—	212	—	212
Purchases of treasury stock	—	—	—	—	—	—	—	(343)	(343)
Common stock issued under employee benefit plans	—	—	163	—	7	—	—	—	7
Common stock issued and stock-based compensation expense	—	—	927	—	22	—	—	—	22
Preferred stock issued	5	493	—	—	—	—	—	—	493
Dividends — common stock ($1.32 per share)	—	—	—	—	—	(407)	—	—	(407)
Dividends — preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at September 30, 2020	11	$1,056	567,744	$6	$4,235	$19,292	$93	$(14,430)	$10,252

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2020	2019
	(unaudited) (dollars in millions)
Cash flows provided by operating activities
Net income	$342	$2,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses(1)	4,603	2,395
Deferred income taxes	(600)	(95)
Depreciation and amortization	362	315
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(245)	(311)
Net (gain) loss on investments and other assets	(40)	30
Other, net	87	59
Changes in assets and liabilities:
Decrease (increase) in other assets	212	(33)
(Decrease) increase in accrued expenses and other liabilities	(158)	123
Net cash provided by operating activities	4,563	4,732

Cash flows used for investing activities
Purchases of other short-term investments	(8,046)	(1,000)
Maturities of available-for-sale investment securities	724	106
Purchases of available-for-sale investment securities	—	(7,183)
Maturities of held-to-maturity investment securities	34	21
Purchases of held-to-maturity investment securities	(44)	(54)
Net principal repaid (disbursed) on loans originated for investment	5,316	(3,848)
Proceeds from sale of other investments	94	—
Purchases of other investments	(54)	(49)
Purchases of premises and equipment	(206)	(212)
Net cash used for investing activities	(2,182)	(12,219)

Cash flows provided by (used for) financing activities
Proceeds from issuance of securitized debt	—	2,027
Maturities and repayment of securitized debt	(2,974)	(6,278)
Proceeds from issuance of other long-term borrowings	494	1,341
Maturities and repayment of other long-term borrowings	(1,754)	(86)
Proceeds from issuance of common stock	7	6
Purchases of treasury stock	(343)	(1,367)
Net increase in deposits	5,245	3,231
Proceeds from issuance of preferred stock	493	—
Dividends paid on common and preferred stock	(424)	(420)
Net cash provided by (used for) financing activities	744	(1,546)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,125	(9,033)
Cash, cash equivalents and restricted cash, at beginning of period	6,964	15,145
Cash, cash equivalents and restricted cash, at end of period	$10,089	$6,112

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$9,513	$6,075
Restricted cash	576	37
Cash, cash equivalents and restricted cash, at end of period	$10,089	$6,112

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
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
Recently Issued Accounting Pronouncements (Not Yet Adopted)
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU addresses operational challenges resulting from the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other reference rates at the end of 2021. By providing optional practical expedients and exceptions to applying certain GAAP requirements, ASU No. 2020-04 provides temporary relief designed to ease the operational cost and burden of accounting for contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. In general, the optional expedients and exceptions allow eligible contracts that are modified due to reference rate reform to be accounted for prospectively as a continuation of those contracts, permit companies to preserve hedge accounting for hedging relationships affected by reference rate reform and enable companies to make a one-time election to transfer or sell certain held-to-maturity debt securities indexed to LIBOR or another reference rate that is expected to be discontinued. The temporary expedients and exceptions are elective and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with the exception of hedging relationships existing as of that date for which certain optional expedients have been elected and are expected to be retained through the end of the hedging relationships. The ASU is effective upon issuance and management expects to apply the practical expedients provided by the ASU. As part of its overall evaluation of reference rate reform, management is still evaluating the impact that LIBOR replacement will have on the Company’s financial statements. Any such impacts will be prospective in nature, affecting net interest income and fair value estimates after the effective date of such rate replacement.
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
The ASU became effective for the Company on January 1, 2020, and required modified-retrospective application, meaning a cumulative-effect adjustment was recorded as of the effective date without adjusting comparative prior periods. This cumulative-effect adjustment did not reflect the economic disruption resulting from the coronavirus disease 2019 ("COVID-19") since the global disruption occurred subsequent to January 1, 2020. As a result of adoption, the Company recorded:
•A $2.5 billion increase to the allowance for credit losses on loan receivables primarily representing the adjustment for recording reserves for expected losses, not simply those deemed to be already incurred, and extending the loss estimate period over the entire life of the loan;
•A $0.6 billion increase to other assets related to deferred tax assets on the larger allowance for credit losses;
•An offsetting $1.9 billion decrease, net of tax, to the opening balance of retained earnings; and
•Immaterial adjustments to the following:
◦The carrying value of PCD loans and related accrued interest reflected in other assets; and
◦Accrued expenses and other liabilities to record reserves for unfunded commitments.
As required by the ASU, financial statement results and balances prior to January 1, 2020, have not been retrospectively adjusted to reflect the amendments in ASU No. 2016-13. Therefore, current period results and balances are not comparable to prior period amounts, particularly with regard to the provision and allowance for credit losses (and their related subtotals).

2.    Investments
The Company's other short-term investments and investment securities consist of the following (dollars in millions):

	September 30, 2020	December 31, 2019
U.S. Treasury bills(1)	$2,139	$—
U.S. Treasury bills - Pledged	5,909	—
Total other short-term investments	$8,048	$—

U.S. Treasury securities	$3,930	$9,785
U.S. Treasury securities - Pledged(2)	5,618	121
Total U.S. Treasury securities	9,548	9,906
Residential mortgage-backed securities - Agency(3)	11,306	689
Total investment securities	$20,854	$10,595

(1)Includes U.S. Treasury bills with maturity dates greater than 90 days but less than one year at the time of acquisition.
(2)As of September 30, 2020 and December 31, 2019, includes $135 million and $121 million, respectively, of U.S. Treasury securities pledged as swap collateral other than amounts associated with the September 2020 securities lending transaction.
(3)Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
In September 2020, the Company, in an initiative for one of Discover Bank's lending businesses, entered into a short-term securities lending transaction with a counterparty. Discover Bank lent $11.4 billion of U.S. Treasury bills and securities and received agency pass-through residential mortgage-backed securities (“RMBS”) as collateral from the borrower. Throughout the term of the transaction, the counterparty is required to adjust the RMBS collateral daily to ensure it is maintained at a fair value equal to $11.6 billion, which is 102% of the value of the U.S. Treasury bills and securities lent.
Of the $11.6 billion of RMBS, the Company has the right to sell or repledge $10.7 billion. As these investments are not held for trading purposes, they are designated as available-for-sale and recorded in investment securities on the condensed consolidated statements of financial position. As of September 30, 2020, the RMBS had a carrying value and fair value of $10.7 billion. No portion of the collateral was sold or repledged as of September 30, 2020.
To reflect the obligation to return the RMBS collateral, the Company recognized $10.7 billion in short-term borrowings, which are recorded within the condensed consolidated statements of financial condition as of September 30, 2020. The Company will release the $11.6 billion of RMBS, and receive the U.S. Treasury bills and securities lent, when the transaction matures in November 2020. The U.S. Treasury bills and securities are recorded as other short-term investments and investment securities on the Company's condensed consolidated statement of financial position, respectively.
As the lender in the transaction, the Company earns a securities lending fee. This securities lending fee, as well as the interest income and interest expense associated with the transaction, were immaterial for the three and nine months ended September 30, 2020.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2020
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$9,134	$414	$—	$9,548
Residential mortgage-backed securities - Agency	11,014	11	—	11,025
Total available-for-sale investment securities	$20,148	$425	$—	$20,573
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$281	$9	$—	$290
Total held-to-maturity investment securities	$281	$9	$—	$290

At December 31, 2019
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$9,759	$155	$(8)	$9,906
Residential mortgage-backed securities - Agency	414	3	—	417
Total available-for-sale investment securities	$10,173	$158	$(8)	$10,323
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$272	$3	$(1)	$274
Total held-to-maturity investment securities	$272	$3	$(1)	$274

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
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

There were no proceeds from sales or recognized gains and losses on available-for-sale securities during the three or nine months ended September 30, 2020 and 2019. See Note 9: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2020 and 2019.

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At September 30, 2020	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
U.S. Treasury securities	$1,880	$7,254	$—	$—	$9,134
Residential mortgage-backed securities - Agency(1)	—	54	291	10,669	11,014
Total available-for-sale investment securities	$1,880	$7,308	$291	$10,669	$20,148
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$281	$281
Total held-to-maturity investment securities	$—	$—	$—	$281	$281
Available-for-Sale Investment Securities—Fair Values
U.S. Treasury securities	$1,900	$7,648	$—	$—	$9,548
Residential mortgage-backed securities - Agency(1)	—	56	300	10,669	11,025
Total available-for-sale investment securities	$1,900	$7,704	$300	$10,669	$20,573
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$290	$290
Total held-to-maturity investment securities	$—	$—	$—	$290	$290

(1)Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the investee entities. As of September 30, 2020 and December 31, 2019, the Company had outstanding investments in these entities of $323 million and $336 million, respectively, and related contingent liabilities of $61 million and $74 million, respectively. Of the above outstanding equity investments, the Company had $292 million and $298 million of investments related to affordable housing projects as of September 30, 2020 and December 31, 2019, respectively, which had $45 million and $59 million related contingent liabilities, respectively.
The Company holds non-controlling equity positions in several payment services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of September 30, 2020 and December 31, 2019, the carrying value of these investments, which is recorded within other assets, was $35 million and $42 million, respectively.

3.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	September 30, 2020	December 31, 2019
Credit card loans(1)(2)	$69,656	$77,181
Other loans(3)
Private student loans(4)	10,016	9,653
Personal loans	7,211	7,687
Other	1,777	1,373
Total other loans	19,004	18,713
Total loan receivables	88,660	95,894
Allowance for credit losses(5)	(8,226)	(3,383)
Net loan receivables	$80,434	$92,511

(1)Amounts include carrying values of $15.4 billion and $18.9 billion underlying investors' interest in trust debt at September 30, 2020 and December 31, 2019, respectively, and $11.6 billion and $12.7 billion in seller's interest at September 30, 2020 and December 31, 2019, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $380 million and $471 million at September 30, 2020 and December 31, 2019, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $527 million, $47 million and $6 million, respectively, at September 30, 2020 and $461 million, $53 million and $4 million, respectively, at December 31, 2019.
(4)Amounts include carrying values of $261 million and $292 million in loans pledged as collateral against the note issued from a student loan securitization trust at September 30, 2020 and December 31, 2019, respectively. See Note 4: Credit Card and Student Loan Securitization Activities for additional information.
(5)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

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
The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	September 30, 2020				December 31, 2019
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans(1)	$57,148	82%	$12,508	18%	$61,997	80%	$15,184	20%
Private student loans by origination year(2)(3)
2020	$983	97%	$29	3%
2019	1,690	97%	57	3%	$1,176	93%	$92	7%
2018	1,399	96%	60	4%	1,518	95%	79	5%
2017	1,076	95%	57	5%	1,198	95%	69	5%
2016	817	94%	48	6%	934	94%	58	6%
Prior	3,586	94%	214	6%	4,229	93%	300	7%
Total private student loans	$9,551	95%	$465	5%	$9,055	94%	$598	6%
Personal loans by origination year
2020	$2,175	99%	$15	1%
2019	2,506	97%	89	3%	$3,529	98%	$62	2%
2018	1,221	92%	101	8%	1,941	93%	140	7%
2017	680	89%	81	11%	1,167	90%	136	10%
2016	242	88%	34	12%	475	88%	65	12%
Prior	55	82%	12	18%	145	84%	27	16%
Total personal loans	$6,879	95%	$332	5%	$7,257	94%	$430	6%

(1)Amounts include $1.0 billion and $956 million of revolving line-of-credit arrangements that were converted to term loans as a result of a TDR program as of September 30, 2020 and December 31, 2019, respectively.
(2)A majority of student loans originations occur in the third quarter and disbursements can span multiple calendar years.
(3)FICO score represents the higher credit score of the cosigner or borrower.

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

The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	September 30, 2020			December 31, 2019
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$678	$650	$1,328	$999	$1,020	$2,019
Private student loans by origination year(1)(2)
2020	$—	$—	$—
2019	3	—	3	$1	$—	$1
2018	11	3	14	4	1	5
2017	13	4	17	11	2	13
2016	14	4	18	14	5	19
Prior	76	21	97	106	37	143
Total private student loans	$117	$32	$149	$136	$45	$181
Personal loans by origination year
2020	$4	$1	$5
2019	19	7	26	$11	$3	$14
2018	17	7	24	27	11	38
2017	11	5	16	22	10	32
2016	4	2	6	10	5	15
Prior	1	1	2	4	2	6
Total personal loans	$56	$23	$79	$74	$31	$105

(1)Student loans may include a deferment period, during which customers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.
(2)Includes PCD loans for all periods presented.
In response to the pandemic, the Company expanded borrower relief offerings to include Skip-a-Pay (payment deferral) programs in addition to other modification programs already available. While the Company continues to support and provide assistance to all customers impacted by COVID-19, the Company is no longer offering new enrollments in the Skip-a-Pay (payment deferral) programs as of August 31, 2020.
The Skip-a-Pay program allowed customers on a monthly or other periodic basis to request approval to skip their payment(s) for that month or period. The current accounts that used these modifications did not advance to delinquency and delinquent accounts enrolled in these programs did not advance to the next delinquency cycle or to charge-off. These accounts were generally excluded from TDR status either because the concessions were insignificant or they qualified for exemption pursuant to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

In addition to the Skip-a-Pay (payment deferral) programs, the Company has other modification programs that customers have utilized during the period. Due to provisions in the CARES Act, some accounts in these programs do not constitute TDRs.

Allowance for Credit Losses
A detailed description of the Company's allowance for credit losses policy can be found under the sub-heading "— Significant Loan Receivables Accounting Policies — Allowance for Credit Losses" below.

The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended September 30, 2020
	Credit Card Loans	Student Loans	Personal Loans	Other Loans	Total
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184
Additions
Provision for credit losses(1)	604	55	49	2	710
Deductions
Charge-offs	(759)	(20)	(62)	(1)	(842)
Recoveries	155	6	13	—	174
Net charge-offs	(604)	(14)	(49)	(1)	(668)
Balance at September 30, 2020	$6,491	$840	$857	$38	$8,226

	For the Three Months Ended September 30, 2019
	Credit Card Loans	Student Loans	Personal Loans	Other Loans	Total
Balance at June 30, 2019(2)	$2,691	$167	$338	$6	$3,202
Additions
Provision for credit losses(2)	719	(6)	86	—	799
Deductions
Charge-offs	(784)	(17)	(89)	(1)	(891)
Recoveries	173	3	13	—	189
Net charge-offs(3)	(611)	(14)	(76)	(1)	(702)
Balance at September 30, 2019(2)	$2,799	$147	$348	$5	$3,299

	For the Nine Months Ended September 30, 2020
	Credit Card Loans	Student Loans	Personal Loans	Other Loans	Total
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(4)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	3,916	233	426	11	4,586
Deductions
Charge-offs	(2,480)	(62)	(224)	(1)	(2,767)
Recoveries	505	16	42	—	563
Net charge-offs	(1,975)	(46)	(182)	(1)	(2,204)
Balance at September 30, 2020	$6,491	$840	$857	$38	$8,226

	For the Nine Months Ended September 30, 2019
	Credit Card Loans	Student Loans	Personal Loans	Other Loans	Total
Balance at December 31, 2018(2)	$2,528	$169	$338	$6	$3,041
Additions
Provision for credit losses(2)	2,121	24	250	—	2,395
Deductions
Charge-offs	(2,347)	(54)	(274)	(1)	(2,676)
Recoveries	497	10	34	—	541
Net charge-offs(3)	(1,850)	(44)	(240)	(1)	(2,135)
Other(5)	—	(2)	—	—	(2)
Balance at September 30, 2019(2)	$2,799	$147	$348	$5	$3,299

(1)Excludes a $40 million build and $17 million build of the liability for expected credit losses on unfunded commitments for the three months and nine months ended September 30, 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
(2)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Prior to adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a charge to earnings.
(4)Represents the adjustment to allowance for credit losses as a result of adoption of ASU No. 2016-13 on January 1, 2020.
(5)Net change in reserves on PCD pools having no remaining non-accretable difference (prior to adoption of ASU No. 2016-13 on January 1, 2020).

The allowance for credit losses was $8.2 billion at September 30, 2020, which is essentially flat compared to the amount of the allowance for credit losses at June 30, 2020. In estimating the allowance at September 30, 2020, the Company used a macroeconomic forecast that projected slight improvement from the prior quarter, including a peak unemployment rate of 11%, which remained flat through the end of 2020 and recovers slowly over the next few years. The Company also considered the uncertainties associated with some of the assumptions used in that macroeconomic forecast, including the amount and timing of additional government stimulus. Furthermore, the estimate contemplated the impact of previous government stimulus programs and other company-initiated loan modification programs on borrower payment trends. The impact of COVID-19 on the economy has continued to cause uncertainty in assumptions surrounding factors such as length and depth of economic stresses and longer term impacts on borrower behavior, which has required significant management judgment in estimating the allowance for credit losses.
Company-initiated loan modification programs include those offered specifically in response to COVID-19 as well as existing programs also offered to customers experiencing difficulty making their payments. In addition to Skip-a-Pay (payment deferral) programs, which ended on August 31, 2020, the Company has other modification programs that customers have utilized during the period related to the pandemic. The accounts using these modifications are generally excluded from TDR status either because the concessions are insignificant or they qualify for exemption under the CARES Act. All modifications are considered as part of the process for determining the allowance for credit losses.
The allowance for credit losses was $8.2 billion at September 30, 2020, which reflects a $4.8 billion build over the amount of the allowance for credit losses at December 31, 2019. The allowance build across all loan products was due to (I) a

$2.5 billion cumulative-effect adjustment for the adoption of CECL on January 1, 2020, and (II) a $2.3 billion build that primarily reflects an economic outlook that included the COVID-19 pandemic and resulting economic stress.
The forecast period management deemed to be reasonable and supportable was 18 months for all periods since the adoption of CECL except for the estimate as of March 31, 2020. The decrease to 12 months as of March 31, 2020, was due to the uncertainty caused by the rapidly changing economic environment resulting from the COVID-19 pandemic. The return to an 18-month reasonable and supportable forecast period was based on the view that the present macroeconomic conditions will last for a longer period than previously expected. The reversion period was 12 months for all quarters since the adoption of CECL. During the first quarter of 2020, a straight-line method was used to revert to appropriate historical information. In the second quarter of 2020, the high degree of economic stress led the Company to apply a weighted reversion method for credit card loans that puts more emphasis on the loss forecast model rather than lower historical losses. For similar reasons, the Company determined it was appropriate to apply a weighted reversion method for all loans in the third quarter.
The net charge-offs on credit card loans for the three months ended September 30, 2020, was relatively flat when compared to same period in 2019. The increase in net charge-offs on credit card loans for the nine months ended September 30, 2020, when compared to the same period in 2019 was due to the seasoning of recent years' loan growth.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$114	$127	$393	$382
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$27	$29	$95	$90

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below by each class of loan receivables (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At September 30, 2020
Credit card loans	$678	$650	$1,328	$604	$196
Other loans
Private student loans(2)	117	32	149	31	12
Personal loans	56	23	79	22	9
Other	8	3	11	—	11
Total other loans	181	58	239	53	32
Total loan receivables	$859	$708	$1,567	$657	$228

At December 31, 2019
Credit card loans	$999	$1,020	$2,019	$940	$237
Other loans
Private student loans(2)	136	45	181	45	11
Personal loans	74	31	105	29	12
Other	5	2	7	—	6
Total other loans	215	78	293	74	29
Total loan receivables	$1,214	$1,098	$2,312	$1,014	$266

(1)The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $7 million and $12 million for the three months ended September 30, 2020 and 2019, respectively, and $25 million and $34 million for the nine months ended September 30, 2020 and 2019, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.
(2)Includes PCD loans for all periods presented.

Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, student and personal loan borrowers who may be experiencing financial hardship. The Company considers a modified loan in which a concession has been granted to the borrower to be a TDR based on the cumulative length of the concession period and credit quality of the borrower. New programs are continually evaluated to determine which of them meet the definition of a TDR, including programs provided to customers for temporary relief due to the economic impacts of the COVID-19 outbreak that may be subject to regulatory exclusion from TDR status. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs are also available for credit card and personal loans. For all temporary modification programs, including those created specifically in response to COVID-19, the accounts are reviewed for exclusion from being reported as a TDR in accordance with the CARES Act. To the extent the accounts do not meet the requirements for exclusion, temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance, result in the loans being classified as TDRs. In addition, loans that defaulted (see table on loans that defaulted from a TDR program that follows) or graduated from modification programs or forbearance continue to be classified as TDRs, except as noted below.
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
At September 30, 2020 and December 31, 2019, there were $5.3 billion and $5.6 billion, respectively, of private student loans in repayment and $64 million and $46 million, respectively, in forbearance. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and a determination of financial distress based on an evaluation of the credit quality of the borrower using FICO scores.
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

In order to evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the three and nine months ended September 30, 2020 and 2019, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended September 30, 2020 and 2019, the Company forgave approximately $13 million and $19 million, respectively, of interest and fees as a result of accounts entering into a credit card loan TDR program. During the nine months ended September 30, 2020 and 2019, the Company forgave approximately $52 million and $53 million, respectively, of interest and fees as a result of accounts entering into a credit card loan TDR program. For all loan products, interest income on modified loans is recognized based on the modified contractual terms.
TDR program balances and number of accounts have been favorably impacted by customer usage of modifications that were subject to TDR exclusion in accordance with the CARES Act and are lower than comparative periods as a result.
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Three Months Ended September 30,
	2020		2019
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	20,779	$150	97,046	$623
Private student loans	118	$2	1,692	$31
Personal loans	2,505	$33	2,859	$39

	For the Nine Months Ended September 30,
	2020		2019
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	130,869	$875	273,970	$1,766
Private student loans	1,767	$32	4,978	$92
Personal loans	6,315	$83	8,129	$110

(1)Accounts that entered a credit card TDR program include $143 million and $173 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended September 30, 2020 and 2019, respectively, and $529 million and $336 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended September 30,
	2020		2019
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	8,983	$52	19,108	$109
Private student loans(3)	272	$6	396	$8
Personal loans(2)	624	$9	1,131	$15

	For the Nine Months Ended September 30,
	2020		2019
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	41,285	$235	50,980	$294
Private student loans(3)	876	$18	966	$19
Personal loans(2)	2,446	$36	2,925	$42

(1)Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain suspended in most cases.
(2)For credit card loans and personal loans, a customer defaults from a TDR program after two consecutive missed payments. The outstanding balance upon default is generally the loan balance at the end of the month prior to default.
(3)For student loans, defaults have been defined as loans that are 60 or more days delinquent. The outstanding balance upon default is generally the loan balance at the end of the month prior to default.
Of the account balances that defaulted as shown above for the three months ended September 30, 2020 and 2019, approximately 65% and 37%, respectively, and for the nine months ended September 30, 2020 and 2019, approximately 52% and 38%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a TDR program.
Significant Loan Receivables Accounting Policies
With the adoption of ASU No. 2016-13 on January 1, 2020, certain significant accounting policies have changed since disclosed in Note 2: Summary of Significant Accounting Policies to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2019. Refer to Note 1: Background and Basis of Presentation for details on adoption of the standard. Impacts on all significant loan receivables accounting policies are summarized as follows:
•The loan receivables policy was updated to reflect the removal of PCI loans as a separate loan portfolio segment.
•The relevance of the PCI loan policy was eliminated by CECL and therefore it was removed as a significant accounting policy.
•The delinquent loans and charge-offs policy did not change.
•The allowance for credit losses policy was updated to reflect the CECL approach for estimating credit losses.
•The loan interest and fee income policy, which includes certain accounting policy elections related to accrued interest, did not materially change.

The policies below represent those with significant updates resulting from adoption of ASU 2016-13 and are reflective of those updates. Policies that did not materially change can be found at Note 2: Summary of Significant Accounting Policies to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2019.
Loan Receivables
Loan receivables consist of credit card receivables and other loan receivables. Loan receivables also include unamortized net deferred loan origination fees and costs. Credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees and are reduced for unearned revenue related to balance transfer fees. Other loan receivables consist of student loans, personal loans and other loans and are reported at their principal amounts outstanding. For student loans, principal amounts outstanding also include accrued interest that has been capitalized. The Company's loan receivables are deemed to be held for investment at origination or acquisition because management has the intent and ability to hold them for the foreseeable future. Cash flows associated with loans originated or acquired for investment are classified as cash flows from investing activities, regardless of a subsequent change in intent.
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
For credit card loans, the Company uses a modeling framework that includes the following components for estimating expected credit losses:
•Probability of default: this model estimates the probability of charge-off at different points in time over the life of each loan.
•Exposure at default: this model estimates the portion of the balance sheet date balance remaining at any given time of charge-off for each loan. Given that there is no stated life of a receivable balance on a revolving credit card account, the Company applies a percentage of expected payments to estimate the portion of the balance that would remain at the time of charge-off.
•Loss given default: this model estimates the percentage of exposure (i.e. net loss) at time of charge-off that cannot be recovered, with the offsetting forecast recoveries being the driver of this estimate.
•Recoveries from previously charged-off accounts are estimated separately and are netted as part of the aggregation of all of the components of the card loss modeling framework.

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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	September 30, 2020	December 31, 2019
Restricted cash	$567	$28

Investors' interests held by third-party investors	11,150	14,100
Investors' interests held by wholly-owned subsidiaries of Discover Bank	4,249	4,796
Seller's interest	11,627	12,652
Loan receivables(1)	27,026	31,548
Allowance for credit losses allocated to securitized loan receivables(1)(2)	(1,964)	(1,179)
Net loan receivables	25,062	30,369
Other	4	5
Carrying value of assets of consolidated variable interest entities	$25,633	$30,402

(1)The Company maintains its allowance for credit losses at an amount sufficient to absorb expected losses inherent in all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company's balance sheet in accordance with GAAP.
(2)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of September 30, 2020, no economic or other early amortization events have occurred.
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
Student Loan Securitization Activities
Student loan trust receivables are reported in loan receivables and the related debt issued by the trusts is reported in long-term borrowings. The assets of the trusts are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts. With the exception of the trusts' restricted assets, the trusts and investors have no recourse to the Company's other assets or the Company's general credit for a shortage in cash flows.
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

The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	September 30, 2020	December 31, 2019
Restricted cash	$9	$12
Student loan receivables	261	292
Carrying value of assets of consolidated variable interest entities	$270	$304

5.    Intangible Assets
In connection with the preparation of the financial statements for the second quarter report on Form 10-Q, the Company identified a triggering event due to changes in the international travel and entertainment businesses and a declining revenue outlook for the foreseeable future resulting from COVID-19. As a result, during the second quarter the Company conducted an interim impairment test on its Diners Club trade names and international transaction processing rights non-amortizable intangible assets.
The valuation of the trade names and international transaction processing rights was based on a discounted cash flow method, consistent with the methodology used for annual impairment testing. As a result of this analysis, the Company made the determination that the trade names and international transaction processing rights were impaired and recognized a charge, during the second quarter, in its Payment Services segment of $36 million and $23 million, respectively. The impairment was recorded in other expense. As of September 30, 2020, no additional material impairments have been recorded and annual impairment testing will resume on October 1, 2020.
As of September 30, 2020, the trade names have a remaining net book value of $92 million and the international transaction processing rights have no remaining net book value.

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	September 30, 2020	December 31, 2019
Certificates of deposit in amounts less than $100,000	$21,071	$25,113
Certificates of deposit in amounts $100,000 or greater(1)	9,771	9,268
Savings deposits, including money market deposit accounts	46,096	37,574
Total interest-bearing deposits	$76,938	$71,955

(1)Includes $2.8 billion and $2.6 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of September 30, 2020 and December 31, 2019, respectively.
The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

September 30, 2020
Three months or less	$1,734
Over three months through six months	2,375
Over six months through twelve months	3,166
Over twelve months	2,496
Total	$9,771

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

September 30, 2020
2020	$4,861
2021	15,825
2022	4,353
2023	2,214
2024	1,357
Thereafter	2,232
Total	$30,842

7.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	September 30, 2020				December 31, 2019
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2020-2024	1.85%-3.32%	2.70%	$6,621	$8,609
Floating-rate asset-backed securities(2)	2021-2024	0.38%-0.75%	0.55%	4,668	5,515
Total Discover Card Master Trust I and Discover Card Execution Note Trust				11,289	14,124

Floating-rate asset-backed security(3)(4)	2031	4.25%	4.25%	136	160
Total student loan securitization trust				136	160
Total long-term borrowings - owed to securitization investors				11,425	14,284

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75%-5.20%	4.16%	3,327	3,296
Fixed-rate retail notes	2021-2031	2.85%-4.60%	3.73%	336	340

Discover Bank
Fixed-rate senior bank notes(1)	2021-2030	2.45%-4.65%	3.89%	6,236	6,785
Fixed-rate subordinated bank notes	2028-2028	4.68%-4.68%	4.68%	517	996
Total long-term borrowings				$21,841	$25,701

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in LIBOR or Overnight Index Swap ("OIS") Rate. Use of these interest rate swaps impacts carrying value of the debt. See Note 16: Derivatives and Hedging Activities.
(2)Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of September 30, 2020.
(3)The student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of September 30, 2020.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The date shown represents final maturity date.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

September 30, 2020
2020	$550
2021	4,232
2022	5,204
2023	3,411
2024	2,630
Thereafter	5,814
Total	$21,841

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2020, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of September 30, 2020. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar year 2022. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.    Preferred Stock
On June 22, 2020, the Company issued and sold 5,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (the “preferred stock”), with a par value of $0.01 per share. Each share of preferred stock has a liquidation preference of $1,000 and is represented by 100 depositary shares. Proceeds received from the preferred stock issuance, net of underwriting discount and expenses, totaled approximately $493 million. The preferred stock is redeemable at the Company’s option, subject to regulatory approval, either (1) in whole or in part during the three-month period prior to, and including, each reset date (as defined in the certificate of designations for the preferred stock) or (2) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the preferred stock), in each case at a redemption price equal to $1,000 per share of preferred stock plus declared and unpaid dividends. Any dividends declared on the preferred stock will be payable semi-annually in arrears at a rate of 6.125% per annum until September 23, 2025, after which the dividend rate will reset every five years to a fixed annual rate equal to the 5-year Treasury rate plus 5.783%. For more information on the other outstanding preferred stock issued by the Company, see Note 12: Common and Preferred Stock to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2019.
9.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") were as follows (dollars in millions):

	Unrealized Gains on Available-for-Sale Investment Securities, Net of Tax	(Losses) Gains on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended September 30, 2020
Balance at June 30, 2020	$352	$(16)	$(214)	$122
Net change	(32)	3	—	(29)
Balance at September 30, 2020	$320	$(13)	$(214)	$93

For the Three Months Ended September 30, 2019
Balance at June 30, 2019	$112	$(8)	$(187)	$(83)
Net change	17	(8)	—	9
Balance at September 30, 2019	$129	$(16)	$(187)	$(74)

For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)
Net change	208	4	—	212
Balance at September 30, 2020	$320	$(13)	$(214)	$93

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	$10	$22	$(188)	$(156)
Net change	119	(38)	1	82
Balance at September 30, 2019	$129	$(16)	$(187)	$(74)

The following table presents each component of other comprehensive income (loss) ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended September 30, 2020
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(42)	$10	$(32)
Net change	$(42)	$10	$(32)
Cash Flow Hedges
Net unrealized gains arising during the period	$—	$—	$—
Amounts reclassified from AOCI	4	(1)	3
Net change	$4	$(1)	$3

For the Three Months Ended September 30, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$24	$(7)	$17
Net change	$24	$(7)	$17
Cash Flow Hedges
Net unrealized losses arising during the period	$(9)	$2	$(7)
Amounts reclassified from AOCI	(2)	1	(1)
Net change	$(11)	$3	$(8)

For the Nine Months Ended September 30, 2020
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$275	$(67)	$208
Net change	$275	$(67)	$208
Cash Flow Hedges
Net unrealized losses arising during the period	$(7)	$3	$(4)
Amounts reclassified from AOCI	11	(3)	8
Net change	$4	$—	$4

For the Nine Months Ended September 30, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$158	$(39)	$119
Net change	$158	$(39)	$119
Cash Flow Hedges
Net unrealized losses arising during the period	$(44)	$11	$(33)
Amounts reclassified from AOCI	(7)	2	(5)
Net change	$(51)	$13	$(38)
Pension Plan
Unrealized gains arising during the period	$1	$—	$1
Net change	$1	$—	$1

10.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income before income taxes	$959	$994	$420	$2,911
Income tax expense	$188	$224	$78	$662
Effective income tax rate	19.6%	22.5%	18.6%	22.7%

Income tax expense decreased $36 million and $584 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Income tax expense and the effective tax rate for the three and nine months ended September 30, 2020 are lower due to lower projected pretax income for the full year. The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to pretax income or loss excluding unusual or infrequently occurring discrete items. As the Company is projecting lower pretax income for the full year, the impact of certain favorable items, such as tax credits, on the effective tax rate is amplified, thereby resulting in a full-year effective tax rate that is lower than the historical annual effective tax rate. For the three and nine months ended September 30, 2020 and 2019, respectively, the effective tax rate was favorably impacted by the resolution of certain tax matters.
The Company is subject to examination by the Internal Revenue Service ("IRS") and tax authorities in various state, local and foreign tax jurisdictions. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. The years 2011-2015 are currently under review by the IRS Office of Appeals. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
11.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net income	$771	$770	$342	$2,249
Preferred stock dividends	(15)	(15)	(31)	(31)
Net income available to common stockholders	756	755	311	2,218
Income allocated to participating securities	(5)	(6)	(2)	(15)
Net income allocated to common stockholders	$751	$749	$309	$2,203
Denominator
Weighted-average shares of common stock outstanding	306	317	307	323
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	306	317	307	323

Basic earnings per common share	$2.45	$2.36	$1.00	$6.83
Diluted earnings per common share	$2.45	$2.36	$1.00	$6.82

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three or nine months ended September 30, 2020 and 2019.

12.    Capital Adequacy
The Company is subject to the capital adequacy guidelines of the Federal Reserve and Discover Bank, the Company's banking subsidiary, is subject to various regulatory capital requirements as administered by the FDIC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial position and operating results of the Company and Discover Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Discover Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Company and Discover Bank are subject to regulatory and capital rules issued by the Federal Reserve and FDIC, respectively, under the Basel Committee's December 2010 framework ("Basel III rules"). The Basel III rules, which became effective for the Company January 2015, were subject to phase-in periods through the end of 2018, based on the Company being classified as a "Standardized Approach" entity. As of January 1, 2019, the Basel III rules subject to transition have all been fully phased in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen have been replaced with new permanent rules effective in April 2020. Additionally, on March 27, 2020, federal bank regulatory agencies announced an interim final rule, which has since been adopted as a final rule, that allows banks that have implemented CECL the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. For purposes of calculating regulatory capital, the Company has elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the federal bank regulatory agencies final rule published on September 30, 2020. Pursuant to the final rule, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022.
As of September 30, 2020, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as "well-capitalized," the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
September 30, 2020
Total capital (to risk-weighted assets)
Discover Financial Services	$14,046	15.2%	$7,389	≥8.0%	$9,236	≥10.0%
Discover Bank	$13,838	15.2%	$7,304	≥8.0%	$9,130	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$12,325	13.3%	$5,541	≥6.0%	$5,541	≥6.0%
Discover Bank	$11,729	12.8%	$5,478	≥6.0%	$7,304	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$12,325	10.6%	$4,662	≥4.0%	N/A	N/A
Discover Bank	$11,729	10.2%	$4,614	≥4.0%	$5,767	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$11,269	12.2%	$4,156	≥4.5%	N/A	N/A
Discover Bank	$11,729	12.8%	$4,109	≥4.5%	$5,935	≥6.5%

December 31, 2019
Total capital (to risk-weighted assets)
Discover Financial Services	$13,250	13.5%	$7,860	≥8.0%	$9,825	≥10.0%
Discover Bank	$13,441	13.8%	$7,776	≥8.0%	$9,720	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,595	11.8%	$5,895	≥6.0%	$5,895	≥6.0%
Discover Bank	$11,203	11.5%	$5,832	≥6.0%	$7,776	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,595	10.3%	$4,482	≥4.0%	N/A	N/A
Discover Bank	$11,203	10.1%	$4,435	≥4.0%	$5,544	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$11,032	11.2%	$4,421	≥4.5%	N/A	N/A
Discover Bank	$11,203	11.5%	$4,374	≥4.5%	$6,318	≥6.5%

(1)Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, including CECL transition provisions.
(2)The Basel III rules do not establish well-capitalized thresholds for these measures for bank holding companies. Existing well-capitalized thresholds established in the Federal Reserve's Regulation Y have been included where available.
13.    Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company's commitments, contingencies and guarantee relationships are described below.
Commitments
Unused Credit Arrangements
At September 30, 2020, the Company had unused credit arrangements for loans of approximately $215.0 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.

Contingencies
See Note 14: Litigation and Regulatory Matters for a description of potential liability arising from pending litigation or regulatory proceedings involving the Company.
Guarantees
The Company has obligations under certain guarantee arrangements, including contracts, indemnification agreements and representations and warranties, which contingently require the Company to make payments to the guaranteed party based on changes in an underlying asset, liability or equity security of a guaranteed party, rate or index. Also included as guarantees are contracts that contingently require the Company to make payments to a guaranteed party based on another entity's failure to perform under an agreement. The Company's use of guarantees is disclosed below by type of guarantee.
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
The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests in credit card asset-backed securities and the principal amount of any student loan secured borrowings, plus any unpaid interest for the corresponding secured borrowings. The Company has recorded substantially all of the maximum potential amount of future payments in long-term borrowings on the Company's condensed consolidated statements of financial condition. The Company has not recorded any incremental contingent liability associated with its secured borrowing representations and warranties. Management believes that the probability of having to replace, repurchase or sell assets pledged as collateral under secured borrowing arrangements, including an early amortization event, is low.
Counterparty Settlement Guarantees
Diners Club and DFS Services LLC (on behalf of PULSE) have various counterparty exposures, which are listed below:
•Merchant Guarantee. Diners Club has entered into contractual relationships with certain international merchants, which generally include travel-related businesses, for the benefit of all Diners Club licensees. The licensees hold the primary liability to settle the transactions of their customers with these merchants. However, Diners Club retains a counterparty exposure if a licensee fails to meet its financial payment obligation to one of these merchants.
•ATM Guarantee. PULSE entered into contractual relationships with certain international ATM acquirers in which DFS Services LLC retains counterparty exposure if an issuer fails to fulfill its settlement obligation.
•Network Alliance Guarantee. Discover Network, Diners Club and PULSE have entered into contractual relationships with certain international payment networks in which DFS Services LLC retains the counterparty exposure if a network fails to fulfill its settlement obligation.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $50 million as of September 30, 2020.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of September 30, 2020, the Company had not recorded any material contingent liability in the condensed consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2020 and 2019.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Aggregate sales transaction volume(1)	$46,128	$44,332	$125,214	$125,922

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any material contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2020 or December 31, 2019. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of September 30, 2020 and December 31, 2019, the Company had escrow deposits and settlement withholdings of $19 million and $8 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's business including, among other matters, consumer regulatory, accounting, tax and other operational matters, some of which may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. Certain subsidiaries of the Company are subject to a consent order with the Consumer Financial Protection Bureau ("CFPB") regarding certain student loan servicing practices, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three and nine months ended September 30, 2020 and 2019.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $220 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved and takes into account the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
The Company's estimated range above involves significant judgment, given the varying stages of the proceedings, the existence of numerous yet to be resolved issues, the breadth of the claims (often spanning multiple years and, in some cases, a wide range of business activities), unspecified damages and/or the novelty of the legal issues presented. The outcome of pending matters could adversely affect the Company's reputation and be material to the Company's condensed consolidated financial condition, operating results and cash flows for a particular future period, depending on, among other things, the level of the Company's income for such period.
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, The Student Loan Corporation and Discover Products Inc. (the "Discover Subsidiaries"), agreed to a consent order with the CFPB resolving the agency's investigation with respect to certain student loan servicing practices. The order required the Discover Subsidiaries to provide redress of approximately $16 million to consumers who may have been affected by the activities described in the order related to certain collection calls, overstatements of minimum payment due amounts in billing statements and provision of interest paid information to consumers and provide regulatory disclosures with respect to loans acquired in default. In addition, the Discover Subsidiaries were required to pay a $2.5 million civil money penalty to the CFPB. As required by the consent order, on October 19, 2015, the Discover Subsidiaries submitted to the CFPB a redress plan and a compliance plan designed to ensure that the Discover Subsidiaries provide redress and otherwise comply with the terms of the order. The CFPB is currently investigating Discover Bank's compliance with the order and certain student loan servicing practices. Discover Bank is cooperating with the CFPB in connection with the investigation. Discover Bank is enhancing the compliance plan submitted to the CFPB in 2015. The investigation could lead to a supervisory action, which may result in legal fees, penalties, fines and remediation expenses, and could require Discover Bank to change certain business practices.
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam's Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. Plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On August 28, 2020, the Court granted Plaintiff's Motion to Certify a Class. Defendants appealed the ruling on September 11, 2020. Discover filed a Letter Motion to Compel Arbitration on September 29, 2020. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.
15.    Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement, provides a three-level hierarchy for classifying financial instruments, which is based on whether the inputs to the valuation techniques used to measure the fair value of each financial instrument are observable or unobservable. It also requires certain disclosures about those measurements. The three-level valuation hierarchy is as follows:
•Level 1: Fair values determined by Level 1 inputs are defined as those that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2: Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company evaluates factors such as the frequency of transactions, the size of the bid-ask spread and the significance of adjustments made when considering transactions involving similar assets or liabilities to assess the relevance of those observed prices. If relevant and observable prices are available, the fair values of the related assets or liabilities would be classified as Level 2.
•Level 3: Fair values determined by Level 3 inputs are those based on unobservable inputs and include situations where there is little, if any, market activity for the asset or liability being valued. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company may utilize both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2020
Assets
Fair value - OCI
U.S. Treasury securities	$9,548	$—	$—	$9,548
Residential mortgage-backed securities - Agency	—	11,025	—	11,025
Available-for-sale investment securities	$9,548	$11,025	$—	$20,573

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

Balance at December 31, 2019
Assets
Fair value - OCI
U.S. Treasury securities	$9,906	$—	$—	$9,906
Residential mortgage-backed securities - Agency	—	417	—	417
Available-for-sale investment securities	$9,906	$417	$—	$10,323

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$4	$—	$4
Derivative financial instruments - foreign exchange forward contracts(1)	$—	$1	$—	$1

(1)Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.
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
The Company validates the fair value estimates provided by pricing services primarily by comparison to valuations obtained through other pricing sources. The Company evaluates pricing variances among different pricing sources to ensure that the valuations utilized are reasonable. The Company also corroborates the reasonableness of the fair value estimates with analysis of trends of significant inputs, such as market interest rate curves. The Company further performs due diligence in understanding the procedures and techniques performed by the pricing services to derive fair value estimates.

At September 30, 2020, amounts reported in residential mortgage-backed securities reflect obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with a par value of $309 million, a weighted-average coupon of 2.81% and a weighted-average remaining maturity of three years, as well as the $10.7 billion of RMBS recorded as part of the securities lending transaction disclosed in Note 2: Investments.
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
The Company validates the fair value estimates of interest rate swaps primarily through comparison to the fair value estimates computed by the counterparties to each of the derivative transactions. The Company evaluates pricing variances among different pricing sources to ensure that the valuations utilized are reasonable. The Company also corroborates the reasonableness of the fair value estimates with analysis of trends of significant inputs, such as market interest rate curves. The Company performs due diligence in understanding the impact to any changes to the valuation techniques performed by proprietary pricing models prior to implementation, working closely with the third-party valuation service and reviews the control objectives of the service at least annually. The Company corroborates the fair value of foreign exchange forward contracts through independent calculation of the fair value estimates.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. The Company had $59 million of impairments related to intangible assets during the nine months ended September 30, 2020. See Note 5: Intangible Assets for more information on the impact of COVID-19 on intangible assets. No impairments of goodwill were recognized during the three and nine months ended September 30, 2020.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$290	$—	$290	$281
Held-to-maturity investment securities	$—	$290	$—	$290	$281

Net loan receivables	$—	$—	$89,767	$89,767	$80,434

Carrying value approximates fair value(1)
Cash and cash equivalents	$9,513	$—	$—	$9,513	$9,513
Restricted cash	$576	$—	$—	$576	$576
Other short-term investments	$8,048	$—	$—	$8,048	$8,048
Accrued interest receivables(2)	$—	$1,008	$—	$1,008	$1,008

Liabilities
Amortized cost
Time deposits(3)	$—	$31,739	$—	$31,739	$30,842
Short-term borrowings	$—	$10,700	$—	$10,700	$10,700

Long-term borrowings - owed to securitization investors	$—	$11,378	$136	$11,514	$11,425
Other long-term borrowings	—	11,278	—	11,278	10,416
Long-term borrowings	$—	$22,656	$136	$22,792	$21,841

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$170	$—	$170	$170

(1)The carrying values of these assets and liabilities approximate fair value due to their short-term nature.
(2)Accrued interest receivable and payable carrying values are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.
(3)Excludes deposits without contractually defined maturities for all periods presented.

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

(1)The carrying values of these assets and liabilities approximate fair value due to their short-term nature.
(2)Accrued interest receivable and payable carrying values are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.
(3)Excludes deposits without contractually defined maturities for all periods presented.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on credit card securitized debt and deposits. The Company's outstanding cash flow hedge is for an initial maximum period of seven years for deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company's Federal Funds rate-based interest payments and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815").
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at September 30, 2020, will be reclassified to interest expense as interest payments are accrued on certain of the Company's floating-rate securitized debt and deposits. During the next 12 months, the Company estimates it will reclassify $4 million of pretax expense to interest expense related to its derivatives designated as cash flow hedges.
Fair Value Hedges
The Company is exposed to changes in fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, attributable to changes in LIBOR or OIS rate, benchmark interest rates as defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged long-term borrowings relating to the risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another.
Derivatives Not Designated as Hedges
Foreign Exchange Forward Contracts
The Company has foreign exchange forward contracts that are economic hedges and are not designated as accounting hedges. The Company enters into foreign exchange forward contracts to manage foreign currency risk. Changes in the fair value of these contracts are recorded in other income.
Derivatives Cleared Through an Exchange
Cash variation margin payments on derivatives cleared through an exchange are legally considered settlement payments and are accounted for with corresponding derivative positions as one unit of account and not presented separately as collateral. With settlement payments on derivative positions cleared through this exchange reflected as offsets to the associated derivative asset and liability balances, the fair values of derivative instruments and collateral balances shown are generally reduced.

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	September 30, 2020				December 31, 2019
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$300	1	$—	$1	$900	$—	$2
Interest rate swaps—fair value hedge	$12,175	16	—	1	$14,275	—	4
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$23	6	—	—	$38	—	1
Total gross derivative assets/liabilities(2)			—	2		—	7
Less: collateral held/posted(3)			—	(2)		—	(7)
Total net derivative assets/liabilities			$—	$—		$—	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 596 million as of September 30, 2020, and notional amounts of EUR 9 million, GBP 14 million, SGD 1 million and INR 596 million as of December 31, 2019.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At September 30, 2020, the Company had no outstanding contracts. At December 31, 2019, the Company had two outstanding contracts with a total notional amount of $42 million and immaterial fair value.
(3)Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.

    The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Assets/Liabilities
Long-term borrowings	$12,481	$339	$14,244	$13

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest Expense
	Deposits	Long-Term Borrowings	Other Income
For the Three Months Ended September 30, 2020
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(287)	$(126)	$17

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(4)	$—	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$—	$59	$—
Gains (losses) on interest rate swaps	—	(9)	—
Total gains (losses) on fair value hedging relationships	$—	$50	$—

For the Three Months Ended September 30, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(407)	$(231)	$23

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$1	$1	$—

Gains (losses) on fair value hedging relationships
Gains (losses) on hedged items	$—	$(20)	$—
Gains on interest rate swaps	—	12	—
Total gains (losses) on fair value hedging relationships	$—	$(8)	$—

	Location and Amount of (Losses) Gains Recognized in Income
	Interest Expense
	Deposits	Long-Term Borrowings	Other Income
For the Nine Months Ended September 30, 2020
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(1,000)	$(479)	$59

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(9)	$(2)	$—

Gains (losses) on fair value hedging relationships
Gains (losses) on hedged items	$—	$(326)	$—
Gains on interest rate swaps	—	434	—
Total gains on fair value hedging relationships	$—	$108	$—

For the Nine Months Ended September 30, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(1,194)	$(721)	$73

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$3	$4	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(160)	$—
Gains on interest rate swaps	—	128	—
Total gains (losses) on fair value hedging relationships	$—	$(32)	$—

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
At September 30, 2020, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of September 30, 2020, would have been $9 million. DFS (Parent Company) had no outstanding derivatives as of September 30, 2020, and therefore, no collateral was required.
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
•Direct Banking: The Direct Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home equity loans and other consumer lending and deposit products. The majority of Direct Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company's credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.
•Payment Services: The Payment Services segment includes PULSE, an automated teller machine, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company's Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue from Diners Club.
The business segment reporting provided to and used by the Company's chief operating decision maker is prepared using the following principles and allocation conventions:
•The Company aggregates operating segments when determining reportable segments.
•Corporate overhead is not allocated between segments; all corporate overhead is included in the Direct Banking segment.
•Through its operation of the Discover Network, the Direct Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments, with the exception of an allocation of direct and incremental costs driven by the Company's Payment Services segment.
•The assets of the Company are not allocated among the operating segments in the information reviewed by the Company's chief operating decision maker.
•The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.
•Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's chief operating decision maker.

The following table presents segment data (dollars in millions):
	Direct Banking	Payment Services	Total
For the Three Months Ended September 30, 2020
Interest income
Credit card loans	$2,171	$—	$2,171
Private student loans	182	—	182
Personal loans	237	—	237
Other	91	—	91
Total interest income	2,681	—	2,681
Interest expense	416	—	416
Net interest income	2,265	—	2,265
Provision for credit losses	750	—	750
Other income	371	78	449
Other expense	969	36	1,005
Income before income taxes	$917	$42	$959

For the Three Months Ended September 30, 2019
Interest income
Credit card loans	$2,465	$—	$2,465
Private student loans	204	—	204
Personal loans	249	—	249
Other	122	—	122
Total interest income	3,040	—	3,040
Interest expense	638	—	638
Net interest income	2,402	—	2,402
Provision for credit losses(1)	799	—	799
Other income	409	89	498
Other expense	1,069	38	1,107
Income before income taxes	$943	$51	$994

(1) Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

The following table presents segment data (dollars in millions):
	Direct Banking	Payment Services	Total
For the Nine Months Ended September 30, 2020
Interest income
Credit card loans	$6,760	$—	$6,760
Private student loans	569	—	569
Personal loans	722	—	722
Other	284	—	284
Total interest income	8,335	—	8,335
Interest expense	1,482	—	1,482
Net interest income	6,853	—	6,853
Provision for credit losses	4,603	—	4,603
Other income	1,091	320	1,411
Other expense	3,069	172	3,241
Income before income tax expense	$272	$148	$420

For the Nine Months Ended September 30, 2019
Interest income
Credit card loans	$7,223	$—	$7,223
Private student loans	612	—	612
Personal loans	727	—	727
Other	391	1	392
Total interest income	8,953	1	8,954
Interest expense	1,915	—	1,915
Net interest income	7,038	1	7,039
Provision for credit losses(1)	2,395	—	2,395
Other income	1,217	259	1,476
Other expense	3,097	112	3,209
Income before income tax expense	$2,763	$148	$2,911

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Three Months Ended September 30, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$225	$13	$238
Protection products revenue	44	—	44
Transaction processing revenue	—	50	50
Other income	2	15	17
Total other income subject to ASC 606(2)	271	78	349
Other income not subject to ASC 606
Loan fee income	100	—	100
Total other income not subject to ASC 606	100	—	100
Total other income by operating segment	$371	$78	$449

For the Three Months Ended September 30, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$238	$17	$255
Protection products revenue	48	—	48
Transaction processing revenue	—	52	52
Other income	3	20	23
Total other income subject to ASC 606(2)	289	89	378
Other income not subject to ASC 606
Loan fee income	120	—	120
Total other income not subject to ASC 606	120	—	120
Total other income by operating segment	$409	$89	$498

(1)Net of rewards, including Cashback Bonus rewards, of $514 million and $520 million for the three months ended September 30, 2020 and 2019, respectively.
(2)Excludes $1 million of deposit product fees that are reported within net interest income for the three months ended September 30, 2020. Deposit product fees were immaterial for the three months ended September 30, 2019.

The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Direct Banking	Payment Services	Total
For the Nine Months Ended September 30, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$644	$47	$691
Protection products revenue	135	—	135
Transaction processing revenue	—	143	143
Other income	8	51	59
Total other income subject to ASC 606(2)	787	241	1,028
Other income not subject to ASC 606
Loan fee income	304	—	304
Gains on equity investments	—	79	79
Total other income not subject to ASC 606	304	79	383
Total other income by operating segment	$1,091	$320	$1,411

For the Nine Months Ended September 30, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$738	$47	$785
Protection products revenue	146	—	146
Transaction processing revenue	—	146	146
Other income	7	66	73
Total other income subject to ASC 606(2)	891	259	1,150
Other income not subject to ASC 606
Loan fee income	326	—	326
Total other income not subject to ASC 606	326	—	326
Total other income by operating segment	$1,217	$259	$1,476

(1)Net of rewards, including Cashback Bonus rewards, of $1.4 billion for the nine months ended September 30, 2020 and 2019.
(2)Excludes $2 million of deposit product fees that are reported within net interest income for the nine months ended September 30, 2020 and 2019.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2019.
19.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2020 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which speak to our expected business and financial performance, among other matters, contain words such as "believe," "expect," "anticipate," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," "forecast," and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report and there is no undertaking to update or revise them as more information becomes available.
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
The ASU required modified-retrospective application, meaning a cumulative-effect adjustment was recorded on January 1, 2020, without adjusting comparative prior periods. This cumulative-effect adjustment did not reflect the economic disruption resulting from COVID-19 since the global disruption occurred subsequent to January 1, 2020. As a result of adoption, we recorded:
•A $2.5 billion increase to the allowance for credit losses on loan receivables primarily representing the adjustment for recording reserves for expected losses, not simply those deemed to be already incurred, and extending the loss estimate period over the entire life of the loan;
•A $0.6 billion increase to other assets related to deferred tax assets on the larger allowance for credit losses;
•An offsetting $1.9 billion decrease, net of tax, to the opening balance of retained earnings; and
•Immaterial adjustments to the following:
◦The carrying value of PCD loans and related accrued interest reflected in other assets; and
◦Accrued expenses and other liabilities to record reserves for unfunded commitments.
As required by the ASU, financial statement results and balances prior to January 1, 2020, have not been retrospectively adjusted to reflect the amendments in ASU No. 2016-13. Therefore, current period results and balances are not comparable to prior period amounts, particularly with regard to the provision and allowance for credit losses (and their related subtotals).
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

(1)Represents adjustment for recording reserves for expected losses, not simply those deemed to be already incurred, and extending the loss estimate period over the entire life of the loan.
(2)Calculated as the change in the allowance for credit losses as reported using the incurred loss approach.
(3)Calculated as the change in the allowance for credit losses as adjusted using the CECL approach.

Refer to "— Critical Accounting Estimates — Allowance for Credit Losses on Loan Receivables" for more details on our estimation process and key assumptions requiring significant judgment and to "— Loan Quality — Provision and Allowance for Credit Losses" for discussion of drivers of current period changes in the allowance for credit losses.
COVID-19 Pandemic Response and Impact
The COVID-19 pandemic has continued to have a widespread and unprecedented impact on a global scale. The health crisis continues to have a severe effect on the economy and unemployment. The impact of COVID-19 continues to evolve rapidly. Its future effects are uncertain and it may be difficult to assess or predict the extent of the impacts of the pandemic on us as many factors are beyond our control and knowledge. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, see "Item 1A — Risk Factors" in Part II of this quarterly report on Form 10-Q, which should be read in conjunction with the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019. This section includes a discussion of significant areas of potential impact on us of the COVID-19 pandemic and certain actions we are taking or expect to take in this time of uncertainty caused by the COVID-19 pandemic.
Outlook and Financial Results
During the first three quarters of the year, the pandemic has adversely impacted our financial results, specifically in the decrease in sales volume and credit card loan growth as well as the increase in our estimate of life of loan expected credit losses. As previously disclosed in the first quarter Form 10-Q, we continue to execute on our strategy to implement approximately $400 million of cost reductions off of previously provided guidance from the fourth quarter 2019 earnings release, targeting areas such as account acquisition costs and marketing expenses, due to the economic environment and the resulting pressure on earnings for the remainder of the year. Outbreaks of COVID-19 have resulted in state and local governments implementing, and in some cases re-implementing, measures to try to contain the virus such as travel bans and restrictions, shutdowns and quarantines. We anticipate these measures as well as the related economic uncertainty will continue to negatively impact consumer and business spending habits and the consumer credit environment, including the ability of consumers to repay their loans. While certain parts of the U.S. have lifted these measures, the re-emergence of COVID-19 has and may continue to result in governments re-imposing restrictions that may remain in place for a significant period of time. The economic uncertainty associated with COVID-19 and the measures taken to limit its spread have and will likely continue to adversely affect our business, results of operations and financial condition.
Regulatory and Legislative
Federal, state and local governments, including the U.S. Congress, the Executive Branch and banking agencies have taken extraordinary measures to support the U.S. economy and mitigate the effects of the COVID-19 pandemic and the impact of measures taken to slow its spread. These policies have included efforts to provide regulatory relief and flexibility to financial institutions, liquidity to capital markets and mandates to support businesses and consumers, including stimulus checks, payment forbearance and other forms of assistance. Lawmakers continue to offer additional proposals as the situation evolves in an attempt to mitigate harm to the economy and consumers. It is too early to determine the overall effectiveness of actions that have been taken and their ultimate impact on our business, results of operations and financial condition. For more information, see “— Regulatory Environment and Developments” below.
Loan Receivables
In our loan portfolio, we continue to lend to customers, but have tightened standards for new accounts and for growing existing accounts. Currently, we are providing support to our customers impacted by COVID-19 across all of our loan products to help our customers during this period of economic difficulty. We have materially increased our allowance for credit losses in anticipation of higher credit losses caused by further deterioration in the macroeconomic outlook. The reserve for the quarter ended September 30, 2020, took into account our best estimate for the impact of programs put in place by federal and state governments and agencies to mitigate the economic impact of the pandemic. It is unclear whether the measures employed to date are complete or whether federal and state governments and agencies may take additional action that could impact our business. Refer to "— Loan Quality — Impact of COVID-19 on Loan Quality" for more details on the current period allowance for credit losses.
Capital and Liquidity
We entered the COVID-19 pandemic with strong capital and liquidity positions, which we believe allows us to maintain normal operations during periods of financial market stress and disruptions to wholesale and retail funding sources. We believe we have a sufficient reserve of high-quality liquid assets and have been able to maintain access to diverse funding channels. We continued to see strong demand for our direct-to-consumer and sweep deposit balances as consumer savings rates have increased and investors sought safer assets. We remain well-capitalized with capital ratios in excess of regulatory minimums and have taken actions to preserve capital such as suspending our share repurchase program. For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the interim final rule announced by Federal banking regulators on March 27, 2020. Pursuant to the interim final rule, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022.
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
Fair Value and Impairments
With the uncertain nature of the pandemic's overall impact to the economy, we continue to assess the impact of COVID-19 with respect to our goodwill and intangible assets, investment securities and other long-term assets and determined that there were no material impairments necessary during the quarter. For more information on the impact of COVID-19 on intangible assets, see Note 5: Intangible Assets to our condensed consolidated financial statements.
Business Continuity and Operations
We have opened some of our physical locations with appropriate health safety measures and capacity limitations, including our corporate headquarters. However, we have informed employees that they may continue to work from home and will not be required to return to our physical locations until June 2021, at the earliest. Notwithstanding the shift to work-from-home, our operations continue largely unaffected due to the successful implementation of certain of our business continuity plans. Operational changes necessitated by the rapid shift in employee location have not thus far had a material adverse effect on us or our financial condition; however, the shift has caused us to grow increasingly dependent on third-party service providers, including those with which we have no relationship such as our employees’ internet service providers. For more information on the risks associated with reliance on third-party service providers and the shift to work from home, see our risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019, as well as "Item 1A — Risk Factors" in Part II of this quarterly report on Form 10-Q.
Regulatory Environment and Developments
The COVID-19 pandemic continues to dramatically impact the U.S. and global economies. We are working with our customers to address their unique financial situations, while balancing safety and soundness requirements. We are in contact with our regulators, who continue to proactively encouraged banks to work with borrowers during this time of stress. Among other actions, the federal banking agencies have taken the following measures to proactively address the economic disruptions caused by the COVID-19 outbreak and provide flexibility for banking organizations to work with impacted businesses and consumers:
•Market Stabilization: The Federal Reserve reduced short-term interest rates to near zero and launched numerous programs and facilities, including the Term Asset-Backed Securities Loan Facility, to increase market liquidity and promote stability;
•Capital & Liquidity Flexibility: Regulatory agencies issued statements urging banks to use their capital and liquidity buffers to continue lending during the crisis;
•CECL: A joint agency interim final rule, which has since been adopted as a final rule, provided banks, such as Discover, with the option to delay CECL's impact on regulatory capital for two years, followed by three year phase-in of those impacts. The U.S. Treasury subsequently released a study on CECL impacts, noting the need to continue to assess and potentially make changes to the standard or regulatory capital requirements;
•Flexibility to Work with Consumers: The agencies issued joint guidance encouraging banks to work with borrowers and provided guidelines for prudent relief programs, and agencies worked with FASB to provide accounting-classification flexibility for certain short-term loan modifications. Subsequently, the Federal Financial Institutions Examination Council (“FFIEC”) issued a statement emphasizing the need for institutions to utilize “prudent risk management and consumer protection principles…while working with borrowers as loans near the end of initial loan accommodation periods”;
•Pandemic Planning: The FFIEC released updated guidance to remind banks of actions they should be taking to minimize potential adverse effects of a pandemic on business continuity; and
•Supervisory Flexibility: Regulatory agencies have indicated willingness to work with institutions to provide flexibility and minimize burdens of supervisory activities, including extending deadlines for data collections.
In addition to the above regulatory actions, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020, to provide relief to U.S. businesses and consumers impacted by the COVID-19 crisis. The CARES Act includes approximately $2 trillion of financial assistance, principally through federal loan programs intended to provide relief to consumers who have suffered job losses and aid businesses that have experienced disruption as a result of the pandemic. Additionally, the CARES Act provided expanded unemployment benefits and direct payments to impacted consumers and offered relief for consumers through changes to credit reporting requirements and mandated forbearance on certain federally backed mortgages and student loans. Specific to financial institutions, the CARES Act provided the option for financial institutions, including Discover, to temporarily suspend certain accounting requirements related to troubled debt restructurings ("TDRs") and delay the effective date of CECL for the duration of the national emergency. See "— Banking — Capital Standards and Stress Testing" below for more information. It also authorized the Federal Deposit Insurance Corporation ("FDIC") to establish an emergency guarantee program, which could be used to temporarily increase deposit insurance limits. Additional legislative and regulatory action may be proposed and could include requirements that could significantly impact our business practices. The impact of these legislative and regulatory initiatives on us, the economy and the U.S. consumer will depend upon a wide variety of factors some of which are yet to be identified.
Banking
Capital Standards and Stress Testing
Discover is subject to mandatory supervisory stress tests every other year and is required to submit annual capital plans to the Federal Reserve based on internal forward-looking analysis of income and capital levels under expected and stressful conditions. Discover is also subject to capital buffer requirements, including the Stress Capital Buffer ("SCB"), which requires maintenance of regulatory capital levels above a threshold that is established based on the results of supervisory stress tests after accounting for planned dividend payments.

On June 25, 2020, we received results of the Federal Reserve’s supervisory stress tests and preliminary SCB requirement. The notice indicated that Discover’s capital ratios remain above all required minimums under each of the supervisory scenarios and our preliminary SCB requirement was set at 3.5%, which was announced as final in a public notice issued by the Federal Reserve on August 10, 2020. In addition to the stress test and SCB results, the Federal Reserve also notified Discover that it and all other firms that participated in the 2020 Comprehensive Capital Analysis and Review ("CCAR") exercise would be required to submit a revised capital plan that will be assessed by the Federal Reserve later this year under newly developed scenarios incorporating economic stresses reflecting the ongoing COVID-19 pandemic. The Federal Reserve has since released the supervisory scenarios that will be utilized as part of the capital plan resubmission and informed covered firms that capital plans must be submitted by November 2, 2020, with the Federal Reserve planning to release firm-specific results via public disclosure before the end of the year. It is not yet known whether the Federal Reserve will utilize the capital plan resubmission to adjust firms’ SCB or distribution limits. In the interim, for both the third and fourth quarter of 2020, the Federal Reserve has capped covered firms’ capital distributions based on a formula that restricts most share repurchases and limits dividends based on average net income during the past four quarters. The SCB is anticipated to become effective beginning in the first quarter of 2021. Consistent with regulatory expectations, we continue to conduct forward-looking sensitivity analysis and stress tests to assess the potential impact of economic changes resulting from the COVID-19 pandemic on capital planning and provide this information to our Board of Directors as well as our regulators.
The Federal Reserve issued a public notice on September 30, 2020, that it is soliciting comments on proposed changes to its capital plan rule to reflect the tailored requirements for Category IV bank holding companies (including Discover). Among other things, the proposed rule would clarify that Category IV firms will be required to submit a capital plan to the Federal Reserve annually even in off-cycle years and would have the option to submit to supervisory stress tests during off-cycle years if they wished to adjust their SCB. The deadline to provide comments to the Federal Reserve is November 20, 2020, and the timing and substance of any final rule is unknown.
Consumer Financial Services
The Consumer Financial Protection Bureau ("CFPB") regulates consumer financial products and services and examines certain providers of consumer financial products and services, including Discover. The CFPB's authority includes preventing "unfair, deceptive or abusive acts or practices" and ensuring that consumers have access to fair, transparent and competitive financial products and services. The CFPB has rulemaking, supervision and enforcement powers with respect to federal consumer protection laws. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g. credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions including its bi-annual review of the consumer credit card market. In response to the COVID-19 pandemic, federal banking regulators as well as the CFPB have encouraged banks to work with their borrowers and provided regulatory flexibility, given exam flexibility, delayed the Home Mortgage Disclosure Act and other data collections, and promoted other areas for relief. Similar to the banking regulators, we continue to be in regular contact with the CFPB as the COVID-19 pandemic evolves. Similarly, we are monitoring the activity in the states and are in contact with state officials, as necessary, to ensure we are aware of and in compliance with state requirements responding to COVID-19.
Data Security and Privacy
Policymakers at the federal and state levels remain focused on measures to enhance data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment data privacy standards. For example, the California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA went into effect on January 1, 2020, and the final California Attorney General regulations became effective on August 14, 2020. California Attorney General enforcement for CCPA began on July 1, 2020. The original proponent of the CCPA has launched a 2020 California ballot initiative with the goal of expanding the rights and remedies created by the CCPA, while protecting the new law from future legislative amendments. This initiative will appear on the November 2020 ballot. While it is too early to determine the full impact of these developments, they may result in the imposition of requirements on Discover and other providers of consumer financial services or networks that could adversely affect our businesses.
Payment Networks
The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") contains several provisions impacting the debit card market, including network participation requirements and interchange fee limitations. The changing debit card environment, including competitor actions related to merchant and acquirer pricing and transaction routing strategies, has adversely affected, and is expected to continue to adversely affect, our PULSE network's business practices, network transaction volume, revenue and prospects for future growth. We continue to closely monitor competitor pricing and technology development strategies in order to assess their impact on our business and on competition in the marketplace. Following an inquiry by the U.S. Department of Justice into some of these competitor pricing strategies, PULSE filed a lawsuit against Visa in late 2014 with respect to these competitive concerns. The Court granted summary judgment in favor of Visa in August 2018. PULSE filed an appeal on January 17, 2019, and Visa filed their response to the appeal on April 5, 2019. The Fifth Circuit Court of Appeals held a hearing on the appeal on October 9, 2019, and will hold an additional hearing on the appeal in the coming months. Visa also faces ongoing merchant litigation as it relates to the underlying anticompetitive behavior that is the subject of PULSE's case against Visa. In addition, the Dodd-Frank Act's network participation requirements impact PULSE's ability to enter into exclusivity arrangements, which affects PULSE's current business practices and may materially adversely affect its network transaction volume and revenue.
For more information on how the regulatory and supervisory environment, ongoing enforcement actions and findings and changes to laws and regulations could impact our strategies, the value of our assets or otherwise adversely affect our business see "Risk Factors — Current Economic and Regulatory Environment" in our annual report on Form 10-K year ended December 31, 2019. For more information on recent matters affecting us, see Note 14: Litigation and Regulatory Matters to our condensed consolidated financial statements.

Segments
We manage our business activities in two segments, Direct Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 17: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Direct Banking
Interest income
Credit card	$2,171	$2,465	$6,760	$7,223
Private student loans	182	204	569	612
Personal loans	237	249	722	727
Other	91	122	284	391
Total interest income	2,681	3,040	8,335	8,953
Interest expense	416	638	1,482	1,915
Net interest income	2,265	2,402	6,853	7,038
Provision for credit losses(1)	750	799	4,603	2,395
Other income	371	409	1,091	1,217
Other expense	969	1,069	3,069	3,097
Income before income taxes	917	943	272	2,763
Payment Services
Net interest income	—	—	—	1
Provision for credit losses(1)	—	—	—	—
Other income	78	89	320	259
Other expense	36	38	172	112
Income before income taxes	42	51	148	148
Total income before income taxes	$959	$994	$420	$2,911

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

The following table presents information on transaction volume (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Network Transaction Volume
PULSE Network	$54,993	$47,535	$157,026	$142,030
Network Partners	8,917	6,656	23,177	18,269
Diners Club(1)	5,839	8,386	17,915	25,136
Total Payment Services	69,749	62,577	198,118	185,435
Discover Network—Proprietary(2)	38,699	38,722	106,228	110,664
Total Network Transaction Volume	$108,448	$101,299	$304,346	$296,099
Transactions Processed on Networks
Discover Network	679	710	1,889	1,986
PULSE Network	1,270	1,220	3,668	3,535
Total Transactions Processes on Networks	1,949	1,930	5,557	5,521
Credit Card Volume
Discover Card Volume(3)	$39,783	$41,168	$110,362	$117,489
Discover Card Sales Volume(4)	$37,134	$37,432	$101,843	$106,995

(1)Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.
(2)Represents gross Discover card sales volume on the Discover Network.
(3)Represents Discover card activity related to sales net of returns, balance transfers, cash advances and other activity.
(4)Represents Discover card activity related to sales net of returns.

Direct Banking
Our Direct Banking segment reported pretax income of $917 million and $272 million, respectively, for the three and nine months ended September 30, 2020 as compared to pretax income of $943 million and $2.8 billion, respectively, for the three and nine months ended September 30, 2019.
Net interest income decreased for the three and nine months ended September 30, 2020, as compared to the same periods in 2019 primarily driven by lower yields on credit card loans partially offset by lower funding costs. Interest income decreased during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily as a result of lower yields on credit card loans, which was the result of lower market rates. Interest expense decreased during the three and nine months ended September 30, 2020, as compared to the same periods in 2019 due to lower average market rates and lower funding costs.
The provision for credit losses increased for the nine months ended September 30, 2020, as compared to the same period in 2019, which primarily reflects the impact of life of loan reserving under CECL and a significant change in the economic outlook due to the COVID-19 pandemic. For the three months ended September 30, 2020, the provision for credit losses decreased as compared with the same period in 2019 primarily due to lower levels of net charge-offs and lower reserve builds. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income decreased for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, which was primarily due to a decrease in discount and interchange revenue and loan fee income. The decrease in discount and interchange revenue was partially offset by a decrease in rewards costs, both of which were the result of lower sales volume due to the impacts of the COVID-19 pandemic. Loan fee income decreased due to lower volume and late fees. Late fees decreased as a result of lower delinquencies as we continue to work with our customers through the economic stresses from COVID-19.
Total other expense decreased for the three months ended September 30, 2020, as compared to the same period in 2019, which was primarily driven by marketing and business development and professional fees. Marketing and business development decreased due to COVID-19 related expense reductions in brand advertising for card. Professional fees were lower primarily driven by a decrease in collection fees. This was partially offset by an increase in employee compensation and benefits and information processing and communications. Employee compensation and benefits increased as a result of a larger headcount base and higher average salaries. The increase in information processing and communications was due to investments in infrastructure.
Discover card sales volume was $37.1 billion and $101.8 billion, respectively, for the three and nine months ended September 30, 2020, which was a decrease of 0.8% and 4.8%, respectively, as compared to the same periods in 2019. This volume decline was primarily driven by lower consumer spending as a result of COVID-19.
Payment Services
Our Payment Services segment reported pretax income of $42 million and $148 million, respectively, for the three and nine months ended September 30, 2020, as compared to pretax income of $51 million and $148 million, respectively, for the same periods in 2019. The decrease in segment pretax income for the three months ended September 30, 2020 and 2019, respectively, was primarily driven by lower volume. Segment pretax income was relatively flat for nine months ended September 30, 2020 and 2019, respectively. The increase in segment pretax income was primarily due to gains on equity investment sales during the first and second quarters, offset by an increase in segment pretax expense driven by a COVID-19 related non-cash impairment charge on the Diners Club business in the second quarter.
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
Allowance for Credit Losses on Loan Receivables
We base our allowance for credit losses on several analyses that help us estimate credit losses anticipated over the remaining expected life of loan receivables as of the balance sheet date. In deriving this estimate, we consider the collectability of principal, interest and fees associated with our loan receivables. We also consider expected recoveries of amounts that were either previously charged off or are expected to be charged off. Our estimation process includes models that predict customer losses based on risk characteristics and portfolio attributes, macroeconomic variables and historical data and analysis. There is a significant amount of judgment applied in selecting inputs and analyzing the results produced to determine the allowance. The allowance for credit losses for each loan product type is based on: 1) a reasonable and supportable forecast period, 2) a reversion period and 3) a post-reversion period based on historical information covering the remaining life of the loan. For credit card loans, we use a modeling framework that includes the following components: 1) probability of default, 2) exposure at default and 3) loss given default, as well as estimated recoveries for estimating expected credit losses. For student loans and personal loans, we use vintage-based models that estimate expected credit losses net of recoveries over the life of the loans. The considerations in these models include past and current loan performance, loan growth and seasoning, risk management practices, account collection strategies, economic conditions, bankruptcy filings, policy changes and forecasting uncertainties. Given the same information, others may reach different reasonable estimates.
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

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended September 30,		2020 vs. 2019 (Decrease) Increase		For the Nine Months Ended September 30,		2020 vs. 2019 (Decrease) Increase
	2020	2019	$	%	2020	2019	$	%
Interest income	$2,681	$3,040	$(359)	(12)%	$8,335	$8,954	$(619)	(7)%
Interest expense	416	638	(222)	(35)%	1,482	1,915	(433)	(23)%
Net interest income	2,265	2,402	(137)	(6)%	6,853	7,039	(186)	(3)%
Provision for credit losses(1)	750	799	(49)	(6)%	4,603	2,395	2,208	92%
Net interest income after provision for credit losses	1,515	1,603	(88)	(5)%	2,250	4,644	(2,394)	(52)%
Other income	449	498	(49)	(10)%	1,411	1,476	(65)	(4)%
Other expense	1,005	1,107	(102)	(9)%	3,241	3,209	32	1%
Income before income taxes	959	994	(35)	(4)%	420	2,911	(2,491)	(86)%
Income tax expense	188	224	(36)	(16)%	78	662	(584)	(88)%
Net income	$771	$770	$1	—%	$342	$2,249	$(1,907)	(85)%

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

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
Our interest-earning assets consist of: (i) cash and cash equivalents primarily related to amounts on deposit with the Federal Reserve Bank of Philadelphia, (ii) restricted cash, (iii) other short-term investments, (iv) investment securities and (v) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:
•The level and composition of loan receivables, including the proportion of credit card loans to other loans, as well as the proportion of loan receivables bearing interest at promotional rates as compared to standard rates;
•The credit performance of our loans, particularly with regard to charge-offs of finance charges, which reduce interest income;
•The terms of long-term borrowings and certificates of deposit upon initial offering, including maturity and interest rate;
•The interest rates necessary to attract and maintain direct-to-consumer deposits;
•The level and composition of other interest-earning assets, including our liquidity portfolio and interest-bearing liabilities;
•Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the Federal Funds rate, interest rate on excess reserves and London Interbank Offered Rate ("LIBOR"); and
•The effectiveness of interest rate swaps in our interest rate risk management program.
    Net interest income decreased for the three and nine months ended September 30, 2020, as compared to the same periods in 2019 primarily driven by lower yields on credit card loans partially offset by lower funding costs. Interest income decreased during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily as a result of lower yields on credit card loans, which was the result of lower market rates. Interest expense decreased during the three and nine months ended September 30, 2020, as compared to the same periods in 2019 due to lower average market rates and lower funding costs.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$12,552	0.12%	$4	$7,029	2.20%	$39
Restricted cash	775	0.09%	—	737	2.11%	4
Other short-term investments	4,529	0.15%	2	1,000	2.66%	7
Investment securities	10,760	2.13%	58	9,186	2.26%	53
Loan receivables(1)
Credit card(2)	69,643	12.40%	2,171	73,248	13.35%	2,465
Private student loans	9,790	7.40%	182	9,459	8.54%	204
Personal loans	7,255	13.03%	237	7,522	13.17%	249
Other	1,734	6.25%	27	1,116	6.72%	19
Total loan receivables	88,422	11.78%	2,617	91,345	12.76%	2,937
Total interest-earning assets	117,038	9.11%	2,681	109,297	11.03%	3,040
Allowance for credit losses(3)	(8,183)			(3,198)
Other assets	5,981			4,674
Total assets	$114,836			$110,773
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$32,063	2.33%	188	$33,757	2.61%	222
Money market deposits(5)	8,104	0.94%	19	7,071	2.10%	37
Other interest-bearing savings deposits	36,655	0.87%	80	28,801	2.03%	148
Total interest-bearing deposits	76,822	1.49%	287	69,629	2.32%	407
Borrowings
Short-term borrowings	350	3.10%	3	1	2.18%	—
Securitized borrowings(4)(5)	12,115	1.04%	31	13,719	2.95%	102
Other long-term borrowings(4)	10,426	3.60%	95	11,047	4.64%	129
Total borrowings	22,891	2.23%	129	24,767	3.70%	231
Total interest-bearing liabilities	99,713	1.66%	416	94,396	2.68%	638
Other liabilities and stockholders' equity	15,123			16,377
Total liabilities and stockholders' equity	$114,836			$110,773
Net interest income			$2,265			$2,402
Net interest margin(6)		10.19%			10.43%
Net yield on interest-earning assets(7)		7.70%			8.72%
Interest rate spread(8)		7.45%			8.35%

	For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$11,522	0.36%	$31	$10,884	2.38%	$194
Restricted cash	544	0.48%	2	809	2.26%	14
Other short-term investments	1,667	0.15%	2	707	2.66%	14
Investment securities	10,658	2.14%	171	6,584	2.43%	120
Loan receivables(1)
Credit card(2)	71,934	12.55%	6,760	72,041	13.41%	7,223
Private student loans	9,869	7.70%	569	9,525	8.59%	612
Personal loans	7,477	12.90%	722	7,470	13.02%	727
Other	1,609	6.48%	78	990	6.79%	50
Total loan receivables	90,889	11.95%	8,129	90,026	12.79%	8,612
Total interest-earning assets	115,280	9.66%	8,335	109,010	10.98%	8,954
Allowance for credit losses(3)	(6,991)			(3,124)
Other assets	5,787			4,557
Total assets	$114,076			$110,443
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$33,202	2.46%	611	$33,853	2.55%	646
Money market deposits(5)	7,635	1.28%	73	7,062	2.17%	115
Other interest-bearing savings deposits	33,852	1.25%	316	27,657	2.09%	433
Total interest-bearing deposits	74,689	1.79%	1,000	68,572	2.33%	1,194
Borrowings
Short-term borrowings	118	3.10%	3	1	2.41%	—
Securitized borrowings(4)(5)	13,051	1.55%	152	14,913	3.01%	335
Other long-term borrowings(4)	11,193	3.91%	327	10,898	4.73%	386
Total borrowings	24,362	2.64%	482	25,812	3.73%	721
Total interest-bearing liabilities	99,051	2.00%	1,482	94,384	2.71%	1,915
Other liabilities and stockholders’ equity	15,025			16,059
Total liabilities and stockholders’ equity	$114,076			$110,443
Net interest income			$6,853			$7,039
Net interest margin(6)		10.07%			10.45%
Net yield on interest-earning assets(7)		7.94%			8.63%
Interest rate spread(8)		7.66%			8.27%

(1)Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $70 million and $71 million of amortization of balance transfer fees for the three months ended September 30, 2020 and 2019, respectively, and $227 million and $201 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(4)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(5)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.
(6)Net interest margin represents net interest income as a percentage of average total loan receivables.
(7)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(8)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Impact of COVID-19 on Loan Quality
COVID-19 and its impact to the economy has had a significant effect on our sales volume and credit card loan growth during the first three quarters of 2020. While we continue to lend to customers, we have tightened standards for new accounts and for growing existing accounts across all products.
In response to the pandemic, we expanded borrower relief offerings to included Skip-a-Pay (payment deferral) programs and other loan modifications, complementing the assistance already available through our existing loan modification programs. The accounts using these modifications as a result of the pandemic impact, were evaluated for exclusion from TDR status either due to the insignificance of the concession or because they qualified for exemption pursuant to the CARES Act. While we continue to support and provide assistance to all customers impacted by COVID-19, we are no longer offering enrollments in the Skip-a-Pay (payment deferral) programs or loan modifications developed specifically for COVID-19 as of August 31, 2020. While the Skip-a-Pay (payment deferral) programs were active, we enrolled approximately 699 thousand customers and $5.5 billion in receivables in total.
The utilization of these Skip-a-Pay (payment deferral) programs had a favorable impact on reported credit performance because, pursuant to regulatory guidelines, accounts enrolled in the programs did not advance through delinquency cycles in the same time frame as would have occurred without the programs. Specifically, current accounts enrolled in the programs did not advance to delinquency and delinquent accounts enrolled in the programs did not advance to the next delinquency cycle or to charge-off. Our delinquency ratios have been favorably impacted at September 30, 2020, as compared to December 31, 2019, by customer usage of the Skip-a-Pay (payment deferral) programs.
Additionally, due to relief provided by the CARES Act, certain customer accounts entering loan modification programs during the pandemic were excluded from being reported as TDRs. As a result, fewer modifications were reported as TDRs at September 30, 2020, than otherwise would have been. The table below reflects both the new modifications reported as TDRs and the amount of new modifications excluded from TDR classification as a result of regulatory relief (dollars in millions):

	For the Nine Months Ended September 30, 2020
	Accounts that entered a program and were classified as TDRs during the period		Accounts excluded from the TDR designation due to regulatory exemptions
	Number of Accounts	Balances	Number of Accounts	Balances
Credit card loans	130,869	$875	155,676	$1,169
Private student loans	1,767	$32	3,416	$62
Personal loans	6,315	$83	2,431	$43

Despite the lower delinquency and TDR trends resulting from the relief we are providing to our customers, we believe we have appropriately reflected the risk presented by the accounts using these programs as well as the worsening economic impact of the pandemic on our customers in the allowance for credit losses. Since the adoption of CECL on January 1, 2020, the increases in the allowance for credit losses during the first three quarters of 2020 are indicative of the deterioration in consumer credit we expect related to the pandemic. The year-to-date build in the allowance of $4.8 billion, which includes the $2.5 billion cumulative-effect adjustment for the adoption of CECL, is largely attributable to card loans but includes increases associated with all loan products. Labor markets, historically indicative of trends in credit losses, have been significantly stressed by the pandemic with unemployment reaching unprecedented levels. The higher allowance for credit losses reflects our view of this economic impact on our customers. Refer to Note 3: Loan Receivables to our condensed consolidated financial statements for more details on modification programs, TDRs and the allowance for credit losses.

Loan receivables consist of the following (dollars in millions):

	September 30, 2020	December 31, 2019
Credit card loans	$69,656	$77,181
Other loans
Private student loans	10,016	9,653
Personal loans	7,211	7,687
Other	1,777	1,373
Total other loans	19,004	18,713
Total loan receivables	88,660	95,894
Allowance for credit losses(1)	(8,226)	(3,383)
Net loan receivables	$80,434	$92,511

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
Provision and Allowance for Credit Losses
Provision for credit losses is the expense related to maintaining the allowance for credit losses at an appropriate level to absorb the estimate of credit losses anticipated over the remaining expected life of loan receivables at each period end date. In deriving the estimate of expected credit losses, we consider the collectability of principal, interest and fees associated with our loan receivables. We also consider expected recoveries of amounts that were either previously charged off or are expected to be charged off. Establishing the estimate for expected losses requires significant management judgment. The factors that influence the provision for credit losses include:
•Increases or decreases in outstanding loan balances, including:
◦Changes in consumer spending, payment and credit utilization behaviors;
◦The level of originations and maturities; and
◦Changes in the overall mix of accounts and products within the portfolio;
•The credit quality of the loan portfolio, which reflects, among other factors, our credit granting practices and the effectiveness of collection efforts;
•The impact of general economic conditions on the consumer, including national and regional conditions, unemployment levels, bankruptcy trends and interest rate movements;
•The level and direction of historical losses; and
•Regulatory changes or new regulatory guidance.
For more details on how we estimate the allowance for credit losses, refer to "— Critical Accounting Estimates — Allowance for Credit Losses on Loan Receivables" and Note 3: Loan Receivables to our condensed consolidated financial statements.

The following tables provide changes in our allowance for credit losses (dollars in millions):
	For the Three Months Ended September 30, 2020
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184
Additions
Provision for credit losses(1)	604	55	49	2	710
Deductions
Charge-offs	(759)	(20)	(62)	(1)	(842)
Recoveries	155	6	13	—	174
Net charge-offs	(604)	(14)	(49)	(1)	(668)
Balance at September 30, 2020	$6,491	$840	$857	$38	$8,226

	For the Three Months Ended September 30, 2019
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at June 30, 2019(2)	$2,691	$167	$338	$6	$3,202
Additions
Provision for credit losses(2)	719	(6)	86	—	799
Deductions
Charge-offs	(784)	(17)	(89)	(1)	(891)
Recoveries	173	3	13	—	189
Net charge-offs(3)	(611)	(14)	(76)	(1)	(702)
Balance at September 30, 2019(2)	$2,799	$147	$348	$5	$3,299

The following tables provide changes in our allowance for credit losses (dollars in millions):
	For the Nine Months Ended September 30, 2020
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(4)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	3,916	233	426	11	4,586
Deductions
Charge-offs	(2,480)	(62)	(224)	(1)	(2,767)
Recoveries	505	16	42	—	563
Net charge-offs	(1,975)	(46)	(182)	(1)	(2,204)
Balance at September 30, 2020	$6,491	$840	$857	$38	$8,226

	For the Nine Months Ended September 30, 2019
	Credit Card	Student Loans	Personal Loans	Other	Total
Balance at December 31, 2018(2)	$2,528	$169	$338	$6	$3,041
Additions
Provision for credit losses(2)	2,121	24	250	—	2,395
Deductions
Charge-offs	(2,347)	(54)	(274)	(1)	(2,676)
Recoveries	497	10	34	—	541
Net charge-offs(3)	(1,850)	(44)	(240)	(1)	(2,135)
Other(5)	—	(2)	—	—	(2)
Balance at September 30, 2019(2)	$2,799	$147	$348	$5	$3,299

(1)Excludes a $40 million build and $17 million build of the liability for expected credit losses on unfunded commitments for the three months and nine months ended September 30, 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.
(2)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Prior to adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a charge to earnings.
(4)Represents the adjustment to allowance for credit losses as a result of adoption of ASU No. 2016-13 on January 1, 2020.
(5)Net change in reserves on PCD pools having no remaining non-accretable difference (prior to adoption of ASU No. 2016-13 on January 1, 2020).

The allowance for credit losses was $8.2 billion at September 30, 2020. The allowance reflects a $4.8 billion build over the amount of the allowance for credit losses at December 31, 2019, and was essentially flat compared to the amount of the allowance for credit losses at June 30, 2020. The allowance build across all loan products was due to (I) a $2.5 billion cumulative-effect adjustment for the adoption of CECL on January 1, 2020, and (II) a $2.3 billion build during the period that primarily reflects an economic outlook with updated assumptions about the impact of the COVID-19 pandemic. In estimating the allowance at September 30, 2020, we used a macroeconomic forecast that projected slight improvement from prior quarter, including a peak unemployment rate of 11%, which remained flat through the end of 2020 and recovers slowly over the next few years. We also considered the uncertainties associated with some of the assumptions used in that macroeconomic forecast, including the amount and timing of additional government stimulus. Furthermore, the estimate contemplated the impact of previous government stimulus programs and other company-initiated loan modification programs on borrower payment trends. The impact of COVID-19 on the economy has continued to cause uncertainty in assumptions surrounding factors such as length and depth of economic stresses and longer term impacts on borrower behavior, which has required significant management judgment in estimating the allowance for credit losses.
The forecast period management deemed to be reasonable and supportable was 18 months for all periods since the adoption of CECL except for the estimate as of March 31, 2020. The decrease to 12 months as of March 31, 2020, was due to the uncertainty caused by the rapidly changing economic environment resulting from the COVID-19 pandemic. The return to an 18-month reasonable and supportable forecast period was based on the view that the present macroeconomic conditions will last for a longer period than previously expected. The reversion period was 12 months for all quarters since the adoption of CECL. During the first quarter of 2020, a straight-line method was used to revert to appropriate historical information. In the second quarter of 2020, the high degree of economic stress led us to apply a weighted reversion method for credit card loans that puts more emphasis on the loss forecast model rather than lower historical losses. For similar reasons, we determined it was appropriate to apply a weighted reversion method for all loans in the third quarter.
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three and nine months ended September 30, 2020, the provision for credit losses decreased by $89 million or 11%, and increased $2.2 billion or 91%, respectively, as compared to the same periods in 2019. The allowance build was determined under separate methodologies for each period, based on the timing of the adoption of ASU No. 2016-13 on January 1, 2020; however, the largest driver of the increase in provision between the two periods was the significant change in economic outlook due to the COVID-19 pandemic.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
Credit card loans	$604	3.45%	$611	3.32%	$1,975	3.67%	$1,850	3.43%
Private student loans(1)	$14	0.58%	$14	0.59%	$46	0.63%	$44	0.62%
Personal loans	$49	2.69%	$76	3.99%	$182	3.24%	$240	4.28%

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a charge to earnings.
The net charge-off rate on our credit card loans increased for the three and nine months ended September 30, 2020, when compared to the same periods in 2019 due to lower receivable balances and seasoning of recent years' loan growth, respectively. The net charge-off rate on our private student loans was essentially flat for the three and nine months ended September 30, 2020, when compared to the same periods in 2019. The net charge-off rate on our personal loans decreased for the three and nine months ended September 30, 2020, when compared to the same periods in 2019 due to improved underwriting.

Delinquencies
Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.

The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loans that are not accruing interest regardless of delinquency and loans restructured in TDR programs (dollars in millions):

	September 30, 2020		December 31, 2019
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,328	1.91%	$2,019	2.62%
Private student loans(1)	$149	1.49%	$181	1.88%
Personal loans	$79	1.10%	$105	1.37%

Loans 90 or more days delinquent
Credit card loans	$650	0.93%	$1,020	1.32%
Private student loans(1)	$32	0.31%	$45	0.47%
Personal loans	$23	0.32%	$31	0.40%

Loans not accruing interest	$228	0.25%	$266	0.28%

Loans restructured in TDR programs
Credit card loans(2)(3)(4)
Currently enrolled	$1,467	2.11%	$2,108	2.73%
No longer enrolled	446	0.64	1,254	1.62
Total credit card loans	$1,913	2.75%	$3,362	4.35%
Private student loans(5)	$293	2.93%	$269	2.79%
Personal loans(6)	$215	2.98%	$208	2.71%

(1)Includes PCD loans for all periods presented.
(2)We estimate that interest income recognized on credit card loans restructured in TDR programs was $50 million and $82 million for the three months ended September 30, 2020 and 2019, respectively, and $181 million and $152 million for the nine months ended September 30, 2020 and 2019, respectively. We do not separately track interest income on loans in TDR programs. This amount was estimated by applying an average interest rate to the average loans in the various TDR programs.
(3)We estimate that the gross interest income that would have been recorded in accordance with the original terms of credit card loans restructured in TDR programs was $43 million and $50 million for the three months ended September 30, 2020 and 2019, respectively, and $144 million and $95 million for the nine months ended September 30, 2020 and 2019, respectively. We do not separately track the amount of additional gross interest income that would have been recorded if the loans in TDR programs had not been restructured and interest had instead been recorded in accordance with the original terms. This amount was estimated by applying the difference between the average interest rate earned on non-modified loans and the average interest rate earned on loans in the TDR programs to the average loans in the TDR programs.
(4)Credit card loans restructured in TDR programs include $88 million and $184 million at September 30, 2020 and December 31, 2019, respectively, which are also included in loans 90 or more days delinquent.
(5)Private student loans restructured in TDR programs include $5 million and $10 million at September 30, 2020 and December 31, 2019, respectively, which are also included in loans 90 or more days delinquent.
(6)Personal loans restructured in TDR programs include $6 million and $7 million at September 30, 2020 and December 31, 2019, respectively, which are also included in loans 90 or more days delinquent.
The 30-day as well as 90-day delinquency rates for credit card loans at September 30, 2020, decreased compared to December 31, 2019, primarily due to the impact of changing consumer spending and savings patterns and the Skip-a-Pay (payment deferral) relief programs. The 30-day and 90-day delinquency rates for private student loans at September 30, 2020, decreased compared to December 31, 2019, primarily due to seasonality of the loan portfolio. The 30-day and 90-day delinquency rates for personal loans at September 30, 2020, decreased compared to December 31, 2019, as a result of improved underwriting.
The balance of credit card loans reported as TDRs decreased at September 30, 2020, as compared to December 31, 2019, primarily due to customer usage in programs subject to TDR exclusion in accordance with the CARES Act as well as the exclusion of customer accounts that had previously been classified as TDR for which the account has been returned to a market interest rate and the customer has demonstrated financial stability. The balance of personal loans reported as TDRs at September 30, 2020, as compared to December 31, 2019, was essentially flat. The balance of private student reported as TDRs increased at September 30, 2020, as compared to December 31, 2019, due to continued loan growth and improved awareness of programs available to assist borrowers having difficulties making payment obligations. We plan to continue to use TDR programs as we believe they are useful in assisting customers experiencing financial difficulties and allowing them to make timely payments. See Note 3: Loan Receivables to our condensed consolidated financial statements for further description of our use of TDR programs to provide relief to customers experiencing financial hardship.
Modified and Restructured Loans
For information regarding modified and restructured loans, see "— Delinquencies", "— Impact of COVID-19 on Loan Quality", "— COVID-19 Pandemic Response and Impact — Loan Receivables" and Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended September 30,		2020 vs 2019 (Decrease) Increase		For the Nine Months Ended September 30,		2020 vs. 2019 (Decrease) Increase
	2020	2019	$	%	2020	2019	$	%
Discount and interchange revenue, net(1)	$238	$255	$(17)	(7)%	$691	$785	$(94)	(12)%
Protection products revenue	44	48	(4)	(8)%	135	146	(11)	(8)%
Loan fee income	100	120	(20)	(17)%	304	326	(22)	(7)%
Transaction processing revenue	50	52	(2)	(4)%	143	146	(3)	(2)%
Gains on equity investments	—	—	—	—%	79	—	79	—%
Other income	17	23	(6)	(26)%	59	73	(14)	(19)%
Total other income	$449	$498	$(49)	(10)%	$1,411	$1,476	$(65)	(4)%

(1)Net of rewards, including Cashback Bonus rewards, of $514 million and $520 million for the three months ended September 30, 2020 and 2019, respectively, and $1.4 billion for the nine months ended September 30, 2020 and 2019.
Total other income decreased for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily due to a decrease in discount and interchange revenue and loan fee income. The decrease in total other income was partially offset by an increase in gain on equity investments for the nine months ended September 30, 2020. The decrease in discount and interchange revenue was partially offset by a decrease in rewards costs, both of which were the result of lower sales volume due to the impacts of the COVID-19 pandemic. Loan fee income decreased due to lower volume and late fees. Late fees decreased as a result of lower delinquencies as we continue to work with our customers through the economic stresses from COVID-19. Gain on equity investments increased primarily from sales of investments during the first and second quarters.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		2020 vs. 2019 Increase (Decrease)		For the Nine Months Ended September 30,		2020 vs. 2019 Increase (Decrease)
	2020	2019	$	%	2020	2019	$	%
Employee compensation and benefits	$471	$439	$32	7%	$1,390	$1,291	$99	8%
Marketing and business development	140	230	(90)	(39)%	500	649	(149)	(23)%
Information processing and communications	111	96	15	16%	342	296	46	16%
Professional fees	151	189	(38)	(20)%	525	539	(14)	(3)%
Premises and equipment	26	26	—	—%	83	80	3	4%
Other expense	106	127	(21)	(17)%	401	354	47	13%
Total other expense	$1,005	$1,107	$(102)	(9)%	$3,241	$3,209	$32	1%

Total other expense decreased for the three months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily driven by marketing and business development and professional fees. Marketing and business development decreased due to COVID-19 related expense reductions in brand advertising for card. Professional fees were lower primarily driven by a decrease in collection fees. This was offset by an increase in employee compensation and benefits due to higher average salaries.

Total other expense increased for the nine months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily driven by employee compensation and benefits, a COVID-19 related non-cash impairment charge (included in Other expense) on the Diners Club business in the second quarter, and information processing and communications. Employee compensation and benefits increased as a result of a larger headcount base and higher average salaries. The impairment charge was triggered by changes in the international travel and entertainment businesses and a declining revenue outlook for the foreseeable future resulting from COVID-19. The increase in information processing and communications was due to investments in infrastructure. This was offset by a decrease in marketing costs due to COVID-19 related expense reductions in brand advertising for card.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions, except effective income tax rate):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income before income taxes	$959	$994	$420	$2,911
Income tax expense	$188	$224	$78	$662
Effective income tax rate	19.6%	22.5%	18.6%	22.7%

Income tax expense decreased $36 million and $584 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Income tax expense and the effective tax rate for the three and nine months ended September 30, 2020, are lower due to lower projected pretax income for the full year. We calculate our provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to pretax income or loss excluding unusual or infrequently occurring discrete items. As we are projecting lower pretax income for the full year, the impact of certain favorable items, such as tax credits, on the effective tax rate is amplified, thereby resulting in a full-year effective tax rate that is lower than the historical annual effective tax rate. For the three and nine months ended September 30, 2020 and 2019, respectively, the effective tax rate was favorably impacted by the resolution of certain tax matters.
Liquidity and Capital Resources
Impact of COVID-19 on Liquidity and Capital
We entered the COVID-19 pandemic in March 2020 with strong capital and liquidity positions sized to allow us to maintain normal operations during extended periods of financial market stress and disruptions to wholesale and retail funding sources. Our reserves of high-quality liquid assets and access to diverse funding channels allowed us to refrain from issuing debt while certain wholesale funding markets experienced disruptions and wider credit spreads, particularly during the second quarter. Moreover, our direct-to-consumer and sweep deposit balances increased substantially during the second and third quarters as investors sought safe-haven assets. Consequently, our store of cash and other liquid assets has increased materially since the onset of the pandemic, thus curtailing our need for wholesale funding. We plan to maintain a prudent liquid asset buffer, particularly so long as heightened uncertainty around the macroeconomic and financial operating environment persists.
We remain well-capitalized with capital ratios in excess of regulatory minimums and took prudent actions to preserve and augment our capital when the macroeconomic and operating environment turned uncertain. Of note, we suspended our plans to purchase shares of our common stock, took actions to reduce our exposures to higher-risk segments of our credit portfolio and issued preferred stock during the second quarter. We have completed numerous stress tests to assess the impact of a severe economic downturn on our capital and liquidity and maintain ample amounts of both to ensure we remain well-capitalized and funded while continuing to serve our customers and extend special accommodations to those who need it.
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a liquidity portfolio comprised of highly liquid, unencumbered assets, including cash and cash equivalents, short term investments and investment securities and borrowing capacity through private term asset-backed securitizations. In addition, we have unused borrowing capacity with the Federal Reserve discount window, which provides another source of contingent liquidity.
During September 2020, in an initiative for one of Discover Bank's lending businesses, we entered into a short-term securities lending transaction with a counterparty. As part of the transaction, we lent $11.4 billion of U.S. Treasury bills and securities to the counterparty and received agency pass-through residential mortgage-backed securities (“RMBS”) as collateral from the borrower. See Note 2: Investments to our condensed consolidated financial statements for further discussion regarding the securities lending transaction.
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) indirectly through contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts. At September 30, 2020, we had $62.9 billion of direct-to-consumer deposits and $15.1 billion of brokered and other deposits.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"), through which we issue DCENT DiscoverSeries notes in both public and private transactions. From time to time, we may add credit card receivables to these trusts to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of trust assets through holdings of the seller's interest and subordinated security classes of DCENT. At September 30, 2020, we had $11.2 billion of outstanding public asset-backed securities and $4.2 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received by a trust during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of the trust during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay the affected outstanding securitized borrowings using available collections received by the trust. For the three months ended September 30, 2020, the DiscoverSeries three-month rolling average excess spread was 12.99%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add additional receivables to the trust, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of September 30,

2020, there were $27.0 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three and nine months ended September 30, 2020. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.

The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At September 30, 2020	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$11,289	$4,017	$5,933	$1,339	$—

The triple-A rating of DCENT Class A Notes issued to date has been based, in part, on an FDIC rule which created a safe harbor that provides that the FDIC, as conservator or receiver, will not use its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize them as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of the FASB Accounting Standards Codification Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 2009. Other legislative and regulatory developments may, however, impact our ability or desire to issue asset-backed securities in the future.
Other Long-Term Borrowings—Student Loans
At September 30, 2020, $136 million of remaining principal balance was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At September 30, 2020	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,422
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2021-2031	$341
Discover Bank fixed-rate senior bank notes, maturing 2021-2030	$6,100
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase ("Repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or federal agency mortgage bonds or debentures. At September 30, 2020, there were no outstanding balances in the federal funds market or repurchase agreements.
As noted above, during September 2020, we entered into a short-term securities lending transaction. As part of the transaction, we lent $11.4 billion of U.S. Treasury bills and securities to the counterparty and received agency pass-through RMBS as collateral from the borrower. To reflect the obligation to return the RMBS collateral, we recognized $10.7 billion in short-term borrowings, which are recorded within the condensed consolidated statements of financial condition as of September 30, 2020. We will release the RMBS when the securities lending transaction matures in November 2020. See Note 2: Investments to our condensed consolidated financial statements for further discussion regarding the securities lending transaction.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At September 30, 2020, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational testing purposes and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of September 30, 2020, Discover Bank had $32.6 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
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
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. At September 30, 2020, Discover Bank's credit rating met specified thresholds set by its counterparties. However, if its credit rating was to fall below investment grade, Discover Bank would be required to post additional collateral, which, as of September 30, 2020, would have been $9 million. DFS (Parent Company) had no outstanding derivatives as of September 30, 2020, and therefore, no collateral was required.

The table below reflects our current credit ratings and outlooks. In light of the COVID-19 pandemic, rating agencies have cited their expectation that the banking industry will experience heightened loan delinquencies and charge-offs as the labor market weakens. During the second quarter, Moody’s, Standard and Poor’s and Fitch Ratings affirmed our credit ratings; Standard and Poor’s and Fitch changed the outlook on our senior unsecured credit ratings from “stable” to “negative”, however, while Moody’s retains a “stable” outlook on our ratings. The credit ratings and outlooks on our debt did not change in the third quarter. A rating outlook reflects an agency's opinion regarding the likely rating direction over the medium term—often a period of about a year—but also indicates the agency's belief that the issuer's credit profile is consistent with its current rating level at that point in time.

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

(1)An "sf" in the rating denotes rating agency identification for structured finance product ratings.
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
We employ a variety of metrics to monitor and manage liquidity. We utilize early warning indicators ("EWIs") to detect emerging liquidity stress events and a reporting and escalation process that is designed to be consistent with regulatory guidance. The EWIs include both idiosyncratic and systemic measures and are monitored on a daily basis and reported to the ALCO regularly. A warning from one or more of these indicators triggers prompt review and decision-making by our senior management team and, in certain instances, may lead to the convening of a senior-level response team and activation of our contingency funding plan.
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
At September 30, 2020, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents, short-term investments and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve and Treasury bills. Short-term investments were primarily comprised of Treasury bills with contractual maturities greater than 90 days but less than one year at the time of acquisition. Investment securities primarily included debt obligations of the U.S. Treasury and RMBS issued by U.S. government housing agencies or government-sponsored enterprises. These investments are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management strategies. For instance, our liquidity portfolio has grown materially during this year as our customer deposits increased and our loan balances declined, reflecting consumers’ response to the COVID-19 pandemic.
At September 30, 2020, our liquidity portfolio and undrawn credit facilities were $64.4 billion, which was $8.1 billion higher than the balance at December 31, 2019. During the three and nine months ended September 30, 2020, the average balance of our liquidity portfolio was $27.9 billion and $24.0 billion, respectively.

	September 30, 2020	December 31, 2019
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$8,690	$6,406
Other short-term investments(2)	2,139	—
Investment securities(3)	14,930	10,202
Total liquidity portfolio	25,759	16,608
Private asset-backed securitizations(4)	6,000	5,500
Primary liquidity sources	31,759	22,108
Federal Reserve discount window(4)	32,635	34,220
Total liquidity portfolio and undrawn credit facilities	$64,394	$56,328

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $5.9 billion of short-term investments that have been pledged as securities lending collateral as of September 30, 2020.
(3)Excludes $5.6 billion and $121 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash or securities lending collateral as of September 30, 2020 and December 31, 2019, respectively.
(4)See "— Additional Funding Sources" for additional information.
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
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and operating results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory reforms, such as the implementation of CECL, may require us to hold more capital or adversely impact our capital level. We consider the potential impacts of these reforms in managing our capital position.

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
As of January 1, 2019, thresholds within the Basel III rules were fully phased in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen have been replaced with new permanent thresholds as discussed below. Additionally, on March 27, 2020, federal bank regulatory agencies announced an interim final rule, which has since been adopted as a final rule, that allows banks that have implemented CECL the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022. We estimate that electing this option raises our Common Equity Tier 1 ("CET1") capital ratios in 2020. For additional information regarding the risk-based capital and leverage ratios, see Note 12: Capital Adequacy to our condensed consolidated financial statements.
On March 4, 2020, the Federal Reserve announced the SCB final rule, which would impose limitations on our capital distributions if we do not maintain our capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. We participated in the CCAR supervisory stress test this year and received our SCB of 3.5%, which primarily reflects the difference between our actual CET1 ratio as of the fourth quarter of 2019 and our projected minimum CET1 ratio based on the Federal Reserve’s models in its nine-quarter Severely Adverse stress scenario. The SCB became effective October 1, 2020. Under this rule, we will be required to assess if our planned capital actions are consistent with the effective capital distributions limitations that will apply on a pro-forma basis throughout the planning horizon. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
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
At September 30, 2020, DFS and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules. Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and CCAR program. Refer to "— Regulatory Environment and Developments" for more information.
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. As of September 30, 2020, tangible common equity is not formally defined by GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this measure and definitions may vary, so we advise users of this information to exercise caution in comparing this measure for different companies.

The following table provides a reconciliation of total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	September 30, 2020	December 31, 2019
Total common stockholders' equity(1)	$9,196	$11,296
Less: goodwill	(255)	(255)
Less: intangible assets, net	(95)	(155)
Tangible common equity	$8,846	$10,886

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Discover is required to submit a capital plan and submit to supervisory stress tests as part of the Federal Reserve’s annual CCAR process. On April 6, 2020, we submitted our annual capital plan to the Federal Reserve covering the period July 1, 2020 to June 30, 2021. On June 25, 2020, we received the stress test results, which are discussed herein. We were also informed that we, along with all other CCAR firms, will be required to submit an additional capital plan by November 2, 2020, to reflect macroeconomic conditions since the COVID-19 outbreak began.
We recently declared a quarterly cash dividend on our common stock of $0.44 per share, payable on September 3, 2020, to holders of record on August 20, 2020, which is consistent with last quarter. In light of the current economic downturn, the Federal Reserve required all large banks participating in the CCAR supervisory stress test to cap common stock dividends at the lower of the prior quarter's dividend or the average of a firm’s net income over the preceding four quarters. We also recently declared a semi-annual cash dividend on our preferred stock (Series C) of $2,750 per share, equal to $27.50 per depositary share, payable on October 30, 2020, to holders of record on October 15, 2020, which is consistent with the amount paid in the second quarter of 2020. On June 22, 2020, we issued and sold 500,000 depositary shares, each representing a 1/100th ownership interest in a share of 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, $0.01 par value, with a liquidation preference of $100,000 per Share (equivalent to $1,000 per depositary share).
Our existing share repurchase program, which had $1.2 billion of remaining authorization expired on September 30, 2020. Having suspended share repurchases earlier this year in recognition of the pandemic-induced economic downturn, we repurchased no common stock during the three months ended September 30, 2020, and our Board of Directors has not approved a new share repurchase program. With Board of Directors' approval, we may reinstate our share repurchase program in the future, but the Federal Reserve has required all large banks participating in the CCAR supervisory stress test to suspend share repurchases for the third and fourth quarter. Thereafter, our decision to repurchase additional shares of common stock will depend on our financial results, prevailing and expected economic conditions, potential regulatory limitations and other considerations. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors, such as the implementation of CECL. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent to which our banking subsidiaries can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or adversely impact our capital level. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at September 30, 2020, which include deposits, long-term borrowings, operating lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $103.7 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2019, under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments."
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At September 30, 2020, our unused credit arrangements were approximately $215.0 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for an investment position or portfolio. We are exposed to market risk primarily from changes in interest rates.
Interest Rate Risk
We borrow money from a variety of depositors and institutions in order to provide loans to our customers, as well as invest in other assets and our business. These loans to customers and other assets earn interest, which we use to pay interest on the money borrowed. Our net interest income and, therefore, earnings, will be reduced if the interest rate earned on assets increases at a slower pace than the interest rate paid on our borrowings. Changes in interest rates and our competitors' responses to those changes may influence customer payment rates, loan balances or deposit account activity. As a result, we may incur higher funding costs, which may decrease earnings.
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
Our interest rate sensitive assets include our variable-rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At September 30, 2020, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets that have a fixed interest rate but contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses, which for purposes of this analysis, are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior and overall growth and composition of the balance sheet. The degree to which our deposit rates change when benchmark interest rates change—our deposit “beta”—is one of the more significant of these assumptions. Assumptions about deposit beta and other matters are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented below. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term versus long-term rates, balance sheet composition, competitor actions affecting pricing decisions in our loans and deposits and strategic actions undertaken by management.
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

	At September 30, 2020		At December 31, 2019
Basis point change	$	%	$	%
+100	$149	1.53%	$12	0.12%
-100	$(13)	(0.13)%	$(13)	(0.13)%

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

Glossary of Acronyms
•ALCO: Asset and Liability Management Committee
•AOCI: Accumulated Other Comprehensive Income (Loss)
•ASC: Accounting Standards Codification
•ASU: Accounting Standards Update
•CARES Act: Coronavirus Aid, Relief, and Economic Security Act
•CCAR: Comprehensive Capital Analysis and Review
•CCPA: California Consumer Privacy Act
•CECL: Current Expected Credit Loss
•CET1: Common Equity Tier 1
•CFPB: Consumer Financial Protection Bureau
•COVID-19: Coronavirus Disease 2019
•DCENT: Discover Card Execution Note Trust
•DCMT: Discover Card Master Trust
•DFS: Discover Financial Services
•EPS: Earnings Per Share
•EWI: Early Warning Indicator
•FASB: Financial Accounting Standards Board
•FDIC: Federal Deposit Insurance Corporation
•FFIEC: Federal Financial Institutions Examination Council
•GAAP: Accounting Principles Generally Accepted in the United States
•IRS: Internal Revenue Service
•LIBOR: London Interbank Offered Rate
•OCI: Other Comprehensive Income (Loss)
•OIS: Overnight Index Swap
•PCD: Purchased Credit-Deteriorated
•PCI: Purchased Credit-Impaired
•RMBS: Residential Mortgage-Backed Securities
•SCB: Stress Capital Buffer
•TDR: Troubled Debt Restructuring
•VIE: Variable Interest Entity

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
The COVID-19 pandemic has had an unprecedented impact on a global scale. As a result of the COVID-19 pandemic and the measures implemented to contain the pandemic, economic activity has declined both on a national and global level and unemployment has risen at a record pace and remains at historically high levels. The depth and duration of this economic contraction is unknown and currently unpredictable. Federal and state governments and agencies have put in place programs to mitigate and respond to the impact of the pandemic. These programs are in their early stages and it is too early to tell how successful these measures will be. It is also unclear whether the measures employed to date are exhaustive, or whether federal and state governments and agencies may take additional action that could impact our business.
The impact of the COVID-19 pandemic and the resulting economic contraction has impacted and is expected to continue to adversely impact our financial results. As consumers grow increasingly uncertain about the economy, lose their jobs or are unable to find work due to the COVID-19 pandemic and the implementation of measures implemented to slow the spread of COVID-19, they may become increasingly unable or unwilling to repay their loans on time. The duration of the pandemic and the measures to contain it and the long-term negative economic impact in relation to increased unemployment could lead to increased customer delinquencies and charge-offs, which would cause an increase to our allowance for credit losses, which would adversely affect our profitability. We had put various programs in place to assist effected borrowers during the pandemic. The programs generally provided borrowers with flexibility to make monthly payments, including allowing customers to skip payments without penalty, or in certain cases, accrual of interest. The ultimate effect of these programs as well as federal stimulus programs on our credit losses will not be known for some time. The impact on the U.S. economy and the consumer credit environment may continue after the COVID-19 pandemic has subsided; the pace of recovery is uncertain and unpredictable. The resurgence of COVID-19 in areas where the pandemic previously appeared to have subsided or been contained only adds to the uncertainty and unpredictability of the pace of recovery. Additionally, in connection with the economic contraction due to COVID-19, we have decreased our marketing activities, which may adversely impact our ability to attract new customers and grow market share.
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
As governments have put measures in place to contain the pandemic by requiring all non-essential businesses to close and/or their employees work from home and discouraging or prohibiting people generally from leaving their homes, our sales volume, credit card loan growth, interchange revenue and net-to-net volume have declined and may continue to do so even after such measures have been lifted. The economic contraction and associated slowdown in travel and transaction volume may have a material adverse impact on the financial condition of some of our Diners Club International ("Diners Club") franchises. In the past, we have extended financial support to franchises experiencing financial stress.
Beginning March 13, 2020, we have transitioned nearly all of our employees and non-employee contractors to working from home. Previously, only a small portion of employees worked primarily from a location other than one of our offices. We have opened some of our physical locations with appropriate health safety measures and capacity limitations, including our corporate headquarters. However, we have informed employees that they may continue to work from home and will not be required to return to our physical locations until June, 2021, at the earliest. As we continue to adapt to this new way of working, it may become less effective and as a result our ability to design and implement new products, services or features may be adversely impacted. Additionally, in the event that a meaningful portion of our call center agents become ill due to COVID-19 or otherwise are unable to work effectively, our ability to meet our internal measures for customer service may be adversely effected. The pandemic has required us and our third-party vendors to activate certain business continuity programs and make ongoing adjustments to operations. To the extent that these plans and back-up servicing and other strategies and adjustments are either not available, insufficient or cannot be implemented in whole or in part, we may be exposed to legal, regulatory, reputational, operational, information security or financial risk. For example, if we are unable to send our customers certain required statements or disclosures due to disruptions in staffing and personnel or our back-up servicing plans, we may be exposed to legal and regulatory scrutiny. Finally, while nearly all of our employees are working from home, we are increasingly reliant on a handful of vendors, including those we have no direct relationship with such as our employees' internet service providers, to maintain reliable high speed access to our internal network. Failure by such third-party providers would impact our operations. Efforts by us, our vendors and their vendors to continue to adapt operations to this new environment may introduce additional vulnerabilities to our operations and information security programs and systems in ways we have not previously contemplated or otherwise prepared for.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On July 18, 2019, our Board of Directors approved a share repurchase program authorizing the purchase of up to $2.2 billion of our outstanding shares of common stock. This share repurchase program expired on September 30, 2020 and our Board of Directors did not approve a replacement share repurchase program. We did not repurchase any shares during the three months ending September 30, 2020.
The following table sets forth information regarding employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1 - 31, 2020
Employee transactions(1)	1,011	$47.84
August 1 - 31, 2020
Employee transactions(1)	12,137	$49.58
September 1 - 30, 2020
Employee transactions(1)	1,101	$53.85

Total
Employee transactions(1)	14,249	$49.79

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
Date: October 26, 2020