Form 10-K
period 2020-12-31
Discover Financial Services
filed 2021-02-17
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $15,308,066,731.

As of February 12, 2021, there were 306,691,722 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 05, 2021 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended December 31, 2020

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries. See “Item 8 — Financial Statements and Supplementary Data — Glossary of Acronyms” for terms and abbreviations used throughout the annual report.
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

Part I.
Part I | Item 1.    Business
Introduction
Discover Financial Services (the “Company”) is a digital banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home loans and deposit products. We had $90.4 billion in loan receivables and $63.5 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2020. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the United States for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
In addition, the following information is available on the investor relations page of our internet site: (i) our Corporate Governance Policies; (ii) our Code of Ethics and Business Conduct; and (iii) the charters of the Audit, Compensation and Leadership Development, Nominating and Governance and Risk Oversight Committees of our Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning our principal executive offices: Discover Financial Services, Office of the Corporate Secretary, 2500 Lake Cook Road, Riverwoods, Illinois 60015, United States of America, telephone number (224) 405-0900.
Operating Model
We manage our business activities in two segments: Digital Banking and Payment Services. We have changed the name of our banking segment to Digital Banking to better align with our business activities, structure and strategy. This name change did not involve any change to the operations or composition of our segments period-over-period. Our Digital Banking segment includes consumer banking and lending products, specifically Discover-branded credit cards issued to individuals on the Discover Network and other consumer banking products and services, including private student loans, personal loans, home loans and deposit products. Our Payment Services segment includes PULSE, Diners Club and our Network Partners business, which provides payment transaction processing and settlement services on the Discover Global Network.
We are principally engaged in providing products and services to customers in the United States. However, we also receive revenue from sources outside of the United States, including royalty and licensee revenue from our Diners Club licensees and network assessment, discount and interchange fees from our network-to-network partners (“Network Alliances”). For quantitative information concerning our geographic distribution, see Note 4: Loan Receivables to our consolidated financial statements.
Below are descriptions of the principal products and services of each of our reportable segments. For additional financial information relating to our business and our operating segments, see Note 22: Segment Disclosures to our consolidated financial statements.

Digital Banking
Set forth below are descriptions of the credit cards, private student loans, personal loans, home loans and deposit products issued by Discover Bank.
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
Our credit card customers’ transactions in the United States are processed over the Discover Network. We receive discount and fee revenue from merchants with whom we have a direct relationship. Where we do not have a direct relationship with a merchant, we receive interchange and assessment fees from acquirers.
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
Private Student Loans
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
Our private student loans feature fixed or variable interest rates with zero origination fees. Customers can elect to make extra payments to pay their loans off earlier than contractually scheduled without penalty. The loans can feature potential rewards, such as for good grades, and we also offer optional in-school payment products where students make monthly payments while in school. The standard repayment period is 15 to 20 years, depending on the type of student loan. Private student loans may include a deferment period, during which interest continues to accrue and customers are not required to make payments while enrolled in school at least half time as determined by the school. This period begins on the date the loan is first disbursed and ends six to nine months (depending on loan type) after the customer ceases to be enrolled in school at least half time. As part of the loan approval process, all of our private student loans, except for bar study, residency and private consolidation loans, are certified by and disbursed through the school to ensure students do not borrow more than the cost of attendance less other financial aid.
We market our private student loans through digital channels, direct mail, email, radio and television. We also work with schools to create awareness of our products with students and their families. Students can apply for our private student loans online or by telephone and we have dedicated staff within our call centers to service private student loans. We invite applicants who qualify to apply with a creditworthy cosigner, which may improve the likelihood of loan approval and a lower interest rate.
Personal Loans
Our personal loans are primarily intended to help customers consolidate existing debt, although they can be used for other purposes. These loans are unsecured with fixed interest rates, terms and payments, and have zero origination fees. The repayment period for personal loans is three to seven years and there is no penalty for prepaying any portion of a personal loan balance. Customers may be subject to late fees if they have not made a minimum payment by the contractual due date.
We market personal loans primarily through direct mail, digital channels and email. Prospective applicants can obtain information regarding Discover Personal Loans and complete an application either online or by telephone.
Home Loans
Our home loans are intended for multiple purposes, including mortgage refinance, debt consolidation, home improvement and other major expenses. These loans are closed-end with fixed interest rates, terms and payments, and are secured by a first or second lien on a customer’s home. These loans require monthly payment over a 10- to 30-year term. Customers may elect to make larger than minimum payments without being subject to a prepayment penalty. Customers do not pay origination fees or third-party costs during the application process or at closing, but they may be required to reimburse certain third-party costs if the loan is repaid in full within three years. Customers may also be subject to additional charges, including late fees and returned payment charges.
We market home loans primarily through a mix of direct mail, digital channels and email. Prospective applicants can obtain information and apply online or by telephone.
Deposits
We obtain deposits from consumers directly or through affinity relationships (“direct-to-consumer deposits”). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers (“brokered deposits”). Our direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit, IRA savings accounts and checking accounts, while our brokered deposit products include certificates of deposit and sweep accounts. All of our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. We do not pay interest on checking account balances and instead offer cashback rewards for certain debit card purchases. Certificates of deposit are offered on a range of tenors from three months through ten years with interest rates that are fixed for the full period. There are minimum balance requirements to open certificates of deposit and penalties for early withdrawals. There are no minimum balance requirements to open money market accounts and savings accounts. Money market accounts and savings accounts have limitations on withdrawal frequency and interest rates on these accounts are subject to change at any time. Service charges apply to outgoing wire transfers only and availability of funds varies based on type and method of deposit and customer relationship tenure.
We market our direct-to-consumer deposit products through the use of digital channels, direct mail, print materials, email and arrangements with third parties. Customers can generally apply for deposit accounts online or by telephone. Cashback Debit checking account applications can only be initiated online. For more information regarding our deposit products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding Sources — Deposits.”
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
PULSE’s primary source of revenue is transaction fees charged for switching and settling ATM and debit transactions initiated through the use of debit cards issued by participating financial institutions. In addition, PULSE offers a variety of optional products and services that produce income for the network, including signature debit transaction processing, debit card fraud detection and risk mitigation services and connections to other regional and national electronic funds transfer networks.
When a financial institution joins the PULSE network, debit cards issued by that institution are eligible to be used at all of the ATMs and POS debit terminals that participate in the PULSE network and the PULSE mark can be used on that institution’s debit cards and ATMs. In addition, financial institution participants may sponsor merchants, direct processors and independent sales organizations to participate in the PULSE POS and ATM debit service. A participating financial institution assumes liability for transactions initiated through the use of debit cards issued by that institution, as well as for ensuring compliance with PULSE’s operating rules and policies applicable to that institution’s debit cards, ATMs and, if applicable, sponsored merchants, direct processors and independent sales organizations.
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
Network Partners Business
We have agreements with a number of financial institutions, networks or Network Alliances and commercial service providers for issuance of products or processing of payments on the Discover Global Network (i.e., Discover Network, PULSE and Diners Club). We refer to these financial institutions, networks and commercial service providers as “Network Partners.” We may earn merchant discount and acquirer assessments net of issuer fees paid, in addition to other fees, for processing transactions for Network Partners. We also leverage our payments infrastructure in other ways, such as business-to-business payment processing.
Our Network Partners business is comprised of Network Alliances, technology-enabled partners and our commercial payments network. Network Alliances allow Discover-enabled cards to be used at other networks’ participating merchants and allow other networks’ participating issuers’ cards to be used at Discover Network merchants. Our commercial payments network facilitates transactions and business-to-business payments between buyers and suppliers using the existing payment infrastructure of Discover Network.

The following chart* shows an example of a Network Partners transaction cycle:
* * *
The discussion below provides additional detail concerning the supporting functions of our two segments. The credit card, private student loan, personal loan, home loan and deposit products issued through our Digital Banking segment require significant investments in consumer portfolio risk management, marketing, customer service and related technology, whereas the operation of our Payment Services business requires that we invest in the technology to manage risk and service network partners, merchants and merchant acquirer relationships.
Credit Risk Management
Credit risk refers to the risk of loss arising from borrower default when borrowers are unable or unwilling to meet their financial obligations to us. For all loan types, we have established a credit policy and limits that are designed to manage the Company's exposure to credit risk. Our credit risk arising from consumer lending products is generally highly diversified across millions of accounts without significant individual exposures. We manage credit risk primarily based on customer segments and product types. See “— Risk Management” for more information regarding how we define and manage our credit and other risks.
Account Acquisition (New Customers)
We acquire new credit card customers through direct mail, internet, media advertising, merchant or partner relationships, or through unsolicited individual applications. We also acquire new private student loan, personal loan and home loan customers through similar channels. In all cases we have a rigorous process for screening applicants.
To identify credit-worthy prospective customers, our credit risk management and marketing teams use proprietary analytical tools to match our product offerings with customer needs. We consider the prospective customer’s financial condition and stability, as well as ability and willingness to pay.
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

Portfolio Management (Existing Customers)
The revolving nature of our credit card loans requires that we regularly assess the credit risk exposure of such accounts. This assessment uses the individual’s Discover account performance information as well as information from credit bureaus. We utilize statistical evaluation models to support the measurement and management of credit risk. At the individual customer level, we use custom risk models together with more generally available industry models as an integral part of the credit decision-making process. Depending on the duration of the customer’s account, risk profile and other performance metrics, the account may be subject to a range of account management treatments, including transaction authorization limits and increases or decreases on credit limits.
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
We reevaluate our collection efforts and consider the implementation of other techniques as a customer becomes increasingly delinquent. We limit our exposure to delinquencies through controls within our process for authorizing transactions and credit limits and criteria-based account suspension and revocation. In situations involving customers with financial difficulties, we may enter into arrangements to extend or otherwise change payment schedules, lower interest rates and/or waive fees to aid customers in returning to current status on their obligations to us. For more information see Note 4: Loan Receivables to our consolidated financial statements.
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
Rewards / Cashback Bonus
Our cardmembers use several card products, all with no annual fee, that allow them to earn their rewards based on their purchases, which can be redeemed in any amount at any time, in general as set forth below.
•Discover it card offers 5% Cashback Bonus in categories that change each quarter up to a quarterly maximum and 1% Cashback Bonus on all other purchases.
•Discover it Chrome card offers 2% Cashback Bonus at gas stations and restaurants on up to $1,000 in combined purchases each quarter and 1% Cashback Bonus on all other purchases.
•Discover it Miles card offers 1.5 miles for every dollar spent on purchases.
•Discover it Business card offers 1.5% Cashback Bonus on all purchases.

•Discover More card, which we no longer offer for new accounts, offers 5% Cashback Bonus in categories that change each quarter up to a quarterly maximum. Customers earn .25% Cashback Bonus on their first $3,000 on all other annual purchases and on all warehouse purchases, and 1% Cashback Bonus on purchases over $3,000.
Protection Products
We currently sell an identity theft protection product and we service and maintain existing enrollments of the payment and wallet protection products detailed below for our credit card customers.
•Identity Theft Protection. The identity theft monitoring product includes an initial credit report, credit bureau report monitoring at the three major credit bureaus, prompt alerts to key changes to credit bureau files that help customers spot possible identity theft quickly, internet surveillance to monitor multiple credit and debit card numbers and social security numbers on suspicious websites, identity theft insurance of up to $1,000,000 to cover certain out-of-pocket expenses due to identity theft and access to knowledgeable professionals who can help resolve issues.
•Payment Protection. This product allows customers to suspend their minimum payments due for up to two years, depending on the qualifying event and product level, when certain qualifying life events occur. While on benefit, customers have no minimum monthly payment and are not charged interest, late fees or the fees for the product. This product covers a variety of different events, such as unemployment, disability, natural disasters or other life events, such as marriage or the birth of a child. Depending on the product level and availability under state laws, outstanding balances up to $10,000 or $25,000, are cancelled in the event of death.
•Wallet Protection. This product offers one-call convenience if a customer’s wallet is lost or stolen, including requesting cancellation and replacement of the customer’s credit and debit cards, monitoring the customer’s credit bureau reports at the three major credit bureaus for 180 days and alerting them to key changes to their credit files and providing up to $100 to replace the customer’s wallet or purse.
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
Customer Service
Our credit card customers have the option to manage their accounts online via Discover.com, through Discover Mobile applications and by calling our United States-based customer service personnel. Our digital solutions offer a range of benefits, which includes, but is not limited to, the following:
•Access to overall credit health tools such as Credit Scorecard, Freeze it, Social Security Number Alerts and New Account Alerts;
•Customer service via multiple communication channels, including 24/7 customer service by telephone and messaging; and
•Proactive notifications via email, text messaging and in-app messaging for monitoring transaction activity and account security.
Our private student loan, personal loan, home loan and deposit product customers can utilize our online account services to manage their accounts and to use interactive tools and calculators.
Processing Services
Our processing services cover four functional areas: card personalization, print/mail, remittance processing and item processing. Card personalization is responsible for the mailing of credit and debit cards for new accounts, replacements and reissues. Print/mail specializes in statement and letter printing and mailing. Remittance processing handles account payments and physical check processing. Item processing handles hard-copy forms and electronic documents received through fax and mobile channels, including bank deposits, credit disputes and general correspondence, among other items.
Fraud Prevention
We monitor our customers’ accounts to help prevent, detect, investigate and resolve fraud. Our fraud prevention processes are designed to protect the security of cards, applications and accounts in a manner consistent with our customers’ needs to easily acquire and use our products. Prevention systems monitor the authorization of application information, verification of customer identity, sales, processing of convenience and balance transfer checks and electronic transactions.
    Each credit and debit card transaction is subject to screening, authorization and approval through externally developed and proprietary POS decision systems. We use a variety of techniques that help identify and halt fraudulent transactions, including machine-learning models, rules-based decision-making logic, report analysis, data integrity checks and manual account reviews. We manage accounts identified by the fraud detection system through technology that integrates fraud prevention and customer service. Strategies are subject to regular review and enhancement to enable us to respond quickly to changing conditions as well as to protect our customers and our business from emerging fraud activity.
Discover Global Network Operations
We support our merchants through a merchant acquiring model that includes direct relationships with large merchants in the United States and arrangements with merchant acquirers generally for small- and mid-size merchants. In addition to our United States-based merchant acceptance locations, Discover Network cards are accepted in a growing number of countries around the world on the Diners Club network, or through reciprocal acceptance arrangements made with international payment networks (i.e., Network Alliances).
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
Discover Global Network services the majority of its small- and mid-size merchant portfolios through third-party merchant acquirers to allow such acquirers to offer a comprehensive payments processing package to such merchants. Merchants also can apply to our merchant acquirer partners directly to accept Discover Global Network cards through the acquirers’ integrated payments solutions. Merchant acquirers provide merchants with consolidated servicing for Discover, Visa and MasterCard transactions, resulting in streamlined statements and customer service for merchants and reduced costs for us. These acquirer partners also perform credit evaluations and screen applications against unacceptable business types and the Office of Foreign Asset Control Specifically Designated Nationals list.
The Discover Global Network operates systems and processes that seek to ensure data integrity, prevent fraud and ensure compliance with our operating regulations. Our systems evaluate incoming transaction activity to identify abnormalities that require investigation and fraud mitigation. Designated Discover Global Network personnel are responsible for validating compliance with our operating regulations and law, including enforcing our data security standards and prohibitions against illegal or otherwise unacceptable activities. Discover Global Network is a founding and current member of the Payment Card Industry Security Standards Council, LLC (the “Council”) and is working to expand the adoption of the Council’s security standards globally for merchants and service providers that store, transmit or process cardholder data.
Technology
We provide technology systems processing through a combination of owned and hosted data centers and the use of third-party vendors. These data centers support our payment networks, provide customers with access to their accounts and manage transaction authorization and settlement, among other functions. The Discover Global Network works with a number of vendors to maintain our connectivity in support of POS authorizations. This connectivity also enables merchants to receive timely payment for their Discover Global Network card transactions.

Our approach to technology development and management involves both third-party and in-house resources. We use third-party vendors for basic technology services (e.g., cloud, telecommunications, hardware and operating systems) as well as for processing and other services for our digital banking and payment services businesses. We subject each vendor to a formal approval process, which includes, among other things, a security assessment, to ensure that the vendor can assist us in maintaining a cost-effective and reliable technology platform. We use our in-house resources to build, maintain and oversee some of our technology systems. We believe this approach enhances our operations and improves cost efficiencies.
Seasonality
In our credit card business, we experience fluctuations in transaction volumes and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns around the winter holidays, summer vacations and back-to-school periods. In our private student loan business, our loan disbursements peak at the beginning of a school’s academic semester or quarter. Although there is a seasonal impact to transaction volumes and the levels of credit card and private student loan receivables, seasonal trends have not caused significant fluctuations in our results of operations or credit quality metrics between quarterly and annual periods.
Revenues in our Diners Club business are generally higher in the first half of the year as a result of Diners Club’s tiered pricing system where licensees qualify for lower royalty rate tiers as cumulative volume grows during the course of the year.
Competition
We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms and payment networks on the basis of a number of factors, including brand, reputation, customer service, product and service offerings, incentives, pricing and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase, Capital One and Citi) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include cash rewards, conservative portfolio management and strong customer service. Competition based on rewards and other card features and benefits continues to be strong. Our private student loan product competes for customers with Sallie Mae and Citizens Bank, as well as other lenders that offer private student loans. Our personal loan product competes for customers primarily with financial institutions (including Citi and American Express) and non-traditional lenders (including Lending Club). Our home loan product faces competition primarily from traditional national and regional mortgage lenders.
Although our private student and personal loan receivables have increased, our credit card receivables continue to represent a majority of our receivables. The credit card business is highly competitive. Some of our competitors offer a wider variety of financial products than we do, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors enjoy greater financial resources, diversification and scale than we do and are therefore able to invest more in initiatives and technology to attract and retain customers, such as advertising, targeted marketing, account acquisitions and pricing offerings in interest rates, annual fees, reward programs and low-priced balance transfer programs. In addition, some of our competitors have assets such as branch locations and co-brand relationships that may help them compete more effectively. Another competitive factor in the credit card business is the increasing use of debit cards as an alternative to credit cards for purchases.
Because most domestically-issued credit cards, other than those issued on the American Express network, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant market share of Visa and MasterCard. The former exclusionary rules of Visa and MasterCard limited our ability to attract merchants and credit and debit card issuers, contributing to Discover not being as widely accepted in the United States as Visa and MasterCard. Merchant acceptance of the Discover card has increased in the past several years, both in the number of merchants enabled for acceptance and the number of merchants actively accepting Discover. We continue to make investments in expanding Discover and Diners Club acceptance in key international markets where an acceptance gap exists.
In our payment services business, we compete with other networks for volume and to attract network partners to issue credit, debit and prepaid cards on the Discover, PULSE and Diners Club networks. We generally compete on the basis of customization of services and various pricing strategies, including incentives and rebates. We also compete on the basis of issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality, customer perception of service quality, brand image, reputation and market share. The Diners Club and Discover networks’ primary competitors are Visa, MasterCard and American Express. PULSE’s network competitors include Visa’s Interlink, MasterCard’s Maestro and First Data’s STAR. American Express is a particularly strong competitor to Diners Club as both cards target international business travelers. As the payments industry continues to evolve, we are also facing increasing competition from financial technology firms and alternative payment solutions, which leverage new technologies and a customer’s existing deposit and credit card accounts and bank relationships to create payment or other fee-based solutions.
In our direct-to-consumer deposits business, we have acquisition and servicing capabilities similar to other large banks, including Ally, American Express, Barclays, Capital One (360), Goldman Sachs, Synchrony and USAA. We compete with banks and credit unions that source deposits through branch locations and direct channels. We seek to differentiate our deposit product offerings on the basis of brand reputation, digital experience, customer service and value.
For more information regarding the nature of and the risks we face in connection with the competitive environment for our products and services, see “Risk Factors — Strategic Business Risk.”
Intellectual Property
We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures. Our Discover, PULSE and Diners Club brands are important assets and we take steps to protect the value of these assets and our reputation.
Human Capital
As of December 31, 2020, we employed approximately 17,600 individuals. We employ 100% of our customer service agents onshore within the United States, which we believe offers a distinct competitive advantage. At the onset of the coronavirus Disease 2019 (“COVID-19”) pandemic, we safely transitioned approximately 98% of our employees to working from home within a three-week period. Previously, only a small portion of employees worked primarily from a location other than one of our offices. As the COVID-19 pandemic took hold, we prioritized customer service and our employees’ safety with the goals of maintaining our high expectations and level of customer service, and providing our employees a safe work-at-home environment while preserving their jobs, wage rates and benefits.
Attracting, retaining and developing employees is important to our success as a leading digital banking and payments company. Discover has consistently received awards as a top place to work, including Glassdoor’s 2020 Top 100 Best Places to Work. We believe that a key to our employee strategy is establishing and maintaining employee engagement. We take a continuous approach to creating, driving and improving engagement through our actions and policies. Our approach has resulted in employee engagement scores that outperformed industry benchmarks for the fifth consecutive year, placing us in an elite set of firms representing just 7% of all organizations studied by Willis Towers Watson with both strong financial performance and highly-favorable opinion scores on engagement.
We offer a competitive compensation package to attract, retain and motivate highly qualified and diverse talent. We believe in pay-for-performance; our compensation programs are grounded in a pay-for-performance philosophy that is designed to reward achievement of our Company’s financial and strategic performance. We review performance and compensation with all employees annually. We seek to pay our employees fairly for their work and we continuously monitor our performance and address any discrepancies or issues. We regularly benchmark roles and compensation data to help ensure internal pay equity. Discover partners with an independent, third-party consultant to conduct a company-wide pay equity analysis that includes race and gender to identify pay discrepancies. Based on our last two reviews using this approach, women and minorities at Discover earn, on average, between $0.99 and $1.02 for every $1 earned by men and non-minorities.
Diversity, Equity and Inclusion (DE&I) is a competitive differentiator for companies and we seek to accentuate that advantage at Discover. Our employee population is comprised of 59% women and 40% minorities, including 9% who identify as Black and 14% as Latinx. We believe that diverse perspectives positively impact our ability to assist our customers and employees and strengthen our communities. Discover has consistently been recognized as a top place to work for both its inclusivity and quality of workplace. As part of our expanded commitment to DE&I, we introduced measurable goals that we will work toward in our focus areas of Diversity, Equity, Inclusion and External Impact and in 2020 appointed our first Chief Diversity Officer.

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
Comprehensiveness
We seek to maintain a comprehensive risk management framework for managing risk enterprise-wide, including policies, standards, risk management processes, monitoring and testing and reporting. Our framework is designed to be comprehensive with respect to our business units and their control and support functions, and across all risk types.
Accountability
We structure accountability across three lines of defense along the principles of risk management execution, oversight and independent validation. As the first line of defense, our business units seek to create, sustain and improve a particular process to achieve business outcomes and identify and manage risks that arise from day-to-day operations as well as those driven by change. The principles apply across all businesses and risk types and guide the definition of specific roles and responsibilities.
Independence
Our second and third lines of defense, which comprises risk and control functions, operate independently of the business units. The second line of defense includes our corporate risk management (“CRM”) department, which is led by our Chief Risk Officer (“CRO”), who is appointed by our Board of Directors. The CRM department oversees the establishment of enterprise-level risk management standards and policies and designs processes that are designed to be consistent with the size and complexity of our business, industry practices and applicable legal and regulatory requirements. The CRO is accountable for providing our Board of Directors and executive management with an independent perspective on: the risks to which we are exposed; how well management is identifying, assessing and managing risk; and the capabilities we have in place to manage risks across the enterprise. Our internal audit department, as the third line of defense, performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across the company. It also periodically reviews the design and operating effectiveness of our risk management program and processes, including the independence and effectiveness of our CRM function, and reports the results to our Audit Committee of the Board of the Directors (“Audit Committee”) and, where appropriate, the Risk Oversight Committee of the Board of Directors (“Risk Oversight Committee”).
Defined Risk Appetite
We operate within a risk appetite framework approved by our Board of Directors, which guides an acceptable level of risk-taking, considering desired financial returns, strategic goals and other stakeholder objectives. To that end, limits and escalation thresholds are set consistent with the risk appetite approved by our Board of Directors.
Transparency
We seek to provide transparency of exposures and outcomes, which is core to our risk culture. We provide this risk transparency through our risk committee structure and standardized processes for escalating issues and reporting. This is accomplished at several levels within the organization, including quarterly meetings held by our Risk Committee and quarterly reports to the Risk Oversight and Audit Committees of the Board of Directors, as well as regular reporting to our Risk subcommittees commensurate with the needs of our businesses. Further, our CRO is a member of our Company’s Executive Committee.
Enterprise Risk Management Governance Structure
Our governance structure is based on the principle that each line of business is responsible for managing risks inherent in its business with appropriate oversight from our senior management and Board of Directors. Various committees are in place to oversee the management of risks across our Company. We seek to apply operating principles consistently to each committee. These operating principles are detailed in committee charters, which are approved by its parent committee. Our bank subsidiary has its own risk governance, compliance, auditing and other requirements. Our risk governance framework is designed such that bank-level risk governance requirements are satisfied as well.
Board of Directors
Our Board of Directors (i) approves certain risk management policies; (ii) approves our capital targets and goals; (iii) approves our risk appetite framework; (iv) monitors our strategic plan; (v) appoints our CRO and other risk governance function leaders, as appropriate; (vi) receives reports on any exceptions to the Enterprise Risk Management policy; and (vii) receives and reviews regulatory examination reports. The Board of Directors receives reports from the Audit Committee and Risk Oversight Committee on risk management matters and from the Compensation and Leadership Development Committee on risks associated with compensation and leadership development.
Risk Oversight Committee of our Board of Directors
Our Risk Oversight Committee is responsible for overseeing our risk management policies and the operations of our enterprise-wide risk management framework and our capital planning, liquidity risk management and resolution planning activities. The Committee is responsible for, among other things, (i) approving and periodically reviewing our risk management policies; (ii) overseeing the operation of our policies, standards and procedures for establishing our risk management governance, risk management procedures and risk-control infrastructure; (iii) overseeing the operation of processes and systems for implementing and monitoring compliance with such policies and procedures; (iv) reviewing and making recommendations to the Board of Directors, as appropriate, regarding the our risk management framework, key risk management policies and our risk appetite and tolerance; (v) receiving and reviewing regular reports from our CRO on risk management deficiencies and significant risks, the status of and changes to risk exposures, policies, procedures and practices and the steps management has taken to monitor and control risk exposures; (vi) receiving reports on compliance with our risk appetite and limit structure and risk management policies, procedures and controls; and (vii) sharing information, liaising and meeting in joint session with the Audit Committee (which it may do through the Chairs of the Committees) as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
Audit Committee of our Board of Directors
With respect to the enterprise risk management framework, our Audit Committee’s responsibilities include the following: (i) discussing policies with respect to risk assessment and management; (ii) receiving and reviewing reports from our CRO and other members of management as the Committee deems appropriate on the guidelines and policies for assessing and managing our exposure to risks, the corporation’s major financial risk exposures and the steps management has taken to monitor and control such exposures; and (iii) sharing information and liaising with the Risk Oversight Committee as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
Compensation and Leadership Development Committee of our Board of Directors
Our Compensation and Leadership Development Committee is responsible for overseeing risk management associated with our compensation and leadership development practices. The Committee receives reporting regarding our compensation practices and evaluates whether these practices encourage excessive risk-taking. As a part of its reviews, the Committee considers input from our CRO and takes into account risk outcomes. The Compensation and Leadership Development Committee receives reporting regarding talent management practices and evaluates risks associated with leadership development and succession planning.
Risk Committee
Our Risk Committee is an executive management-level committee that establishes and oversees a comprehensive enterprise risk management program, which includes (i) providing a regular forum for representatives of our different functional groups to identify and discuss key risk issues and to recommend to senior management actions that should be taken to manage the level of risk taken by the business lines; (ii) establishing and overseeing an enterprise-wide approach to risk management through the development of our Enterprise Risk Management Policy and the associated oversight framework for the identification, measurement, monitoring, management and reporting of enterprise risk; (iii) communicating our risk appetite and philosophy, including establishing limits and thresholds for managing enterprise-wide risks; and (iv) reviewing, on a periodic basis, our aggregate enterprise-wide risk exposures and the effectiveness of risk identification, measurement, monitoring, management and reporting policies and procedures and related controls within the lines of business.
Our Risk Committee has formed and designated a number of committees to assist it in carrying out its responsibilities. These committees, made up of representatives from senior levels of management, escalate issues to our Risk Committee as guided by escalation thresholds. These risk management committees include the Discover Bank Credit Committee, Asset/Liability Management Committees (Discover Financial Services and Discover Bank), the Counterparty Credit Committee, the New Initiatives Committee, the Operational Risk Committee, the Capital Planning Committee, the Compliance Committee, the Technology and Information Risk Committee, Supervisory Matters Oversight Group and the Human Resources Risk Committee.
Chief Executive Officer
The Chief Executive Officer (“CEO”) is ultimately responsible for risk management within our Company. In that capacity, the CEO establishes a risk management culture throughout our Company and ensures that businesses operate in accordance with this risk culture.
Business Unit Heads
Our business unit heads are responsible for managing risk associated with pursuit of their strategic, financial and other business objectives. Business unit heads are responsible for (i) complying with all risk limits and risk policies; (ii) identifying and documenting risks and implementing appropriate controls; (iii) understanding and managing the overall level of risk in their organization, including the impact of the risks being accepted; (iv) explicitly considering risk when developing strategic plans, budgets and new products, (v) implementing appropriate controls when pursuing business strategies and objectives; (vi) ensuring business units test and implement business unit processes, controls and monitoring to support corporate model risk management standards such as documentation standards and reporting standards; (vii) coordinating with CRM to produce relevant, sufficient, accurate and timely risk reporting that is consistent with the processes and methodology established by CRM; (viii) ensuring sufficient financial resources and qualified personnel are deployed to control the risks inherent in the business activities; and (ix) designating, in consultation with the CRO, a Business Risk Officer to assist with the above and to perform the specific duties described below.
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
Credit Risk Management
Credit Risk Management is responsible for (i) developing, validating and implementing credit policy criteria and predictive loan origination and servicing models in order to optimize the profitability of our Company’s lending activities; (ii) ensuring adherence to our credit risk policies and approval limits, and that departmental policies, procedures and internal controls are consistent with the standards defined by our Company; (iii) ensuring that we manage credit risk within approved limits; and (iv) monitoring performance for both new and existing consumer loan products and portfolios.

Legal Organization
The legal organization plays a significant role in managing our legal risk by, among other things, identifying, interpreting and advising on legal and regulatory risks. The CRM department collaborates and coordinates closely with other risk and control functions in exercising its oversight responsibilities, in particular with the legal organization. Our legal organization participates in meetings of the Risk Committee and the sub-committees of the Risk Committee in order to advise on legal and compliance risks and to inform the committees of any relevant legislative and regulatory developments. Further, our Chief Legal Officer is a member of our Company’s Executive Committee.
Internal Audit Department
Our internal audit department performs periodic, independent reviews and testing of compliance with risk management policies and standards across our Company, as well as assessments of the design and operating effectiveness of these policies and standards. The internal audit department also validates that risk management controls are functioning as intended by reviewing and evaluating the design and operating effectiveness of the CRM program and processes, including the effectiveness of the CRM function. The results of such reviews are reported to our Audit Committee and Risk Oversight Committee.
Risk Categories
We are exposed to a broad set of risks in the course of our business activities due to both internal and external factors, which we segment into seven major risk categories. The first six are defined to be broadly consistent with guidance published by the Federal Reserve and the Basel Committee on Banking Supervision (“BCBS”): credit (consumer and counterparty), market, liquidity, operational, compliance and legal risk. We recognize the seventh, strategic risk, as a separate risk category. We evaluate the potential impact of a risk event on our Company by assessing the financial impact, the impact to our reputation, the legal and regulatory impact and the client/customer impact. In addition, we have established various policies to help govern these risks.
Credit Risk
Our credit risk arises from the potential that a borrower or counterparty will fail to perform on an obligation. Our credit risk includes consumer credit risk and counterparty credit risk. Consumer credit risk is primarily incurred by Discover Bank through the issuance of (i) unsecured credit including credit cards, private student loans and personal loans and (ii) secured credit including deposit secured credit cards and home loans. Counterparty credit risk is incurred through a number of business-facing activities including payment network settlement, certain marketing and incentive programs, asset/liability management, guarantor and insurance relationships and strategic investments.
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
Operational Risk
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk is inherent in all our businesses. Operational risk categories incorporate all of the operational loss event-type categories set forth by the BCBS, which include the following: (i) internal fraud; (ii) external fraud; (iii) employment practices and workplace safety; (iv) clients, products and business practices; (v)

damage to physical assets; (vi) business disruption and system failures; and (vii) execution, delivery and process management.
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
Legal Risk
Legal risk arises from the potential that unenforceable contracts, lawsuits or adverse judgments can disrupt or otherwise negatively affect our operations or condition. These risks are inherent in all of our businesses. Legal risk exposures are primarily managed by our business units in conjunction with our legal organization. Our Risk Committee and Compliance Committee oversee our legal risk management. Specifically, the legal organization is responsible for providing advice, interpreting and identifying developments regarding laws, regulations, regulatory guidance and litigation and setting standards for communicating relevant changes to corporate compliance, the business and internal audit. The legal organization also identifies and communicates legal risk associated with new products and business practices.
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
Risk Identification
We seek to identify potential exposures that could adversely affect our ability to successfully implement strategies and achieve objectives. To ensure that the full scale and scope of risk exposures from firm-wide activities are identified, we seek to identify risk exposures based on (i) significant enterprise-level risks that are strategic, systemic, or emerging in nature, including Company-specific risks that span across multiple lines of business; (ii) granular risk exposures from on-balance sheet and off-balance sheet positions, including concentrations; and (iii) risk exposures from initiatives focused on new, expanded, customized, or modified products, services and processes.
Risk exposures identified through these three approaches are consolidated to create a comprehensive risk inventory. This inventory is leveraged by a number of processes within our Company including stress scenario design and stress testing, capital planning, risk appetite setting and risk modeling. The risk inventory is reviewed and approved at least annually by the Risk Committee while the sub-committees review the risks mapped to the relevant risk categories for transparency and comprehensive coverage of risk exposures.

Risk Measurement
Our risk measurement process seeks to ensure that the identified risk exposures are appropriately assessed. Risk measurement techniques appropriate to the risk category, including econometric modeling, statistical analysis, peer benchmarking and qualitative assessments, are employed to measure our material risk exposures.
Risk Monitoring
Our risks are monitored through an integrated monitoring framework consisting of risk appetite metrics and key risk indicators (“KRIs”). These metrics are established to monitor changes in our risk exposures and external environment. Risk appetite metrics are used to monitor the overall risk profile of our Company by setting risk boundaries and expectations through quantitative limits and qualitative expressions. We use KRIs to monitor our risk profile through direct or indirect alignment with the risk appetite limits.
These metrics enable monitoring of risk by business management and by measuring risk and performance data against risk appetite and KRI escalation thresholds that are updated periodically. Escalation procedures are in place to notify the appropriate governance committees in the event of any actual risk limit breaches or potential upcoming breaches.
Risk Management
We have policies and a defined governance structure in place to manage risks. In the event of a risk exposure exceeding established thresholds, management determines appropriate response actions. Responses, which may be taken by the Board of Directors, the Risk Oversight Committee, the Audit Committee, the Risk Committee, sub-committees or the CRO, or business units, may include (i) actions to directly mitigate or resolve risk; (ii) actions to terminate any activities resulting in an undesired or unintended risk position; or (iii) actions to prevent, avoid, modify, share or accept a risk position (or activity prior to its occurrence).
Risk Reporting
As the constituents primarily responsible for proactively managing the risks to which they are exposed, our business units and risk and control functions periodically report to the governance committees. The CRM function is responsible for independent reporting on risk matters to various constituencies across our Company on a periodic basis. The CRM department periodically provides risk management reporting to the Risk Committee, the Audit Committee, the Risk Oversight Committee and the Board of Directors.
Stress Testing
We use stress testing to better understand the range of potential risks and their impacts to which our Company is exposed. A stress testing framework is employed to provide a comprehensive, integrated and forward-looking assessment of material risks and vulnerabilities. Stress test results provide information for business strategy, risk appetite setting and decisions related to capital actions, contingency capital plans, liquidity buffer, contingency funding plans and balance sheet positioning. Our stress testing framework utilizes a risk inventory, which covers our risk exposures across our defined risk categories. The risk inventory provides a comprehensive view of our vulnerabilities capturing significant risks from the Board of Directors’ and management’s view, granular risks relevant to business units and emerging risks associated with new initiatives.
Risk Management Review of Compensation
We believe in a pay-for-performance philosophy, which considers performance across our Company, business segments and individual performance, as appropriate, as well as the long-term interests of our shareholders and the safety and soundness of our Company. We design compensation to be competitive relative to our peers to attract, retain and motivate our employees. In addition to being competitive in the markets in which we compete for talent and encouraging employees to achieve objectives set out by our management, our compensation programs are designed to balance an appropriate mix of compensation components to align the interests of employees with the long-term interests of shareholders and the safety and soundness of our Company.
The design and administration of our compensation programs provide incentives that seek to appropriately balance risk and financial results in a manner that does not incentivize employees to take imprudent risks, is compatible with effective controls and enterprise-wide risk management and is supported by strong corporate governance, including oversight by our Board of Directors and the Compensation and Leadership Development Committee of our Board of Directors.
Risk Appetite and Strategic Limit Structure
Risk appetite is defined as the aggregate level and the type of risks we are willing to accept or avoid in order to achieve our strategic objectives. Risk appetite expressions are consistent with our Company’s aspirations, mission statement and core values and also serve as tools to preclude business activities that could have a negative impact on our reputation.
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
Supervision and Regulation
General
Our operations are subject to extensive regulation, supervision and examination under United States federal, state and foreign laws and regulations. As a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act, we are subject to the supervision, examination and regulation of the Federal Reserve. As a large provider of consumer financial services, we are subject to the supervision, examination and regulation of the Consumer Financial Protection Bureau (the “CFPB”).
Our bank subsidiary, Discover Bank, is located in the United States and is chartered and regulated by the Office of the Delaware State Bank Commissioner (the “Delaware Commissioner”) and is also regulated by the FDIC, which insures its deposits up to applicable limits and serves as the bank’s primary federal banking regulator. Discover Bank offers credit card loans, private student loans, personal loans and home loans as well as certificates of deposit, savings and checking accounts and other types of deposit accounts.
On September 30, 2020, we merged Bank of New Castle, formerly a wholly owned subsidiary bank of Discover, with and into Discover Bank. On consummation of this merger, Discover Bank assumed the capital, assets, liabilities, policies, procedures, systems, operations and personnel of Bank of New Castle. During the fourth quarter of 2020, Discover Bank became a member of the Federal Home Loan Bank of Chicago.
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
A financial holding company and the non-bank companies under its control are permitted to engage in activities considered financial in nature, incidental to financial activities, or complementary to financial activities, if the Federal Reserve determines that such activities pose no risk to the safety or soundness of depository institutions or the financial system in general. Being a financial holding company under the Gramm-Leach-Bliley Act requires that the depository institution that we control meets certain criteria, including capital, management and Community Reinvestment Act requirements. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) we are required to meet certain capital and management criteria to maintain our status as a financial holding company. Failure to meet the criteria for financial holding company status results in restrictions on new financial activities or acquisitions and could require discontinuance of existing activities that are not generally permissible for bank holding companies.
Federal Reserve regulations and the Federal Deposit Insurance Act (the “FDIA”), as amended by the Dodd-Frank Act, require a bank holding company to serve as a source of strength to its subsidiary bank(s) and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations.
The Dodd-Frank Act addresses risks to the economy and the payments system, especially those posed by large systemically significant financial firms. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) amended the Dodd-Frank Act by raising the asset size thresholds for certain enhanced prudential standards. Under the amended statute, the Federal Reserve is authorized to impose certain enhanced prudential standards on bank holding companies with total assets of at least $100 billion, including Discover, only after issuing a new regulation or order based on a risk-based determination. In October 2019, the federal banking regulators approved final rules that tailor the existing regulatory requirements related to capital, liquidity and enhanced prudential standards to an institution’s risk and complexity profile for banking institutions with total consolidated assets of $100 billion or more. Under the final rules, which became effective December 31, 2019, Discover is considered a Category IV institution and therefore subject to the least stringent category of enhanced prudential standards for bank holding companies with at least $100 billion in total assets. Among other things, Discover is required to submit to supervisory stress tests every other year rather than annually, is no longer subject to regulations requiring Discover to submit the results of company-run capital stress tests and is no longer subject to the liquidity coverage ratio. However, Discover is still required to submit annual capital plans to the Federal Reserve and remains subject to other core components of the enhanced prudential standards rules, such as risk-management and risk committee requirements and liquidity risk management regulations. Discover may submit to supervisory stress tests in off years if it wishes to reset or revise the stress test portion of its stress capital buffer (“SCB”).
Discover was required to submit a capital plan to the Federal Reserve and participate in its 2020 Comprehensive Capital Analysis and Review (“CCAR”) stress tests. We received the stress test results from the Federal Reserve in June 2020 along with notice that our SCB had been preliminarily set at 3.5%. Additionally, Discover was notified by the Federal Reserve that it would be required to submit to a special mid-cycle stress test in the fourth quarter under new scenarios intended to assess the economic impacts of the COVID-19 pandemic. In December of 2020, we received the results of the special mid-cycle stress test from the Federal Reserve along with notice that the Federal Reserve is extending the time period during which it may notify firms of its intention to recalculate their SCB to March 31, 2021.
Beginning in 2020, Discover was subject to the Federal Reserve’s new supervisory rating system for large financial institutions (“LFI Rating System”). The LFI Rating System is intended to align more closely with the Federal Reserve’s current supervisory programs for large financial institutions, enhance the clarity and consistency of supervisory assessments and provide greater transparency regarding the consequences of a given rating. Under the LFI Rating System, the Federal Reserve evaluates and assigns ratings for the following three components: capital planning and positions; liquidity risk management and positions; and governance and controls. Unlike the prior supervisory rating system, the LFI Rating System does not include an overall composite rating. An institution subject to the LFI Rating System, such as Discover, will not be considered “well managed” under applicable regulations if it is assigned a deficient rating in any one component, which could be a barrier for seeking the Federal Reserve’s approval to engage in new or expansionary activities.
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
Capital, Dividends and Share Repurchases
We and Discover Bank are subject to capital adequacy guidelines adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed “well-capitalized” for other regulatory purposes. We and Discover Bank are required to maintain Tier 1 and total capital equal to at least 6% and 8% of our total risk-weighted assets, respectively. We and Discover Bank are also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 4% and a common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%. Further, under the Federal Reserve’s current capital plan requirements, Discover Financial Services is required to demonstrate that under stress scenarios we will maintain each of the minimum capital ratios on a pro-forma basis throughout the nine-quarter planning horizon.
In addition to the supervisory minimum levels of capital described above, Federal Reserve rules applicable to Discover Financial Services require maintenance of the following minimum capital ratios to be considered “well-capitalized” for certain purposes under Regulation Y (12 CFR 225): (i) a Tier 1 risk-based capital ratio of 6% and (ii) a total risk-based capital ratio of 10%. Our bank subsidiary is required by the FDIC’s Prompt Corrective Action rules to maintain the following minimum capital ratios to be considered “well-capitalized”: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. At December 31, 2020, Discover Financial Services met all requirements to be deemed “well-capitalized” pursuant to the applicable regulations. For related information regarding our bank subsidiary see “— FDIA” below.
There are various federal and state law limitations on the extent to which our bank subsidiary can provide funds to us through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, affiliate transaction limits and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Discover Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. For more information, see “— FDIA” below.
Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and its CCAR program. For the third and four quarter of 2020, the Federal Reserve limited covered firms’ capital distributions, including common stock dividends and repurchases, based on a formula that restricts most share repurchases and limits dividends based on average net income during the past four quarters. As discussed above, in 2020 Discover participated in CCAR and the 2020 mid-cycle stress test. In connection with the results of its mid-cycle stress test, the Federal Reserve announced that, provided Discover does not increase the amount of its common stock dividends, Discover may pay common stock dividends and make share repurchases during the first quarter of 2021 that, in the aggregate, do not exceed an amount equal to the average of Discover’s net income for the four preceding quarters. It is uncertain whether these temporary restrictions will be carried past the first quarter 2021, nor is it certain whether the Federal Reserve will seek to recalculate or change Discover’s SCB requirement prior to the March 31, 2021 deadline it has set for itself.
Under the Federal Reserve’s current capital planning rule, Discover as a Category IV bank holding company will be required to submit a capital plan to the Federal Reserve in 2021 but will not be required to submit to the supervisory stress test component of the CCAR exercise. The Federal Reserve has proposed revisions to its capital plan rule that would clarify the applicability of certain CCAR components to Category IV firms in years where such firms are not subject to mandatory supervisory stress tests.
For more information, including additional conditions and limits on our ability to pay dividends and repurchase our stock, see “— Bank Holding Company Regulation,” “Risk Factors — Credit, Market and Liquidity Risk — We may be limited in our ability to pay dividends on and repurchase our stock,” “— We are a holding company and depend on payments from our subsidiaries,” “Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Regulatory Environment and Developments,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” and Note 17: Capital Adequacy to our consolidated financial statements.
FDIA
The FDIA imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2020, Discover Bank met all applicable requirements to be deemed “well-capitalized.”
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. Under current FDIC regulations, a bank that is less than “well-capitalized” is generally prohibited from paying an interest rate on deposits in excess of 75 basis points over the national market average. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” As of December 31, 2020, Discover Bank met the FDIC’s definition of a “well-capitalized” institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
The FDIA also affords FDIC insured depository institutions, such as Discover Bank, the ability to “export” interest rates permitted under the laws of the state where the bank is located. Discover Bank is located in Delaware and, therefore, can charge interest on loans to out-of-state borrowers at rates permitted under Delaware law, regardless of the usury limitations imposed by the state laws of the borrower’s residence. Delaware law does not limit the amount of interest that may be charged on loans of the type offered by Discover Bank. This flexibility facilitates the current nationwide lending activities of Discover Bank.
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
Acquisitions and Investments
Since we are a bank holding company, and Discover Bank is an insured depository institution, we are subject to banking laws and regulations that limit the types of acquisitions and investments that we can make. In addition, certain permitted acquisitions and investments that we seek to make are subject to the prior review and approval of our banking regulators, including the Federal Reserve and FDIC. Our banking regulators have broad discretion on whether to approve proposed acquisitions and investments. In deciding whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition and our future prospects, including current and projected capital ratios and levels; the competence, experience and integrity of our management and our record of compliance with laws and regulations; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering. Therefore, results of supervisory activities of the banking regulators, including examination results and ratings, can impact whether regulators approve proposed acquisitions and investments. For more information on recent matters affecting Discover, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements. For information on the regulatory environment, see “Risk Factors.”
In addition, certain acquisitions of our voting stock may be subject to regulatory approval or notice under United States federal or Delaware state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the Change in Bank Control Act, the Bank Holding Company Act and the Delaware Change in Bank Control provisions, which prohibit any person or company from acquiring control of us without, in most cases, the prior written approval of each of the FDIC, the Federal Reserve and the Delaware Commissioner.
Consumer Financial Services
The relationship between us and our United States customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Credit Card Accountability Responsibility and Disclosure Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act and the Dodd-Frank Act. These and other federal laws, among other things, prohibit unfair, deceptive and abusive trade practices, require disclosures of the cost of credit and other terms of credit and deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide privacy protections, require safe and sound banking operations, restrict our ability to raise interest rates, protect customers serving in the military and their dependents and subject us to substantial regulatory oversight. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as Discover. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services.” State and, in some cases, local laws also may regulate in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections.
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
Payment Networks
We operate the Discover and PULSE networks, which deliver switching and settlement services to financial institutions and other program participants for a variety of ATM, POS and other electronic banking transactions. These operations are regulated by certain federal and state banking, privacy and data security laws. Moreover, the Discover and PULSE networks are subject to examination under the oversight of the Federal Financial Institutions Examination Council, an interagency body composed of the federal bank regulators and the National Credit Union Administration. In addition, as our payments business has expanded globally through Diners Club, we are subject to government regulation in countries in which our networks operate or our cards are used, either directly or indirectly through regulation affecting Diners Club network licensees. Changes in existing federal, state or international regulation could increase the cost or risk of providing network services, change the competitive environment, or otherwise materially adversely affect our operations. The legal environment regarding privacy and data security is particularly dynamic and any unpermitted disclosure of confidential customer information could have a material adverse impact on our business, including loss of consumer confidence.

The Dodd-Frank Act contains several provisions that are relevant to the business practices, network transaction volume, revenue and prospects for future growth of PULSE, our debit card network business. The Dodd-Frank Act requires that merchants control the routing of debit transactions and that interchange fees received by certain payment card issuers on debit card transactions be “reasonable and proportional” to the issuer’s cost in connection with such transactions, as determined by the Federal Reserve. The Dodd-Frank Act also requires the Federal Reserve to restrict debit card networks and issuers from requiring debit card transactions to be processed solely on a single payment network or two or more affiliated networks, or from requiring that transactions be routed over certain networks.
Money Laundering & Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to comply with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures, training and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by our anti-money laundering compliance and sanctions officer and undergoes regular independent audits to assess its effectiveness. Our program is typically reviewed on an annual basis by federal banking regulators. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.”
Sanctions Programs
We have a program designed to comply with applicable economic and trade sanctions programs, including those administered and enforced by the United States Department of the Treasury’s Office of Foreign Assets Control. These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction. These regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals. We maintain policies, procedures and other internal controls designed to comply with these sanctions programs.

Information About Our Executive Officers
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

Roger C. Hochschild	56	Chief Executive Officer and President

John T. Greene	55	Executive Vice President, Chief Financial Officer

Brian D. Hughes	53	Executive Vice President, Chief Risk Officer

Amir S. Arooni	56	Executive Vice President, Chief Information Officer

Daniel P. Capozzi	49	Executive Vice President, President - U.S. Cards

R. Andrew Eichfeld	51	Executive Vice President, Chief Human Resources and Administrative Officer

Carlos M. Minetti	58	Executive Vice President, President - Consumer Banking

Diane E. Offereins	63	Executive Vice President, President - Payment Services

Keith E. Toney	49	Executive Vice President, Data and Analytics

Wanjiku J. Walcott	50	Executive Vice President, Chief Legal Officer and General Counsel

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
John T. Greene is our Executive Vice President, Chief Financial Officer. He has held this role since September 2019. Prior to joining Discover, Mr. Greene served as Executive Vice President, Chief Financial Officer and Treasurer at Bioverativ, a global biopharmaceutical company. From 2014 to 2016, he was Chief Financial Officer for insurance brokerage firm Willis Group Holdings, which was preceded by more than eight years at HSBC Holdings where he held CFO positions for several divisions, including retail bank and wealth management, insurance and consumer and mortgage lending. He also held various divisional CFO roles in his 12-year tenure with General Electric from 1993 to 2005. Mr. Greene holds a Bachelor’s degree in Accounting from the State University of New York and an M.B.A. from the Kellogg School of Management at Northwestern University.
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
Amir S. Arooni is our Executive Vice President, Chief Information Officer. He has held this role since March 2020. Prior to joining Discover, Mr. Arooni served as Chief Information Officer for international financial services firm NN Group in the Netherlands, a spin-off of ING. From 2001 to 2015, he held various executive roles across ING. Mr. Arooni holds Master of Science degrees from IE University in Madrid, Spain and from HEC School of Management, Paris and Oxford University, England. He also holds an M.B.A. from Erasmus University Rotterdam, the Netherlands and the University of North Carolina, Chapel Hill.
Daniel P. Capozzi is our Executive Vice President, President - U.S. Cards. He has held this role since December 2020. In October 2018, he was elected to the role of Executive Vice President, President - Credit Operations and Decision Management and also previously served as Senior Vice President, Credit and Decision Management beginning in June 2017. Since joining Discover in 2007, Mr. Capozzi has held leadership positions in the Deposits business and Corporate Finance. Prior to joining Discover, he held various leadership positions in Finance at Citi and Bank of America. Mr. Capozzi holds a Bachelor’s degree in Business Administration from Northeastern University.

R. Andrew Eichfeld is our Executive Vice President, Chief Human Resources and Administrative Officer. He has held this role since September 2018. Prior to joining Discover, Mr. Eichfeld was an independent advisor from 2017 to 2018 and held various positions at McKinsey & Company, a global management consulting firm, from 1995 to 2017, where he was elected a senior partner in 2009. Mr. Eichfeld holds a Bachelor’s degree in Government from Oberlin College, as well as a Master’s degree in Middle Eastern studies and an M.B.A. in Marketing, both from the University of Chicago.
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
Keith E. Toney is our Executive Vice President, Data and Analytics. He has held this role since October 2020 and previously served as Senior Vice President, Chief Data Officer beginning in December 2019. From 2017 to 2019, Mr. Toney held leadership positions with The Hartford Financial Services Group, an investment and insurance company, where he last served as Senior Vice President – Product, Data Science, and Analytics. Mr. Toney, who also served as Chief Data Scientist at healthcare services firm Connexion Point from 2015 to 2017, has more than 20 years of information technology experience in financial services and analytics. Mr. Toney holds a Bachelor’s degree and a Master’s degree in Mathematics from Ohio State University.
Wanjiku J. Walcott is our Executive Vice President, Chief Legal Officer and General Counsel. She has held this role since July 2019. Prior to joining Discover, Ms. Walcott served as Senior Vice President and General Counsel at PayPal, a digital payments company, where she led the company’s global legal organization. From 2002 to 2015, she held multiple leadership roles at American Express, where she last served as Senior Vice President, Managing Counsel. Ms. Walcott holds a Bachelor’s degree in Philosophy from Howard University and a Juris Doctor from the Howard University School of Law.

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
Summary
The following is a summary of the most important risks that could materially adversely affect our business, financial condition, cash flows and/or results of operations, and should be read together with the more detailed description of risks that follow:
•The COVID-19 Pandemic: The pandemic has reshaped the economy and consumer behavior at a previously unimaginable pace and has brought with it or magnified a host of widespread and systemic risks that have and could continue to have a material adverse effect on our business.
•Economic and Regulatory: As a consumer financial services and payment services company, we are subject to risks stemming from new laws and regulations and an uncertain economic environment.
•Strategic: We must successfully compete against firms that are larger than us and have more resources than us as well as firms that are smaller and potentially disruptive to our industry as we manage the unique risks associated with each of our product offerings.
•Credit, Market and Liquidity: We must effectively manage our desire to grow our loan portfolio against the risk that those loans will not be repaid, while ensuring that we manage the underlying cost of the funds we use to make those loans and sources of funding we rely on to fund those loans.
•Operational and Other Risks: We must remain operationally effective and manage operational and reputational risks such as fraud and cybersecurity, while continuing to monitor and effectively respond to an external environment that may negatively impact the utilization or desirability of our products and services.
The COVID-19 Pandemic
The COVID-19 pandemic has and is expected to continue to have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has had an unprecedented impact on a global scale. As a result of the COVID-19 pandemic and the measures implemented to contain the pandemic, economic activity has declined both on a national and global level and unemployment has risen at a record pace and remains at historically high levels. The depth and duration of this economic contraction is unknown and currently unpredictable. Federal and state governments and agencies have put in place programs to mitigate and respond to the impact of the pandemic. It is unclear whether the measures employed to date are exhaustive, or whether federal and state governments and agencies may take additional action that could impact our business.
The impact of the COVID-19 pandemic and the resulting economic contraction has adversely impacted and is expected to continue to adversely impact our businesses, results of operations and financial condition. As consumers grow increasingly uncertain about the economy, lose their jobs or are unable to find work due to the COVID-19 pandemic or the implementation of measures to slow the spread of COVID-19, they may become increasingly unable or unwilling to repay their loans on time and may be less inclined to borrow or spend. In addition, consumers may be more inclined to reduce their debts and repay their loans at a greater rate than they would have previously. The duration of the pandemic and the measures to contain it and the long-term negative economic impact and increased unemployment could lead to increased customer delinquencies and charge-offs, which would cause an increase to our allowance for credit losses and would adversely affect our profitability. We had put various programs in place to assist affected borrowers during the initial onset of the pandemic. The programs generally provided borrowers with flexibility to make monthly payments, including allowing customers to skip (i.e., defer) payments without penalty, or in certain cases, accrual of interest. The ultimate effect of these programs as well as federal stimulus programs on our credit losses will not be known for some time. The impact on the United States economy and the consumer credit environment may continue after the COVID-19 pandemic has subsided; the pace of recovery is uncertain and unpredictable and dependent on a number of complex and interconnected factors. The speed at which vaccinations are rolled out coupled with the resurgence of COVID-19 in areas where the pandemic previously appeared to have subsided or been contained only adds to the uncertainty and unpredictability of the pace of recovery. Additionally, in connection with the economic contraction due to the COVID-19 pandemic, we have decreased our marketing activities, which may adversely impact our ability to attract new customers and grow market share.
Given the nature of the crisis, our financial and economic models may be unable to accurately predict and respond to the impact of the economic contraction or lasting changes to consumer behaviors, which may limit our ability to manage credit risk and avoid higher charge-off rates. Additionally, due to the nature and novelty of the crisis, our credit and economic models may not be able to adequately predict or forecast credit losses, sales, receivables or other financial metrics during and after the crisis, which could result in our reserves being too large or insufficient. For more information see the risk factor entitled "— Our risk management framework and models for managing risks may not be effective in mitigating our risk of loss.”
Measures to contain the pandemic that close businesses and/or require their employees work from home and discourage or otherwise prohibit people generally from leaving their homes have had a material adverse effect on our sales volume, credit card loan growth, interchange revenue and network-to-network volume and may continue to do so even after such measures have been lifted. The economic contraction and associated slowdown in travel and transaction volume may have a material adverse impact on the financial condition of some of our Diners Club franchises. In the past, we have extended financial support to franchises experiencing financial stress.
Beginning March 13, 2020, we have transitioned nearly all of our employees and non-employee contractors to working from home. Previously, only a small portion of employees and non-employee contractors worked primarily from a location other than one of our offices. We have re-opened some of our physical locations with appropriate health safety measures and capacity limitations, including our corporate headquarters. However, we have informed employees that they may continue to work from home and will not be required to return to our physical locations until June 2021, at the earliest. As we continue to adapt to this new way of working, we may become less effective and as a result our ability to design and implement new products, services or features may be adversely impacted. Additionally, in the event that a significant portion of our call center agents become ill due to COVID-19 or are otherwise unable to work effectively, our ability to meet our internal measures for customer service may be adversely affected. The pandemic has required us and our third-party vendors to activate certain business continuity programs and make ongoing adjustments to operations. To the extent that these plans and back-up servicing and other strategies and adjustments are either not available, insufficient or cannot be implemented in whole or in part, we may be exposed to legal, regulatory, reputational, operational, information security or financial risk. For example, if we are unable to send our customers certain required statements or disclosures due to disruptions in staffing and personnel or our back-up servicing plans, we may be exposed to legal and regulatory risk. Finally, while nearly all of our employees are working from home, we are increasingly reliant on a handful of vendors, including those we have no direct relationship with such as our employees' internet service providers, to maintain reliable high speed access to our internal network. Failure by such third-party providers would impact our operations. Efforts by us, our vendors and their vendors to continue to adapt operations to this new environment may introduce additional vulnerabilities to our operations and information security programs and systems in ways we have not previously contemplated or otherwise prepared for.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak and the economic recovery following the containment of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects have had and are expected to continue to have a material impact on our results of operations and heighten many of our known risks described in the risk factors disclosed below.
Current Economic and Regulatory Environment
Economic conditions could have a material adverse effect on our business, results of operations and financial condition.
As a provider of consumer financial services, our business, results of operations and financial condition are subject to the United States and global economic environment. As the overall economic environment in the United States experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans. Accordingly, the level of our nonperforming loans, charge-offs and delinquencies could rise and require additional provision for credit losses. A customer’s ability and willingness to repay us can be impacted by not only economic conditions but also a customer’s other payment obligations.
Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $9.0 billion for the year ended December 31, 2020, which was 81% of net revenues (defined as net interest income plus other income), compared to $9.7 billion for the year ended December 31, 2019, which was 85% of net revenues. Economic conditions combined with a competitive marketplace could slow loan growth, resulting in reduced revenue growth from our core digital banking business.
Financial regulatory developments have and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition.
The final rules implementing the tailoring requirements of 2018’s Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) became effective on December 31, 2019. Under the final rules, Discover is considered a Category IV institution and therefore subject to the least stringent category of enhanced prudential standards for domestic bank holding companies with at least $100 billion in total assets. However, many of the core components of these regulations remain in place. Beginning in 2020, Discover was subject to slightly more tailored requirements for capital stress testing, liquidity risk management and resolution planning.
Meanwhile, the majority of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) were unchanged by the EGRRCPA and remain law, including provisions governing the practices and oversight of institutions engaged in financial services activities. Due to the leadership changes resulting from the 2020 election, further legislative changes and regulatory impacts are uncertain. The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including (i) the legislative priorities of the United States Congress, (ii) priorities and actions of the Federal Reserve, FDIC and CFPB, (iii) implications resulting from our competitors and other marketplace participants and (iv) changing consumer behavior.
Regulatory and legislative developments, findings and actions have and could continue to negatively impact our business strategies or require us to: limit, exit or influence our business practices and product offerings, restructure our products in unanticipated ways, invest more management time and resources in compliance efforts, limit the fees we charge for services, impact the value of our assets, or limit our ability to pursue certain innovations and business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “Business — Supervision and Regulation — Acquisitions and Investments.” Furthermore, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover. It is possible that any new regulatory measures or legislation may disproportionately affect Discover due to our size, structure or product offerings, among other things.
Compliance expectations and expenditures have steadily and significantly increased for Discover and other financial services firms, and are expected to continue to increase as regulators escalate their focus on controls and operational processes. We may face additional compliance and regulatory risks if we introduce new products and services or enter into new business arrangements with third-party service providers, alternative payment providers, or other industry participants. Ongoing or additional regulatory requirements may generate additional expenses or require significant time and resources to ensure compliance.
For more information regarding the regulatory environment and developments potentially impacting Discover, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.”
Strategic Business Risk
We face competition in the credit card market from other consumer financial services providers and we may not be able to compete effectively, which could result in fewer customers, lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including non-traditional providers of financing and payment services such as financial technology firms, on the basis of a number of factors, including brand, reputation, customer service, product offerings, incentives, pricing, e-wallet participation and other terms. Competition in credit cards is also based on merchant acceptance and the value provided to the customer by rewards programs and other innovations. Many credit card issuers have instituted rewards programs that are similar to ours, and, in some cases, could be viewed as more attractive to customers than our programs. These competitive factors affect our ability to attract and retain customers, increase usage of our products and maximize the revenue generated by our products. In addition, because most domestically-issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. The competitive marketplace could result in slower loan growth, resulting in reduced revenue growth from our core digital banking business. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors’ actions, our financial condition, cash flows and results of operations could be materially adversely affected.
We incur considerable cost in competing with other consumer financial services providers and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results.
We incur considerable cost in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of this cost relates to marketing expenditures and rewards programs. Since 2013 our rewards rate, which represents rewards cost divided by Discover Card sales volume, has increased from less than 1% to 1.35% in 2020. We expect the competitive intensity in the rewards space to continue, which could result in a continued increase in the rewards rate. Our consumer financial services products compete primarily on the basis of pricing, terms and service. Because of the highly competitive nature of the credit card-issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card.
Competition is intense in the credit card industry and customers may frequently switch credit cards or transfer their balances to another card. We expect to continue to invest in initiatives to remain competitive in the consumer financial services industry, including the launch of new cards and features, brand awareness initiatives, targeted marketing, online and mobile enhancements, e-wallet participation, customer service improvements, credit risk management and operations enhancements and infrastructure efficiencies. There can be no assurance that any of the cost we incur or incentives we offer to attempt to acquire and maintain accounts and increase usage of our products will be effective. In addition, to the extent that we offer new products, features or services to remain competitive, we may be subject to increased operational or other risks.
Furthermore, many of our competitors are larger than we are, have greater financial resources than we do, have more breadth in banking products, have lower funding costs than we have and expect to have and have assets, such as branch locations and co-brand relationships, that may be appealing to certain customers. For example, larger credit card issuers, which have greater resources than we do, may be better positioned to fund appealing rewards, marketing and advertising programs. We may be at a competitive disadvantage as a result of the greater financial resources, diversification and scale of many of our competitors.
Our costs directly affect our earnings results. Many factors can influence the amount of our costs, as well as how quickly it may increase. Our ongoing investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses and establish scalable operations, increase our costs. In addition, as our business develops, changes or expands, additional costs can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the acquisition of new businesses. If we are unable to successfully manage our costs, our financial results will be negatively affected.
We face competition from other operators of payment networks and alternative payment providers and we may not be able to compete effectively, which could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our networks by third parties and materially reduced earnings from our payment services business.
We face substantial and increasingly intense competition in the payments industry, both from traditional players and new, emerging alternative payment providers. For example, we compete with other payment networks to attract network partners to issue credit and debit cards and other card products on the Discover, PULSE and Diners Club networks, collectively the Discover Global Network. Competition with other operators of payment networks is generally based on issuer fees, fees paid to networks (including switch fees), merchant acceptance, network size and functionality, technological capabilities and other economic terms. Competition is also based on customer perception of service quality, brand image, reputation and market share. Further, we are facing increased competition from alternative payment providers, who may create innovative network or other arrangements with our primary competitors, large merchants or other industry participants, which could adversely impact our costs, transaction volume and ability to grow our business.
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
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Global Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract and retain network partners who may seek out more cost-effective alternatives from both traditional and non-traditional payment services providers, which may limit our ability to maintain or grow revenues from our proprietary network. In addition, competitors’ settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. Competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies have adversely affected and are expected to continue to adversely affect our PULSE network’s business practices, network transaction volume, revenue and prospects for future growth and entry into new product markets. Visa has entered into arrangements with some merchants and acquirers that have, and are expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act’s network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s business practices and may materially adversely affect its network transaction volume and revenue. PULSE has a pending lawsuit against Visa with respect to these competitive concerns. PULSE’s transaction processing revenue was $195 million and $197 million for the years ended December 31, 2020 and 2019, respectively.
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
Our international network business depends upon the cooperation, support and continuous operation of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network. As is the case for other card payment networks, our Diners Club network does not issue cards or determine the terms and conditions of cards issued by the network licensees. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected due to the potential deterioration in customer relationships and related demand that could result. If one or more licensees were to experience a significant impairment of their business or were to cease doing business for economic, regulatory or other reasons, we would face the adverse effects of business interruption in a particular market, including loss of volume, acceptance and revenue and exposure to potential reputational risk. If such conditions arise in the future, we may deploy resources and incur expenses in order to sustain network acceptance. Additionally, interruption of network licensee relationships could have an adverse effect on the acceptance of Discover cards when they are used on the Diners Club network outside of North America.
Also, as we have a non-amortizable intangible asset that resulted from the purchase of Diners Club, if we are unable to maintain or increase revenues due to the reasons described above, we may be exposed to an impairment loss on the Diners Club acquisition that, when recognized, could have a material adverse impact on our results of operations. For example, we determined that the trade names and international transaction processing rights were impaired in the second quarter of 2020 and recognized a charge in other expense on the consolidated statements of income of $36 million and $23 million, respectively. The long-term success of our international network business depends upon achieving meaningful global card acceptance, which has included and may continue to include higher overall costs or longer timeframes than anticipated.
The success of our student loan strategy depends upon our ability to manage the risks of our student loan portfolio and the student lending environment. If we fail to do so, we may be unable to sustain and grow our student loan portfolio.
The long-term success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations, including the transition away from London Interbank Offered Rate (“LIBOR”), and expenses of our student loan portfolio, as well as grow student loan originations. Our student loan strategy is also impacted by external factors such as the overall economic environment, a competitive marketplace and a challenging regulatory environment for private student loans and student loans generally. For more information on the regulatory environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” and Note 19: Litigation and Regulatory Matters to our consolidated financial statements. There are several challenges to managing and growing our private student loan business in the future, including (i) economic weakness, (ii) changes from legislation, government and regulatory focus on higher education costs, student lending and student loan servicing; and (iii) competitive factors, such as competition from non-traditional lenders including financial technology firms. An example of these challenges is recent legislative focus on forgiveness of federal student loan debt and tuition-free public colleges and universities. These challenges may require us to restructure our private student loan products in ways that we may not currently anticipate. In addition, changes that adversely affect the private student loan market generally may negatively impact the profitability and growth of our student loan portfolio.
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

To the extent we pay the purchase price of any strategic acquisition or investment in cash, it may have an adverse effect on our financial condition. Similarly, if the purchase price is paid with our stock, it may be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction. The repayment or settlement of those liabilities may have an adverse effect on our financial condition.
We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management’s time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Additionally, any acquisition or investment may expose us to increased information security risk as we integrate new systems that we may not be as familiar with or bring them in line with the requirements of our information security and business continuity programs. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs. As a result, our business, reputation and financial condition may be harmed.
Credit, Market and Liquidity Risk
Our business depends on our ability to manage our credit risk and failing to manage this risk successfully may result in high delinquency and charge-off rates, which would materially adversely affect our business, profitability and financial condition.
We seek to grow our loan receivables while maintaining quality credit performance. As a lender, we are exposed to the risk that our borrowers will be unable or unwilling to repay the principal of, or interest on, loans in accordance with their terms. Our success depends on our ability to manage our credit risk while attracting new customers with profitable usage patterns. We select our customers, manage their accounts and establish terms and credit limits using externally developed and proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging customers to use their available credit. The models and approaches we use may not accurately predict future charge-offs due to, among other things, inaccurate assumptions. While we continually seek to improve our assumptions and models, we may make modifications that unintentionally cause them to be less predictive or we may incorrectly interpret the data produced by these models in setting our credit policies.
Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by economic conditions that may be difficult to predict. At December 31, 2020 and 2019, $1.0 billion, or 1.08%, and $1.3 billion, or 1.32%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). As the overall economic climate in the United States experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans. Accordingly, the level of our nonperforming loans, charge-offs and delinquencies could rise and require additional provision for credit losses. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels, or that our allowance for credit losses will be sufficient to cover actual losses.
A customer’s ability and willingness to repay us can be impacted by changes in their employment status, increases in their payment obligations to other lenders and by restricted availability of credit to consumers generally. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. In addition, we may fail to quickly identify customers who are likely to default on their payment obligations and reduce our exposure by closing credit lines and restricting authorizations, which could adversely impact our financial condition and results of operations. Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, as well as inadequate collections staffing, resources, techniques and models.
A customer’s ability and willingness to repay private student loans, personal loans and home loans may be impacted by other debts or increases in their payment obligations to other lenders. Additionally, a customer’s ability to repay private student loans, personal loans and home loans may be significantly impaired by the unavailability of consumer credit generally. There can be no assurance that we will be able to grow these products in accordance with our strategies, manage our credit and other risks associated with these products, or generate sufficient revenue to cover our expenses in these markets. Our failure to manage our credit and other risks may materially adversely affect our profitability and our ability to grow these products, limiting our ability to further diversify our business.
Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially adversely impact our business, results of operations and overall financial condition.
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could limit financial flexibility and result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $24.4 billion as of December 31, 2020, compared to $16.6 billion as of December 31, 2019. Our total contingent liquidity sources amounted to $63.3 billion as of December 31, 2020, compared to $56.3 billion as of December 31, 2019. As of December 31, 2020, our total contingent liquidity sources consisted of $24.4 billion in our liquidity portfolio, $32.9 billion in incremental Federal Reserve discount window capacity and $6.0 billion of undrawn capacity in private securitizations.
In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the volatility experienced in the capital and credit markets during the COVID-19 pandemic, may limit our ability to repay or replace maturing liabilities in a timely manner. As such, we may be forced to delay the acquisition of additional funding or be forced to issue or raise funding at undesirable terms and/or costs, which could decrease profitability and significantly reduce financial flexibility. Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.
There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. Likewise, adverse developments with respect to financial institutions and other third parties with whom we maintain important financial relationships could negatively impact our funding and liquidity. If we are unable to continue to fund our assets through deposits or access capital markets on favorable terms, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our liquidity, results of operations and financial condition may be materially adversely affected.
An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.
A major source of our funds is customer deposits, primarily in the form of savings accounts, certificate of deposits, money market accounts and checking accounts. We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $63.5 billion in deposits acquired directly or through affinity relationships and $13.4 billion in deposits originated through securities brokerage firms as of December 31, 2020, compared to $54.4 billion and $18.3 billion, respectively, as of December 31, 2019. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be, significantly affected by general economic conditions. Competition from other financial services firms that use deposit funding, the rates and services we offer on our deposit products and our ability to maintain a high-quality customer experience may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by various factors, including factors beyond our control, such as perceptions about our reputation, brand, financial strength; quality of deposit servicing or branchless banking generally, which could reduce the number of consumers choosing to place deposits with us; third parties continuing or entering into affinity relationships or marketing arrangements with us; disruptions in technology services or the internet, generally; or third-party securities brokerage firms continuing to offer our deposit products. Furthermore, while there are limitations on withdrawal frequency on certain deposit accounts, customers may withdraw deposits to ensure that their deposits are fully insured or make investments that have a higher yield. If our customers withdraw their deposits, our funding costs may increase, which may reduce our net interest income and net income.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiary. In certain circumstances, the FDIA prohibits insured banks, such as our subsidiary Discover Bank, from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 17: Capital Adequacy to our consolidated financial statements for more information. While Discover Bank met the FDIC’s definition of “well-capitalized” as of December 31, 2020 and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our credit card receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables, which involves the transfer of credit card receivables to a trust, the transfer of the beneficial interest in those credit card receivables to a second trust through a special purpose entity and the issuance by the second trust of notes to third-party investors collateralized by the beneficial interest in the transferred credit card receivables, as a significant source of funding as well as for contingent liquidity. Our average level of credit card securitized borrowings from third parties was $12.2 billion and $14.4 billion for the years ended December 31, 2020 and 2019, respectively. There can be no assurance that we will be able to complete additional credit card securitization transactions if the credit card securitization market experiences significant and prolonged disruption or volatility.
Our ability to raise funding through the securitization market also depends, in part, on the credit ratings of the securities we issue from our securitization trusts. If we are not able to satisfy rating agency requirements to confirm the ratings of asset-backed securities issued by our trusts at the time of a new issuance of securities, it could limit our ability to access the securitization markets. Additional factors affecting the extent to which we may securitize our credit card receivables in the future include the overall credit quality of our credit card receivables, the costs of securitizing our credit card receivables, the demand for credit card asset-backed securities and the legal, regulatory, accounting or tax rules affecting securitization transactions and asset-backed securities, generally.
A prolonged inability to securitize our credit card receivables, or an increase in the costs of such issuances that would make such activities economically infeasible, may require us to seek alternative funding sources, which may be less efficient and more expensive than raising capital via securitization transactions and may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
The occurrence of events that result in the early amortization of our existing credit card securitization transactions or an inability to delay the accumulation of principal collections for our existing credit card securitization transactions would materially adversely affect our liquidity.
Our liquidity and cost of funds would be materially adversely affected by the occurrence of events that could result in the early amortization of our existing credit card securitization transactions. Our credit card securitization transactions are structured as “revolving transactions” that do not distribute to securitization investors their share of monthly principal payments received on the underlying receivables during the revolving period and instead use those principal payments to fund the purchase of new credit card receivables. The occurrence of an “early amortization event” may result in termination of the revolving periods of one or more of our securitization transactions, which would require us to repay the affected outstanding securitized borrowings out of principal collections without regard to the original payment schedule. Early amortization events include, for example, insufficient cash flows in the securitized pool of credit card receivables to meet contractual requirements (i.e., excess spread less than zero) and certain breaches of representations, warranties or covenants in the agreements relating to the securitization transactions. For more information on excess spread, see Note 5: Credit Card and Student Loan Securitization Activities to our consolidated financial statements. An early amortization event would negatively impact our liquidity and require us to rely on alternative funding sources, which may or may not be available at the time or may be less efficient and more expensive. An early amortization event also could impact our ability to access the undrawn secured credit facilities that we maintain for contingent liquidity purposes. Additionally, the occurrence of an early amortization event with respect to any of our securitization transactions may adversely impact investor demand for notes issued in our future credit card securitization transactions.
Our credit card securitization structure includes a requirement that we accumulate principal collections into a restricted account in the amount of scheduled maturities on a pro rata basis over the 12 months prior to a security’s maturity date. We have the option under our credit card securitization documents to shorten this accumulation period, subject to the satisfaction of certain conditions. Historically, we have exercised this option to shorten the accumulation period to one month prior to maturity. If we were to determine that the payment rate on the underlying credit card receivables would not support a one-month accumulation period, we would need to begin accumulating principal cash flows earlier than we have historically. A lengthening of the accumulation period would negatively impact our liquidity, requiring management to implement mitigating measures. During periods of significant maturity levels, absent management actions, the lengthening of the accumulation period could materially adversely affect our financial condition.
A downgrade in the credit ratings of our or our subsidiaries’ securities could have a materially adversely effect on our liquidity, results of operations and financial condition.
We, along with Discover Bank, are regularly evaluated by the ratings agencies. Their ratings for our long-term debt and other securities, including asset-backed securities issued by our securitization trusts, are based on a number of factors that may change from time to time, including our financial strength as well as factors that may not be within our control. Factors that affect our unsecured credit ratings include, but are not limited to, the macroeconomic environment in which we operate and the credit ratings of the United States government, the credit quality and performance of our assets, the amount and quality of our capital, the level and stability of our earnings and the structure and amount of our liquidity. In addition to these factors, the ratings of our asset-backed securities are also based on the quality of the underlying receivables and the credit enhancement structure of the trusts. Downgrades in our ratings, those of Discover Bank or our trusts could occur at any time and without notice by any of the rating agencies, which could, among other things, materially adversely affect our cost of funds, access to capital and funding and overall financial condition. There can be no assurance that we will be able to maintain our current credit ratings or that our credit ratings will not be lowered or withdrawn.
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
Changes in interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. The current near-zero levels of short-term benchmark rates may persist for a while as the Federal Reserve is taking an accommodative stance to its monetary policy. However, improvement in economic conditions and resurgence of inflation may prompt the Federal Reserve to tighten monetary policy, resulting in higher interest rates and increased cost of borrowing for consumers, businesses and governments. Higher interest rates could negatively impact Discover’s customers as total debt service payments would increase, impede Discover’s ability to grow its consumer lending businesses and increase the cost of our funding, which would put Discover at a disadvantage as compared to some of our competitors that have less expensive funding sources.
Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest and we are not able to increase the rate on those loans to offset any higher cost of funds, which could materially reduce earnings. At the same time, our variable-rate loan receivables, most of which are based on the prime rate, may not change at the same rate as our floating-rate borrowings (which are indexed to LIBOR) or may be subject to a cap, subjecting us to interest-rate risk. If the one-month LIBOR rate were to increase without a corresponding increase in the prime rate, our earnings would be negatively impacted. In addition, we utilize deposits as a significant source of funds. While the majority of our existing certificates of deposit bear interest at fixed rates that do not fluctuate with market benchmarks, we may use derivative instruments to hedge the fixed rates associated with some of these certificates of deposit. However, the costs of new deposits fluctuate with interest rates. Moreover, although certificates of deposit we issue directly to consumers are subject to early withdrawal penalties, these penalties may not fully mitigate early withdrawal behavior in a rising interest rate environment.
On July 27, 2017, the UK Financial Conduct Authority (“FCA”) announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain LIBOR after 2021. On November 30, 2020, the Intercontinental Exchange’s Benchmark Administration (“IBA”) announced consultation on the possible extension of the publication of USD LIBOR for key tenors through June 30, 2023, to allow certain legacy LIBOR-indexed contracts to mature without disruption. While this decision was supported by the FCA, United Kingdom and United States regulators remain committed to transitioning off of LIBOR as soon as possible, as they noted in statements following the IBA announcement. In order to support a smooth transition away from LIBOR, the Federal Reserve and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”), a group of private-market participants tasked with ensuring a successful transition from USD LIBOR to a more robust reference rate. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as the alternative reference rate for USD LIBOR. Additionally, the ARRC has established several priorities and milestones in 2020 to support the use of SOFR; develop contractual fallback language for capital markets and consumer products; provide clarity on legal, tax, accounting and regulatory matters; and promote broad outreach and education efforts around the LIBOR transition.
We have and continue to offer floating-rate private student loans that are based on LIBOR. These loans comprise approximately 42% of our student loan portfolio, or approximately 5% of our overall loan portfolio. To mitigate LIBOR-transition risks, we are incorporating the ARRC recommended fallback language for new private student loan originations and capital market debt issuances.
Our floating-rate borrowings are indexed to LIBOR and limited to asset-backed securities issued by our securitization trusts. While uncertainty persists with respect to floating-rate debt instruments based on LIBOR that do not contain provisions that contemplate the cessation of LIBOR, the ARRC and industry participants are pursuing potential legislative relief for legacy contracts that may be otherwise difficult to amend. FCA and United States regulators have reinforced the need to cease entering into new LIBOR contracts as soon as practicable and in any event by December 31, 2021. The transition process is still ongoing and there can be no assurance that significant challenges related to fallback solutions, operational implementation or other factors will not arise.
Interest rates may also adversely impact our delinquency and charge-off rates. Many consumer lending products bear interest rates that fluctuate with certain base lending rates published in the market, such as the prime rate and LIBOR. As a result, higher interest rates often lead to higher payment requirements by consumers under obligations to us and other lenders, which may reduce their ability to remain current on their obligations to us and thereby lead to loan delinquencies and additions to our credit loss provision, which could materially adversely affect our earnings.
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
Our risk management framework seeks to identify and mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, manage, monitor and report the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, compliance and legal risk and strategic risk. We seek to monitor and control our risk exposure through a framework of policies, procedures, limits and reporting requirements.

Management of our risks in some cases depends upon the use of analytical and/or forecasting models. We use a variety of models to manage and inform decision-making with respect to customers and for the measurement of risk including credit, market and operational risks and for our finance and treasury functions. Models used by Discover can vary in their complexity and are designed to identify, measure and mitigate risks at various levels such as loan-level, portfolio segments, entire portfolios and products. These models use a set of computational rules to generate numerical estimates of uncertain values to be used for assessment of price, financial forecasts and estimates of credit, interest rate, market and operational risk. These models and the quality of their outputs are dependent on the quality of the data loaded into the models. To the extent that the integrity of that data is compromised, the models and the resulting estimates may be inadequate. All models carry some level of uncertainty that introduces risks in the estimates.
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
If the security of our systems, or those of third parties, containing information about us, our customers or third parties with which we do business is compromised, our business could be disrupted and we may be subject to significant financial exposure, liability and damage to our reputation.
Our digital banking and network operations rely heavily on the secure processing, storage and transmission of confidential or sensitive information about us, our customers and third parties with which we do business. Information security risks for financial institutions have increased and continue to increase in part because of the proliferation of new technologies, the use of the internet and cloud, mobile and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, activists, hackers, terrorist organizations, nation state actors and other external parties. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems (including third parties) to disclose confidential or sensitive information in order to gain access to our data or that of our customers.
Our technologies, systems, networks and software, those of other financial institutions and other firms (such as hardware vendors, cloud providers and others), have been, and are likely to continue to be, the target of increasingly frequent cyber-attacks, malicious code, ransomware, denial of service attacks, phishing and other social engineering, other remote access attacks and physical attacks that could result in unauthorized access, misuse, loss, unavailability or destruction of data (including confidential customer information), account takeovers, identity theft and fraud, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from technological failure or otherwise. Further, the risk of these types of threats may be increased to the extent employees work from home as part of our response to the COVID-19 pandemic.
Despite our efforts to ensure the integrity of our systems through our information security and business continuity programs, we may not be able to anticipate or to implement effective preventive measures against all known and unknown security threats, attacks or breaches or events of these types, especially because the techniques used change frequently and are becoming increasingly more sophisticated or are not recognized until launched or vulnerabilities in software or hardware are unknown or are unable to be entirely addressed even after becoming known, and because:
•Security attacks can originate from a wide variety of sources and geographic locations and may be undetected for a period of time.
•We rely on many third-party service providers and network participants, including merchants, and, as such, a security breach or cyber-attack affecting one of these third parties could impact us. For example, the financial services industry continues to see attacks against the environments where personal and identifiable information is handled. For additional information see the risk factor “— We rely on third parties to deliver services. If we face difficulties managing our relationships with third-party service providers, our revenue or results of operations could be materially adversely affected.”
•Our customers may use computers and mobile devices that are beyond our security control systems to access our products and services.
We are subject to increasing risk related to information and data security as we increase acceptance of the Discover card internationally, expand our suite of online digital banking products, enhance our mobile payment technologies, acquire new or outsource some of our business operations, expand our internal usage of web-based products and applications, and otherwise attempt to keep pace with rapid technological changes in the financial services industry. Our efforts to mitigate this risk increase our expenses. While we continue to invest in our information security defenses (including cybersecurity defenses), if our security systems or those of third parties are penetrated or circumvented such that the confidentiality, integrity or availability of information about us, our customers, transactions processed on our networks or on third-party networks on our behalf or third parties with which we do business is compromised, we could be subject to significant liability that may not be covered by insurance, including significant legal and financial exposure, actions by our regulators, damage to our reputation, or a loss of confidence in the security of our systems, products and services that could materially adversely affect our business.
Cyber-attacks that are successful, or are perceived to be successful, in compromising the data or disrupting the services of other peer financial institutions, whether or not we are impacted, could lead to a general loss of customer confidence, which could negatively impact market perception of our products and services. Media reports of attempted cyber-attacks, service disruptions or vulnerabilities in our information systems or security procedures or those of any of the third-party service providers we engage, could cause significant legal and financial exposure, lead to regulatory and legislative intervention and cause an overall negative effect in our business. For additional information on risks in this area, see the risk factors below regarding fraudulent activity, the introduction of new products and services, the use of third parties for outsourcing, technology generally, and laws and regulations addressing consumer privacy and data use and security.
If we cannot remain organizationally effective, we will be unable to address the opportunities and challenges presented by our strategy and the increasingly dynamic and competitive economic and regulatory environment.
To remain organizationally effective, we must effectively empower, integrate and deploy our management and operational resources and incorporate global and local business, regulatory and consumer perspectives into our decisions and processes. In order to execute on our objective to be the leading consumer bank and payments partner, we must develop and implement innovative and efficient technology solutions and marketing initiatives while effectively managing legal, regulatory, compliance, security, operational and other risks as well as expenses. Examples include the implementation of a broader rollout of our checking product and a structure for a more competitive global network business. If we fail to develop and implement these solutions, we may be unable to expand quickly and the results of our expansion may be unsatisfactory. In addition, if we are unable to make decisions quickly, assess our opportunities and risks, execute our strategy and implement new governance, managerial and organizational processes as needed in this increasingly dynamic and competitive economic and regulatory environment, our financial condition, results of operations, relationships with our business partners, banking regulators, customers and shareholders, and ultimately our prospects for achieving our long-term strategies, may be negatively impacted.
We may be unable to increase or sustain Discover credit card usage, which could impair growth in, or lead to diminishing, average balances and total revenue.
A key element of our business strategy is to increase the usage of the Discover credit card by our customers, including making it their primary credit card, and thereby increase our revenue from transaction and service fees and interest income. However, our customers’ use and payment patterns may change because of social, legal and economic factors, and customers may decide to use debit cards or other payment products instead of credit cards, not increase credit card usage, or pay their balances within the grace period to avoid finance charges. We face challenges from competing card products in our attempts to increase credit card usage by our existing customers. Our ability to increase credit card usage also is dependent on customer satisfaction, which may be adversely affected by factors outside of our control, including competitors’ actions and legislative/regulatory changes. Existing legal and regulatory restrictions limit pricing changes that may impact an account throughout its lifecycle, which may reduce our capability to offer lower price promotions to drive account usage and customer engagement. As part of our strategy to increase usage, we have been increasing the number of merchants who accept credit cards issued on the Discover Network. If we are unable to continue increasing merchant acceptance or fail to improve awareness of existing merchant acceptance of our credit cards, our ability to grow usage of Discover credit cards may be hampered. As a result of these factors, we may be unable to increase or sustain credit card usage, which could impair growth in or lead to diminishing average balances and total revenue.

Our transaction volume is concentrated among large merchants and a reduction in the number of large merchants that accept cards on the Discover Network or PULSE network or the rates they pay could materially adversely affect our business, financial condition, results of operations and cash flows.
Discover card net transaction dollar volume was concentrated among our top 100 merchants in 2020, with our largest merchant accounting for approximately 6% of that net transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2020, with our largest merchant accounting for approximately 19% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand and could cause customer attrition. In addition, some of our merchants, primarily our remaining small- and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
Actual or perceived limitations on acceptance of credit cards issued on the Discover Network or debit cards issued on the PULSE network could adversely affect the use of Discover cards by existing customers and the attractiveness of Discover cards to prospective customers. Also, we may have difficulty attracting and retaining network partners if we are unable to add or retain acquirers or merchants who accept cards issued on the Discover or PULSE networks. As a result of these factors, a reduction in the number of our merchants or the rates they pay could materially adversely affect our business, financial condition, results of operations and cash flows.
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
Natural disasters or other catastrophic events, including terrorist attacks and pandemics, may have a negative effect on our business and infrastructure, including our information technology systems. Our Diners Club network, concentrated primarily on serving the global travel industry, could be adversely affected by a number of factors including international conditions, travel restrictions, pandemics or negative perceptions about the safety of travel that may result in an indefinite decline in consumer or business travel activity. Armed conflict, public health emergencies, natural disasters, political instability or terrorism may have a significant and prolonged negative effect on travel activity and related revenue. The COVID-19 pandemic has adversely affected, among other things, our Diners Club network, travel activity and related revenue. Although a regionalized event or condition may primarily affect one of our network participants, it may also affect our overall network and card activity and our resulting revenue. Overall network and card transaction activity may decline as a result of concerns about safety or disease or may be limited because of economic conditions that result in spending on travel to decline. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition or results of operations.

Fraudulent activity associated with our products or our networks could cause our brands to suffer reputational damage, the use of our products to decrease and our fraud losses to be materially adversely affected.
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to increase for the financial services industry in general. Credit and debit card fraud, identity theft and electronic-transaction related crimes are prevalent and perpetrators are growing ever more sophisticated. While we have policies and procedures designed to address such risk, there can be no assurance that losses will not occur. Our resources, customer authentication methods and fraud prevention tools may be insufficient to accurately predict, prevent or detect fraud. We incurred fraud losses and other charges of $96 million during each of the years ended December 31, 2020 and 2019.
Our risk of fraud continues to increase as third parties that handle confidential consumer information suffer security breaches, acceptance of the Discover card grows internationally and we expand our digital banking business and introduce new products and features. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. Furthermore, high-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our deposit accounts, cards and networks and thereby have a material adverse effect on our business. Further, fraudulent activity may result in lower license fee revenue from our Diners Club licensees.
The financial services and payment services industries are rapidly evolving and we may be unsuccessful in introducing new products or services on a large scale in response to these changes.
Technological changes continue to significantly impact the financial services and payment services industries. For example, we may be unsuccessful in deploying new technologies to strengthen our credit underwriting capabilities, enhance the effectiveness of our marketing efforts, ensure acceptance with new payment technologies, enhance customer service, drive efficiencies in back-office functions or reduce fraud. The increasingly competitive mobile, e-wallet and tokenization spaces are expected to continue to bring risks and opportunities to both our digital banking and payment services businesses.
The effect of technological changes on our business is both rapid and unpredictable. We depend, in part, on third parties for the development of and access to new technologies. We expect that new services and technologies relating to the payments business will continue to appear in the market and these new services and technologies may be superior to, or render obsolete, the technologies that we currently use in our products and services. Rapidly evolving technologies and new entrants in mobile and emerging payments pose a risk to Discover both as a card issuer and to the payments business. As a result, our future success may be dependent on our ability to identify and adapt to technological changes and evolving industry standards and to provide payment solutions for our customers, merchants and financial institution customers.
The process of developing new products and services or enhancing our existing products and services is complex, costly and uncertain. Difficulties or delays in the development, production, testing and marketing of new products or services may be caused by a number of factors including, among other things, operational, capital and regulatory constraints. Additionally, the work-from-home environment caused by the COVID-19 pandemic may inhibit our ability to design and implement new products, services, or features effectively. The occurrence of such difficulties may affect the success of our products or services. Developing unsuccessful products and services could result in financial losses as well as decreased capital availability. In addition, the new products and services offered may not be adopted by consumers, merchants or financial institution customers. Also, the success of a new product or service may depend upon our ability to deliver it on a large scale, which may require a significant capital investment that we may not be in a position to make. If we are unable to successfully introduce and support new income-generating products and services while also managing our expenses, it may impact our ability to compete effectively and materially adversely affect our business and earnings.
We rely on third parties to deliver services. If we face difficulties managing our relationships with third-party service providers, our revenue or results of operations could be materially adversely affected.
We depend on third-party service providers for many aspects of the operation of our business. For example, we depend on third parties for software and systems development, the timely transmission of information across our data transportation network and for other telecommunications, processing, remittance, technology-related and other services in connection with our digital banking and payment services businesses. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels, security requirements or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a secure, consistent, timely and accurate manner, otherwise hampering our ability to serve our customers, or subjecting us to litigation and regulatory risk for poor vendor oversight. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could have a materially adverse effect on our reputation, revenues and/or our results of operations.
Beginning March 13, 2020, we transitioned nearly all of our employees and non-employee contractors to working from home. As a result, we have grown increasingly dependent on third-party service providers, including those with which we have no direct relationship, such as our employees’ internet service providers. Furthermore, a majority of our third party vendors transitioned to working from home. If these third-parties experience disruptions due to the COVID-19 pandemic or government measures taken in response to the pandemic, or terminate their agreements due to force majeure drivers related to COVID-19, our operations may be interrupted or negatively impacted.
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
Our success depends, in large part, on our ability to recruit, retain and motivate key officers and employees to manage and grow our business. Our senior management team has significant industry experience and would be difficult to replace. We believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel or it may be expensive to do so. We may be subject to restrictions under future legislation or regulation limiting executive compensation. For example, the federal banking agencies have previously issued proposed rulemaking on incentive compensation practices for certain employees at banking organizations, including executives, and may issue additional rules relating to such activities in the future. These requirements could negatively impact our ability to compete with other companies in attracting, hiring and retaining key personnel and offer incentives that motivate our key personnel to perform and may require us to extensively restructure certain of our existing incentive compensation practices. Additionally, the market for individuals with skills in fields such as technology, analytics and payments is increasingly competitive and we may not be able to attract and retain persons with the desired skill set or experience. If we are unable to recruit, retain and motivate key personnel to manage and grow our business well, our business could be materially adversely affected.
Merchant defaults may adversely affect our business, financial condition, cash flows and results of operations.
As an issuer and merchant acquirer in the United States on the Discover Network and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2020 and 2019.
Damage to our reputation could damage our business.
In recent years, financial services companies have experienced increased reputational risk as consumers protest and regulators scrutinize business and compliance practices of such companies. Maintaining a positive reputation is critical to attracting and retaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct; a breach of our or our service providers’ cybersecurity defenses; litigation or regulatory outcomes; failing to deliver minimum standards of service and quality; compliance failures; and the activities of customers, business partners and counterparties. Social media also can cause harm to our reputation. By its very nature, social media can reach a wide audience in a very short amount of time, which presents unique corporate communications challenges. Negative or otherwise undesirable publicity generated through unexpected social media coverage can damage Discover’s reputation and brand. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects. There has also been increased focus on topics related to environmental, social and corporate governance policies, and criticism of our policies in these areas could also harm our reputation and/or potentially limit our access to some forms of capital or liquidity.
We may be unsuccessful in promoting and protecting our brands or protecting our other intellectual property, or third parties may allege that we are infringing their intellectual property rights.
The Discover, PULSE and Diners Club brands have substantial economic and intangible value. Our success is dependent on our ability to promote and protect these brands and our other intellectual property. Our ability to attract and retain customers is highly dependent upon the external perception of our company and brands. Our brands are licensed for use to business partners and network participants, some of whom have contractual obligations to promote and develop our brands. For example, the Discover card brand is now being issued by certain Diners Club licensees in their local markets. If our business partners do not adhere to contractual standards, engage in improper business practices, or otherwise misappropriate, use or diminish the value of our brands or our other intellectual property, we may suffer reputational and financial damage. If we will not be able to adequately protect our brands, our proprietary information and other intellectual property, our business success may be adversely affected. In addition, third parties may allege that our marketing, processes or systems may infringe upon their intellectual property rights. Given the potential risks and uncertainties of such claims, our business could be adversely affected by having to pay significant monetary damages, technology development expenses or licensing fees, and we may have to alter our business practices or be prevented from competing effectively.
Laws, regulations and supervisory guidance and practices, or the application thereof, may adversely affect our business, financial condition and results of operations.
We must comply with an array of banking, consumer lending and payment services laws and regulations in all of the jurisdictions in which we operate as described more fully in “Business — Supervision and Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” Regulatory developments and supervisory findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “Business — Supervision and Regulation — Acquisitions and Investments.” See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting Discover and the third risk factor in this section regarding the regulatory environment for the businesses in which we engage.
In addition, we are subject to inquiries and enforcement actions from states’ attorney general offices and regulation by the Federal Trade Commission, state banking regulators and the United States Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. We also are subject to the requirements of entities that set and interpret the accounting standards (such as the Financial Accounting Standards Board (“FASB”), the SEC, banking regulators and our independent registered public accounting firm), which may add new requirements or change their interpretations on how standards should be applied. Guidance not yet issued could potentially have a material impact on business lines, as well as how we record and report our financial condition and results of operations, and could have an impact on regulatory capital.
Failure to comply with laws, regulations and standards could lead to adverse consequences such as financial, structural, reputational and operational penalties, including receivership, litigation exposure and disgorgement and fines (as described further below). For example, failure to comply with anti-corruption laws, including the Foreign Corrupt Practices Act and other laws regarding corporate conduct, can expose us and/or individual employees to potentially severe criminal and civil penalties.
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
Legal or regulatory pronouncements relating to consumer privacy, data use and security affect our business. We are subject to a number of laws concerning consumer privacy and data use and security such as the European Union’s General Data Privacy Regulation and the California Consumer Privacy Act. Due to recent consumer data compromise events in the United States, which resulted in unauthorized access to millions of customers’ data, these areas continue to be a focus of the United States Executive Branch and Congress, state legislators and attorneys general and other regulators. Developments in this area, such as new laws, regulations, regulatory guidance, litigation or enforcement actions, could result in new or different requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. See the discussion on recent security developments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” for more information. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information or the failure to provide timely notification of a disclosure, could result in litigation, fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.
Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses, oversight and reputation risk.
Consumer banking and payment services institutions have historically been subject to significant legal actions, both from private and government litigants. In addition to regulatory actions, private litigants may include class action lawsuits and commercial, shareholder and patent litigation. Many of these actions have included claims for substantial compensatory, statutory or punitive damages. In addition, we have been and may again be involved in various actions or proceedings brought by governmental regulatory and enforcement agencies, which could cause reputational harm, require changes to business activities and product offerings, or subject us to significant fines, penalties, customer restitution or other requirements, resulting in increased expenses. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on current matters affecting Discover.
Historically, we have offered customers an arbitration clause in agreements to quickly and economically resolve disputes. The arbitration clause has, in some cases, also limited our exposure to consumer class action litigation, while still being able to resolve individual customer disputes. However, there is no guarantee that we will be able to continue to offer arbitration clauses in the future or that we will be successful in enforcing the arbitration clause in court. Legal challenges to the enforceability of these clauses have led card issuers, and may cause us, to discontinue their use, however some issuers have revived the use of arbitration clauses. In addition to court enforceability uncertainty, there have been bills pending in the United States Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses in some or all consumer banking products. Additionally, the CFPB’s 2017 anti-arbitration rule effectively banned pre-dispute arbitration, but was overturned by Congress. There is a risk that Congressional action prohibiting arbitration could prompt the CFPB to again exert power over arbitration.

We may be limited in our ability to pay dividends on and repurchase our stock.
We kept our quarterly common stock dividend consistent throughout 2020 at $0.44 per share and repurchased approximately 1.4% of our outstanding common stock under our old share repurchase program. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon regulatory limitations imposed by the Federal Reserve and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases.” Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid on or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
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
Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K and materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “forecasts,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could,” are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this annual report on Form 10-K, including those described under “Risk Factors.” The statements are only as of the date they are made and we undertake no obligation to update any forward-looking statement.
Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:
•the effect of the COVID-19 pandemic and measures taken to mitigate the pandemic, including their impact on our credit quality and business operations as well as their impact on general economic and financial markets;
•changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt and investor sentiment;
•the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to accounting guidance, tax reform, financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity;
•the actions and initiatives of current and potential competitors;
•our ability to manage our expenses;
•our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants and merchants;
•our ability to sustain our card, private student loan and personal loan growth;
•our ability to increase or sustain Discover card usage or attract new customers;

•difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies;
•our ability to manage our credit risk, market risk, liquidity risk, operational risk, compliance and legal risk and strategic risk;
•the availability and cost of funding and capital;
•access to deposit, securitization, equity, debt and credit markets;
•the impact of rating agency actions;
•the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices;
•losses in our investment portfolio;
•limits on our ability to pay dividends and repurchase our common stock;
•limits on our ability to receive payments from our subsidiaries;
•fraudulent activities or material security breaches of our or others’ key systems;
•our ability to remain organizationally effective;
•the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events;
•our ability to introduce new products or services;
•our ability to manage our relationships with third-party vendors;
•our ability to maintain current technology and integrate new and acquired systems and technology;
•our ability to collect amounts for disputed transactions from merchants and merchant acquirers;
•our ability to attract and retain employees;
•our ability to protect our reputation and our intellectual property; and
•new lawsuits, investigations or similar matters or unanticipated developments related to current matters.
We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
The foregoing review of important factors should not be construed as exclusive and should be read in conjunction with the other cautionary statements that are included in this annual report on Form 10-K. These factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required under United States federal securities laws, we do not have any intention or obligation to update forward-looking statements after we distribute this annual report on Form 10-K, whether as a result of new information, future developments or otherwise.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal properties are located in the United States and include our corporate headquarters, our call centers and a processing center. Our corporate headquarters is used by both our Digital Banking and Payment Services segments and the call centers and processing center largely support our Digital Banking segment. Our call centers and processing center are being utilized to a reasonable capacity. We believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have various offices located outside the United States that primarily support our Payment Services segment.
Item 3.    Legal Proceedings
For a description of legal proceedings, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.
Item 4.    Mine Safety Disclosures
None.

Part II.
Part II | Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (ticker symbol DFS). The approximate number of record holders of our common stock as of February 12, 2021 was 42,120.
Issuer Purchases of Equity Securities
On July 18, 2019, our Board of Directors approved a share repurchase program authorizing the purchase of up to $2.2 billion of our outstanding shares of common stock. This share repurchase program expired on September 30, 2020. In January 2021, our Board of Directors approved a new share repurchase program authorizing up to $1.1 billion of share repurchases. The program expires on December 31, 2021. We did not repurchase any shares during the three months ended December 31, 2020.
The following table sets forth information regarding employee transactions that were made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1-31, 2020
Employee transactions(1)	28	$75.13
November 1-30, 2020
Employee transactions(1)	3,694	$66.76
December 1-31, 2020
Employee transactions(1)	49,527	$89.11

Total
Employee transactions(1)	53,249	$87.55

(1)    Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph
The following graph compares the cumulative total stockholder return of our common stock, the S&P 500 Financials Index and the S&P 500 Index for the period from December 31, 2015 through December 31, 2020. The graph assumes an initial investment of $100 on December 31, 2015. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

$300
$200
$100
$0
2015
2016
2017
2018
2019
2020
Discover Financial Services
S&P 500 Financials Index
S&P 500 Index

	December 31,
	2015	2016	2017	2018	2019	2020
Discover Financial Services	$100.00	$137.43	$149.67	$117.07	$172.03	$189.37
S&P 500 Financials Index	$100.00	$122.75	$149.92	$130.37	$172.21	$169.19
S&P 500 Index	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96

Item 6.    Selected Financial Data
The following table presents our selected financial data and operating statistics. The statement of income data for the years ended December 31, 2020, 2019 and 2018, and the statement of financial condition data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The statement of income data for the years ended December 31, 2017 and 2016, and the statement of financial condition data as of December 31, 2018, 2017 and 2016 have been derived from audited consolidated financial statements not included elsewhere in this annual report on Form 10-K.

Discover Financial Services
Selected Financial Data

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share amounts)
Statement of Income Data
Interest income	$11,095	$11,993	$10,893	$9,648	$8,616
Interest expense	1,865	2,530	2,139	1,648	1,398
Net interest income	9,230	9,463	8,754	8,000	7,218
Other income	1,858	1,996	1,955	1,897	1,881
Revenue, net of interest expense	11,088	11,459	10,709	9,897	9,099
Provision for credit losses	5,134	3,231	3,035	2,579	1,859
Other expense	4,519	4,393	4,077	3,781	3,584
Income before income tax expense	1,435	3,835	3,597	3,537	3,656
Income tax expense	294	878	855	1,438	1,263
Net income	$1,141	$2,957	$2,742	$2,099	$2,393
Net income allocated to common stockholders	$1,104	$2,908	$2,689	$2,031	$2,339
Statement of Financial Condition Data (as of)
Loan receivables	$90,449	$95,894	$90,512	$84,248	$77,254
Total assets	$112,889	$113,996	$109,553	$100,087	$92,308
Total stockholders’ equity	$10,884	$11,859	$11,130	$10,892	$11,323
Allowance for credit losses(1)	$8,226	$3,383	$3,041	$2,621	$2,167
Long-term borrowings	$21,241	$25,701	$27,228	$26,326	$25,443
Per Share of Common Stock
Basic EPS from continuing operations	$3.60	$9.09	$7.81	$5.43	$5.77
Diluted EPS from continuing operations	$3.60	$9.08	$7.79	$5.42	$5.77
Weighted-average shares outstanding	307	320	344	374	405
Weighted-average shares outstanding (fully diluted)	307	320	345	374	406
Dividends declared per share of common stock	$1.76	$1.68	$1.50	$1.30	$1.16
Common stock dividend payout ratio	48.89%	18.48%	19.21%	23.94%	20.10%
Ratios
Return on average total equity	11.28%	25.73%	25.04%	18.61%	21.16%
Return on average assets	0.99%	2.66%	2.64%	2.19%	2.69%
Average stockholders’ equity to average total assets	9.13%	10.69%	10.88%	12.09%	13.03%

(1)Prior to adoption of Accounting Standards Update ("ASU") No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

Selected Financial Data (continued)

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in millions)
Selected Statistics
Total Loan Receivables
Loan receivables	$90,449	$95,894	$90,512	$84,248	$77,254
Average loan receivables	$90,403	$90,886	$85,256	$78,525	$72,280
Interest yield	11.95%	12.72%	12.39%	12.06%	11.78%
Net principal charge-off rate	3.03%	3.17%	3.06%	2.70%	2.16%
Delinquency rate (over 30 days)	1.89%	2.41%	2.32%	2.22%	2.00%
Delinquency rate (over 90 days)	0.88%	1.15%	1.08%	0.99%	0.87%
Credit Card Loans
Credit card loan receivables	$71,472	$77,181	$72,876	$67,291	$61,522
Average credit card loan receivables	$71,447	$72,740	$67,953	$62,079	$57,238
Interest yield	12.58%	13.32%	13.00%	12.74%	12.50%
Net principal charge-off rate	3.41%	3.43%	3.26%	2.91%	2.34%
Delinquency rate (over 30 days)	2.07%	2.62%	2.43%	2.28%	2.04%
Delinquency rate (over 90 days)	1.03%	1.32%	1.22%	1.12%	0.97%
Private Student Loans
Private student loan receivables	$9,954	$9,653	$9,365	$9,160	$8,977
Average private student loan receivables	$9,890	$9,559	$9,287	$9,090	$8,883
Interest yield	7.63%	8.54%	8.11%	7.49%	7.08%
Net principal charge-off rate	0.65%	0.72%	0.91%	0.90%	0.75%
Delinquency rate (over 30 days)	1.39%	1.88%	2.16%	2.56%	2.41%
Delinquency rate (over 90 days)	0.28%	0.47%	0.54%	0.57%	0.65%
Personal Loans
Personal loan receivables	$7,177	$7,687	$7,454	$7,374	$6,481
Average personal loan receivables	$7,406	$7,522	$7,423	$7,020	$5,895
Interest yield	12.93%	13.07%	12.60%	12.25%	12.19%
Net principal charge-off rate	3.13%	4.28%	4.15%	3.30%	2.55%
Delinquency rate (over 30 days)	1.08%	1.37%	1.60%	1.40%	1.12%
Delinquency rate (over 90 days)	0.35%	0.40%	0.47%	0.41%	0.29%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2020 and 2019 and for years ended December 31, 2020, 2019 and 2018.
Introduction and Overview
Discover Financial Services (“DFS”) is a digital banking and payment services company. We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home loans and deposit products. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”). The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the United States for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.
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
Change in Accounting Principle
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments became effective for us on January 1, 2020. The standard significantly amended accounting principles generally accepted in the United States (“GAAP”) by replacing the incurred loss model with the current expected credit loss ("CECL") approach. The CECL approach requires our allowance for credit losses to be based on an estimate of all anticipated credit losses over the remaining expected life of all of the loans, as opposed to an estimate of incurred losses as of the balance sheet date. For additional information on CECL, see Note 1: Background and Basis of Presentation to our consolidated financial statements.
The ASU required modified-retrospective application, meaning a cumulative-effect adjustment was recorded on January 1, 2020, without adjusting comparative prior periods. This cumulative-effect adjustment did not reflect the economic disruption resulting from the coronavirus disease 2019 (“COVID-19”) pandemic since the global disruption occurred subsequent to January 1, 2020. As a result of adoption, we recorded:
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
•The carrying value of Purchased Credit-Deteriorated (“PCD”) loans and related accrued interest reflected in other assets; and
•Accrued expenses and other liabilities to record reserves for unfunded commitments.

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
COVID-19 Pandemic Response and Impact
The COVID-19 pandemic has continued to have a widespread and unprecedented impact on a global scale. The health crisis continues to have a severe effect on the economy and unemployment. The impact of COVID-19 continues to evolve rapidly. Its future effects are uncertain and it may be difficult to assess or predict the extent of the impacts of the pandemic on us as many factors are beyond our control and knowledge. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, see "Item 1A — Risk Factors" in Part I of this annual report on Form 10-K. This section includes a discussion of significant areas of potential impact on us of the COVID-19 pandemic and certain actions we are taking or expect to take in this time of uncertainty caused by the COVID-19 pandemic.
Outlook and Financial Results
The pandemic has adversely impacted our financial results for the year ended December 31, 2020. During the year we saw a decrease in sales volume and credit card loan growth as well as an increase in our estimate of life of loan expected credit losses. Due to the economic environment and the resulting pressure on earnings in 2020, we successfully executed our strategy and implemented approximately $400 million of cost reductions off of previously provided guidance from the fourth quarter 2019 earnings release, by targeting areas such as account acquisition costs and marketing expenses. Offsetting these executed cost reductions were several non-recurring expense items in the fourth quarter of 2020 that were unrelated to the COVID-19 pandemic. Outbreaks of COVID-19 have resulted in state and local governments implementing, or in some cases re-implementing, measures to try to contain the virus such as travel bans and restrictions, shutdowns and quarantines. We anticipate these measures as well as the related economic uncertainty will continue to negatively impact consumer and business spending habits and the consumer credit environment, including the ability of consumers to repay their loans. While certain parts of the United States have lifted these measures, the resurgence of COVID-19 has, and may continue to result in, governments re-imposing restrictions that may remain in place for a significant period of time.
We expect the economic uncertainty associated with the COVID-19 pandemic to continue in 2021. The level of impact on our business depends on the timing and shape of the economic recovery. We anticipate modest loan growth during 2021, the size of which will be dependent on payment rate trends and the timing and pace of the broad economic recovery. Regarding net interest margin, we expect to see continued benefit from lower deposit rates and the maturity of higher rate funding. In terms of credit performance, we expect losses to increase in the second half of 2021. The timing and magnitude of losses could be impacted by any additional government stimulus or material shifts in the economic environment. We remain committed to disciplined expense management and will continue to make investments for profitable long-term growth, including increased marketing as well as investments in core technology capabilities and efficiency improvements.
Regulatory and Legislative
Federal, state and local governments, including the United States Congress, the Executive Branch and independent banking agencies have taken extraordinary measures to support the United States economy and mitigate the impacts of the COVID-19 pandemic on the economy and on society at large. These policies have included regulatory relief and flexibility to financial institutions, liquidity to capital markets and financial support to businesses and consumers, including financial stimulus, payment forbearance, small business lending programs, increased unemployment payments and other forms of assistance. Lawmakers continue to offer additional proposals in an attempt to mitigate harm to the economy and consumers. The effects of these programs are broad and very complex and depend upon a wide variety of factors some of which are yet to be identified. Thus, the ultimate impact of these programs and policies on our business, results of operations and financial condition is difficult to quantify and may not be known for some time. For more information, see “— Regulatory Environment and Developments” below.
Loan Receivables
In our loan portfolio, we continue to lend to customers, but have tightened standards for new accounts and for growing existing accounts. Currently, we are providing support to our customers impacted by COVID-19 across all of our loan products to help our customers during this period of economic difficulty. Over the course of the year, we materially increased our allowance for credit losses in anticipation of higher credit losses caused by deterioration in the macroeconomic outlook. Our estimate of expected loss reflected in our allowance for credit losses includes the risk associated with all loans and considers the effects of all loan modifications, including TDRs, loan modifications exempt from TDR status under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”) and Skip-a-Pay (payment deferral) programs. The reserve for the year ended December 31, 2020, also took into account our best estimate for the impact of programs put in place by federal and state governments and agencies to mitigate the economic impact of the pandemic. It is unclear whether the measures employed to date are complete or whether federal and state governments and agencies may take additional action that could impact our business. Refer to "— Loan Quality — Impact of COVID-19 on Loan Quality" for more details on the current period allowance for credit losses.
Capital and Liquidity
We entered the COVID-19 pandemic in March 2020 with strong capital and liquidity position sized to allow us to maintain normal operations during extended periods of financial market stress and disruptions to wholesale and retail funding sources. Our reserves of high-quality liquid assets and access to diverse funding channels allowed us to refrain from issuing debt while certain wholesale funding markets experienced disruptions and wider credit spreads, particularly during the second quarter. Moreover, our direct-to-consumer balance increased substantially during the second and third quarters as investors sought safer assets. Consequently, our cash and other liquid assets balances have increased materially since the onset of the COVID-19 pandemic, curtailing our need for wholesale funding.
We remain well-capitalized with capital ratios in excess of regulatory minimums and have taken prudent actions to preserve capital and augment our capital when the macroeconomic and operating environment turned uncertain. Of note, we suspended our plans to purchase shares of our common stock through the end of 2020, took actions to reduce our exposure to higher-risk segments of our credit portfolio and issued preferred stock during the second quarter of 2020. We have also completed numerous stress tests to assess the impact of a severe economic downturn on our capital and liquidity and maintain ample amounts of both to ensure we remain well-capitalized and funded while continuing to serve our customers and extend special accommodations to those who need it.

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
Payment Services
As governments across the United States and the world have taken steps to minimize the transmission of COVID-19, the number of transactions processed on the Discover Global Network has declined overall despite increases in certain categories. Certain negatively impacted categories such as travel make up a small portion of the transactions processed but may have an outsized impact on some of our Diners Club franchisees. The current crisis may result in lasting changes in consumer payment behaviors, such as a shift from credit to debit, a decline in the use of cash, increasing online sales and rapid adoption of contactless payment. As economic uncertainty persists, these shifts may continue to result in changes to the Payment Services segment’s results of operations.
Fair Value and Impairments
With the uncertain nature of the pandemic's overall impact to the economy, we continue to assess the impact of the COVID-19 pandemic with respect to our goodwill and intangible assets, investment securities and other long-term assets and determined that there were no material impairments necessary during the quarter ended December 31, 2020. For more information on the impact of COVID-19 on intangible assets, see Note 7: Goodwill and Intangible Assets to our consolidated financial statements.
Business Continuity and Operations
We have re-opened some of our physical locations with appropriate health safety measures and capacity limitations, including our corporate headquarters. However, we have informed employees that they may continue to work from home and will not be required to return to our physical locations until June 2021, at the earliest. Notwithstanding the shift to work-from-home, our operations continue largely unaffected due to the successful implementation of certain of our business continuity plans. Operational changes necessitated by the rapid shift in employee location have not thus far had a material adverse effect on us or our financial condition; however, the shift has caused us to grow increasingly dependent on third-party service providers, including those with which we have no relationship such as our employees’ internet service providers. For more information on the risks associated with reliance on third-party service providers and the shift to work from home, see our risk factors disclosed in "Item 1A — Risk Factors" in Part I of this annual report on Form 10-K.
Regulatory Environment and Developments
The COVID-19 pandemic continues to dramatically impact the U.S. and global economies. We continue to work with our customers to address their unique financial situations, while balancing safety and soundness requirements. We are in contact with our regulators, who continue to proactively encourage banks to work with borrowers during this time of stress. Among other actions, the federal banking agencies have taken the following measures to proactively address the economic disruptions caused by the COVID-19 outbreak and provide flexibility for banking organizations to work with impacted businesses and consumers:
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
•CECL: A joint agency final rule on CECL provided banks, such as Discover, with the option to delay CECL's impact on regulatory capital for two years, followed by a three year phase-in of those impacts. The United States Department of the Treasury subsequently released a study on CECL impacts, noting the need to continue to assess and potentially make changes to the standard or regulatory capital requirements;
•Flexibility to Work with Consumers: The agencies issued joint guidance encouraging banks to work with borrowers and provided guidelines for prudent relief programs. The agencies worked with the FASB to provide accounting-classification flexibility for certain short-term loan modifications. Subsequently, the

Federal Financial Institutions Examination Council (“FFIEC”) issued a statement emphasizing the need for institutions to utilize “prudent risk management and consumer protection principles…while working with borrowers as loans near the end of initial loan accommodation periods”;
•Pandemic Planning: The FFIEC released updated guidance to remind banks of actions they should be taking to minimize potential adverse effects of the pandemic on business continuity; and
•Supervisory Flexibility: Regulatory agencies have indicated willingness to work with institutions to provide flexibility and minimize burdens of supervisory activities, including extending deadlines for data collections.
In addition to the above regulatory actions, legislative action was taken to address the economic disruptions caused by the COVID-19 outbreak:
•CARES Act: Enactment of the CARES Act in March 2020 provided expanded unemployment benefits and direct payments to impacted consumers, and offered relief to consumers through changes to credit reporting requirements and mandated forbearance on certain federally-backed mortgages and Federal student loans. The CARES Act provided the option for financial institutions, including Discover, to temporarily suspend certain accounting requirements related to troubled debt restructurings ("TDRs") and delay the effective date of CECL for the duration of the national emergency. See "— Banking — Capital Standards and Stress Testing" and “— Loan Quality — Impact of COVID-19 on Loan Quality” below for more information.
•Omnibus and COVID Relief and Response Act: Enactment of additional COVID relief in the 2021 Appropriations bill, H.R. 133, in December 2020 provided additional stimulus payments, increased unemployment benefits, increased small business funding under the Payment Protection Program and extended many CARES Act provisions, including those related to CECL and TDRs.
As the pandemic continues into its second year, additional legislative and regulatory action may be proposed and could include provisions that significantly impact our prospects and business practices. The impact of these legislative and regulatory initiatives on us, the economy and the United States consumer will depend upon a wide variety of factors some of which are yet to be identified.
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
On June 25, 2020, we received results of the Federal Reserve’s supervisory stress tests and preliminary SCB requirement. The notice indicated that Discover’s capital ratios remain above all required minimums under each of the supervisory scenarios and based on the stress test results our preliminary SCB requirement was set at 3.5%, which was announced as final in a public notice issued by the Federal Reserve on August 10, 2020. However, in addition to the stress test and SCB results, the Federal Reserve also notified Discover that it and all other firms that participated in the 2020 Comprehensive Capital Analysis and Review ("CCAR") exercise would be required to submit a revised capital plan to be assessed by the Federal Reserve under newly developed scenarios incorporating economic stresses reflecting the ongoing COVID-19 pandemic. The Federal Reserve notified all firms subject to CCAR that they would be subject to temporary restrictions on capital distributions in the third and fourth quarter of 2020 that restricted most share repurchases and limited dividends based on a formula that takes into account the firm’s average net income over the preceding four quarters.
On November 2, 2020, Discover submitted its revised capital plan as part of the CCAR resubmission process and the Federal Reserve publicly announced results of its analysis on December 18, 2020. The results indicate that Discover’s regulatory capital ratios remained above all minimum requirements under each of the stress test scenarios. However, due to ongoing economic uncertainty, the Federal Reserve has extended the temporary restrictions on capital distributions, with modifications, for all firms subject CCAR through at least the first quarter of 2021. For the first quarter of 2021, provided Discover does not increase the amount of its common stock dividends, Discover may pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of Discover’s net income for the four preceding quarters. The Federal Reserve has not yet indicated whether it will use the recent stress test results to adjust Discover or other firms’ SCB requirement. We will continue to conduct forward-looking sensitivity analysis and stress tests to assess the potential impact of economic changes resulting from the COVID-19 pandemic on capital planning and provide this information to our Board of Directors as well as our regulators.
On January 19, 2021, the Federal Reserve finalized regulatory amendments that make targeted changes to the capital planning, regulatory reporting and SCB requirements for firms subject to Category IV standards to be consistent with the Federal Reserve’s regulatory the tailoring framework. The final rules generally align to instructions that had previously been provided by the Federal Reserve to Category IV firms for recent capital plan submissions. The amended rules also provides Category IV firms with the option to submit to supervisory stress tests during off years if they wish to have the stress test portion of their SCB reset. The Federal Reserve had solicited comment on the need for possible changes to regulatory guidance related to the capital planning process. In connection with the final rulemaking, the Federal Reserve revised the scope of application of its existing regulatory guidance for capital planning to align to the tailoring framework. However, the timing and substance of any additional changes to existing guidance is uncertain.
Consumer Financial Services
The Consumer Financial Protection Bureau (the “CFPB”) regulates consumer financial products and services and examines certain providers of consumer financial products and services, including Discover. The CFPB’s authority includes preventing “unfair, deceptive or abusive acts or practices” and ensuring that consumers have access to fair, transparent and competitive financial products and services. The CFPB has rulemaking, supervision and enforcement powers with respect to federal consumer protection laws. Historically, the CFPB’s policy priorities focused on several financial products of the type we offer (e.g. credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions including its biennial review of the consumer credit card market. In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding certain student loan servicing practices. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information.
President Biden has announced that he intends to nominate Federal Trade Commissioner Rohit Chopra to serve as the Director of the CFPB. Until Mr. Chopra is confirmed by the United States Senate, President Biden has appointed David Uejio to serve as acting Director of the CFPB. Under Mr. Chopra’s leadership, the CFPB’s priorities are expected to focus on, among other things, vigorous enforcement of existing consumer protection laws, with a particular focus on unfair, deceptive and abusive acts and practices, student lending and servicing, fair lending and debt collection. These changes to the CFPB’s strategies and priorities and any resulting regulatory developments, findings, potential supervisory or enforcement actions and ratings could negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. The additional expense, time and resources needed to comply with ongoing or new regulatory requirements may adversely impact our business and results of operations.
President Biden’s nomination of a new CFPB Director as well as a new head of the Office of the Comptroller of the Currency will also change the composition of the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”). Although the term of the FDIC’s Chair does not expire until 2024, the Board may not adopt and approve her priorities for the FDIC.
Data Security and Privacy
Policymakers at the federal and state levels remain focused on measures to enhance data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment data privacy standards. For example, the California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation ("GDPR"). The CCPA went into effect on January 1, 2020, and the final California Attorney General regulations became effective on August 14, 2020. California Attorney General enforcement for CCPA began on July 1, 2020. The California Privacy Rights Act ("CPRA"), a ballot measure led by the original proponent of the CCPA, passed on November 3, 2020, and largely enters into force on January 1, 2023. The CPRA amends the CCPA to enhance consumer privacy protections and overall brings California’s privacy law closer to the GDPR. The CPRA also creates a new California Privacy Protection Agency. While the CPRA retains an exemption for information collected, processed, sold, or disclosed subject to the Gramm-Leach-Bliley Act, we continue to evaluate the impact of the CPRA on our businesses and other providers of consumer financial services or networks that could adversely affect our businesses.
Results of Operations
The discussion below provides a summary of our results of operations and information about our loan receivables as of and for the year ended December 31, 2020, compared to the year ended December 31, 2019. Refer to our annual report on Form 10-K for the year ended December 31, 2019, for discussion of our results of operations and loan receivables information as of and for the year ended December 31, 2019, compared to the year ended December 31, 2018.
Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 22: Segment Disclosures to our consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Digital Banking
Interest income
Credit card	$8,985	$9,690	$8,835
Private student loans	754	817	753
Personal loans	958	983	935
Other	398	502	369
Total interest income	11,095	11,992	10,892
Interest expense	1,865	2,530	2,139
Net interest income	9,230	9,462	8,753
Provision for credit losses(1)	5,134	3,233	3,035
Other income	1,459	1,648	1,645
Other expense	4,292	4,231	3,918
Income before income tax expense	1,263	3,646	3,445
Payment Services
Net interest income	—	1	1
Provision for credit losses	—	(2)	—
Other income	399	348	310
Other expense	227	162	159
Income before income tax expense	172	189	152
Total income before income tax expense	$1,435	$3,835	$3,597

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

The following table presents information on transaction volume (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Network Transaction Volume
PULSE Network	$212,081	$192,067	$179,792
Network Partners	31,917	25,368	18,948
Diners Club(1)	24,236	33,967	33,877
Total Payment Services	268,234	251,402	232,617
Discover Network—Proprietary(2)	148,754	151,243	143,865
Total Network Transaction Volume	$416,988	$402,645	$376,482
Transactions Processed on Networks
Discover Network	2,624	2,717	2,469
PULSE Network	4,954	4,788	4,364
Total Transaction Processed on Networks	7,578	7,505	6,833
Credit Card Volume
Discover Card Volume(3)	$153,943	$160,283	$152,826
Discover Card Sales Volume(4)	$142,800	$146,183	$139,031

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
Digital Banking
Our Digital Banking segment reported pretax income of $1.3 billion for the year ended December 31, 2020, as compared to $3.6 billion for the year ended December 31, 2019.
Net interest income decreased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily driven by lower yields and lower volume on credit card loans, partially offset by lower funding costs. Interest income decreased over the prior year primarily due to lower yields on credit cards loans, which was the result of lower market rates, and lower volume. Interest expense decreased compared to the prior year due to lower average market rates and lower funding costs.
For the year ended December 31, 2020, the provision for credit losses increased as compared to the year ended December 31, 2019, which primarily reflects the impact of life of loan reserving under CECL and a significant adverse change in the economic outlook due to the COVID-19 pandemic. For a detailed discussion on provision for credit losses, see “— Loan Quality — Provision and Allowance for Credit Losses.”
Total other income for the Digital Banking segment decreased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily driven by a decrease in discount and interchange revenue, other income and loan fee income. Net discount and interchange revenue decreased as a result of a decline in sales volume due to the impacts of the COVID-19 pandemic. Other income decreased due to a non-recurring write-down of certain real estate facilities. Loan fee income decreased primarily due to lower late fees and cash advance fees.
Total other expense was relatively flat for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Employee compensation and benefits increased as a result of higher average salaries, a larger headcount base, and a voluntary early retirement program which was initiated in the fourth quarter of 2020. Information processing and communications increased due to non-recurring software write-offs and investments in infrastructure. This was offset by a decrease in marketing costs due to COVID-19 related expense reductions in brand advertising for card.
Discover card sales volume was $142.8 billion for the year ended December 31, 2020, which was a decrease of 2.3% as compared to the year ended December 31, 2019. This volume decline was primarily driven by lower consumer spending at the onset of the COVID-19 pandemic.

Payment Services
Our Payment Services segment reported pretax income of $172 million for the year ended December 31, 2020, as compared to pretax income of $189 million for the year ended December 31, 2019. The decrease in segment pretax income was primarily due to an increase in segment pretax expense driven by a COVID-19 related non-cash impairment charge on the Diners Club business in the second quarter of 2020, partially offset by gains on equity investment sales during the year.
Critical Accounting Estimates
In preparing our consolidated financial statements in conformity with GAAP, management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for credit losses as a critical accounting estimate.
Allowance for Credit Losses
We base our allowance for credit losses on several analyses that help us estimate credit losses anticipated over the remaining expected life of loan receivables as of the balance sheet date. In deriving this estimate, we consider the collectability of principal, interest and fees associated with our loan receivables. We also consider expected recoveries of amounts that were either previously charged-off or are expected to be charged-off. Our estimation process includes models that predict customer losses based on risk characteristics and portfolio attributes, macroeconomic variables and historical data and analysis. There is a significant amount of judgment applied in selecting inputs and analyzing the results produced to determine the allowance. The allowance for credit losses for each loan product type is based on: (i) a reasonable and supportable forecast period, (ii) a reversion period and (iii) a post-reversion period based on historical information covering the remaining life of the loan. For credit card loans, we use a modeling framework that includes the following components: (i) probability of default, (ii) exposure at default and (iii) loss given default, as well as estimated recoveries, for estimating expected credit losses. For student loans and personal loans, we use vintage-based models that estimate expected credit losses net of recoveries over the life of the loans. The considerations in these models include past and current loan performance, loan growth and seasoning, risk management practices, account collection strategies, economic conditions, bankruptcy filings, policy changes and forecasting uncertainties. Given the same information, others may reach different reasonable estimates.
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
The overall economic environment directly impacts both the reasonable and supportable forecast and reversion periods, as well as the macroeconomic variables that are used in the loss forecast models. If management used different assumptions about the economic environment in estimating expected credit losses, the impact to the allowance for credit losses could have a material effect on our consolidated financial condition and results of operations. In addition, if we experience a rapidly changing economic environment, as experienced recently under the COVID-19 pandemic, the uncertainty around the credit loss forecasts may increase, both due to the uncertainty of the economic forecasts and the challenges our models may have in incorporating them. See "— Loan Quality" and Note 4: Loan Receivables to our consolidated financial statements for further details about our allowance for credit losses.

Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2020 vs. 2019 (Decrease) Increase		2019 vs. 2018 Increase
	2020	2019	2018	$	%	$	%
Interest income	$11,095	$11,993	$10,893	$(898)	(7)%	$1,100	10%
Interest expense	1,865	2,530	2,139	(665)	(26)%	391	18%
Net interest income	9,230	9,463	8,754	(233)	(2)%	709	8%
Provision for credit losses(1)	5,134	3,231	3,035	1,903	59%	196	6%
Net interest income after provision for credit losses	4,096	6,232	5,719	(2,136)	(34)%	513	9%
Other income	1,858	1,996	1,955	(138)	(7)%	41	2%
Other expense	4,519	4,393	4,077	126	3%	316	8%
Income before income tax expense	1,435	3,835	3,597	(2,400)	(63)%	238	7%
Income tax expense	294	878	855	(584)	(67)%	23	3%
Net income	$1,141	$2,957	$2,742	$(1,816)	(61)%	$215	8%

(1)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

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
Our interest-earning assets consist of: (i) cash and cash equivalents primarily related to amounts on deposit with the Federal Reserve Bank of Philadelphia; (ii) restricted cash; (iii) other short-term investments; (iv) investment securities; and (v) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered and long-term borrowings, including amounts owed to securitization investors. Net interest income is influenced by the following:
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
•Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the Federal Funds rate, interest rate on excess reserves and London Interbank Offered Rate (“LIBOR”); and
•The effectiveness of interest rate swaps in our interest rate risk management program.
Net interest income decreased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily driven by lower yields and lower volume on credit card loans, partially offset by lower funding costs. Interest income decreased over the prior year primarily due to lower yields on credit cards loans, which was the result of lower market rates, and lower volume. Interest expense decreased compared to the prior year due to lower average market rates and lower funding costs.

Average Balance Sheet Analysis
(dollars in millions)

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$11,348	0.30%	$35	$9,667	2.27%	$219	$14,494	1.93%	$280
Restricted cash	438	0.45%	2	620	2.24%	14	633	1.85%	12
Other short-term investments	2,677	0.14%	4	754	2.66%	20	—	—%	—
Investment securities	11,431	2.21%	252	7,603	2.35%	179	1,910	2.08%	40
Loan receivables(1)
Credit card(2)	71,447	12.58%	8,985	72,740	13.32%	9,690	67,953	13.00%	8,835
Private student loans	9,890	7.63%	754	9,559	8.54%	817	9,287	8.11%	753
Personal loans	7,406	12.93%	958	7,522	13.07%	983	7,423	12.60%	936
Other	1,660	6.35%	105	1,065	6.63%	71	593	6.28%	37
Total loan receivables	90,403	11.95%	10,802	90,886	12.72%	11,561	85,256	12.39%	10,561
Total interest-earning assets	116,297	9.54%	11,095	109,530	10.95%	11,993	102,293	10.65%	10,893
Allowance for credit losses(3)	(7,301)			(3,167)			(2,776)
Other assets	5,853			4,627			4,324
Total assets	$114,849			$110,990			$103,841
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$32,226	2.40%	772	$33,870	2.57%	869	$31,236	2.22%	695
Money market deposits(4)	7,774	1.10%	85	7,069	2.09%	148	6,798	1.81%	123
Other interest-bearing savings deposits	35,077	1.06%	374	28,209	2.02%	570	23,886	1.76%	420
Total interest-bearing deposits(5)	75,077	1.64%	1,231	69,148	2.30%	1,587	61,920	2.00%	1,238
Borrowings
Short-term borrowings	1,024	3.10%	32	1	2.33%	—	2	2.07%	—
Securitized borrowings(4)(6)	12,521	1.44%	181	14,572	2.92%	425	16,218	2.67%	433
Other long-term borrowings(6)	10,996	3.83%	421	11,060	4.68%	518	10,231	4.57%	468
Total borrowings	24,541	2.58%	634	25,633	3.68%	943	26,451	3.41%	901
Total interest-bearing liabilities	99,618	1.87%	1,865	94,781	2.67%	2,530	88,371	2.42%	2,139
Other liabilities and stockholders’ equity	15,231			16,209			15,470
Total liabilities and stockholders’ equity	$114,849			$110,990			$103,841
Net interest income			$9,230			$9,463			$8,754
Net interest margin(7)		10.21%			10.41%			10.27%
Net yield on interest-earning assets(8)		7.94%			8.64%			8.56%
Interest rate spread(9)		7.67%			8.28%			8.23%

(1)Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $298 million, $281 million and $241 million of amortization of balance transfer fees for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(4)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding.
(5)Includes the impact of Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and Large Institution Surcharge. As of October 2018, the FDIC no longer assesses a Large Institution Surcharge.
(6)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding.
(7)Net interest margin represents net interest income as a percentage of average total loan receivables.
(8)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(9)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)
(dollars in millions)

	Year Ended December 31, 2020 vs.			Year Ended December 31, 2019 vs.
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Volume	Rate	Total	Volume	Rate	Total
Increase/(Decrease) in net interest income due to changes in:
Interest-earning assets
Cash and cash equivalents	$34	$(218)	$(184)	$(104)	$43	$(61)
Restricted cash	(3)	(9)	(12)	—	2	2
Other short-term investments	16	(32)	(16)	20	—	20
Investment securities	84	(11)	73	133	6	139
Loan receivables
Credit card	(171)	(534)	(705)	634	221	855
Private student loans	28	(91)	(63)	25	39	64
Personal loans	(15)	(10)	(25)	12	35	47
Other	38	(4)	34	31	3	34
Total loan receivables	(120)	(639)	(759)	702	298	1,000
Total interest income	11	(909)	(898)	751	349	1,100
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	(41)	(56)	(97)	61	113	174
Money market deposits	15	(78)	(63)	5	20	25
Other interest-bearing savings deposits	116	(312)	(196)	83	67	150
Total interest-bearing deposits	90	(446)	(356)	149	200	349
Borrowings
Short-term borrowings	32	—	32	—	—	—
Securitized borrowings	(53)	(191)	(244)	(46)	38	(8)
Other long-term borrowings	(3)	(94)	(97)	38	12	50
Total borrowings	(24)	(285)	(309)	(8)	50	42
Total interest expense	66	(731)	(665)	141	250	391
Net interest income	$(55)	$(178)	$(233)	$610	$99	$709

(1)    The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the years ended December 31, 2020, 2019 and 2018 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Impact of the COVID-19 Pandemic on Loan Quality
The COVID-19 pandemic and its impact to the economy has had a significant effect on our sales volume and credit card loan growth during 2020. While we continue to lend to customers, we have tightened standards for new accounts and for growing existing accounts across all products.
In response to the COVID-19 pandemic, we expanded borrower relief offerings to include Skip-a-Pay (payment deferral) and other loan modification programs, complementing the assistance already available through our existing loan modification programs. The accounts using these modifications as a result of the pandemic impact were evaluated for potential exclusion from TDR status either due to the insignificance of the concession or because they qualified for exemption pursuant to the CARES Act. While we continue to support and provide assistance to all customers impacted by the COVID-19 pandemic, we are no longer offering enrollments in the Skip-a-Pay (payment deferral) programs or loan modifications developed specifically for COVID-19 as of August 31, 2020. While the Skip-a-Pay (payment deferral) programs were active, we enrolled approximately 699 thousand customers and $5.5 billion in receivables in total. As of December 31, 2020, accounts actively enrolled in the Skip-a-Pay (payment deferral) programs were immaterial. The Skip-a-Pay (payment deferral) programs provided only an insignificant delay in payment on the enrolled accounts or loans and therefore those deferrals were not classified as TDRs.
The utilization of these Skip-a-Pay (payment deferral) programs had a favorable impact on reported credit performance because, pursuant to regulatory guidelines, accounts enrolled in the Skip-a-Pay (payment deferral) programs did not advance through delinquency cycles in the same time frame as would have occurred without the programs. Specifically, current accounts enrolled in the Skip-a-Pay (payment deferral) programs did not advance to delinquency and delinquent accounts enrolled in the Skip-a-Pay (payment deferral) programs did not advance to the next delinquency cycle or to charge-off. This impact was most pronounced in the second quarter of 2020 when the Skip-a-Pay (payment deferral) programs were initially offered; the impact dissipated as enrollments tapered off significantly after the initial months of the COVID-19 pandemic. By the fourth quarter of 2020, there was no material impact to delinquencies from these payment deferrals since delinquent loans were advancing through the delinquency cycles or to charge-off as appropriate after these payment deferrals ceased being offered.
Additionally, certain customer accounts entering loan modification programs during the pandemic were excluded from being reported as TDRs due to relief provided by the CARES Act. As a result, fewer loan modifications were reported as TDRs at December 31, 2020, than otherwise would have been. The payment status of modified accounts excluded from TDR status pursuant to the CARES Act is reflected in our delinquency reporting.
The table below reflects both the new loan modifications reported as TDRs and the amount of new loan modifications excluded from TDR classification as a result of the CARES Act (dollars in millions):

	For the Year Ended December 31, 2020
	Accounts that entered a program and were classified as TDRs during the period		Accounts excluded from the TDR designation pursuant to the CARES Act(1)
	Number of Accounts	Balances	Number of Accounts	Balances
Credit card loans	152,055	$1,022	208,566	$1,539
Private student loans	1,916	$35	5,766	$104
Personal loans	8,805	$114	4,483	$77

(1)    Skip-a-Pay (payment deferral) programs were not considered TDRs and therefore are not included in accounts excluded from TDR designation by the CARES Act.

The following table provides the number of accounts that exited a temporary loan modification program that were exempt from TDR designation pursuant to the CARES Act and corresponding outstanding balances along with the amount of the outstanding balances that were delinquent (30 or more days past due) upon exiting the temporary loan modification program (dollars in millions):

	For the Year Ended December 31, 2020
	Number of Accounts	Outstanding Balances	Balances Delinquent(1)
Credit card loans	32,089	$235	$29
Private student loans(2)	1,866	$32	$—
Personal loans(2)	401	$5	$—

(1)Includes balances charged-off at the end of the month the account exited the temporary loan modification program. The balances charged-off were not meaningful for the year ended December 31, 2020.
(2)The private student and personal loan balances that were delinquent were not meaningful for the year ended December 31, 2020.
The Omnibus and COVID Relief and Response Act extended the loan modification relief provided by the CARES Act through the earlier of January 1, 2022, or the date that is 60 days after the termination of the national emergency declared by the President of the United States of America on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19. As such, reported TDRs are expected to remain lower than they otherwise would have been.
Our estimate of expected loss reflected in our allowance for credit losses includes the risk associated with all loans and considers the effects of all loan modifications, including TDRs, loan modifications exempt from TDR status under the CARES Act and Skip-a-Pay (payment deferral) programs. Despite the lower delinquency and TDR trends we have seen in 2020, we believe we have appropriately reflected the risk presented by the accounts using these programs as well as the economic impact of the COVID-19 pandemic on our customers in the allowance for credit losses. Since the adoption of CECL on January 1, 2020, the increases in the allowance for credit losses during 2020 are indicative of the deterioration in consumer credit we expect related to the pandemic. The year-to-date build in the allowance of $4.8 billion, which includes the $2.5 billion cumulative-effect adjustment for the adoption of CECL, is largely attributable to card loans but includes increases associated with all loan products. Labor markets, historically indicative of trends in credit losses, have been significantly stressed by the COVID-19 pandemic with unemployment reaching levels that are elevated by historical standards. The higher allowance for credit losses reflects our view of this economic impact on our customers. Refer to Note 4: Loan Receivables to our consolidated financial statements for more details on modification programs, TDRs and the allowance for credit losses.
Loan receivables consist of the following (dollars in millions):

	December 31,
	2020	2019	2018	2017	2016
Credit card loans	$71,472	$77,181	$72,876	$67,291	$61,522
Other loans
Private student loans	9,954	9,653	9,365	9,160	8,977
Personal loans	7,177	7,687	7,454	7,374	6,481
Other	1,846	1,373	817	423	274
Total other loans	18,977	18,713	17,636	16,957	15,732
Total loan receivables	90,449	95,894	90,512	84,248	77,254
Allowance for credit losses(1)	(8,226)	(3,383)	(3,041)	(2,621)	(2,167)
Net loan receivables	$82,223	$92,511	$87,471	$81,627	$75,087

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

Provision and Allowance for Credit Losses
Provision for credit losses is the expense related to maintaining the allowance for credit losses at an appropriate level to absorb the estimate of credit losses anticipated over the remaining expected life of loan receivables at each period end date. In deriving the estimate of expected credit loss, we consider the collectability of principal, interest and fees associated with our loan receivables. We also consider expected recoveries that were either previously charged-off or are expected to be charged-off. Establishing the estimate for expected losses requires significant management judgment. The factors that influence the provision for credit losses include:
•Increases or decreases in outstanding loan balances, including:
•Changes in consumer spending, payment and credit utilization behaviors;
•The level of originations and maturities; and
•Changes in the overall mix of accounts and products within the portfolio;
•The credit quality of the loan portfolio, which reflects our credit granting practices and the effectiveness of collection efforts, among other factors;
•The impact of general economic conditions on the consumer, including national and regional conditions, unemployment levels, bankruptcy trends and interest rate movements;
•The level and direction of historical losses; and
•Regulatory changes or new regulatory guidance.

For more details on how we estimate the allowance for credit losses, refer to "— Critical Accounting Estimates — Allowance for Credit Losses on Loan Receivables" and Note 4: Loan Receivables to our consolidated financial statements. The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Year Ended December 31, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(1)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(2)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(3)	4,379	251	476	11	5,117
Deductions
Charge-offs	(3,101)	(85)	(289)	(1)	(3,476)
Recoveries	663	21	57	—	741
Net charge-offs	(2,438)	(64)	(232)	(1)	(2,735)
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226

	For the Year Ended December 31, 2019
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2018(1)	$2,528	$169	$338	$6	$3,041
Additions
Provision for credit losses(1)	2,849	51	332	(1)	3,231
Deductions
Charge-offs	(3,165)	(82)	(369)	(1)	(3,617)
Recoveries	671	13	47	—	731
Net charge-offs(4)	(2,494)	(69)	(322)	(1)	(2,886)
Other(5)	—	(3)	—	—	(3)
Balance at December 31, 2019(1)	$2,883	$148	$348	$4	$3,383

	For the Year Ended December 31, 2018
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2017	$2,147	$162	$301	$11	$2,621
Additions
Provision for credit losses(1)	2,594	95	345	1	3,035
Deductions
Charge-offs	(2,734)	(97)	(345)	(6)	(3,182)
Recoveries	521	12	37	—	570
Net charge-offs(4)	(2,213)	(85)	(308)	(6)	(2,612)
Other(5)	—	(3)	—	—	(3)
Balance at December 31, 2018(1)	$2,528	$169	$338	$6	$3,041

(1)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(2)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2016-13 on January 1, 2020.
(3)Excludes a $17 million build of the liability for expected credit losses on unfunded commitments for the year ended December 31, 2020, as the liability is recorded in accrued expenses and other liabilities in our consolidated statements of financial condition.
(4)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a change to earnings.
(5)Net change in reserves on PCD pools having no remaining non-accretable difference (prior to adoption of ASU No. 2016-13 on January 1, 2020).

	For the Year Ended December 31, 2017
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2016(1)	$1,790	$158	$200	$19	$2,167
Additions
Provision for credit losses(1)	2,159	93	332	(5)	2,579
Deductions
Charge-offs	(2,263)	(94)	(258)	(3)	(2,618)
Recoveries	461	11	27	—	499
Net charge-offs(2)	(1,802)	(83)	(231)	(3)	(2,119)
Other(3)	—	(6)	—	—	(6)
Balance at December 31, 2017(1)	$2,147	$162	$301	$11	$2,621

	For the Year Ended December 31, 2016
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2015(1)	$1,554	$143	$155	$17	$1,869
Additions
Provision for credit losses(1)	1,579	82	196	2	1,859
Deductions
Charge-offs	(1,786)	(76)	(172)	—	(2,034)
Recoveries	443	9	21	—	473
Net charge-offs(2)	(1,343)	(67)	(151)	—	(1,561)
Balance at December 31, 2016(1)	$1,790	$158	$200	$19	$2,167

(1)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(2)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a change to earnings.
(3)Net change in reserves on PCD pools having no remaining non-accretable difference (prior to adoption of ASU No. 2016-13 on January 1, 2020).
The allowance for credit losses was $8.2 billion at December 31, 2020, which reflects a $4.8 billion build over the amount of the allowance for credit losses at December 31, 2019. The allowance build across all loan products was due to (i) a $2.5 billion cumulative-effect adjustment for the adoption of CECL on January 1, 2020, and (ii) a $2.3 billion build that primarily reflects an economic outlook that included the COVID-19 pandemic and resulting economic stress.
In estimating the allowance at December 31, 2020, we used a macroeconomic forecast that projected (i) a peak unemployment rate of 8.7%, recovering to 8.2% by the end of 2021with slow recovery over the next few years and (ii) a 2.7% growth in gross domestic product in 2021. We also considered the uncertainties associated with some of the assumptions used in the macroeconomic forecast, including the amount and timing of additional government stimulus. Furthermore, the estimate contemplated the impact of previous government stimulus programs and other loan modification programs on borrower payment trends. The impact of the COVID-19 pandemic on the economy continues to cause uncertainty in assumptions surrounding factors such as length and depth of economic stresses and longer term impacts on borrower behavior, which has required significant management judgment in estimating the allowance for credit losses.
The forecast period we deemed to be reasonable and supportable was 18 months for all periods since the adoption of CECL except for the estimate as of March 31, 2020. The decrease to 12 months as of March 31, 2020, was due to the uncertainty caused by the rapidly changing economic environment resulting from the COVID-19 pandemic. The return to an 18-month reasonable and supportable forecast period was based on the view that the present macroeconomic conditions will last for a longer period than previously expected. The reversion period was 12 months for all quarters since the adoption of CECL. During the first quarter of 2020, a straight-line method was used to revert to appropriate historical information. In the second quarter of 2020, the high degree of economic stress led us to apply a weighted reversion method for credit card loans that puts more emphasis on the loss forecast model rather than lower historical losses. For similar reasons, we determined it was appropriate to apply a weighted reversion method for all loans in the third and fourth quarter.
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the year ended December 31, 2020, the provision for credit losses increased by $1.9 billion, or 58%, as compared to the year ended December 31, 2019. The provision for credit losses was determined under separate methodologies for these two periods based on the timing of the adoption of ASU No. 2016-13 on January 1, 2020; however, the largest driver of the increase in provision between the two periods was the significant adverse change in economic outlook due to the COVID-19 pandemic.
Net Charge-offs
Our net charge-offs include the principal amount of losses charged off less principal recoveries and exclude charged-off and recovered interest and fees and fraud losses. Charged-off and recovered interest and fees are recorded in interest income and loan fee income, respectively, which is effectively a reclassification of the provision for credit losses, while net fraud losses are recorded in other expense.
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Years Ended December 31,
	2020		2019		2018		2017		2016
	$	%	$	%	$	%	$	%	$	%
Credit card loans	$2,438	3.41%	$2,494	3.43%	$2,213	3.26%	$1,802	2.91%	$1,343	2.34%
Private student loans(1)	$64	0.65%	$69	0.72%	$85	0.91%	$83	0.90%	$67	0.75%
Personal loans	$232	3.13%	$322	4.28%	$308	4.15%	$231	3.30%	$151	2.55%

(1) Prior to adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a charge to earnings.
The net charge-offs on credit card loans for the year ended December 31, 2020, decreased when compared to the year ended December 31, 2019, due to decreased loan receivables, government stimulus and disaster relief programs. The net charge-offs on private student loans for the year ended December 31, 2020, decreased when compared to the year ended December 31, 2019, due to the impacts of government stimulus and disaster relief programs. The net charge-offs on personal loans for the year ended December 31, 2020, decreased when compared to the year ended December 31, 2019, due to improved underwriting, government stimulus and disaster relief programs.
The net charge-off rate on our credit card loans remained relatively flat for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the decrease in receivables year-over-year offset by the impact of improved underwriting, government stimulus and disaster relief programs. The net charge-off rate on our private student loans decreased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, due to the impacts of government stimulus and disaster relief programs. The net charge-off rate on our personal loans decreased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, due to improved underwriting and the impacts of government stimulus and disaster relief programs.

Delinquencies
Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency and loans restructured in TDR programs (dollars in millions):

	Years Ended December 31,
	2020		2019		2018		2017		2016
	$	%	$	%	$	%	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,478	2.07%	$2,019	2.62%	$1,772	2.43%	$1,532	2.28%	$1,252	2.04%
Private student loans(1)	$138	1.39%	$181	1.88%	$202	2.16%	$234	2.56%	$217	2.41%
Personal loans	$78	1.08%	$105	1.37%	$119	1.60%	$103	1.40%	$74	1.12%

Loans 90 or more days delinquent(2)
Credit card loans	$739	1.03%	$1,020	1.32%	$887	1.22%	$751	1.12%	$597	0.97%
Private student loans(1)	$28	0.28%	$46	0.47%	$51	0.54%	$53	0.57%	$58	0.65%
Personal loans	$25	0.35%	$31	0.40%	$35	0.47%	$30	0.41%	$19	0.29%

Loans not accruing interest	$243	0.26%	$266	0.28%	$302	0.34%	$233	0.28%	$216	0.29%

Loans restructured in TDR programs
Credit card loans(3)(4)(5)
Currently enrolled	$1,225	1.71%	$2,108	2.73%	$1,649	2.26%	$926	1.38%	$781	1.27%
No longer enrolled	448	0.63	1,254	1.62	599	0.82	390	0.58	304	0.49
Total credit card loans	$1,673	2.34%	$3,362	4.35%	$2,248	3.08%	$1,316	1.96%	$1,085	1.76%
Private student loans(6)	$286	2.87%	$269	2.79%	$182	2.36%	$137	1.94%	$86	1.35%
Personal loans(7)	$222	3.09%	$208	2.71%	$152	2.04%	$111	1.51%	$81	1.25%

(1)Includes PCD loans for all periods presented.
(2)Credit card loans that were 90 or more days delinquent at December 31, 2020, included $44 million in modified loans exempt from TDR status under the CARES Act. Within private student loans and personal loans that were 90 or more days delinquent at December 31, 2020, the respective amounts associated with modifications exempt from TDR status under the CARES Act were immaterial.
(3)We estimate that interest income recognized on credit card loans restructured in TDR programs was $221 million, $347 million, $180 million, $107 million and $88 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively. We do not separately track interest income on loans in TDR programs. This amount was estimated by applying an average interest rate to the average loans in the various TDR programs.
(4)We estimate that the incremental interest income that would have been recorded in accordance with the original terms of credit card loans restructured in TDR programs was $181 million, $202 million, $137 million, $86 million and $77 million, for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively. We do not separately track the amount of incremental interest income that would have been recorded if the loans in TDR programs had not been restructured and interest had instead been recorded in accordance with the original terms. This amount was estimated by applying the difference between the average interest rate earned on non-modified loans and the average interest rate earned on loans in the TDR programs to the average loans in the TDR programs.
(5)Credit card loans restructured in TDR programs include $94 million, $184 million, $124 million, $74 million and $60 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively, which are also included in loans 90 or more days delinquent.
(6)Private student loans restructured in TDR programs include $6 million, $10 million, $7 million, $5 million and $3 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively, which are also included in loans 90 or more days delinquent. Prior to the adoption of ASU No. 2016-13 on January 1, 2020, no modifications of PCD loans were accounted for as TDRs.
(7)Personal loans restructured in TDR programs include $6 million, $7 million, $6 million, $5 million and $2 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively, which are also included in loans 90 or more days delinquent.
The 30-day and 90-day delinquency rates in the table above include all loans, including TDRs, modified loans exempt from TDR status and prior modifications which are no longer required to be reported as TDRs. The 30-day and 90-day delinquency rates for credit card loans at December 31, 2020, decreased as compared to December 31, 2019, primarily due to government stimulus and disaster relief programs. The 30-day and 90-day delinquency rates for personal loans decreased at December 31, 2020, compared to December 31, 2019, as a result of improved underwriting, government stimulus and disaster relief programs. The 30-day and 90-day delinquency rates for student loans decreased at December 31, 2020, compared to December 31, 2019, due to government stimulus and disaster relief programs.

The balance of credit card loans reported as TDRs decreased at December 31, 2020, as compared to December 31, 2019, due to customer usage of loan modification programs subject to TDR exclusion pursuant to the CARES Act as well as the exclusion of customer accounts that had previously been classified as a TDR for which the account has been subsequently restructured to a market interest rate and the customer has demonstrated financial stability. As of December 31, 2020, there were approximately $1.1 billion, or 1.61%, of credit card loan receivables currently enrolled in a loan modification program that were exempt from TDR designation pursuant to the CARES Act. To provide additional clarity with respect to credit card loans classified as TDRs, the table above presents loans that are currently enrolled in modification programs separately from loans that have exited those programs but retain that classification.
The balance of private student and personal loans reported as TDRs increased at December 31, 2020, as compared to December 31, 2019, due to increased awareness and utilization of programs available to assist borrowers having difficulties meeting their payment obligations, offset by customer usage of loan modification programs subject to TDR exclusion pursuant to the CARES Act. As of December 31, 2020, there were approximately $101 million and $73 million, or 1.01% and 1.02%, of private student and personal loan receivables, respectively, restructured through a loan modification program that were exempt from the TDR designation pursuant to the CARES Act.
We believe loan modification programs are useful in assisting customers experiencing financial difficulties and help to prevent defaults. We plan to continue to use loan modification programs as a means to provide relief to customers experiencing temporary financial difficulties. See Note 4: Loan Receivables to our consolidated financial statements for further description of our use of loan modification programs to provide relief to customers experiencing financial hardship.
Modified and Restructured Loans
For information regarding modified and restructured loans, see “— Delinquencies,” “— Impact of COVID-19 on Loan Quality, “— COVID-19 Pandemic Response and Impact — Loan Receivables” and Note 4: Loan Receivables to our consolidated financial statements.
Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) (dollars in millions):

At December 31, 2020	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Credit card loans	$21,269	$37,982	$12,221	$71,472
Private student loans	365	1,857	7,732	9,954
Personal loans	2,109	4,801	267	7,177
Other loans	65	305	1,476	1,846
Total loan portfolio	$23,808	$44,945	$21,696	$90,449

(1)    Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.
At December 31, 2020, approximately $41.1 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $25.5 billion were fixed-rate loans.

Other Income
The following table presents the components of other income (dollars in millions):

	For the Years Ended December 31,			2020 vs. 2019 (Decrease) Increase		2019 vs. 2018 (Decrease) Increase
	2020	2019	2018	$	%	$	%
Discount and interchange revenue, net(1)	$933	$1,066	$1,074	$(133)	(12)%	$(8)	(1)%
Protection products revenue	180	194	204	(14)	(7)%	(10)	(5)%
Loan fee income	414	449	402	(35)	(8)%	47	12%
Transaction processing revenue	195	197	178	(2)	(1)%	19	11%
Gains (losses) on equity investments	80	(3)	—	83	(2,767)%	(3)	—%
Other income	56	93	97	(37)	(40)%	(4)	(4)%
Total other income	$1,858	$1,996	$1,955	$(138)	(7)%	$41	2%

(1)Net of rewards, including Cashback Bonus rewards, of $1.9 billion, $1.9 billion and $1.8 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
Total other income decreased $138 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, which was primarily driven by a decrease in discount and interchange revenue, other income and loan fee income, partially offset by gains on equity investments. Net discount and interchange revenue decreased as a result of a decline in sales volume due to the impacts of the COVID-19 pandemic. Other income decreased due to a non-recurring write-down of certain real estate facilities. Loan fee income decreased primarily due to lower late fees and cash advance fees. Gains on equity investments increased primarily from sales during the year.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Years Ended December 31,			2020 vs. 2019 Increase (Decrease)		2019 vs. 2018 Increase
	2020	2019	2018	$	%	$	%
Employee compensation and benefits	$1,894	$1,738	$1,627	$156	9%	$111	7%
Marketing and business development	659	883	857	(224)	(25)%	26	3%
Information processing and communications	540	409	350	131	32%	59	17%
Professional fees	717	753	672	(36)	(5)%	81	12%
Premises and equipment	113	107	102	6	6%	5	5%
Other expense	596	503	469	93	18%	34	7%
Total other expense	$4,519	$4,393	$4,077	$126	3%	$316	8%

Total other expense increased $126 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase was primarily driven by employee compensation and benefits, information processing and communications and other expense. Employee compensation and benefits increased as a result of higher average salaries, a larger headcount base, and a voluntary early retirement program which was initiated in the fourth quarter of 2020. The increase in information processing and communications was due to non-recurring software write-offs and investments in infrastructure. The increase in other expense was primarily due to a COVID-19 related non-cash impairment charge on the Diners Club business in the second quarter of 2020 and charges for penalties and restitution in connection with the student loan business. This was offset by a decrease in marketing costs due to COVID-19 related expense reductions in brand advertising for card.

Income Tax Expense
The following table reconciles our effective tax rate to the United States federal statutory income tax rate:

	For the Years Ended December 31,
	2020	2019	2018
United States federal statutory income tax rate	21.0%	21.0%	21.0%
United States state, local and other income taxes, net of United States federal income tax benefits	3.4	3.5	3.6
Tax credits	(4.4)	(1.4)	(1.3)
Other	0.5	(0.2)	0.5
Effective income tax rate	20.5%	22.9%	23.8%

Income tax expense	$294	$878	$855

For the year ended December 31, 2020, income tax expense decreased $584 million, or 66.5%, and the effective income tax rate decreased 2.4 percentage points percent as compared to the year ended December 31, 2019. The decrease in income tax expense was primarily driven by a decrease in pretax income. The effective tax rate decreased primarily due to tax credits having a higher rate benefit on lower pretax income.
Liquidity and Capital Resources
Impact of COVID-19 on Liquidity and Capital
We entered the COVID-19 pandemic in March 2020 with strong capital and liquidity positions sized to allow us to maintain normal operations during extended periods of financial market stress and disruptions to wholesale and retail funding sources. Our reserves of high-quality liquid assets and access to diverse funding channels allowed us to refrain from issuing debt while certain wholesale funding markets experienced disruptions and wider credit spreads, particularly during the second quarter of 2020. Moreover, our direct-to-consumer deposit balance increased substantially during the second and third quarters of 2020 as investors sought safe-haven assets. Consequently, our cash and other liquid assets balances have increased materially since the onset of the pandemic, curtailing our need for wholesale funding.
We remain well-capitalized with capital ratios in excess of regulatory minimums and took prudent actions to preserve and augment our capital when the macroeconomic and operating environment turned uncertain. Of note, we suspended our plans to purchase shares of our common stock through the end of 2020, took actions to reduce our exposures to higher-risk segments of our credit portfolio and issued preferred stock during the second quarter of 2020. We have also completed numerous stress tests to assess the impact of a severe economic downturn on our capital and liquidity and maintain ample amounts of both to ensure we remain well-capitalized and funded while continuing to serve our customers and extend special accommodations to those who need it.
The United States’ economy is recovering from a severe recession as a result of the COVID-19 pandemic. Considerable uncertainty exists about the path of recovery as the virus continues to spread throughout the United States while vaccines are not yet widely available. As a result, we plan to maintain prudent liquid asset and capital buffers as long as heightened uncertainty around the macroeconomic and financial operating environment persists.
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short- and long-term borrowings. Our primary liquidity sources include a liquidity portfolio comprised of highly liquid, unencumbered assets, including cash and cash equivalents, short-term investments and investment securities and secured borrowing capacity through private term asset-backed securitizations and Federal Home Loan Bank advances. In addition, we have unused borrowing capacity with the Federal Reserve discount window, which provides another source of contingent liquidity.

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”) and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts. At December 31, 2020, we had $63.5 billion of direct-to-consumer deposits and $13.4 billion of brokered and other deposits.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in both public and private transactions through DCENT, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller’s interest. We retain significant exposure to the performance of the securitized credit card receivables through holdings of the seller’s interest and subordinated classes of DCENT DiscoverSeries notes. At December 31, 2020, we had $10.6 billion of outstanding public asset-backed securities and $6.1 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended December 31, 2020, the DiscoverSeries three-month rolling average excess spread was 13.71%. The period of ultimate repayment would be determined by the amount and timing of collections received.
Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain an interest in a contractual minimum level of receivables in DCMT in excess of the face value of outstanding investors’ interests. This minimum interest is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables is set at approximately 7% in excess of the total investors’ interests, which includes interests held by third parties as well as those interests held by us. If the level of receivables in DCMT were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller’s interest exhibits seasonality as higher receivable balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller’s interest requirement, an early amortization (or repayment) of investors’ interests would be triggered.
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add additional receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of December 31, 2020, there were $27.3 billion of credit card receivables in DCMT and no accounts were added to those restricted for securitization investors for the year ended December 31, 2020. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.

The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At December 31, 2020	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$10,710	$3,455	$5,918	$1,337	$—

The “AAA(sf)” and “Aaa(sf)” ratings of the DCENT DiscoverSeries Class A Notes issued to date has been based, in part, on an FDIC rule, which created a safe harbor that provides that the FDIC, as conservator or receiver, will not use its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize assets transferred in connection with a securitization as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of FASB Accounting Standards Codification Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 2009. Other legislative and regulatory developments may, however, impact our ability or desire to issue asset-backed securities in the future.
Federal Home Loan Bank Advances
During the fourth quarter of 2020, Discover Bank became a member bank of the Federal Home Loan Bank of Chicago, one of 11 Federal Home Loan Banks (FHLBs) that, along with the Office of Finance, compose the Federal Home Loan Bank System. The FHLBs are government-sponsored enterprises of the United States of America chartered to improve the availability of funds to support home ownership. As such, senior debt obligations of the FHLBs feature the same credit ratings as United States Treasury securities and are considered high-quality liquid assets for bank regulatory purposes. Consequently, the FHLBs enjoy consistent capital markets access during nearly all macroeconomic and financial market conditions and low funding costs, which they pass on to their member banks when they borrow advances. Thus, we consider FHLB advances a stable and reliable funding source for Discover Bank for both normal and contingency purposes. We intend to pledge our home loans to the Federal Home Loan Bank of Chicago and periodically borrow advances against them. Under certain stressed conditions, we could also pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Student Loans
At December 31, 2020, $130 million of remaining principal balance was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At December 31, 2020	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,422
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2021-2031	$340
Discover Bank fixed-rate senior bank notes, maturing 2021-2030	$6,100
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.

Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as United States Treasury bills or notes, or federal agency mortgage bonds or debentures. At December 31, 2020, there were no outstanding balances in the federal funds market or under repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At December 31, 2020, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them in operational tests and for seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2020, Discover Bank had $32.9 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank; the purchase of investment securities for our liquidity portfolio; working capital; and debt and capital service. We assess funding uses and liquidity needs under stressed and normal operating conditions, considering primary uses of funding, such as on-balance sheet loans and contingent uses of funding, such as the need to post additional collateral for derivatives positions. In order to anticipate funding needs under stress, we conduct liquidity stress tests to assess the impact of idiosyncratic, systemic and hybrid (idiosyncratic and systemic) scenarios with varying levels of liquidity risk reflecting a range of stress severity.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including those for securitizations and unsecured senior and subordinated debt, may be affected by the credit ratings of DFS, Discover Bank and the securitization trusts. Downgrades in these credit ratings could result in higher interest expense on our unsecured debt and asset securitizations, as well as higher credit enhancement requirements for both our public and private asset securitizations. In addition to increased funding costs, deterioration in credit ratings could reduce our borrowing capacity in the unsecured debt and asset securitization capital markets.
We also maintain agreements with certain of our derivative counterparties that contain provisions that require DFS and Discover Bank to maintain an investment grade credit rating from specified major credit rating agencies. If its credit ratings were to fall below investment grade, Discover Bank would be required to post additional collateral, which would have been $0 million as of December 31, 2020. DFS (Parent Company) had no outstanding derivatives as of December 31, 2020, and therefore, no collateral was required.

In light of the COVID-19 pandemic, rating agencies have cited their expectation that the banking industry will experience heightened loan delinquencies and charge-offs given recent deterioration in the labor market. During the second quarter of 2020, Moody’s, Standard and Poor’s and Fitch Ratings affirmed our credit ratings; Standard and Poor’s and Fitch changed the outlook on our senior unsecured credit ratings from “stable,” to “negative,” while Moody’s retained a “stable” outlook on our credit ratings. Our credit ratings and outlooks on our debt have not changed since. A rating outlook reflects an agency's opinion regarding the likely rating direction over the medium term—often a period of about a year—but also indicates the agency's belief that the issuer's credit profile is consistent with its current rating level at that point in time. The table below reflects our current credit ratings and outlooks:

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

(1)An “sf” in the rating denotes rating agency identification for structured finance product ratings.
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
We employ a variety of metrics to monitor and manage liquidity. We utilize early warning indicators (“EWIs”) to detect emerging liquidity stress events and a reporting and escalation process that is designed to be consistent with regulatory guidance. The EWIs include both idiosyncratic and systemic measures and are monitored on a daily basis and reported to the ALCO regularly. A warning from one or more of these indicators triggers prompt review and decision-making by our senior management team and, in certain instances, may lead to the convening of a senior-level response team and activation of our contingency funding plan.
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
Our primary contingent liquidity sources include our liquidity portfolio securities, which we could sell, repo or borrow against at the Federal Home Loan Bank of Chicago, and private securitizations with unused borrowing capacity. In addition, we have unused borrowing capacity with the Federal Reserve discount window, which provides an additional source of contingent liquidity. We seek to maintain sufficient liquidity to be able to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In such an environment, we may also take actions to curtail the size of our balance sheet, which would reduce the need for funding and liquidity.
At December 31, 2020, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents, short-term investments and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve and United States Treasury bills. Short-term investments were primarily comprised of United States Treasury bills with contractual maturities greater than 90 days but less than one year at the time of acquisition. Investment securities primarily included debt obligations of the United States Treasury and residential mortgage-backed securities (“RMBS”) issued by United States government housing agencies or government-sponsored enterprises. These investments are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management policies. For instance, our liquidity portfolio grew materially during 2020 as our customer deposits increased and our loan balances declined, reflecting consumers’ response to the COVID-19 pandemic.
At December 31, 2020, our liquidity portfolio and undrawn credit facilities were $63.3 billion, which was $7.0 billion higher than the balance at December 31, 2019. During the year ended December 31, 2020 and 2019, the average balance of our liquidity portfolio was and $24.6 billion and $18.1 billion, respectively.

	December 31,
	2020	2019
	(dollars in millions)
Liquidity portfolio
Cash and cash equivalents(1)	$12,675	$6,406
Other short-term investments	2,200	—
Investment securities(2)	9,536	10,202
Total liquidity portfolio	24,411	16,608
Private asset-backed securitizations(3)	6,000	5,500
Primary liquidity sources	30,411	22,108
Federal Reserve discount window(3)	32,930	34,220
Total liquidity portfolio and undrawn credit facilities	$63,341	$56,328

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $117 million and $121 million of United States Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2020 and 2019, respectively.
(3)See “— Additional Funding Sources” for additional information.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred stock dividend payments and debt service obligations using existing cash resources. In prudently managing this metric, we structure our debt maturity schedule to minimize the amount of debt maturing within a short period of time. See Note 9: Long-Term Borrowings to our consolidated financial statements for further information regarding our debt.
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
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial position and operating results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory reforms, such as the impacts of CECL, may require us to hold more capital or adversely impact our capital level. We consider the potential impacts of these reforms in managing our capital position.
DFS and Discover Bank are subject to regulatory capital requirements that became effective January 2015 under final rules issued by the Federal Reserve and the FDIC to implement the provisions under the Basel Committee’s December 2010 framework (“Basel III rules”). The Basel III rules require DFS and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. Under Basel III rules for regulatory capital, DFS and Discover Bank are classified as “Standardized Approach” entities, defined as United States banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion.
As of January 1, 2019, thresholds within the Basel III rules are fully phased in with the exception of certain transition provisions that were frozen pursuant to regulations issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen will be replaced with new permanent thresholds as discussed below. Additionally, on March 27, 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented CECL the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022. We estimate that electing this option raised our Common Equity Tier 1 ("CET1") capital ratios in 2020. For additional information regarding the risk-based capital and leverage ratios, see Note 17: Capital Adequacy to our consolidated financial statements.
On March 4, 2020, the Federal Reserve announced the SCB final rule, which imposes limitations on our capital distributions if we do not maintain our capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. We participated in the CCAR supervisory stress test in 2020 and received our SCB of 3.5%, which primarily reflects the difference between our actual CET1 ratio as of the fourth quarter of 2019 and our projected minimum CET1 ratio based on the Federal Reserve’s models in its nine-quarter Severely Adverse stress scenario. The SCB became effective October 1, 2020. Under this rule, we are required to assess whether our planned capital actions are consistent with the effective capital distributions limitations that will apply on a pro-forma basis throughout the planning horizon. In December 2020, the Federal Reserve notified Discover Bank and other large banks that it reserves the right to recalculate their SCBs based on the results of the most recent round of capital stress tests. If it chooses to exercise this right, the Federal Reserve will notify those banks of its intent by March 31, 2021. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
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

Basel III rules also require disclosures relating to market discipline. This series of disclosures is commonly referred to as "Pillar 3." The objective is to increase transparency of capital requirements for banking organizations. We are required to make prescribed regulatory disclosures on a quarterly basis regarding our capital structure, capital adequacy, risk exposures and risk-weighted assets. We make the Pillar 3 disclosures publicly available on our website in a report called "Basel III Regulatory Capital Disclosures."
At December 31, 2020, DFS and Discover Bank met the requirements for “well-capitalized” status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules. Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and CCAR program. Refer to "— Regulatory Environment and Developments" for more information.
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders’ equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. As of December 31, 2020, tangible common equity is not formally defined by GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this measure and definitions may vary, so we advise users of this information to exercise caution in comparing this measure for different companies.
The following table provides a reconciliation of total common stockholders’ equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	December 31,
	2020	2019
Total common stockholders’ equity(1)	$9,828	$11,296
Less: goodwill	(255)	(255)
Less: intangible assets, net	(95)	(155)
Tangible common equity	$9,478	$10,886

(1)Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
Discover is required to submit a capital plan and submit to supervisory stress tests as part of the Federal Reserve’s CCAR process. On April 6, 2020, we submitted our annual capital plan to the Federal Reserve covering the period July 1, 2020, to June 30, 2021. On June 25, 2020, we received the results of that stress test. Given the severe, pandemic-induced economic recession, the Federal Reserve required us, along with all other CCAR firms, to prepare and submit a second capital plan in November 2020, in response to another capital stress test reflecting macroeconomic conditions since the COVID-19 outbreak. We received the results of that second capital plan in December 2020. In conjunction with those results, the Federal Reserve extended certain limits on the capital distribution of CCAR banks, as discussed below.
We recently declared a quarterly cash dividend on our common stock of $0.44 per share, payable on March 4, 2021 to holders of record on February 18, 2021, which is consistent with the quarterly amount paid throughout 2020. In light of the current economic downturn, the Federal Reserve required all large banks participating in the CCAR supervisory stress tests to cap common stock dividends at the lower of the prior quarter’s dividend or the average of a firm’s net income over the preceding four quarters. We also recently declared a semi-annual cash dividend on our Series C and Series D preferred stock. The Series C preferred stock pays a dividend of $2,750 per share, equal to $27.50 per depositary share, payable on April 30, 2021 to holders of record on April 15, 2021, which is consistent with the amount paid in the second and fourth quarters of 2019 and 2020. The Series D preferred stock pays a dividend of $4,611 per share, equal to $46.11 per depositary share, payable on March 23, 2021 to holders of record on March 8, 2021. The series D preferred dividend includes a $30.63 semi-annual dividend plus $15.48 for a long first dividend period.
Our old share repurchase program, which had $1.2 billion of remaining authorization, expired on September 30, 2020. In January 2021, our Board of Directors approved a new share repurchase program authorizing up to $1.1 billion of share repurchases. The program expires on December 31, 2021. Our decision to repurchase shares of common stock will depend on our financial results, prevailing and expected economic conditions, potential regulatory limitations and other considerations. For example, the Federal Reserve is currently restricting CCAR banks from paying common stock dividends and share repurchases that would exceed an amount equal to the average of a firm’s net income over the preceding four calendar quarters. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. Having suspended share repurchases early in 2020 in recognition of the pandemic-induced economic downturn, we repurchased no common stock during the three months ended December 31, 2020. During the year ended December 31, 2020, we repurchased approximately 4 million shares, or 1.4% of our outstanding common stock as of December 31, 2019, for $320 million.
The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors, such as the impact of CECL. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent to which our banking subsidiary can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or adversely impact our capital level. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
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

		Payments Due By Period
At December 31, 2020	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	More Than Five Years
Deposits(1)(2)	$76,904	$66,484	$6,779	$2,229	$1,412
Borrowings(3)	21,241	4,217	8,603	3,158	5,263
Operating leases	85	13	20	19	33
Interest payments on fixed-rate debt	2,161	536	748	484	393
Purchase obligations(4)	1,587	531	690	327	39
Other liabilities(5)	335	81	65	46	143
Total contractual obligations	$102,313	$71,862	$16,905	$6,263	$7,283

(1)Deposits do not include interest payments because payment amounts and timing cannot be reasonably estimated as certain deposit accounts have early withdrawal rights and the option to roll interest payments into the balance.
(2)Deposits due in less than one year include deposits with indeterminate maturities.
(3)See Note 9: Long-Term Borrowings to our consolidated financial statements for further discussion. Total future payment of interest charges for the floating-rate notes is estimated to be $109 million as of December 31, 2020, utilizing the current interest rates as of that date.
(4)Purchase obligations for goods and services include payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license, telecommunications agreements and global acceptance contracts. Purchase obligations also include payments under rewards program agreements with merchants. Purchase obligations at December 31, 2020, reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statement of financial condition.
(5)Other liabilities include our expected benefit payments associated with our pension plan, the contingent liability associated with our other investments accounted for under the equity method and a commitment to purchase certain when-issued mortgage-backed securities under an agreement with the Delaware State Housing Authority as part of our community reinvestment initiatives.
As of December 31, 2020, our consolidated statement of financial condition reflects a liability for unrecognized tax benefits of $56 million and approximately $15 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations about which there is uncertainty have been excluded from the contractual obligations table. See Note 15: Income Taxes to our consolidated financial statements for further information concerning our tax obligations.
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At December 31, 2020, our unused credit arrangements were approximately $213.7 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements.
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
Our interest rate sensitive assets include our variable-rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At December 31, 2020, the majority of our credit card and student loans charge variable rates. Assets with rates that are fixed at period end but will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets that have a fixed interest rate but contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses, which for purposes of this analysis, are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or London Interbank Offered Rate (“LIBOR”), which will reset before the end of the 12-month period, or liabilities that have fixed rates at the fiscal period end but will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, are also considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior and overall growth and composition of the balance sheet. The degree to which our deposit rates change when benchmark interest rates change — our deposit “beta” — is one of the more significant of these assumptions. Assumptions about deposit beta and other matters are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented below. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term versus long-term rates, balance sheet composition, competitor actions affecting pricing decisions for our loans and deposits and strategic actions undertaken by management.
We would describe our current short-term interest rate risk position as being moderately asset sensitive. We believe this position is prudent given that benchmark interest rates remain well below historical norms. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At December 31, 2020		At December 31, 2019
Basis point change	$	%	$	%
+100	$153	1.55%	$12	0.12%
-100	N/A	N/A	$(13)	(0.13)%

We have not provided an estimate of any impact on net interest income of a decrease in interest rates at December 31, 2020 as many of our interest rate sensitive assets and liabilities are tied to interest rates (i.e., Prime and

LIBOR) that are already at or near their historical minimum levels and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that United States market interest rates could fall below zero percent, this has not historically occurred in the United States.

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2020, of the Company and our report dated February 17, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses — Refer to Notes 1, 2 and 4 to the financial statements.
Critical Audit Matter Description
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses, which introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolios. Estimates of expected credit losses under the CECL model are based on relevant information about current conditions, historical experience and reasonable and supportable forward-looking forecasts regarding collectability of the loan portfolio.
In order to estimate the expected credit losses, new credit loss models were implemented to align with the CECL model. Assumptions used to estimate expected credit losses under the CECL model included, but were not limited to, key economic assumptions applied over a reasonable and supportable forecast period and, for the credit card portfolio, the application of a credit card payment allocation policy.
During the year ended December 31, 2020, the economic impacts of the COVID-19 pandemic introduced increased uncertainty to the CECL estimate, specifically related to key economic assumptions used within the model. The selection of key assumptions and evaluation of model output required significant judgment from management. At December 31, 2020, the total allowance for loans was $8.2 billion.
Given the significant estimates and assumptions management makes to estimate the allowance for loan losses and the impact of the COVID-19 pandemic on the economic environment, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit modeling specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses balance included the following procedures, among others:
•We tested the design and operating effectiveness of management’s controls over the determination and review of model methodology, significant assumptions and model overlays, if applicable
•We evaluated whether the method (including the model), data, and significant assumptions are appropriate in the context of the applicable financial reporting framework
•We tested the relevance and reliability of internal and external data used within the models, including whether the data is accurate and complete when internally derived
•With assistance from credit modeling specialists, we evaluated whether the model is suitable for determining the estimate, which included understanding the model methodology and logic and whether the selected method for estimating loan losses is appropriate for each loan portfolio
•We evaluated whether the significant economic assumptions were reasonable and internally and externally consistent
•We evaluated the reasonableness and consistency of the reasonable and supportable forecast period
•We evaluated whether judgments have been applied consistently to the model and that any adjustments to the output of the model are consistent with the measurement objective of the applicable financial reporting framework and are appropriate in the circumstances
•We considered any contradictory evidence that arose while performing our procedures, and whether or not this evidence was indicative of management bias
•We evaluated the completeness and accuracy of the Company’s allowance for credit losses disclosures

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 17, 2021
We have served as the Company’s auditor since the spin-off from its former parent company in 2007 and as Discover Bank’s (a wholly owned subsidiary of the Company) auditor since 1985.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition

	December 31,
	2020	2019
	(dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$13,564	$6,924
Restricted cash	25	40
Other short-term investments	2,200	—
Investment securities (includes available-for-sale securities of $9,654 and $10,323 reported at fair value with associated amortized cost of $9,277 and $10,173 at December 31, 2020 and 2019, respectively)	9,914	10,595
Loan receivables
Loan receivables	90,449	95,894
Allowance for credit losses(1)	(8,226)	(3,383)
Net loan receivables	82,223	92,511
Premises and equipment, net	1,027	1,057
Goodwill	255	255
Intangible assets, net	95	155
Other assets	3,586	2,459
Total assets	$112,889	$113,996
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$75,695	$71,955
Non-interest bearing deposit accounts	1,209	791
Total deposits	76,904	72,746
Long-term borrowings	21,241	25,701
Accrued expenses and other liabilities	3,860	3,690
Total liabilities	102,005	102,137
Commitments, contingencies and guarantees (Notes 15, 18 and 19)
Stockholders’ Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 567,898,063 and 566,653,650 shares issued at December 31, 2020 and 2019, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 and 5,700 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,056	563
Additional paid-in capital	4,257	4,206
Retained earnings	19,955	21,290
Accumulated other comprehensive income (loss)	45	(119)
Treasury stock, at cost; 261,300,765 and 256,496,492 shares at December 31, 2020 and 2019, respectively	(14,435)	(14,087)
Total stockholders’ equity	10,884	11,859
Total liabilities and stockholders’ equity	$112,889	$113,996

(1)Prior to adoption of Accounting Standards Update ("ASU") No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
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

	December 31,
	2020	2019
	(dollars in millions)
Assets
Restricted cash	$25	$40
Loan receivables	$27,546	$31,840
Allowance for credit losses allocated to securitized loan receivables(1)	$(1,936)	$(1,179)
Other assets	$4	$5
Liabilities
Long-term borrowings	$10,840	$14,284
Accrued expenses and other liabilities	$8	$15

(1)Prior to adoption of Accounting Standards Update ("ASU") No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income

	For the Years Ended December 31,
	2020	2019	2018
	(dollars in millions, except per share amounts)
Interest income
Credit card loans	$8,985	$9,690	$8,835
Other loans	1,817	1,871	1,726
Investment securities	252	179	40
Other interest income	41	253	292
Total interest income	11,095	11,993	10,893
Interest expense
Deposits	1,231	1,587	1,238
Short-term borrowings	32	—	—
Long-term borrowings	602	943	901
Total interest expense	1,865	2,530	2,139
Net interest income	9,230	9,463	8,754
Provision for credit losses(1)	5,134	3,231	3,035
Net interest income after provision for credit losses	4,096	6,232	5,719
Other income
Discount and interchange revenue, net	933	1,066	1,074
Protection products revenue	180	194	204
Loan fee income	414	449	402
Transaction processing revenue	195	197	178
Gains (losses) on equity investments	80	(3)	—
Other income	56	93	97
Total other income	1,858	1,996	1,955
Other expense
Employee compensation and benefits	1,894	1,738	1,627
Marketing and business development	659	883	857
Information processing and communications	540	409	350
Professional fees	717	753	672
Premises and equipment	113	107	102
Other expense	596	503	469
Total other expense	4,519	4,393	4,077
Income before income tax expense	1,435	3,835	3,597
Income tax expense	294	878	855
Net income	$1,141	$2,957	$2,742
Net income allocated to common stockholders	$1,104	$2,908	$2,689
Basic earnings per common share	$3.60	$9.09	$7.81
Diluted earnings per common share	$3.60	$9.08	$7.79

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2020	2019	2018
	(dollars in millions)
Net income	$1,141	$2,957	$2,742
Other comprehensive income, net of tax
Unrealized gains on available-for-sale investment securities, net of tax	172	102	16
Unrealized gains (losses) on cash flow hedges, net of tax	5	(39)	9
Unrealized pension and post-retirement plan (losses) gains, net of tax	(13)	(26)	—
Other comprehensive income	164	37	25
Comprehensive income	$1,305	$2,994	$2,767

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(dollars in millions, shares in thousands)
Balance at December 31, 2017	6	$563	563,498	$6	$4,042	$16,687	$(152)	$(10,254)	$10,892
Cumulative effect of ASU No. 2018-02 adoption	—	—	—	—	—	29	(29)	—	—
Net income	—	—	—	—	—	2,742	—	—	2,742
Other comprehensive income	—	—	—	—	—	—	25	—	25
Purchases of treasury stock	—	—	—	—	—	—	—	(2,065)	(2,065)
Common stock issued under employee benefit plans	—	—	96	—	6	—	—	—	6
Common stock issued and stock-based compensation expense	—	—	1,258	—	82	—	—	—	82
Dividends — common stock ($1.50 per share)	—	—	—	—	—	(521)	—	—	(521)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2018	6	563	564,852	6	4,130	18,906	(156)	(12,319)	11,130
Net income	—	—	—	—	—	2,957	—	—	2,957
Other comprehensive income	—	—	—	—	—	—	37	—	37
Purchases of treasury stock	—	—	—	—	—	—	—	(1,768)	(1,768)
Common stock issued under employee benefit plans	—	—	97	—	7	—	—	—	7
Common stock issued and stock-based compensation expense	—	—	1,705	—	69	—	—	—	69
Dividends — common stock ($1.68 per share)	—	—	—	—	—	(542)	—	—	(542)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2019	6	563	566,654	6	4,206	21,290	(119)	(14,087)	11,859
Cumulative effect of ASU No. 2016-13 adoption						(1,902)			(1,902)
Net income	—	—	—	—	—	1,141	—	—	1,141
Other comprehensive income	—	—	—	—	—	—	164	—	164
Purchases of treasury stock	—	—	—	—	—	—	—	(348)	(348)
Common stock issued under employee benefit plans	—	—	192	—	10	—	—	—	10
Common stock issued and stock-based compensation expense	—	—	1,052	—	41	—	—	—	41
Preferred stock issued	5	493	—	—	—	—	—	—	493
Dividends — common stock ($1.76 per share)	—	—	—	—	—	(543)	—	—	(543)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2020	11	$1,056	567,898	$6	$4,257	$19,955	$45	$(14,435)	$10,884

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
	(dollars in millions)
Cash flows provided by operating activities
Net income	$1,141	$2,957	$2,742
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses(1)	5,134	3,231	3,035
Deferred income taxes	(672)	(133)	(190)
Depreciation and amortization	485	436	435
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(320)	(421)	(403)
Net (gains) losses on investments and other assets	(26)	37	45
Other, net	200	82	83
Changes in assets and liabilities:
Decrease (increase) in other assets	118	(202)	(7)
Increase (decrease) in accrued expenses and other liabilities	136	209	(549)
Net cash provided by operating activities	6,196	6,196	5,191

Cash flows provided by (used for) investing activities
Maturities of other short-term investments	5,850	1,000	—
Purchases of other short-term investments	(8,046)	(1,000)	—
Maturities of available-for-sale investment securities	1,007	140	838
Purchases of available-for-sale investment securities	(113)	(7,183)	(2,554)
Maturities of held-to-maturity investment securities	54	31	18
Purchases of held-to-maturity investment securities	(44)	(66)	(82)
Net principal repaid (disbursed) on loans originated for investment	3,045	(7,844)	(8,480)
Proceeds from returns of investment	94	—	—
Purchases of other investments	(72)	(68)	(65)
Purchases of premises and equipment	(261)	(284)	(254)
Net cash provided by (used for) investing activities	1,514	(15,274)	(10,579)

Cash flows (used for) provided by financing activities
Proceeds from issuance of securitized debt	—	3,519	4,766
Maturities and repayment of securitized debt	(3,531)	(6,287)	(4,447)
Proceeds from issuance of other long-term borrowings	494	1,340	2,233
Maturities and repayment of other long-term borrowings	(1,755)	(286)	(1,756)
Proceeds from issuance of common stock	10	7	6
Purchases of treasury stock	(348)	(1,768)	(2,065)
Net increase in deposits	4,128	4,945	8,961
Proceeds from issuance of preferred stock	493	—	—
Dividends paid on common and preferred stock	(576)	(573)	(552)
Net cash (used for) provided by financing activities	(1,085)	897	7,146
Net increase (decrease) in cash, cash equivalents and restricted cash	6,625	(8,181)	1,758
Cash, cash equivalents and restricted cash, at beginning of period	6,964	15,145	13,387
Cash, cash equivalents and restricted cash, at end of period	$13,589	$6,964	$15,145

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$13,564	$6,924	$13,299
Restricted cash	25	40	1,846
Cash, cash equivalents and restricted cash, at end of period	$13,589	$6,964	$15,145

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest expense	$1,799	$2,407	$1,847
Income taxes, net of income tax refunds	$901	$1,088	$650

(1)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements
1.Background and Basis of Presentation
Description of Business
Discover Financial Services (“DFS” or the “Company”) is a digital banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company provides digital banking products and services and payment services through its subsidiaries. The Company offers its customers credit card loans, private student loans, personal loans, home loans and deposit products. The Company also operates the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the United States for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
The Company’s business activities are managed in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in business segment reporting, see Note 22: Segment Disclosures.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. However, the Company did not have a controlling voting interest in any entity other than its wholly-owned subsidiaries in the periods presented in the accompanying consolidated financial statements.
It is also the Company’s policy to consolidate any VIEs for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) as well as the student loan securitization trust. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust Servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, (i) the power to direct the activities that most significantly impact the economic performance of the trust and (ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other VIE during the years ended December 31, 2020, 2019 and 2018.
For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. The Company also applies the equity method to its investments in qualified affordable housing projects and similar tax credit partnerships. In cases where the Company’s equity investment is less than 20% and significant influence does not exist, such investments are carried at cost as they typically do not have readily determinable fair values, and are adjusted for any impairment in value.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued several additional ASUs that clarify the scope and application of the new credit loss guidance. Topic 326 replaced the incurred loss model with the current expected credit loss (“CECL”) approach. For loans carried at amortized cost, the allowance for credit losses is now based on management’s current estimate of all anticipated credit losses over the remaining expected life of the loans. Upon the origination of a loan, the Company will record its estimate of all expected credit losses on that loan through an immediate charge to earnings. Updates to that estimate each period will be recorded through provision expense. The CECL estimate is based on historical experience, current conditions and reasonable and supportable forecasts.
As compared to prior GAAP, the CECL approach increases the Company’s allowance for credit losses on loan receivables as a result of: (i) recording reserves for expected losses, not simply those deemed to be already incurred, (ii) extending the loss estimate period over the entire life of the loan and (iii) presenting the credit loss component of the purchased credit-impaired (“PCI”) loan portfolio in the allowance for credit losses rather than embedding it within the loan carrying value. The allowance for credit losses on all loans carried at amortized cost, including loans previously referred to as PCI loans and loans modified in a troubled debt restructuring (“TDR”) are measured under the CECL approach. Previous specialized measurement guidance for PCI loans, which are now referred to as purchased credit-deteriorated (“PCD”), and TDRs was eliminated, although certain separate disclosure guidance was retained.
Measurement of credit impairment of available-for-sale debt securities generally remains unchanged under the new rules, but any credit impairment is recorded through an allowance, rather than a direct write-down of the security. The Company invests in United States Treasury obligations and residential mortgage-backed securities issued by government agencies, which have long histories with no credit losses and are explicitly or implicitly guaranteed by the United States government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments.
The ASU became effective for the Company on January 1, 2020, and required modified-retrospective application, meaning a cumulative-effect adjustment was recorded as of the effective date without adjusting comparative prior periods. This cumulative-effect adjustment did not reflect the economic disruption resulting from the coronavirus disease 2019 (“COVID-19”) since the global disruption occurred subsequent to January 1, 2020. As a result of adoption, the Company recorded:
•A $2.5 billion increase to the allowance for credit losses primarily representing the adjustment for recording reserves for expected losses, not simply those deemed to be already incurred, and extending the loss estimate period over the entire life of the loan;
•A $0.6 billion increase to other assets related to deferred tax assets on the larger allowance for credit losses;
•An offsetting $1.9 billion decrease, net of tax, to the opening balance of retained earnings; and
•Immaterial adjustments to the following:
•The carrying value of PCD loans and related accrued interest reflected in other assets; and
•Accrued expenses and other liabilities to record reserves for unfunded commitments.
As required by the ASU, financial statement results and balances prior to January 1, 2020, have not been retrospectively adjusted to reflect the amendments in ASU No. 2016-13. Therefore, current period results and balances are not comparable to prior period amounts, particularly with regard to the provision and allowance for credit losses (and their related subtotals)
In January 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The ASU clarifies that certain optional expedients and exceptions provided in Topic 848 (see discussion below pertaining to ASU No. 2020-04) also apply to derivatives that do not reference a rate that is being discontinued but otherwise are affected by reference rate reform. The ASU clarifies that changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates (commonly referred to as the “discounting transition”) are within the scope of Topic 848. The ASU was effective upon issuance and was retrospectively adopted as of October 1, 2020. It was initially applied in October 2020 with the election of optional relief from contract modification accounting for eligible interest rate swaps affected by a change in discounting methodology. The Company does not expect there to be a material impact to the financial statements. See Note 20: Fair Value Measurements for more information.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU addresses operational challenges resulting from the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other reference rates at the end of 2021. By providing optional practical expedients and exceptions to applying certain GAAP requirements, ASU No. 2020-04 provides temporary relief designed to ease the operational cost and burden of accounting for contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. In general, the optional expedients and exceptions allow eligible contracts that are modified due to reference rate reform to be accounted for prospectively as a continuation of those contracts, permit companies to preserve hedge accounting for hedging relationships affected by reference rate reform and enable companies to make a one-time election to transfer or sell certain held-to-maturity debt securities indexed to LIBOR or another reference rate that is expected to be discontinued. The temporary expedients and exceptions are elective and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with the exception of hedging relationships existing as of that date for which certain optional expedients have been elected and are expected to be retained through the end of the hedging relationships. The ASU became effective upon issuance and it was initially applied by the Company in October 2020 with the election of optional relief from contract modification accounting for eligible interest rate swaps affected by a change in discounting methodology. As part of its overall evaluation of reference rate reform, management is still evaluating the impact that LIBOR replacement will have on the Company’s financial statements. Any such impacts will be prospective in nature and the Company expects it to affect net interest income and fair value estimates after the effective date of such rate replacement. The Company does not expect there to be a material impact to the financial statements.
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments, with maturities of 90 days or less when purchased, excluding amounts restricted by certain contractual or other obligations. Cash and cash equivalents included $1.1 billion and $959 million of cash and due from banks and $12.5 billion and $6.0 billion of interest-earning deposits at other banks at December 31, 2020 and 2019, respectively.
Restricted Cash
Restricted cash includes cash for which the Company’s ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2020, investment securities consisted of United States Treasury obligations and mortgage-backed securities issued by government agencies. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”) included in stockholders’ equity. The Company estimates the fair value of available-for-sale investment securities as more fully discussed in Note 20: Fair Value Measurements. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. The United States Treasury obligations and residential mortgage-backed securities issued by government agencies in which the Company invests have long histories with no credit losses and are explicitly or implicitly guaranteed by the United States government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments.

Loan Receivables
Loan receivables consist of credit card receivables and other loan receivables. Loan receivables also include unamortized net deferred loan origination fees and costs (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). Credit card loan receivables are reported at their principal amounts outstanding and include uncollected billed interest and fees and are reduced for unearned revenue related to balance transfer fees (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). Other loans consist of private student loans, personal loans and other loans and are reported at their principal amounts outstanding. For private student loans, principal amounts outstanding also include accrued interest that has been capitalized. The Company’s loan receivables are deemed to be held for investment at origination or acquisition because management has the intent and ability to hold them for the foreseeable future. Cash flows associated with loans originated or acquired for investment are classified as cash flows from investing activities, regardless of a subsequent change in intent.
Delinquent Loans and Charge-Offs
The entire balance of an account is contractually past due if the minimum payment is not received by the specified date on the customer’s billing statement. Delinquency is reported on loans that are 30 days or more past due.
Credit card loans are charged off at the end of the month during which an account becomes 180 days past due. Closed-end unsecured consumer loan receivables are charged off at the end of the month during which an account becomes 120 days contractually past due. Customer bankruptcies and probate accounts are charged off by the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day or 120-day time frame described above. Receivables associated with alleged or potential fraudulent transactions are adjusted to their net realizable value upon receipt of notification of such fraud through a charge to other expense and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day or 120-day time frame described above. The Company’s charge-off policies are designed to comply with guidelines established by the Federal Financial Institutions Examination Council (“FFIEC”).
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
Allowance for Credit Losses
The Company maintains an allowance for credit losses at a level that is appropriate to absorb net credit losses anticipated over the remaining expected life of loan receivables as of the balance sheet date. The estimate of expected credit losses considers uncollectible principal, interest and fees associated with the Company's loan receivables existing as of the balance sheet date. Additionally, the estimate includes expected recoveries of amounts that were either previously charged off or are expected to be charged off. The allowance is evaluated quarterly for appropriateness and is maintained through an adjustment to the provision for credit losses. Charge-offs of principal amounts of loans outstanding are deducted from the allowance and subsequent recoveries of such amounts increase the allowance. Charge-offs of loan balances representing unpaid interest and fees result in a reversal of interest and fee income, respectively, which is effectively a reclassification of the provision for credit losses.
The Company calculates its allowance for credit losses by estimating expected credit losses separately for classes of receivables with similar risk characteristics. This results in segmenting the portfolio by loan product type, which is the level that the Company develops and documents its methodology for determining the allowance for credit losses. The estimate of expected credit losses for each loan product type is based on: (i) a reasonable and supportable forecast period; (ii) a reversion period; and (iii) a post-reversion period based on historical information covering the remaining life of the loan, all of which is netted with expected recoveries. The lengths of the reasonable and supportable forecast and reversion periods can vary and are subject to a quarterly assessment that considers the economic outlook and level of variability among macroeconomic forecasts. Generally, a straight-line method is used to revert from the reasonable and supportable forecast period to the post-reversion period, but in certain stressed scenarios, a weighted approach may be deemed more appropriate.
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
For credit card loans, the Company uses a modeling framework that includes the following components for estimating expected credit losses:
•Probability of default: this component estimates the probability of charge-off at different points in time over the life of each loan.
•Exposure at default: this component estimates the portion of the balance sheet date balance remaining at any given time of charge-off for each loan. Given that there is no stated life of a receivable balance on a revolving credit card account, the Company applies a percentage of expected payments to estimate the portion of the balance that would remain at the time of charge-off.
•Loss given default: this component estimates the percentage of exposure (i.e., net loss) at time of charge-off that cannot be recovered, with the offsetting forecast recoveries being the driver of this estimate.
•Recoveries from previously charged-off accounts are estimated separately and are netted as part of the aggregation of all of the components of the card loss modeling framework.
For private student loans and personal loans, the Company uses vintage-based models that estimate expected credit losses over the life of the loan, net of recovery estimates, impacted mainly by time elapsed since origination, credit quality of origination vintages and macroeconomic forecasts.
The components described above for credit card, private student and personal loans are developed utilizing historical data and applicable macroeconomic variable inputs based on statistical analysis and customer behavioral relationships with credit performance. Expected recoveries from loans charged off as of the balance sheet date are modeled separately and included in the allowance estimate. The Company leverages these models and recent macroeconomic forecasts for the portion of the estimate associated with the reasonable and supportable forecast period. To estimate expected credit losses for the remainder of the life of the credit card loans, the Company reverts to historical experience of credit card loans with characteristics similar to those as of the balance sheet date and observed over various phases of a credit cycle. To estimate expected credit losses for the remainder of the life of private student and personal loans, the Company reverts to use of average macroeconomic variables over an appropriate historical period.
The considerations in these models include past and current loan performance, loan growth and seasoning, risk management practices, account collection strategies, economic conditions, bankruptcy filings, policy changes and forecasting uncertainties. Consideration of past and current loan performance includes the post-modification performance of loans modified in a troubled debt restructuring. For the credit card loan portfolio, the Company estimates its credit losses on a loan-level basis, which includes loans that are delinquent and/or no longer accruing interest and/or loans that have been restructured. For the remainder of its portfolio, including private student, personal and other loans, the Company estimates its credit losses on a pooled basis. For all loan types, recoveries are estimated at a pooled level based on estimates of future cash flows derived using historical experience.
Accrued interest receivable on credit card loans is included in the estimate of expected credit losses once billed to the customer (i.e., once the interest becomes part of the loan balance). Except as noted in the following sentence, an allowance for credit losses is not recorded for unbilled credit card interest or accrued interest receivable on other loan classes as the impact to the allowance for credit losses is not material. Accrued interest receivable on student loans that have not yet entered repayment is included in the estimate of expected credit losses.
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

As part of certain collection strategies, the Company may modify the terms of loans to customers experiencing financial hardship. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on private student loans and certain grants of private student loan forbearance are accounted for as troubled debt restructurings. The Company classifies a modified loan in which a concession has been granted to the borrower as a troubled debt restructuring based on the cumulative length of the concession period and credit quality of the borrower.
Loan receivables that have been modified are subject to the same requirements for the accrual of expected credit loss over their expected remaining lives as described above for unmodified loans. The effects of all loan modifications, including TDRs, loan modifications exempt from TDR status pursuant to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”) and Skip-a-Pay (payment deferral) programs, are reflected in the allowance for credit losses. An adjustment to the allowance for credit losses is not recorded for reasonably expected TDRs as the impact is not material. When the impact of the concession can only be captured by use of a discounted cash flow method (or a reconcilable method), such method is used to measure the allowance for credit losses.
Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach. As required by the ASU, financial statement results and balances prior to January 1, 2020, have not been retrospectively adjusted to reflect the amendments in ASU No. 2016-13. Therefore, current period results and balances are not comparable to prior period amounts, particularly with regard to the provision and allowance for credit losses (and their related subtotals). See Note 2: Summary of Significant Accounting Policies to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2019 for more information related to the incurred loss approach.
Premises and Equipment, net
Premises and equipment, net, are stated at cost less provisions for impairment and accumulated depreciation and amortization. Accumulated depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. The Company periodically reviews the estimated useful lives and may adjust them as necessary. Buildings are depreciated over a period of thirty-nine years. The costs of improvements are capitalized and depreciated either over the asset’s estimated useful life, typically ten years to fifteen years, or over the remaining term of the lease, when applicable. Furniture and fixtures are depreciated over a period of five years to ten years. Equipment is depreciated over three years to ten years. Maintenance and repairs are immediately expensed when incurred, while the costs of significant improvements are capitalized.
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
Goodwill
Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reported goodwill relates to PULSE, which it acquired in 2005. The Company’s goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No impairment was identified during the impairment test conducted as of October 1, 2020.
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
The Company’s non-amortizable intangible assets consist primarily of the brand-related intangibles and international transaction processing rights included in the acquisition of Diners Club. These assets are deemed to have indefinite useful lives and are therefore not subject to amortization. All of the Company’s non-amortizable intangible assets are subject to a test for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As required by GAAP, if the carrying value of a non-amortizable intangible asset is in excess of its fair value, the asset must be written down to its fair value through the recognition of an impairment charge to earnings. In contrast to amortizable intangibles, there is no test for recoverability associated with the impairment test for non-amortizable intangible assets. No significant impairment concerns were identified during the annual impairment test conducted as of October 1, 2020. See Note 7: Goodwill and Intangibles for additional details on the Company’s intangible assets.
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
Advertising Costs
The Company expenses television and radio advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $212 million, $264 million and $258 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Income Taxes
Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recognized when their realization is determined to be more likely than not. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results in a change in circumstances and which causes a change in management’s judgement about the realizability of the related deferred tax asset is included in the current tax provision. Uncertain tax positions are measured at the highest amount of tax benefit for which realization is judged to be more likely than not. Tax benefits that do not meet these criteria are unrecognized tax benefits. The Company recognizes and reports interest and penalties, if necessary, related to uncertain tax positions within its provision for income tax expense. See Note 15: Income Taxes for more information about the Company’s income taxes.
Accumulated Other Comprehensive Income
The Company records unrealized gains and losses on available-for-sale securities, changes in the fair value of cash flow hedges and certain pension and foreign currency translation adjustments in other comprehensive income (“OCI”) on an after-tax basis where applicable. The Company’s policy is to adjust the tax effects of a component of AOCI in the same period in which the item is sold or otherwise derecognized, or when the carrying value of the item is remeasured. Details of OCI, net of tax, are presented in the statement of comprehensive income and a rollforward of AOCI is presented in the consolidated statements of changes in stockholders’ equity and Note 13: Accumulated Other Comprehensive Income.
Significant Revenue Recognition Accounting Policies
Loan Interest and Fee Income
Interest on loans is comprised largely of interest on credit card loans and is recognized based on the amount of loans outstanding and their contractual interest rate. Interest on credit card loans is included in loan receivables when billed to the customer. The Company accrues unbilled interest revenue each month from a customer’s billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in accrued interest receivable on the consolidated statements of financial condition. Interest on other loan receivables is accrued each month in accordance with their contractual terms and recorded in accrued interest receivable, which is included in other assets in the consolidated statements of financial condition.
The Company recognizes fees (except balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the estimated life of the related balance. As of December 31, 2020 and 2019, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $62 million and $67 million, respectively. Loan fee income consists of fees on credit card loans and includes late, cash advance, returned check and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2020 and 2019, the remaining unamortized deferred costs related to loan origination were $157 million and $178 million, respectively, and were recorded in loan receivables.
The Company accrues interest and fees on loan receivables until the loans are paid or charged off, except in instances of customer bankruptcy, death or fraud, where no further interest and fee accruals occur following notification. Credit card and closed-end consumer loan receivables are placed on non-accrual status upon receipt of notification of the bankruptcy or death of a customer or suspected fraudulent activity on an account. Upon completion of the fraud investigation, non-fraudulent credit card and closed-end consumer loan receivables may resume accruing interest. Payments received on non-accrual loans are allocated according to the same payment hierarchy applied to loans that are accruing interest. When loan receivables are charged off, unpaid accrued interest and fees are reversed against the income line items in which they were originally recorded in the consolidated statements of income. Charge-offs and recoveries of amounts that relate to capitalized interest on private student loans are treated as principal charge-offs and recoveries, affecting the provision for credit losses rather than interest income. The Company considers uncollectible interest and fee revenues in assessing the adequacy of the allowance for credit losses.
Interest income from loans accounted for as troubled debt restructurings is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not in such programs.
Discount and Interchange Revenue
The Company earns discount revenue from fees charged to merchants with whom it has entered into card acceptance agreements for processing credit card purchase transactions. The Company earns acquirer interchange revenue primarily from merchant acquirers on Discover Network, Diners Club and PULSE transactions made by credit and debit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing payment card transactions. These card acceptance arrangements generally renew automatically and do not have fixed durations. Under these agreements, the Company stands ready to process payment transactions as and when each is presented. The Company earns discount, interchange and similar fees only when transactions are processed. Contractually defined per-transaction fee amounts typically apply to each type of transaction processed and are recognized as revenue at the time each transaction is captured for settlement. These fees are typically collected by the Company as part of the process of settling transactions daily with merchants and acquirers and are fully earned at the time settlement is made.
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
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the years ended December 31, 2020, 2019 and 2018, rewards costs amounted to $1.9 billion, $1.9 billion and $1.8 billion, respectively. The liability for customer rewards was $1.7 billion at both December 31, 2020 and 2019, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
Protection Products Revenue
The Company earns revenue related to fees received for ancillary products and services, including payment protection and identity theft protection services, to its credit card customers. A portion of this revenue comprises amounts earned for arranging for the delivery of products offered by third-party service providers. The amount of revenue recorded is generally based on either a percentage of a customer’s outstanding balance or a flat fee, in either case assessed monthly and recognized as earned. These contracts are month-to-month arrangements that are cancellable at any time. The Company recognizes each monthly fee in the period to which the service or coverage relates.
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
Future Revenue Associated with Customer Contracts
For contracts under which the Company processes payment card transactions, the Company has the right to assess fees for services performed and to collect those fees through the settlement process. The Company generates essentially all of its discount and interchange revenue and transaction processing revenue, as well as some revenue reported as other income, through such contracts. There is no specified quantity of service promised in these contracts as the number of payment transactions is dependent upon cardholder behavior, which is outside the control of the Company and its network customers (i.e., merchants, acquirers, issuers and other network participants). As noted above, these contracts are typically without fixed durations and renew automatically. For these reasons, the Company does not make or disclose an estimate of revenue associated with performance obligations attributable to the remaining terms of these contracts. Future revenue associated with the Company’s sales-based royalty revenues earned from Diners Club licensees is similarly variable and open-ended and therefore the Company does not make or disclose an estimate of royalties associated with performance obligations attributable to the remaining terms of the licensing and royalty arrangements. Because of the nature of the services and the manner of collection associated with the majority of the Company’s revenue from contracts with customers, material receivables or deferred revenues are not generated.
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a distinct good or service is received by the Company in exchange for the payment and the fair value of the good or service can be reasonably estimated. If no such good or service is identified, then the entire payment is classified as contra-revenue and included in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $33 million and $24 million at December 31, 2020 and 2019, respectively.
3.    Investments
The Company’s other short-term investments and investment securities consist of the following (dollars in millions):

	December 31,
	2020	2019
United States Treasury bills(1)	$2,200	$—
Total other short-term investments	$2,200	$—

United States Treasury securities(2)	$9,354	$9,906
Residential mortgage-backed securities - Agency(3)	560	689
Total investment securities	$9,914	$10,595

(1)Includes United States Treasury bills with maturity dates greater than 90 days but less than one year at the time of acquisition.
(2)Includes $117 million and $121 million of United States Treasury securities pledged as swap collateral as of December 31, 2020 and 2019, respectively.
(3)Consists of residential mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2020
Available-for-Sale Investment Securities(1)
United States Treasury securities	$8,987	$367	$—	$9,354
Residential mortgage-backed securities - Agency	290	10	—	300
Total available-for-sale investment securities	$9,277	$377	$—	$9,654
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$260	$9	$—	$269
Total held-to-maturity investment securities	$260	$9	$—	$269

At December 31, 2019
Available-for-Sale Investment Securities(1)
United States Treasury securities	$9,759	$155	$(8)	$9,906
Residential mortgage-backed securities - Agency	414	3	—	417
Total available-for-sale investment securities	$10,173	$158	$(8)	$10,323
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$272	$3	$(1)	$274
Total held-to-maturity investment securities	$272	$3	$(1)	$274

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities that were classified as held-to-maturity as they were entered into as a part of the Company’s community reinvestment initiatives.
The Company invests in United States Treasury obligations and residential mortgage-backed securities issued by government agencies, which have long histories with no credit losses and are explicitly or implicitly guaranteed by the United States government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments.
The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2019
Available-for-Sale Investment Securities
United States Treasury securities	11	$1,402	$(8)	$—	$—
Held-to-Maturity Investment Securities
Residential mortgage-backed securities - Agency	58	$64	$—	$19	$(1)

As of December 31, 2020, there were no investment securities with aggregate gross unrealized losses. There were no proceeds from sales or recognized gains and losses on available-for-sale securities during the years ended December 31, 2020, 2019 and 2018. See Note 13: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the years ended December 31, 2020, 2019 and 2018.

Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the tables below (dollars in millions):

At December 31, 2020	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
United States Treasury securities	$2,633	$6,354	$—	$—	$8,987
Residential mortgage-backed securities - Agency(1)	—	45	235	10	290
Total available-for-sale investment securities	$2,633	$6,399	$235	$10	$9,277
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$260	$260
Total held-to-maturity investment securities	$—	$—	$—	$260	$260

Available-for-Sale Investment Securities—Fair Values
United States Treasury securities	$2,661	$6,693	$—	$—	$9,354
Residential mortgage-backed securities - Agency(1)	—	47	243	10	300
Total available-for-sale investment securities	$2,661	$6,740	$243	$10	$9,654
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$269	$269
Total held-to-maturity investment securities	$—	$—	$—	$269	$269

(1)    Maturities of residential mortgage-backed securities are reflective of the contractual maturities of the investment.

At December 31, 2020	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Weighted-Average Yields(1)
U.S Treasury securities	1.91%	2.25%	—%	—%	2.15%
Residential mortgage-backed securities - Agency	—%	1.62%	2.07%	0.99%	1.97%
Total available-for-sale investment securities	1.91%	2.24%	2.07%	0.99%	2.14%
Held-to-Maturity Investment Securities—Weighted-Average Yields
Residential mortgage-backed securities	—%	—%	—%	3.13%	3.13%
Total held-to-maturity investment securities	—%	—%	—%	3.13%	3.13%

(1)The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.
Taxable interest on investment securities was $252 million, $179 million and $40 million for the years ended December 31, 2020, 2019 and 2018, respectively. There was no tax exempt interest on investment securities for the years ended December 31, 2020, 2019 and 2018.
Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the consolidated statements of financial condition. The portion of each investment’s operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the

Company does not have a controlling financial interest in the investee entities. As of December 31, 2020 and 2019, the Company had outstanding investments in these entities of $353 million and $336 million, respectively, and related contingent liabilities of $93 million and $74 million, respectively. Of the above outstanding equity investments, the Company had $324 million and $298 million of investments related to affordable housing projects as of December 31, 2020 and 2019, respectively, which had $79 million and $59 million related contingent liabilities, respectively.
The Company holds non-controlling equity positions in several payments services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of December 31, 2020 and 2019, the carrying value of these investments, which is recorded within other assets on the Company’s consolidated statements of financial condition, was $35 million and $42 million, respectively.
4.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company’s classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	December 31,
	2020	2019
Credit card loans(1)(2)	$71,472	$77,181
Other loans(3)
Private student loans(4)	9,954	9,653
Personal loans	7,177	7,687
Other	1,846	1,373
Total other loans	18,977	18,713
Total loan receivables	90,449	95,894
Allowance for credit losses(5)	(8,226)	(3,383)
Net loan receivables	$82,223	$92,511

(1)Amounts include carrying values of $16.7 billion and $18.9 billion underlying investors’ interest in trust debt at December 31, 2020 and 2019, respectively, and $10.6 billion and $12.7 billion in seller’s interest at December 31, 2020 and 2019, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $420 million and $471 million at December 31, 2020 and 2019, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $469 million, $49 million and $6 million, respectively, at December 31, 2020 and $461 million, $53 million and $4 million, respectively, at December 31, 2019.
(4)Amounts include carrying values of $250 million and $292 million in loans pledged as collateral against the note issued from a student loan securitization trust at December 31, 2020 and 2019, respectively. See Note 5: Credit Card and Student Loan Securitization Activities for additional information.
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

The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	December 31,
	2020				2019
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans(1)	$58,950	82%	$12,522	18%	$61,997	80%	$15,184	20%
Private student loans by origination year(2)(3)
2020	$1,173	95%	$60	5%
2019	1,659	96%	61	4%	$1,176	93%	$92	7%
2018	1,365	96%	61	4%	1,518	95%	79	5%
2017	1,052	95%	57	5%	1,198	95%	69	5%
2016	797	94%	47	6%	934	94%	58	6%
Prior	3,422	94%	200	6%	4,229	93%	300	7%
Total private student loans	$9,468	95%	$486	5%	$9,055	94%	$598	6%
Personal loans by origination year
2020	$2,880	99%	$25	1%
2019	2,183	96%	90	4%	$3,529	98%	$62	2%
2018	1,018	92%	90	8%	1,941	93%	140	7%
2017	558	89%	69	11%	1,167	90%	136	10%
2016	189	87%	28	13%	475	88%	65	12%
Prior	38	81%	9	19%	145	84%	27	16%
Total personal loans	$6,866	96%	$311	4%	$7,257	94%	$430	6%

(1)Amounts include $1.0 billion and $956 million of revolving line-of-credit arrangements that were converted to term loans as a result of a TDR program as of December 31, 2020 and 2019, respectively.
(2)A majority of student loan originations occur in the third quarter and disbursements can span multiple calendar years.
(3)FICO score represents the higher credit score of the cosigner or borrower.

Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company’s loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	December 31,
	2020			2019
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$739	$739	$1,478	$999	$1,020	$2,019
Private student loans by origination year(1)(2)
2020	$—	$—	$—
2019	3	1	4	$—	$—	$—
2018	9	3	12	4	1	5
2017	12	4	16	11	3	14
2016	14	3	17	14	5	19
Prior	72	17	89	106	37	143
Total private student loans	$110	$28	$138	$135	$46	$181
Personal loans by origination year
2020	$5	$2	$7
2019	18	9	27	$11	$3	$14
2018	15	7	22	27	11	38
2017	10	5	15	22	10	32
2016	4	1	5	10	5	15
Prior	1	1	2	4	2	6
Total personal loans	$53	$25	$78	$74	$31	$105

(1)Student loans may include a deferment period, during which customers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.
(2)Includes PCD loans for all periods presented.
In response to the COVID-19 pandemic, the Company expanded borrower relief offerings to include Skip-a-Pay (payment deferral) and other loan modification programs, complementing the assistance already available through existing loan modification programs. The accounts using these modifications as a result of the COVID-19 pandemic impact were evaluated for potential exclusion from TDR status either due to the insignificance of the concession or because they qualified for exemption pursuant to the CARES Act.
The Skip-a-Pay (payment deferral) programs allowed customers on a monthly or other periodic basis to request approval to skip their payment(s) for that month or period. The utilization of these Skip-a-Pay (payment deferral) programs had a favorable impact on reported credit performance because, pursuant to regulatory guidelines, accounts enrolled in the Skip-a-Pay (payment deferral) programs did not advance through delinquency cycles in the same time frame as would have occurred without the Skip-a-Pay (payment deferral) programs. Specifically, current accounts enrolled in the Skip-a-Pay (payment deferral) programs did not advance to delinquency and delinquent accounts enrolled in the Skip-a-Pay (payment deferral) programs did not advance to the next delinquency cycle or to charge-off. The Skip-a-Pay (payment deferral) programs provided only an insignificant delay in payment on the enrolled accounts or loans and therefore those deferrals were not classified as TDRs.
While the Company continues to support and provide assistance to all customers impacted by the COVID-19 pandemic, the Company is no longer offering new enrollments in the Skip-a-Pay (payment deferral) programs or other loan modifications developed specifically for COVID-19 as of August 31, 2020. By the fourth quarter of 2020, there was no material impact to delinquencies from these payment deferrals since delinquent loans were advancing through the delinquency cycles or to charge-off as appropriate after these payment deferrals ceased being offered.

Allowance for Credit Losses
The following tables provide changes in the Company’s allowance for credit losses (dollars in millions):

	For the Year Ended December 31, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total
Balance at December 31, 2019(1)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(2)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(3)	4,379	251	476	11	5,117
Deductions
Charge-offs	(3,101)	(85)	(289)	(1)	(3,476)
Recoveries	663	21	57	—	741
Net charge-offs	(2,438)	(64)	(232)	(1)	(2,735)
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226

	For the Year Ended December 31, 2019
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total
Balance at December 31, 2018(1)	$2,528	$169	$338	$6	$3,041
Additions
Provision for credit losses(1)	2,849	51	332	(1)	3,231
Deductions
Charge-offs	(3,165)	(82)	(369)	(1)	(3,617)
Recoveries	671	13	47	—	731
Net charge-offs(4)	(2,494)	(69)	(322)	(1)	(2,886)
Other(5)	—	(3)	—	—	(3)
Balance at December 31, 2019(1)	$2,883	$148	$348	$4	$3,383

	For the Year Ended December 31, 2018
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total
Balance at December 31, 2017(1)	$2,147	$162	$301	$11	$2,621
Additions
Provision for credit losses(1)	2,594	95	345	1	3,035
Deductions
Charge-offs	(2,734)	(97)	(345)	(6)	(3,182)
Recoveries	521	12	37	—	570
Net charge-offs(4)	(2,213)	(85)	(308)	(6)	(2,612)
Other(5)	—	(3)	—	—	(3)
Balance at December 31, 2018(1)	$2,528	$169	$338	$6	$3,041

(1)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(2)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2016-13 on January 1, 2020.
(3)Excludes a $17 million build of the liability for expected credit losses on unfunded commitments for the year ended December 31, 2020, as the liability is recorded in accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.
(4)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a charge to earnings.
(5)Net change in reserves on PCD pools having no remaining non-accretable difference (prior to adoption of ASU No. 2016-13 on January 1, 2020).

The allowance for credit losses was $8.2 billion at December 31, 2020, which reflects a $4.8 billion build over the amount of the allowance for credit losses at December 31, 2019. The allowance build across all loan products was due to (i) a $2.5 billion cumulative-effect adjustment for the adoption of CECL on January 1, 2020, and (ii) a $2.3 billion build that primarily reflects an economic outlook that included the COVID-19 pandemic and resulting economic stress.
In estimating the allowance at December 31, 2020, the Company used a macroeconomic forecast that projected (i) a peak unemployment rate of 8.7%, recovering to 8.2% by the end of 2021 with slow recovery over the next few years and (ii) a 2.7% growth in gross domestic product in 2021. The Company also considered the uncertainties associated with some of the assumptions used in the macroeconomic forecast, including the amount and timing of additional government stimulus. Furthermore, the estimate contemplated the impact of previous government stimulus programs and other company-initiated loan modification programs on borrower payment trends. The impact of the COVID-19 pandemic on the economy continues to cause uncertainty in assumptions surrounding factors such as length and depth of economic stresses and longer term impacts on borrower behavior, which has required significant management judgment in estimating the allowance for credit losses.
Company-initiated loan modification programs include those offered specifically in response to the COVID-19 pandemic as well as existing programs offered to customers experiencing difficulty making their payments. In addition to Skip-a-Pay (payment deferral) programs, which ended on August 31, 2020, the Company has other modification programs that customers have utilized during the period related to the pandemic. The accounts using these modifications as a result of the pandemic impact were evaluated for potential exclusion from TDR status either due to the insignificance of the concession or because they qualified for exemption under the CARES Act. The effects of all loan modifications, including TDRs, loan modifications exempt from TDR status under the CARES Act and Skip-a-Pay (payment deferral) programs, are considered as part of the process for determining the estimate of expected loss reflected in the allowance for credit losses.
The forecast period management deemed to be reasonable and supportable was 18 months for all periods since the adoption of CECL except for the estimate as of March 31, 2020. The decrease to 12 months as of March 31, 2020, was due to the uncertainty caused by the rapidly changing economic environment resulting from the COVID-19 pandemic. The return to an 18-month reasonable and supportable forecast period was based on the view that the present macroeconomic conditions will last for a longer period than previously expected. The reversion period was 12 months for all quarters since the adoption of CECL. During the first quarter of 2020, a straight-line method was used to revert to appropriate historical information. In the second quarter of 2020, the high degree of economic stress led the Company to apply a weighted reversion method for credit card loans that puts more emphasis on the loss forecast model rather than lower historical losses. For similar reasons, the Company determined it was appropriate to apply a weighted reversion method for all loans in the third and fourth quarter.
The net charge-offs on credit card loans for the year ended December 31, 2020, decreased when compared to the year ended December 31, 2019, due to decreased loan receivables, government stimulus and disaster relief programs. The net charge-offs on private loans for the year ended December 31, 2020, decreased when compared to the year ended December 31, 2019, due to the impacts of government stimulus and disaster relief programs. The net charge-offs on personal loans for the year ended December 31, 2020, decreased when compared to the year ended December 31, 2019, due to improved underwriting, government stimulus and disaster relief programs. The net charge-offs on other loans for the year ended December 31, 2020, remained flat when compared to the same period in 2019.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$484	$515	$442
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$117	$123	$109

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company’s loan portfolio is shown below for each class of loan receivables (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At December 31, 2020
Credit card loans	$739	$739	$1,478	$687	$209
Other loans
Private student loans(2)	110	28	138	27	12
Personal loans	53	25	78	23	12
Other	8	3	11	—	10
Total other loans	171	56	227	50	34
Total loan receivables	$910	$795	$1,705	$737	$243

At December 31, 2019
Credit card loans	$999	$1,020	$2,019	$940	$237
Other loans
Private student loans(2)	135	46	181	45	11
Personal loans	74	31	105	29	12
Other	5	2	7	—	6
Total other loans	214	79	293	74	29
Total loan receivables	$1,213	$1,099	$2,312	$1,014	$266

(1)The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $33 million, $45 million and $41 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers’ current balances and most recent interest rates.
(2)Includes PCD loans for all periods presented.
Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, student and personal loan borrowers who may be experiencing financial hardship. The Company considers a modified loan in which a concession has been granted to the borrower to be a TDR based on the cumulative length of the concession period and credit quality of the borrower. New programs are evaluated to determine which of them meet the definition of a TDR, including modification programs provided to customers for temporary relief due to the economic impacts of the COVID-19 pandemic. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs are also available for credit card and personal loans. For all temporary modification programs, including those created specifically in response to the COVID-19 pandemic, the modified loans are evaluated for potential exclusion from TDR status either due to the insignificance of the concession or because they qualify for exemption pursuant to the CARES Act. To the extent the accounts do not meet the requirements for exclusion, temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on student loans and certain grants of student loan forbearance, result in the loans being classified as TDRs. In addition, loans that defaulted (see table on loans that defaulted from a TDR program that follows) or graduated from modification programs or forbearance continue to be classified as TDRs, except as noted below.
For credit card customers, the Company offers both temporary and permanent hardship programs. The temporary hardship programs consist of an interest rate reduction and in some cases a reduced minimum payment, both lasting for a period no longer than 12 months. Charging privileges on these accounts are generally suspended while in the program and if certain criteria are met, may be reinstated following completion of the program. Beginning in 2020, credit card accounts of borrowers that have previously participated in a temporary interest rate reduction program and that have both demonstrated financial stability and had their charging privileges reinstated at a market-based interest rate, are excluded from the balance of TDRs.

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
At December 31, 2020 and 2019, there were $5.7 billion and $5.6 billion, respectively, of private student loans in repayment and $117 million and $46 million, respectively, in forbearance. To assist student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and a determination of financial distress based on an evaluation of the credit quality of the borrower using FICO scores.
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
Borrower performance after using payment programs or forbearance is monitored. The Company believes the programs are useful in assisting customers experiencing financial difficulties and allowing them to make timely payments. In addition to helping customers with their credit needs, these programs are designed to maximize collections and ultimately the Company’s profitability. The Company plans to continue to use payment programs and forbearance as a means to provide relief to customers experiencing temporary financial difficulties and, as a result, expects to have additional loans classified as TDRs in the future.
In order to evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the years ended December 31, 2020, 2019 and 2018, the Company quantified the amount by which interest and fees were reduced during the periods. During the years ended December 31, 2020, 2019 and 2018, the Company forgave approximately $66 million, $73 million and $48 million, respectively, of interest and fees as a result of accounts entering into a credit card loan TDR program. For all loan products, interest income on modified loans is recognized based on the modified contractual terms.
TDR program balances and number of accounts have been favorably impacted by the exclusion of certain modifications from the TDR designation in accordance with the CARES Act and are lower than they otherwise would have been. The Omnibus and COVID Relief and Response Act extended the loan modification relief provided by the CARES Act through the earlier of January 1, 2022, or the date that is 60 days after the termination of the national emergency declared by the President of the United States of America on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19. As such, reported TDRs are expected to remain lower than they otherwise would have been.

The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Years Ended December 31,
	2020		2019		2018
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	152,055	$1,022	368,009	$2,364	268,817	$1,713
Private student loans	1,916	$35	6,742	$124	4,057	$74
Personal loans	8,805	$114	10,945	$147	8,260	$111

(1)Accounts that entered a credit card TDR program include $670 million, $741 million and $491 million that were converted from revolving line-of-credit arrangements to term loans during the years ended December 31, 2020, 2019 and 2018, respectively.
The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Years Ended December 31,
	2020		2019		2018
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
Troubled debt restructurings that subsequently defaulted
Credit card loans(1)(2)	48,075	$276	71,326	$410	42,659	$239
Private student loans(3)	1,119	$22	1,406	$27	1,041	$19
Personal loans(2)	3,145	$46	4,152	$59	2,955	$40

(1)Terms revert back to the pre-modification terms for customers who default from a temporary program and charging privileges remain suspended in most cases.
(2)For credit card loans and personal loans, a customer defaults from a modification program either after two consecutive missed payments or at charge-off, depending on the program. The outstanding balance upon default is generally the loan balance at the end of the month prior to default.
(3)For student loans, defaults have been defined as loans that are 60 or more days delinquent. The outstanding balance upon default is generally the loan balance at the end of the month prior to default.
Of the account balances that defaulted as shown above for the years ended December 31, 2020, 2019 and 2018, approximately 53%, 38% and 36%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For accounts that have defaulted from a TDR program and have not been subsequently charged off, the balances are included in the allowance for credit loss analysis discussed above under “— Allowance for Credit Losses.”

Geographical Distribution of Loans
The Company originates credit card loans throughout the United States. The geographic distribution of the Company’s credit card loan receivables was as follows (dollars in millions):

	December 31,
	2020		2019
	$	%	$	%
California	$6,273	8.8%	$7,110	9.2%
Texas	6,182	8.6	6,543	8.5
Florida	4,931	6.9	5,176	6.7
New York	4,836	6.8	5,335	6.9
Illinois	3,714	5.2	4,084	5.3
Pennsylvania	3,616	5.1	3,873	5.0
Ohio	3,005	4.2	3,207	4.2
New Jersey	2,558	3.6	2,807	3.6
Georgia	2,204	3.1	2,325	3.0
Michigan	1,983	2.8	2,165	2.8
Other	32,170	44.9	34,556	44.8
Total credit card loans	$71,472	100%	$77,181	100%

The Company originates private student, personal and other loans throughout the United States. The geographic distribution of private student, personal and other loan receivables was as follows (dollars in millions):

	December 31,
	2020		2019
	$	%	$	%
New York	$1,797	9.5%	$1,859	9.9%
California	1,706	9.0	1,764	9.4
Pennsylvania	1,317	6.9	1,275	6.8
Texas	1,224	6.4	1,151	6.2
Illinois	1,163	6.1	1,157	6.2
New Jersey	1,002	5.3	980	5.2
Florida	975	5.1	930	5.0
Ohio	758	4.0	739	4.0
Massachusetts	588	3.1	594	3.2
Michigan	585	3.1	585	3.1
Other	7,862	41.5	7,679	41.0
Total other loans	$18,977	100%	$18,713	100%

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

The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The subordinated classes are held by wholly-owned subsidiaries of Discover Bank. The Company is exposed to credit-related risk of loss associated with trust assets as of the balance sheet date through the retention of these subordinated interests. The current expected credit loss on trust assets is included in the allowance for credit losses estimate.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2020	2019
Restricted cash	$16	$28

Investors’ interests held by third-party investors	10,600	14,100
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	6,121	4,796
Seller’s interest	10,575	12,652
Loan receivables(1)	27,296	31,548
Allowance for credit losses allocated to securitized loan receivables(1)(2)	(1,936)	(1,179)
Net loan receivables	25,360	30,369
Other	3	5
Carrying value of assets of consolidated variable interest entities	$25,379	$30,402

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company’s balance sheet in accordance with GAAP.
(2)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of December 31, 2020, no economic or other early amortization events have occurred.
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

Student Loan Securitization Activities
Private student loan trust receivables are reported in loan receivables and the related debt issued by the trust is reported in long-term borrowings. The assets of the trust are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trust. With the exception of the trust’s restricted assets, the trust and investors have no recourse to the Company’s other assets or the Company’s general credit for a shortage in cash flows.
Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trust until cash is released in accordance with the trust indenture agreement. Similar to the credit card securitizations, the Company continues to own and service the student loan receivables held by the trust and receives servicing fees from the trust based on a percentage of the principal balance outstanding. Although the servicing fee income offsets the fee expense related to the trust and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income, net of related expenses.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2020	2019
Restricted cash	$9	$12
Student loan receivables	250	292
Carrying value of assets of consolidated variable interest entities	$259	$304

6.    Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2020	2019
Land	$38	$42
Buildings and improvements	673	693
Furniture, fixtures and equipment	1,125	1,082
Software	901	851
Premises and equipment	2,737	2,668
Less: accumulated depreciation	(1,349)	(1,276)
Less: accumulated amortization of software	(361)	(335)
Premises and equipment, net	$1,027	$1,057

Depreciation expense was $98 million, $84 million and $75 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense on capitalized software was $100 million, $80 million and $67 million for the years ended December 31, 2020, 2019 and 2018, respectively.
7.    Goodwill and Intangible Assets
Goodwill
As of December 31, 2020 and 2019, the Company had goodwill of $255 million related to PULSE, which is part of the Payment Services segment. The Company conducted its annual goodwill impairment test as of October 1, 2020 and 2019 and no impairment charges were identified.

Intangible Assets
The Company’s amortizable intangible assets consisting of customer relationships and trade names resulted from various acquisitions and are primarily included in the Payment Services segment.
Non-amortizable intangible assets consist primarily of trade name intangibles and international transaction processing rights included in the Payment Services segment.

In the second quarter of 2020, the Company conducted an interim impairment test on its Diners Club trade names and international transaction processing rights non-amortizable intangible assets, due to changes in the international travel and entertainment businesses and a declining revenue outlook for the foreseeable future resulting from the COVID-19 pandemic. The valuation methodology used to value the trade names and international transaction processing rights was based on a discounted cash flow method, consistent with the methodology used for annual impairment testing. As a result of this analysis, the Company determined that the trade names and international transaction processing rights were impaired and recognized a charge in its Payment Services segment of $36 million and $23 million, respectively. The impairment was recorded in other expense on the consolidated statements of income. As of December 31, 2020, the trade names have a remaining net book value of $92 million and the international transaction processing rights have no remaining net book value.

The Company conducted its annual impairment test of non-amortizable intangible assets as of October 1, 2020 and 2019 and no additional material impairment charges were identified.

The following table summarizes the Company’s intangible assets (dollars in millions):

	December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets
Customer relationships	$69	$69	$—	$69	$68	$1
Trade name and other	8	5	3	8	5	3
Total amortizable intangible assets	77	74	3	77	73	4
Non-amortizable intangible assets
Trade names	92	—	92	128	—	128
International transaction processing rights	—	—	—	23	—	23
Total non-amortizable intangible assets	92	—	92	151	—	151
Total intangible assets	$169	$74	$95	$228	$73	$155

Amortization expense related to the Company’s intangible assets was not material for the years ended December 31, 2020, 2019 and 2018 and the expected amortization expense for the next five years based on intangible assets at the end of the current period is not material, either individually or in the aggregate.

8.    Deposits
The Company offers its deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”) and (ii) indirectly through contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts.
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	December 31,
	2020	2019
Certificates of deposit in amounts less than $100,000	$19,105	$25,113
Certificates of deposit in amounts $100,000 or greater(1)	9,164	9,268
Savings deposits, including money market deposit accounts	47,426	37,574
Total interest-bearing deposits	$75,695	$71,955

(1)Includes $2.6 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation (“FDIC”) insurance limit, as of December 31, 2020 and 2019.
The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

December 31, 2020
Three months or less	$2,461
Over three months through six months	1,669
Over six months through twelve months	2,883
Over twelve months	2,151
Total	$9,164

The following table summarizes certificates of deposit maturing over each of the next five years and thereafter (dollars in millions):

December 31, 2020
2021	$17,850
2022	4,520
2023	2,259
2024	1,363
2025	866
Thereafter	1,411
Total	$28,269

9.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	December 31, 2020				December 31, 2019
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2021-2024	1.85% - 3.32%	2.74%	$6,041	$8,609
Floating-rate asset-backed securities(2)(3)	2021-2024	0.39% - 0.76%	0.56%	4,669	5,515
Total Discover Card Master Trust I and Discover Card Execution Note Trust				10,710	14,124

Floating-rate asset-backed security(4)(5)	2031	4.25%	4.25%	130	160
Total student loan securitization trust				130	160
Total long-term borrowings - owed to securitization investors				10,840	14,284

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75% - 5.20%	4.16%	3,337	3,296
Fixed-rate retail notes	2021-2031	2.85% - 4.60%	3.73%	336	340

Discover Bank
Fixed-rate senior bank notes(1)	2021-2030	2.45% - 4.65%	3.57%	6,213	6,785
Fixed-rate subordinated bank notes(1)	2028	4.68%	4.68%	515	996
Total long-term borrowings				$21,241	$25,701

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”) or Overnight Index Swap (“OIS”) Rate. Use of these interest rate swaps impacts carrying value of the debt. See Note 21: Derivatives and Hedging Activities.
(2)Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of December 31, 2020.
(3)The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest payments on a portion of these long-term borrowings. There is no impact on debt carrying value from use of these interest rate swaps. See Note 21: Derivatives and Hedging Activities.
(4)The student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of December 31, 2020.
(5)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The date shown represents final maturity date.
The following table summarizes long-term borrowings maturing over each of the next five years and thereafter (dollars in millions):

Amount
2021	$4,217
2022	5,201
2023	3,402
2024	2,625
2025	533
Thereafter	5,263
Total	$21,241

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2020, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn at December 31, 2020. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar year 2022. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
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
Directors’ Compensation Plan
The Directors’ Compensation Plan, which is stockholder approved, permits the grant of RSUs to non-employee directors. Under the Directors’ Compensation Plan, the Company may issue awards of up to a total of 1 million shares of common stock to non-employee directors. Shares of stock that are issuable pursuant to the awards granted under the Directors’ Compensation Plan may be authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $150 thousand by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest in full on the earlier of the one year anniversary of the date of grant or immediately prior to the first annual meeting of shareholders following the date of grant. RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.
Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
RSUs	$49	$49	$49
PSUs(1)	(8)	20	32
Total stock-based compensation expense	$41	$69	$81

Income tax benefit	$9	$12	$15

(1)Total PSU expense for the year ended December 31, 2020, includes an incremental $2.4 million representing a modification to the 2018 PSU award. The nature of the modification was to adjust the payout to compensate for the 2020 CECL adoption impact on EPS.

RSUs
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2019	2,148,976		$182
Granted	631,692
Conversions to common stock	(769,525)
Forfeited	(76,744)
RSUs at December 31, 2020	1,934,399	0.83	$175
Vested and convertible RSUs at December 31, 2020	728,787	0.00	$66

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 20191)	1,104,562	$72.33
Granted	631,692	$76.58
Vested	(705,427)	$72.56
Forfeited	(76,744)	$77.19
Unvested RSUs at December 31, 2020(1)	954,083	$74.58

(1)Unvested RSUs represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
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
The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2020	2019	2018
Intrinsic value of RSUs converted to common stock	$55	$93	$67
Grant-date fair value of RSUs vested	$51	$48	$54
Weighted-average grant-date fair value of RSUs granted	$76.58	$73.52	$77.53

As of December 31, 2020, there was $23 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.84 years.
RSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.

PSUs
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2019(1)	723,533	$73.56		$61
Granted	299,936	$85.25
Conversions to common stock	(243,100)	$71.17
Forfeited	(51,641)	$75.81
PSUs at December 31, 2020(1)(2)(3)(4)	728,728	$79.01	1.18	$66

(1)    All PSUs outstanding at December 31, 2020 and December 31, 2019, are unvested PSUs.
(2)    Includes 225,182 PSUs granted in 2018 that are earned based on the Company’s achievement of earnings per share (“EPS”) during the three-year performance period which ends December 31, 2020, and are subject to the requisite service period which ended February 1, 2021.
(3)    Includes 211,799 PSUs granted in 2019 that are earned based on the Company’s achievement of EPS during the three-year performance period which ends December 31, 2021, and are subject to the requisite service period which ends February 1, 2022.
(4)    Includes 291,747 PSUs granted in 2020 that may be earned based on the Company’s achievement of EPS during the three-year performance period which ends December 31, 2022, and are subject to the requisite service period which ends February 1, 2023.
Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Each PSU outstanding at December 31, 2020, is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to 1.5 shares per unit of the Company’s common stock on the conversion date for the PSU, contingent on the number of PSUs to be issued. PSUs have a performance period of three years and a vesting period of three years. The requisite service period of an award having both performance and service conditions is the longest of the explicit, implicit and derived service periods.
The following table summarizes the total intrinsic value of the PSUs converted to common stock and the total grant-date fair value of PSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2020	2019	2018
Intrinsic value of PSUs converted to common stock	$21	$33	$30
Grant-date fair value of PSUs vested	$17	$21	$17
Weighted-average grant-date fair value of PSUs granted	$85.25	$71.62	$77.75

As of December 31, 2020, there was $4 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.4 years.
PSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). PSUs include the right to receive dividend equivalents, which will accumulate and pay out in cash if and when the underlying shares are issued.
11.    Employee Benefit Plans
The Company sponsors the Discover Financial Services Pension Plan (the “Discover Pension Plan”), which is a non-contributory defined benefit plan that is qualified under Section 401(a) of the Internal Revenue Code, for eligible employees in the United States. Effective December 31, 2008, the Discover Pension Plan was amended to discontinue the accrual of future benefits. The Company also sponsors the Discover Financial Services 401(k) Plan (the “Discover 401(k) Plan”), which is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code, for its eligible United States employees.
Discover Pension Plan
The Discover Pension Plan generally provides retirement benefits that are based on each participant’s years of credited service prior to 2009 and on compensation specified in the Discover Pension Plan. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974, as amended.
Net Periodic Benefit Cost (Income)
Net periodic benefit cost expensed by the Company included the following components (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Interest cost on projected benefit obligation	$21	$23	$22
Expected return on plan assets	(25)	(29)	(26)
Net amortization	7	4	5
Net periodic benefit cost (income)	$3	$(2)	$1

Accumulated Other Comprehensive Income
Pretax amounts recognized in AOCI that have not yet been recognized as components of net periodic benefit cost consist of (dollars in millions):

December 31, 2020
Net loss	$(299)
Total	$(299)

Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets as well as a summary of the Discover Pension Plan’s funded status (dollars in millions):

	For the Years Ended December 31,
	2020	2019
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$650	$550
Interest cost	21	23
Actuarial losses	98	98
Benefits paid	(21)	(21)
Benefit obligation at end of year	748	650

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	525	455
Actual return on plan assets	110	91
Benefits paid	(21)	(21)
Fair value of plan assets at end of year	614	525

Unfunded status (recorded in accrued expenses and other liabilities)	$(134)	$(125)

Actuarial losses on the benefit obligation were primarily driven by changes in the discount rate for the years ended December 31, 2020 and 2019.

Assumptions
The following table presents the assumptions used to determine the benefit obligation:

	December 31,
	2020	2019
Discount rate	2.47%	3.30%

The following table presents the assumptions used to determine net periodic benefit cost:

	For the Years Ended December 31,
	2020	2019	2018
Discount rate	3.30%	4.27%	3.68%
Expected long-term rate of return on plan assets	5.08%	6.15%	6.15%

The expected long-term rate of return on plan assets was estimated by computing a weighted-average return of the underlying long-term expected returns on the different asset classes, based on the target asset allocations. Asset class return assumptions are created by integrating information on past capital market performance, current levels of key economic indicators and the market insights of investment professionals. Individual asset classes are analyzed as part of a larger system, acknowledging both the interaction between asset classes and the influence of larger macroeconomic variables such as inflation and economic growth on the entire structure of capital markets. Medium and long-term economic outlooks for the United States and other major industrial economies are forecast in order to understand the range of possible economic scenarios and evaluate their likelihood. Historical relationships between key economic variables and asset class performance patterns are analyzed using empirical models. Finally, comprehensive asset class performance projections are created by blending descriptive asset class characteristics with capital market insight and the initial economic analyses. The expected long-term return on plan assets is a long-term assumption that generally is expected to remain the same from one year to the next but is adjusted if there is a material change in the target asset allocation and/or significant changes in fees and expenses paid by the Discover Pension Plan.
Discover Pension Plan Assets
The targeted asset allocation for 2021 by asset class is 72% and 28% for fixed income securities and equity securities, respectively. The Discover Financial Services Retirement Plan Investment Committee (the “Investment Committee”) determined the asset allocation targets for the Discover Pension Plan based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics and related risk factors. Other relevant factors, including industry practices and long-term historical and prospective capital market returns were considered as well.
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

Fair Value Measurements
The Discover Pension Plan’s assets are stated at fair value. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. If a quoted market price is not available, the estimate of the fair value is based on the best information available in the circumstances. The table below presents information about the Discover Pension Plan assets and indicates the level within the fair value hierarchy, as defined by ASC Topic 820, with which each item is associated as of the end of the current period. For a description of the fair value hierarchy, see Note 20: Fair Value Measurements (dollars in millions):

	Level 1	Level 2	Level 3	Net Asset Value	Total	Net Asset Allocation
Balance at December 31, 2020
Assets
Cash	$15	$—	$—	$—	$15	3%
Domestic small/mid cap equity fund	—	8	—	—	8	1%
Emerging markets equity fund	—	—	—	20	20	3%
Global equity fund	—	83	4	49	136	22%
Domestic large cap equity fund	—	10	—	—	10	2%
Long duration credit fund	—	243	—	—	243	40%
Non-core fixed income fund	—	—	72	—	72	12%
United States Treasury securities	81	—	—	—	81	13%
Temporary investment fund	—	31	—	—	31	5%
Total assets	96	375	76	69	616
Liabilities
Futures contracts	—	2	—	—	2	1%
Total liabilities	—	2	—	—	2
Net assets	$96	$373	$76	$69	$614	100%

Balance at December 31, 2019
Assets
Cash	$7	$—	$—	$—	$7	1%
Domestic small/mid cap equity fund	—	6	—	—	6	1%
Emerging markets equity fund	—	—	—	16	16	3%
Global equity fund	—	73	3	45	121	23%
Domestic large cap equity fund	—	8	—	—	8	2%
Long duration credit fund	—	205	—	—	205	39%
Non-core fixed income fund	—	—	64	—	64	12%
United States Treasury securities	87	—	—	—	87	17%
Temporary investment fund	—	15	—	—	15	3%
Total assets	94	307	67	61	529
Liabilities
Futures contracts	—	4	—	—	4	1%
Total liabilities	—	4	—	—	4
Net assets	$94	$303	$67	$61	$525	100%

Cash Flows
The Company does not expect to make any contributions to the Discover Pension Plan in 2021.

Expected benefit payments associated with the Discover Pension Plan for each of the next five years and in aggregate for the years thereafter are as follows (dollars in millions):

December 31, 2020
2021	$18
2022	$19
2023	$20
2024	$22
2025	$23
Following five years thereafter	$140

Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible United States employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. The pretax expense associated with the Company contributions for the years ended December 31, 2020, 2019 and 2018 was $99 million, $87 million and $69 million, respectively.
12.    Common and Preferred Stock
Preferred Stock
Series C Preferred Stock
At December 31, 2020, the Company had 5,700 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (“Series C preferred stock”), outstanding with a par value of $0.01 per share that were issued on October 31, 2017. Each share of Series C preferred stock has a liquidation preference of $100,000 and is represented by 100 depositary shares. Proceeds received from the Series C preferred stock issuance, net of underwriting discount, totaled approximately $563 million. The Series C preferred stock is redeemable at the Company’s option, subject to regulatory approval, either (i) in whole or in part on any dividend payment date on or after October 30, 2027 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the Series C preferred stock), in each case at a redemption price equal to $100,000 per share of Series C preferred stock plus declared and unpaid dividends. Any dividends declared on the Series C preferred stock will be payable semi-annually in arrears at a rate of 5.50% per annum through October 30, 2027. Thereafter, dividends declared on the Series C preferred stock will be payable quarterly in arrears at a floating rate equal to three-month LIBOR plus a spread of 3.076% per annum.
Series D Preferred Stock
On June 22, 2020, the Company issued and sold 5,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (“Series D preferred stock”), with a par value of $0.01 per share. Each share of Series D preferred stock has a liquidation preference of $1,000 and is represented by 100 depositary shares. Proceeds received from the Series D preferred stock issuance, net of underwriting discount and expenses, totaled approximately $493 million. The Series D preferred stock is redeemable at the Company’s option, subject to regulatory approval, either (i) in whole or in part during the three-month period prior to, and including, each reset date (as defined in the certificate of designations for the Series D preferred stock) or (ii) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the Series D Preferred Stock), in each case at a redemption price equal to $1,000 per share of Series D preferred stock plus declared and unpaid dividends. Any dividends declared on the Series D preferred stock will be payable semi-annually in arrears at a rate of 6.125% per annum until September 23, 2025, after which the dividend rate will reset every five years to a fixed annual rate equal to the 5-year Treasury plus a spread of 5.783%.

Common Stock Repurchase Program
On July 18, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.2 billion of its outstanding shares of common stock. The program expired on September 30, 2020. In January 2021, the Board of Directors approved a new share repurchase program authorizing up to $1.1 billion of share repurchases. The program expires on December 31, 2021. During the year ended December 31, 2020, the Company repurchased approximately 4 million shares for $320 million. The Company did not repurchase shares for the three months ended December 31, 2020.
13.    Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Investment Securities, Net of Tax	(Losses) Gains on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Year Ended December 31, 2020
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)
Net change	172	5	(13)	164
Balance at December 31, 2020	$284	$(12)	$(227)	$45

For the Year Ended December 31, 2019
Balance at December 31, 2018	$10	$22	$(188)	$(156)
Net change	102	(39)	(26)	37
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)

For the Year Ended December 31, 2018
Balance at December 31, 2017	$(5)	$10	$(157)	$(152)
Cumulative effect of ASU No. 2018-02 adoption(1)	(1)	3	(31)	(29)
Net change	16	9	—	25
Balance at December 31, 2018	$10	$22	$(188)	$(156)

(1)Represents the adjustment to AOCI as a result of adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the second quarter of 2018.

The following table presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Year Ended December 31, 2020
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$227	$(55)	$172
Net change	$227	$(55)	$172
Cash Flow Hedges
Net unrealized losses arising during the period	$(7)	$3	$(4)
Amounts reclassified from AOCI	12	(3)	9
Net change	$5	$—	$5
Pension Plan
Unrealized losses arising during the period	$(17)	$4	$(13)
Net change	$(17)	$4	$(13)

For the Year Ended December 31, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$135	$(33)	$102
Net change	$135	$(33)	$102
Cash Flow Hedges
Net unrealized losses arising during the period	$(42)	$7	$(35)
Amounts reclassified from AOCI	(5)	1	(4)
Net change	$(47)	$8	$(39)
Pension Plan
Unrealized losses arising during the period	$(34)	$8	$(26)
Net change	$(34)	$8	$(26)

For the Year Ended December 31, 2018
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$23	$(7)	$16
Net change	$23	$(7)	$16
Cash Flow Hedges
Net unrealized gains arising during the period	$17	$(4)	$13
Amounts reclassified from AOCI	(6)	2	(4)
Net change	$11	$(2)	$9

14.    Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Postage	$93	$93	$86
Fraud losses and other charges	96	96	83
Supplies	51	34	29
Incentive expense	57	84	85
Impairment charges	59	—	—
Other expense	240	196	186
Total other expense	$596	$503	$469

15.    Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Current
United States federal	$807	$836	$839
United States state and local	159	175	206
Total	966	1,011	1,045
Deferred
United States federal	(585)	(116)	(163)
United States state and local	(87)	(17)	(27)
Total	(672)	(133)	(190)
Income tax expense	$294	$878	$855

The following table reconciles the Company’s effective tax rate to the United States federal statutory income tax rate:

	For the Years Ended December 31,
	2020	2019	2018
United States federal statutory income tax rate	21.0%	21.0%	21.0%
United States state, local and other income taxes, net of United States federal income tax benefits	3.4	3.5	3.6
Tax credits	(4.4)	(1.4)	(1.3)
Other	0.5	(0.2)	0.5
Effective income tax rate	20.5%	22.9%	23.8%

For the year ended December 31, 2020, income tax expense decreased $584 million, or 66.5%, and the effective income tax rate decreased 2.4 percentage points as compared to the year ended December 31, 2019. The decrease in income tax expense was primarily driven by a decrease in pretax income. The effective tax rate decreased primarily due to tax credits having a higher rate benefit on lower pretax income.
Income tax expense increased $23 million, or 2.7%, and the effective tax rate decreased 0.9 percentage points for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in income tax expense was primarily driven by increased pretax income. The effective tax rate decreased primarily due to the resolution of certain tax matters.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company evaluates the likelihood of realizing its deferred tax assets by estimating sources of future taxable income and the impact of tax planning strategies. Significant components of the Company’s net deferred income taxes, which are included in other assets in the Company’s consolidated statements of financial condition, were as follows (dollars in millions):

	December 31,
	2020	2019
Deferred tax assets
Allowance for credit losses	$1,997	$819
Compensation and benefits	84	65
Other	73	50
Total deferred tax assets before valuation allowance	2,154	934
Valuation allowance	(1)	(1)
Total deferred tax assets, net of valuation allowance	2,153	933
Deferred tax liabilities
Depreciation and software amortization	(172)	(167)
Unrealized gains	(90)	(33)
Customer fees and rewards	(37)	(81)
Deferred loan origination costs	(21)	(28)
Debt exchange premium	(17)	(26)
Intangibles	(15)	(28)
Other	(26)	(19)
Total deferred tax liabilities	(378)	(382)
Net deferred tax assets	$1,775	$551

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Balance at beginning of period	$61	$83	$123
Additions
Current year tax positions	5	4	5
Prior year tax positions	3	—	6
Reductions
Prior year tax positions	—	(22)	(17)
Settlements with taxing authorities	(2)	—	(25)
Expired statute of limitations	(11)	(4)	(9)
Balance at end of period(1)	$56	$61	$83

(1)For the years ended December 31, 2020, 2019 and 2018, amounts included $51 million, $54 million and $74 million, respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were $12 million and $14 million for the years ended December 31, 2020 and 2019, respectively.
The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in various state, local and foreign tax jurisdictions. Currently the IRS Office of Appeals is reviewing years 2011 – 2015 and the IRS is examining 2018. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions resulting from these and subsequent years' examinations. It is reasonably possible that settlements of the IRS appeal of the years 2011 – 2015 and certain state audits may be made within 12 months of the reporting date. At this time, the Company believes it is reasonably possible that a reduction of unrecognized tax benefits of $24 million could be recognized. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.

The Company has an immaterial amount of state net operating loss carryforwards that are subject to a partial valuation allowance as of December 31, 2020 and 2019.
16.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (dollars in millions, except per share amounts):

	For the Years Ended December 31,
	2020	2019	2018
Numerator
Net income	$1,141	$2,957	$2,742
Preferred stock dividends	(31)	(31)	(31)
Net income available to common stockholders	1,110	2,926	2,711
Income allocated to participating securities	(6)	(18)	(22)
Net income allocated to common stockholders	$1,104	$2,908	$2,689

Denominator
Weighted-average shares of common stock outstanding	307	320	344
Effect of dilutive common stock equivalents	—	—	1
Weighted-average shares of common stock outstanding and common stock equivalents	307	320	345

Basic earnings per common share	$3.60	$9.09	$7.81
Diluted earnings per common share	$3.60	$9.08	$7.79

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the years ended December 31, 2020, 2019 and 2018.

17.    Capital Adequacy
The Company is subject to the capital adequacy guidelines of the Federal Reserve and Discover Bank, the Company’s banking subsidiary, is subject to various regulatory capital requirements as administered by the FDIC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial position and operating results of the Company and Discover Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Discover Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Company and Discover Bank are subject to regulatory and capital rules issued by the Federal Reserve and FDIC, respectively, under the Basel Committee’s December 2010 framework (“Basel III rules”). The Basel III rules, which became effective for the Company in January 2015, were subject to phase-in periods through the end of 2018, based on the Company being classified as a “Standardized Approach” entity. As of January 1, 2019, the Basel III rules subject to transition have all been fully phased in with the exception of certain transition provisions that were frozen pursuant to regulation issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen have been replaced with new permanent rules which became effective in April 2020. Additionally, on March 27, 2020, federal bank regulatory agencies announced an interim final rule, which has since been adopted as a final rule, that allows banks that have implemented CECL the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. For purposes of calculating regulatory capital, the Company has elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the federal bank regulatory agencies’ final rule published on September 30, 2020. Pursuant to the final rule, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022.
As of December 31, 2020, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered “well-capitalized” under Regulation Y and prompt corrective action regulations, respectively, and there have been no conditions or events that management believes have changed the Company’s or Discover Bank’s category. To be categorized as “well-capitalized,” the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.

The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
December 31, 2020
Total capital (to risk-weighted assets)
Discover Financial Services	$14,711	16.1%	$7,298	≥8.0%	$9,123	≥10.0%
Discover Bank	$14,507	16.1%	$7,214	≥8.0%	$9,018	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$13,006	14.3%	$5,474	≥6.0%	$5,474	≥6.0%
Discover Bank	$12,415	13.8%	$5,411	≥6.0%	$7,214	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$13,006	10.9%	$4,757	≥4.0%	N/A	N/A
Discover Bank	$12,415	10.5%	$4,709	≥4.0%	$5,886	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$11,950	13.1%	$4,105	≥4.5%	N/A	N/A
Discover Bank	$12,415	13.8%	$4,058	≥4.5%	$5,862	≥6.5%

December 31, 2019
Total capital (to risk-weighted assets)
Discover Financial Services	$13,250	13.5%	$7,860	≥8.0%	$9,825	≥10.0%
Discover Bank	$13,441	13.8%	$7,776	≥8.0%	$9,720	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$11,595	11.8%	$5,895	≥6.0%	$5,895	≥6.0%
Discover Bank	$11,203	11.5%	$5,832	≥6.0%	$7,776	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$11,595	10.3%	$4,482	≥4.0%	N/A	N/A
Discover Bank	$11,203	10.1%	$4,435	≥4.0%	$5,544	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$11,032	11.2%	$4,421	≥4.5%	N/A	N/A
Discover Bank	$11,203	11.5%	$4,374	≥4.5%	$6,318	≥6.5%

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
The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. Discover Bank paid dividends of $555 million, $2.5 billion and $2.4 billion in the years ended December 31, 2020, 2019 and 2018, respectively, to the Company.

18.    Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company’s commitments, contingencies and guarantee relationships are described below.
Commitments
Unused Credit Arrangements
At December 31, 2020, the Company had unused credit arrangements for loans of approximately $213.7 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
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
•Global Network Alliance Guarantee. Discover Network, Diners Club and PULSE have entered into contractual relationships with certain international payment networks in which DFS Services LLC retains the counterparty exposure if a network fails to fulfill its settlement obligation.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $60 million as of December 31, 2020.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2020, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2020, 2019 and 2018.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Aggregate sales transaction volume(1)	$175,026	$172,463	$158,910

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees as of December 31, 2020 or 2019. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of December 31, 2020 and 2019, the Company had escrow deposits and settlement withholdings of $16 million and $8 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement related expense was $31 million for the year ended December 31, 2020, and not material for the years ended December 31, 2019 and 2018.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning those losses the likelihood of which is more than remote but less than likely) in excess of the amounts that the Company has accrued for legal and regulatory proceedings is up to $220 million. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved and takes into account the Company’s best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.

The Company’s estimated range noted above involves significant judgment, given the varying stages of the proceedings, the existence of numerous yet to be resolved issues, the breadth of the claims (often spanning multiple years and, in some cases, a wide range of business activities), unspecified damages and/or the novelty of the legal issues presented. The outcome of pending matters could adversely affect the Company’s reputation and be material to the Company’s consolidated financial condition, operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s income for such period.
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, SLC and Discover Products Inc. (the “Discover Subsidiaries”), agreed to a consent order with the CFPB with respect to certain student loan servicing practices (the “2015 Order”). The 2015 Order expired in July 2020. On December 22, 2020, the Discover Subsidiaries agreed to a consent order (the “2020 Order”) with the CFPB resolving the agency’s investigation into Discover Bank’s compliance with the 2015 Order. In connection with the 2020 order, Discover is required to implement a redress and compliance plan and must pay at least $10 million in consumer redress to consumers who may have been harmed and paid $25 million civil money penalty to the CFPB.
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the United States District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by the defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys’ fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On August 28, 2020, the Court granted the plaintiffs’ Motion to Certify a Class. The defendants appealed the ruling on September 11, 2020. The Company filed a Motion to Compel Arbitration on October 30, 2020. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.

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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2020
Assets
Fair value - OCI
United States Treasury securities	$9,354	$—	$—	$9,354
Residential mortgage-backed securities - Agency	—	300	—	300
Available-for-sale investment securities	$9,354	$300	$—	$9,654

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

Balance at December 31, 2019
Assets
Fair value - OCI
United States Treasury securities	$9,906	$—	$—	$9,906
Residential mortgage-backed securities - Agency	—	417	—	417
Available-for-sale investment securities	$9,906	$417	$—	$10,323

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$4	$—	$4
Derivative financial instruments - foreign exchange forward contracts(1)	$—	$1	$—	$1

(1)Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company’s consolidated statements of financial condition.
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale consist of United States Treasury securities and residential mortgage-backed securities. The fair value estimates of investment securities classified as Level 1, consisting of United States Treasury securities, are determined based on quoted market prices for the same securities. The Company classifies residential mortgage-backed securities as Level 2, the fair value estimates of which are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information.
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
At December 31, 2020, amounts reported in residential mortgage-backed securities reflect government-rated obligations issued by Fannie Mae, Freddie Mac and Ginnie Mae with an aggregate par value of $286 million, a weighted-average coupon of 2.77% and a weighted-average remaining maturity of three years.

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
As of October 16, 2020, the Company revised its valuation methodology to reflect changes made by central clearinghouses that changed the discounting methodology and interest calculation of cash variation margin from OIS to the Secured Overnight Financing Rate (“SOFR”) for USD cleared interest rate swaps. Accordingly, the adjustments to the Company’s valuation methodology will result in valuations for cleared interest rate swaps that better reflect prices obtainable in the markets in which the Company transacts. Pursuant to ASC Topic 848, the Company has elected and applied certain optional expedients and exceptions that provide contract modification and hedge accounting relief to eligible interest rate swaps affected by the change in the discounting methodology. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets is applicable if one or more of the assets is determined to be impaired. The Company recognized $59 million of impairments to intangible assets for the year ended December 31, 2020. See Note 7: Goodwill and Intangible Assets for more information on the impact of COVID-19 on intangible assets. The Company had no material impairments related to these assets during the year ended December 31, 2019.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company’s financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$269	$—	$269	$260
Held-to-maturity investment securities	$—	$269	$—	$269	$260

Net loan receivables	$—	$—	$91,200	$91,200	$82,223

Carrying value approximates fair value(1)
Cash and cash equivalents	$13,564	$—	$—	$13,564	$13,564
Restricted cash	$25	$—	$—	$25	$25
Other short-term investments	$2,200	$—	$—	$2,200	$2,200
Accrued interest receivables(2)	$—	$992	$—	$992	$992

Liabilities
Amortized cost
Time deposits(3)	$—	$29,090	$—	$29,090	$28,269

Long-term borrowings - owed to securitization investors	$—	$10,794	$130	$10,924	$10,840
Other long-term borrowings	—	11,418	—	11,418	10,401
Long-term borrowings	$—	$22,212	$130	$22,342	$21,241

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$233	$—	$233	$233

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
All derivatives are recorded in other assets at their gross positive fair values and in accrued expenses and other liabilities at their gross negative fair values. See Note 20: Fair Value Measurements for a description of the valuation methodologies used for derivatives. Cash collateral amounts associated with derivative positions that are cleared through an exchange are legally characterized as settlement of the derivative positions. Such collateral amounts are reflected as offsets to the associated derivatives balances recorded in other assets or in accrued expenses and other liabilities. Other cash collateral posted and held balances are recorded in other assets and deposits, respectively, in the consolidated statements of financial condition. Collateral amounts recorded in the consolidated statements of financial condition are based on the net collateral posted or held position for each applicable legal entity’s master netting arrangement with each counterparty.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest receipts from credit card receivables and interest payments on credit card securitized debt and deposits. The Company’s outstanding cash flow hedges are for an initial maximum period of two years for credit card receivables. The derivatives are designated as hedges of the risk of changes in cash flows on the Company’s Prime rate-based interest receipts and Federal Funds rate-based interest payments and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at December 31, 2020, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company’s then outstanding credit card receivables and certain floating-rate securitized debt, respectively. During the next 12 months, the Company estimates it will reclassify $3 million of pretax income and expense to earnings related to its derivatives designated as cash flow hedges.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	December 31, 2020				December 31, 2019
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$250	1	$—	$—	$900	$—	$2
Interest rate swaps—fair value hedge	$11,625	15	1	—	$14,275	—	4
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$24	6	—	—	$38	—	1
Total gross derivative assets/liabilities(2)			1	—		—	7

Less: collateral held/posted(3)			—	—		—	(7)
Total net derivative assets/liabilities			$1	$—		$—	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 596 million as of December 31, 2020, and notional amounts of EUR 9 million, GBP 14 million, SGD 1 million and INR 596 million as of December 31, 2019.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At December 31, 2020, the Company had one outstanding contract with a total notional amount of $27 million and immaterial fair value. At December 31, 2019, the Company had two outstanding contracts with a total notional amount of $42 million and immaterial fair value.
(3)Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	December 31, 2020		December 31, 2019
	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Assets/Liabilities	Carrying Amount of Hedged Assets/Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Assets/Liabilities
Long-term borrowings	$11,881	$281	$14,244	$13

The following table summarizes the impact of the derivative instruments on income and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest Expense		Other Income
	Deposits	Long-Term Borrowings
For the Year Ended December 31, 2020
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(1,231)	$(602)	$56

The effects of cash flow and fair value hedging
(Losses) Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(9)	$(3)	$—

Gains (losses) on fair value hedging relationships
Gains (losses) on hedged items	$—	$(268)	$—
Gains on interest rate swaps	—	423	—
Total gains on fair value hedges	$—	$155	$—

For the Year Ended December 31, 2019
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(1,587)	$(943)	$93

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$3	$2	$—

Gains (losses) on fair value hedging relationships
Gains (losses) on hedged items	$—	$(104)	$—
Gains on interest rate swaps	—	72	—
Total gains (losses) on fair value hedges	$—	$(32)	$—

The effects of derivatives not designated in hedging relationships
Gains (losses) on derivatives not designated as hedges	$—	$—	$(1)

	Location and Amount of (Losses) Gains Recognized in Income
	Interest Expense
	Deposits	Long-Term Borrowings	Other Income
For the Year Ended December 31, 2018
Total amounts of income and expense line items presented in the statements of income in which the effects of fair value or cash flow hedges are recorded	$(1,238)	$(901)	$97

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$6	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(18)	$—
Gains (losses) on interest rate swaps	—	(23)	—
Total gains (losses) on fair value hedges	$—	$(41)	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

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
At December 31, 2020, Discover Bank’s credit rating met specified thresholds set by its counterparties. However, if its credit rating is reduced below investment grade, Discover Bank would be required to post additional collateral. The amount of additional collateral as of December 31, 2020, would have been $0 million. DFS (Parent Company) had no outstanding derivatives as of December 31, 2020, and therefore, no collateral was required.
The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

22.     Segment Disclosures
The Company’s business activities are managed in two segments: Digital Banking and Payment Services.
•Digital Banking: The Digital Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home loans and other consumer lending and deposit products. The majority of Digital Banking revenues relate to interest income earned on the segment’s loan products. Additionally, the Company’s credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.
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
•Corporate overhead is not allocated between segments; all corporate overhead is included in the Digital Banking segment.
•Through its operation of the Discover Network, the Digital Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments, with the exception of an allocation of direct and incremental costs driven by the Company’s Payment Services segment.
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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2020
Interest income
Credit card loans	$8,985	$—	$8,985
Private student loans	754	—	754
Personal loans	958	—	958
Other	398	—	398
Total interest income	11,095	—	11,095
Interest expense	1,865	—	1,865
Net interest income	9,230	—	9,230
Provision for credit losses	5,134	—	5,134
Other income	1,459	399	1,858
Other expense	4,292	227	4,519
Income before income tax expense	$1,263	$172	$1,435

For the Year Ended December 31, 2019
Interest income
Credit card loans	$9,690	$—	$9,690
Private student loans	817	—	817
Personal loans	983	—	983
Other	502	1	503
Total interest income	11,992	1	11,993
Interest expense	2,530	—	2,530
Net interest income	9,462	1	9,463
Provision for credit losses(1)	3,233	(2)	3,231
Other income	1,648	348	1,996
Other expense	4,231	162	4,393
Income before income tax expense	$3,646	$189	$3,835

For the Year Ended December 31, 2018
Interest income
Credit card loans	$8,835	$—	$8,835
Private student loans	753	—	753
Personal loans	935	—	935
Other	369	1	370
Total interest income	10,892	1	10,893
Interest expense	2,139	—	2,139
Net interest income	8,753	1	8,754
Provision for credit losses(1)	3,035	—	3,035
Other income	1,645	310	1,955
Other expense	3,918	159	4,077
Income before income tax expense	$3,445	$152	$3,597

(1)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$871	$62	$933
Protection products revenue	180	—	180
Transaction processing revenue	—	195	195
Other (loss) income	(7)	63	56
Total other income subject to ASC 606(2)	1,044	320	1,364
Other income not subject to ASC 606
Loan fee income	414	—	414
Other income	1	79	80
Total other income not subject to ASC 606	415	79	494
Total other income by operating segment	$1,459	$399	$1,858

For the Year Ended December 31, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,000	$66	$1,066
Protection products revenue	194	—	194
Transaction processing revenue	—	197	197
Other income	8	85	93
Total other income subject to ASC 606(2)	1,202	348	1,550
Other income not subject to ASC 606
Loan fee income	449	—	449
Other (loss) income	(3)	—	(3)
Total other income not subject to ASC 606	446	—	446
Total other income by operating segment	$1,648	$348	$1,996

For the Year Ended December 31, 2018
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,022	$52	$1,074
Protection products revenue	204	—	204
Transaction processing revenue	—	178	178
Other income	17	80	97
Total other income subject to ASC 606(2)	1,243	310	1,553
Other income not subject to ASC 606
Loan fee income	402	—	402
Total other income not subject to ASC 606	402	—	402
Total other income by operating segment	$1,645	$310	$1,955

(1)    Net of rewards, including Cashback Bonus rewards, of $1.9 billion, $1.9 billion and $1.8 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)    Excludes $2 million, $3 million and $3 million deposit product fees that are reported within net interest income for the years ended December 31, 2020, 2019 and 2018, respectively.
For a detailed description of the Company’s significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies.

24.    Related Party Transactions
In the ordinary course of business, the Company offers consumer financial products to its directors, executive officers and certain members of their families. These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and these receivables are included in the loan receivables in the Company’s consolidated statements of financial condition. They were not material to the Company’s financial position or results of operations.
25.    Parent Company Condensed Financial Information
The following Parent Company financial statements are provided in accordance with SEC rules, which require such disclosure when the restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets.
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2020	2019
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$2,802	$2,511
Restricted cash	20	20
Notes receivable from subsidiaries(2)	891	877
Investments in bank subsidiaries	10,188	11,319
Investments in non-bank subsidiaries	727	820
Other assets	567	600
Total assets	$15,195	$16,147

Liabilities and Stockholders’ Equity
Non-interest bearing deposit accounts	$2	$2
Short-term borrowings from subsidiaries	283	283
Long-term borrowings	3,673	3,636
Accrued expenses and other liabilities	353	367
Total liabilities	4,311	4,288
Stockholders’ equity	10,884	11,859
Total liabilities and stockholders’ equity	$15,195	$16,147

(1)The Parent Company had $2.7 billion and $2.4 billion in a money market deposit account at Discover Bank as of December 31, 2020 and 2019, respectively, which is included in cash and cash equivalents. These funds are available to the Parent for liquidity purposes.
(2)The Parent Company advanced $500 million to Discover Bank as of December 31, 2020 and 2019, which is included in notes receivable from subsidiaries. These funds are available to the Parent for liquidity purposes.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Income

	For the Years Ended December 31,
	2020	2019	2018
	(dollars in millions)
Interest income	$44	$82	$67
Interest expense	205	212	189
Net interest expense	(161)	(130)	(122)
Dividends from bank subsidiaries	555	2,530	2,375
Dividends from non-bank subsidiaries	200	100	450
Total income	594	2,500	2,703
Other expense	(16)	1	—
Income before income tax benefit and equity in undistributed net income of subsidiaries	610	2,499	2,703
Income tax benefit	30	25	33
Equity in undistributed net income of subsidiaries	501	433	6
Net income	1,141	2,957	2,742
Other comprehensive income, net	164	37	25
Comprehensive income	$1,305	$2,994	$2,767

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
	(dollars in millions)
Cash flows provided by operating activities
Net income	$1,141	$2,957	$2,742
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(501)	(433)	(6)
Stock-based compensation expense	42	69	81
Deferred income taxes	(5)	(8)	(5)
Depreciation and amortization	41	38	34
Changes in assets and liabilities:
Decrease (increase) in other assets	42	92	(416)
(Decrease) increase in other liabilities and accrued expenses	(30)	50	(129)
Net cash provided by operating activities	730	2,765	2,301

Cash flows used for investing activities
Decrease (increase) in investment in subsidiaries	—	—	(3)
Increase in loans to subsidiaries	(15)	(55)	(62)
Net cash used for investing activities	(15)	(55)	(65)

Cash flows used for financing activities
Net increase (decrease) in short-term borrowings from subsidiaries	—	42	(110)
Proceeds from issuance of common stock	10	7	6
Proceeds from issuance of long-term borrowings	—	595	49
Maturities and repayment of long-term borrowings	(3)	(86)	(6)
Purchases of treasury stock	(348)	(1,768)	(2,065)
Net increase (decrease) in deposits	—	(2)	1
Proceeds from issuance of preferred stock	493	—	—
Dividends paid on common and preferred stock	(576)	(573)	(552)
Net cash used for financing activities	(424)	(1,785)	(2,677)
Increase (decrease) in cash, cash equivalents and restricted cash	291	925	(441)
Cash, cash equivalents and restricted cash, at beginning of period	2,531	1,606	2,047
Cash, cash equivalents and restricted cash, at end of period	$2,822	$2,531	$1,606

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,802	$2,511	$1,586
Restricted cash	20	20	20
Cash, cash equivalents and restricted cash, at end of period	$2,822	$2,531	$1,606

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$168	$170	$156
Income taxes, net of income tax refunds	$(31)	$20	$(22)

26.     Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2020, and determined that there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.
27.     Quarterly Results
The following table provides unaudited quarterly results (dollars in millions, except per share data):

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Interest income	$2,760	$2,681	$2,672	$2,982	$3,039	$3,040	$2,977	$2,937
Interest expense	383	416	482	584	615	638	645	632
Net interest income	2,377	2,265	2,190	2,398	2,424	2,402	2,332	2,305
Provision for credit losses	531	750	2,046	1,807	836	799	787	809
Other income	447	449	472	490	520	498	520	458
Other expense	1,278	1,005	1,077	1,159	1,184	1,107	1,078	1,024
Income (loss) before income tax expense	1,015	959	(461)	(78)	924	994	987	930
Income tax expense (benefit)	216	188	(93)	(17)	216	224	234	204
Net income (loss)	$799	$771	$(368)	$(61)	$708	$770	$753	$726
Net income (loss) allocated to common stockholders(1)	$794	$751	$(369)	$(78)	$704	$749	$747	$705
Basic earnings (loss) per common share(1)	$2.59	$2.45	$(1.20)	$(0.25)	$2.25	$2.36	$2.32	$2.15
Diluted earnings (loss) per common share(1)	$2.59	$2.45	$(1.20)	$(0.25)	$2.25	$2.36	$2.32	$2.15

(1)    Because the inputs to net income allocated to common stockholders and earnings per share are calculated using weighted averages for the quarter, the sum of all four quarters may differ from the year to date amounts in the consolidated statements of income.

Glossary of Acronyms
•ALCO: Asset and Liability Management Committee
•AOCI: Accumulated Other Comprehensive Income (Loss)
•ARRC: Alternative Reference Rates Committee
•ASC: Accounting Standards Codification
•ASU: Accounting Standards Update
•BCBS: Basel Committee on Banking Supervision
•CARES Act: Coronavirus Aid, Relief, and Economic Security Act
•CCAR: Comprehensive Capital Analysis and Review
•CCPA: California Consumer Privacy Act
•CECL: Current Expected Credit Loss
•CEO: Chief Executive Officer
•CET1: Common Equity Tier 1
•CFPB: Consumer Financial Protection Bureau
•COSO: Committee of Sponsoring Organizations of the Treadway Commission
•COVID-19: Coronavirus Disease 2019
•CPRA: California Privacy Rights Act
•CRM: Corporate Risk Management
•CRO: Chief Risk Officer
•DCENT: Discover Card Execution Note Trust
•DCMT: Discover Card Master Trust
•DE&I: Diversity, Equity and Inclusion
•DFS: Discover Financial Services
•EGRRCPA: Economic Growth, Regulatory Relief, and Consumer Protection Act
•EVP: Employee Value Proposition
•EPS: Earnings Per Share
•EWI: Early Warning Indicator
•FASB: Financial Accounting Standards Board
•FCA: UK Financial Conduct Authority
•FDIA: Federal Deposit Insurance Act
•FDIC: Federal Deposit Insurance Corporation
•FFIEC: Federal Financial Institutions Examination Council

•GAAP: Accounting Principles Generally Accepted in the United States
•GDPR: European Union’s General Data Protection Regulation
•IBA: Intercontinental Exchange’s Benchmark Administration
•IRS: Internal Revenue Service
•KRI: Key Risk Indicator
•LFI: Large Financial Institution
•LIBOR: London Interbank Offered Rate
•OCI: Other Comprehensive Income (Loss)
•OIS: Overnight Index Swap
•PCAOB: Public Company Accounting Oversight Board
•PCD: Purchased Credit-Deteriorated
•PCI: Purchased Credit-Impaired
•POS: Point-of-sale
•PSU: Performance Stock Unit
•RMBS: Residential Mortgage-Backed Securities
•RSU: Restricted Stock Unit
•SCB: Stress Capital Buffer
•SEC: Securities and Exchange Commission
•SLC: The Student Loan Corporation
•SOFR: Secured Overnight Financing Rate
•TDR: Troubled Debt Restructuring
•VIE: Variable Interest Entity

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.
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
Item 9B.    Other Information
None.

Part III.
Part III | Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Information About Our Executive Officers” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on May 5, 2021 (“Proxy Statement”) is incorporated by reference herein.
“Corporate Governance — Information Concerning Nominees for Election as Directors”
“Corporate Governance — Process for Nominating Directors — Shareholder Recommendations for Director Candidates”
“Corporate Governance — Board Roles and Responsibilities — Board and Committee Meetings”
Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.discover.com. We will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our internet site.
Item 11.    Executive Compensation
Information regarding executive compensation under the following captions in our Proxy Statement is incorporated by reference herein.
“Corporate Governance — Director Compensation”
“Executive Compensation”
“Compensation Discussion and Analysis”
“2020 Executive Compensation Tables”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2020, is set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights(1)	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,663,127	N/A	23,654,245
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,663,127	N/A	23,654,245

(1)Includes 1,934,399 vested and unvested restricted stock units and 728,728 vested and unvested performance stock units that can be converted to up to 1.5 shares per each unit dependent on the performance factor.
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

2.3	Agreement and Plan of Merger by and among Discover Bank, Academy Acquisition Corp. and The Student Loan Corporation dated as of September 17, 2010 (filed as Exhibit 2.3 to Discover Financial Services’ Annual Report on Form 10-K for the fiscal year ended November 30, 2010 filed on January 26, 2011 and incorporated herein by reference thereto).

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Current Report on Form 8-K filed on May 21, 2019 and incorporated herein by reference thereto).

3.2	Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.3 to Discover Financial Services’ Current Report on Form 8-K filed on May 21, 2019 and incorporated herein by reference thereto).

3.3	Certificate of Elimination of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on June 26, 2012 and incorporated herein by reference thereto).

3.4	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2012 and incorporated herein by reference thereto).

3.5	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

3.6	Certificate of Elimination of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 4, 2017 and incorporated herein by reference thereto).

3.7	Certificate of Designations of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).
4.1	Description of Common Stock (filed as Exhibit 4.1 to Discover Financial Services’ Annual Report on Form 10-K filed on February 26, 2020 and incorporated herein by reference thereto).

4.2	Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.3	Subordinated Indenture, dated as of September 8, 2015, by and between Discover Financial Services and U.S. Bank National Association (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on September 8, 2015 and incorporated herein by reference thereto).

4.6	Deposit Agreement, dated October 31, 2017 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.7	Form of Certificate Representing the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.8	Form of Certificate Representing the Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

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

Exhibit Number	Description
10.17	Second Amended and Restated Indenture Supplement for the DiscoverSeries Notes, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.18	Omnibus Amendment to Indenture Supplement and Terms Documents, dated as of July 2, 2009, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference thereto).

10.19†	Discover Financial Services Change-in-Control Severance Policy Amended and Restated October 15, 2014 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference thereto).

10.20	Release and Settlement Agreement, executed as of October 27, 2008, by and among Discover Financial Services, DFS Services, LLC, Discover Bank, and their Subsidiaries and Affiliates; MasterCard Incorporated and MasterCard International Incorporated and their Affiliates; and Visa Inc. and its Affiliates and Predecessors including Visa U.S.A. Inc. and Visa International Service Association (filed as Exhibit 99.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 28, 2008 and incorporated herein by reference thereto).

10.21†	2008 Year End Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.21 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

10.22†	2008 Special Grant Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.22 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

10.23	Form of Waiver, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.24	Form of Executive Compensation Agreement, dated March 13, 2009, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2009 and incorporated herein by reference thereto).

10.25†	Form of Share Award Agreement Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10(a) to Discover Financial Services’ Current Report on Form 8-K filed on December 11, 2009 and incorporated herein by reference thereto).

10.26†	Amendment to 2009 Year End Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan, effective December 1, 2009 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 9, 2010 and incorporated herein by reference thereto).

10.27	Settlement Agreement and Mutual Release between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

10.28	Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.32 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.29	Amendment to Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.33 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.30	Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.34 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.31	First Amendment to Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.35 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

Exhibit Number	Description
10.32†	Form Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2011 and incorporated herein by reference thereto).

10.33†	Form Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.5 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2011 and incorporated herein by reference thereto).

10.34	Asset Purchase Agreement between Discover Bank and Citibank, N.A. dated August 31, 2011 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

10.35†	Form 2012 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 4, 2012 and incorporated herein by reference thereto).

10.36†	Form 2012 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 4, 2012 and incorporated herein by reference thereto).

10.37†	Form 2013 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2013 and incorporated herein by reference thereto).

10.38†	Form 2013 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2013 and incorporated herein by reference thereto).

10.39†	Amendment No. 3 to the Directors’ Compensation Plan of Discover Financial Services, effective as of July 1, 2013 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 30, 2013 and incorporated herein by reference thereto).

10.40†	Form of 2013 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 26, 2013 and incorporated herein by reference thereto).

10.41†	Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on March 19, 2014 and incorporated herein by reference thereto).

10.42†	Form 2014 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and
Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly
Report on Form 10-Q filed on April 29, 2014 and incorporated herein by reference thereto).

10.43†	Form 2014 Award Certificate for Performance Stock Units Under Discover Financial Services Amended
and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’
Quarterly Report on Form 10-Q filed on April 29, 2014 and incorporated herein by reference thereto).

10.44†	Amendment No. 4 to the Directors’ Compensation Plan of Discover Financial Services, effective as of May 7, 2014 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on
August 1, 2014 and incorporated herein by reference thereto).

10.45†	Form 2015 Award Certificate for Cash-Converted Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.46†	Form 2015 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.47†	Form 2015 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

Exhibit Number	Description
10.48†	Form of 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on April 30, 2015 and incorporated herein by reference thereto).

10.49†	Amendment No. 4 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 29, 2015 and incorporated herein by reference thereto).

10.50†	Form of 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 21, 2015 and incorporated herein by reference thereto).

10.51	Receivables Sale and Contribution Agreement, dated as of December 22, 2015 between Discover Bank and Discover Funding LLC (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.52†	Form 2016 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.52 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2016 and incorporated herein by reference thereto).

10.53†	Form 2016 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.53 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2016 and incorporated herein by reference thereto).

10.54†	Amendment No. 5 to Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2017 (filed as Exhibit 10.54 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2017 and incorporated herein by reference thereto).

10.55†	Form 2017 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and
Restated Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).

10.56†	Form 2017 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).

10.57†	Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Director’s Compensation Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.58†	Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.59†	Form 2018 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.60†	Amendment to 2017 Directors’ Annual Equity Award Certificate for Restricted Stock Units of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.61†	Amendment No. 6 to the Directors’ Compensation Plan of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.5 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.62†	Amendment No. 7 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.62 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.63†	Amendment No. 8 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.63 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

Exhibit Number	Description
10.64†	Form 2019 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference thereto).

10.65†	Form 2019 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference thereto).

10.66†	Form 2020 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2020 and incorporated herein by reference thereto).

10.67†	Form 2020 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2020 and incorporated herein by reference thereto).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders' Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL and contained in Exhibit 101.

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
Date: February 17, 2021

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2021.

Signature	Title

/s/ ROGER C. HOCHSCHILD	Chief Executive Officer and President, Director
Roger C. Hochschild

/s/ JOHN T. GREENE	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
John T. Greene

/s/ SHIFRA C. KOLSKY	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Shifra C. Kolsky

/s/ THOMAS G. MAHERAS	Chairman of the Board
Thomas G. Maheras

/s/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/s/ MARY K. BUSH	Director
Mary K. Bush

/s/ GREGORY C. CASE	Director
Gregory C. Case

/s/ CANDACE H. DUNCAN	Director
Candace H. Duncan

/s/ JOSEPH F. EAZOR	Director
Joseph F. Eazor

/s/ CYNTHIA A. GLASSMAN	Director
Cynthia A. Glassman

/s/ MICHAEL H. MOSKOW	Director
Michael H. Moskow

/s/ MARK A. THIERER	Director
Mark A. Thierer

/s/ JENNIFER L. WONG	Director
Jennifer L. Wong