Form 10-Q
period 2021-03-31
Discover Financial Services
filed 2021-05-04
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2021, there were 304,887,527 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	March 31, 2021	December 31, 2020
	(unaudited) (dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$20,348	$13,564
Restricted cash	326	25
Other short-term investments	—	2,200
Investment securities (includes available-for-sale securities of $9,177 and $9,654 reported at fair value with associated amortized cost of $8,871 and $9,277 at March 31, 2021 and December 31, 2020, respectively)	9,432	9,914
Loan receivables
Loan receivables	86,347	90,449
Allowance for credit losses	(7,347)	(8,226)
Net loan receivables	79,000	82,223
Premises and equipment, net	1,021	1,027
Goodwill	255	255
Intangible assets, net	95	95
Other assets	3,394	3,586
Total assets	$113,871	$112,889
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$74,921	$75,695
Non-interest bearing deposit accounts	1,824	1,209
Total deposits	76,745	76,904
Long-term borrowings	21,011	21,241
Accrued expenses and other liabilities	3,961	3,860
Total liabilities	101,717	102,005
Commitments, contingencies and guarantees (Notes 10, 13 and 14)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 568,579,610 and 567,898,063 shares issued at March 31, 2021 and December 31, 2020, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,056	1,056
Additional paid-in capital	4,280	4,257
Retained earnings	21,373	19,955
Accumulated other comprehensive (loss) income	(7)	45
Treasury stock, at cost; 262,594,581 and 261,300,765 shares at March 31, 2021 and December 31, 2020, respectively	(14,554)	(14,435)
Total stockholders' equity	12,154	10,884
Total liabilities and stockholders' equity	$113,871	$112,889

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

	March 31, 2021	December 31, 2020
	(unaudited) (dollars in millions)
Assets
Restricted cash	$326	$25
Loan receivables	$25,399	$27,546
Allowance for credit losses allocated to securitized loan receivables	$(1,615)	$(1,936)
Other assets	$5	$4
Liabilities
Long-term borrowings	$10,804	$10,840
Accrued expenses and other liabilities	$8	$8

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended March 31,
	2021	2020
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,154	$2,416
Other loans	437	484
Investment securities	50	58
Other interest income	5	24
Total interest income	2,646	2,982
Interest expense
Deposits	193	373
Long-term borrowings	123	211
Total interest expense	316	584
Net interest income	2,330	2,398
Provision for credit losses	(365)	1,807
Net interest income after provision for credit losses	2,695	591
Other income
Discount and interchange revenue, net	241	216
Protection products revenue	43	47
Loan fee income	107	119
Transaction processing revenue	51	44
Gains on equity investments	—	36
Other income	23	28
Total other income	465	490
Other expense
Employee compensation and benefits	506	467
Marketing and business development	154	231
Information processing and communications	109	114
Professional fees	182	193
Premises and equipment	24	30
Other expense	106	124
Total other expense	1,081	1,159
Income (loss) before income taxes	2,079	(78)
Income tax expense (benefit)	486	(17)
Net income (loss)	$1,593	$(61)
Net income (loss) allocated to common stockholders	$1,546	$(78)
Basic earnings (loss) per common share	$5.04	$(0.25)
Diluted earnings (loss) per common share	$5.04	$(0.25)

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
	2021	2020
	(unaudited) (dollars in millions)
Net income (loss)	$1,593	$(61)
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(53)	256
Unrealized gains (losses) on cash flow hedges, net of tax	1	(3)
Other comprehensive (loss) income	(52)	253
Comprehensive income	$1,541	$192

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
For the Three Months Ended March 31, 2020
Balance at December 31, 2019	6	$563	566,654	$6	$4,206	$21,290	$(119)	$(14,087)	$11,859
Cumulative effect of ASU No. 2016-13 adoption	—	—	—	—	—	(1,902)	—	—	(1,902)
Net loss	—	—	—	—	—	(61)	—	—	(61)
Other comprehensive income	—	—	—	—	—	—	253	—	253
Purchases of treasury stock	—	—	—	—	—	—	—	(343)	(343)
Common stock issued under employee benefit plans	—	—	64	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	812	—	9	—	—	—	9
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(136)	—	—	(136)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at March 31, 2020	6	$563	567,530	$6	$4,217	$19,175	$134	$(14,430)	$9,665

For the Three Months Ended March 31, 2021
Balance at December 31, 2020	11	$1,056	567,898	$6	$4,257	$19,955	$45	$(14,435)	$10,884
Net income	—	—	—	—	—	1,593	—	—	1,593
Other comprehensive loss	—	—	—	—	—	—	(52)	—	(52)
Purchases of treasury stock	—	—	—	—	—	—	—	(119)	(119)
Common stock issued under employee benefit plans	—	—	26	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	656	—	21	—	—	—	21
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(136)	—	—	(136)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($4,611 per share)	—	—	—	—	—	(23)	—	—	(23)
Balance at March 31, 2021	11	$1,056	568,580	$6	$4,280	$21,373	$(7)	$(14,554)	$12,154

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2021	2020
	(unaudited) (dollars in millions)
Cash flows provided by (used for) operating activities
Net income (loss)	$1,593	$(61)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(365)	1,807
Deferred income taxes	232	(240)
Depreciation and amortization	119	123
Amortization of deferred revenues	(74)	(86)
Net losses (gains) on investments and other assets	10	(23)
Other, net	23	10
Changes in assets and liabilities:
(Increase) decrease in other assets	(150)	429
Increase (decrease) in accrued expenses and other liabilities	120	(279)
Net cash provided by operating activities	1,508	1,680

Cash flows provided by (used for) investing activities
Maturities of other short-term investments	2,200	—
Maturities of available-for-sale investment securities	404	157
Maturities of held-to-maturity investment securities	20	7
Purchases of held-to-maturity investment securities	(16)	(14)
Net principal repaid on loans originated for investment	3,642	2,268
Proceeds from sale of other investments	—	52
Purchases of other investments	(21)	(14)
Purchases of premises and equipment	(41)	(59)
Net cash provided by investing activities	6,188	2,397

Cash flows provided by (used for) financing activities
Maturities and repayment of securitized debt	(7)	(509)
Proceeds from issuance of other long-term borrowings	—	496
Maturities and repayment of other long-term borrowings	(163)	(1)
Proceeds from issuance of common stock	2	2
Purchases of treasury stock	(119)	(343)
Net (decrease) increase in deposits	(165)	663
Dividends paid on common and preferred stock	(159)	(138)
Net cash (used for) provided by financing activities	(611)	170
Net increase in cash, cash equivalents and restricted cash	7,085	4,247
Cash, cash equivalents and restricted cash, at beginning of period	13,589	6,964
Cash, cash equivalents and restricted cash, at end of period	$20,674	$11,211

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$20,348	$10,028
Restricted cash	326	1,183
Cash, cash equivalents and restricted cash, at end of period	$20,674	$11,211

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business
Discover Financial Services ("DFS" or the "Company") is a digital banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company provides digital banking products and services and payment services through its subsidiaries. The Company offers credit card loans, private student loans, personal loans, home loans and deposit products to its customers. The Company also operates the Discover Network, the PULSE network ("PULSE") and Diners Club International ("Diners Club"), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the United States for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.
The Company's business activities are managed in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in business segment reporting, see Note 17: Segment Disclosures.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for the fair presentation of results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's 2020 audited consolidated financial statements filed with the Company's annual report on Form 10-K for the year ended December 31, 2020.
2.    Investments
The Company's other short-term investments and investment securities consist of the following (dollars in millions):

	March 31, 2021	December 31, 2020
United States Treasury bills(1)	$—	$2,200
Total other short-term investments	$—	$2,200

United States Treasury securities(2)	$8,907	$9,354
Residential mortgage-backed securities - Agency(3)	525	560
Total investment securities	$9,432	$9,914

(1)Includes United States Treasury bills with maturity dates greater than 90 days but less than one year at the time of acquisition.
(2)Includes $102 million and $117 million of United States Treasury securities pledged as swap collateral as of March 31, 2021 and December 31, 2020.
(3)Consists of residential mortgage-backed securities ("RMBS") issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2021
Available-for-Sale Investment Securities(1)
United States Treasury securities	$8,611	$296	$—	$8,907
Residential mortgage-backed securities - Agency	260	10	—	270
Total available-for-sale investment securities	$8,871	$306	$—	$9,177
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$255	$8	$(1)	$262
Total held-to-maturity investment securities	$255	$8	$(1)	$262

At December 31, 2020
Available-for-Sale Investment Securities(1)
United States Treasury securities	$8,987	$367	$—	$9,354
Residential mortgage-backed securities - Agency	290	10	—	300
Total available-for-sale investment securities	$9,277	$377	$—	$9,654
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$260	$9	$—	$269
Total held-to-maturity investment securities	$260	$9	$—	$269

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent RMBS that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The Company invests in United States Treasury obligations and RMBS issued by government agencies and government-sponsored enterprises of the United States of America ("U.S. GSEs"), which have long histories with no credit losses and are explicitly or implicitly guaranteed by the United States government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments.
At March 31, 2021, there were two investment securities with an aggregate fair value of $112 million that had an immaterial aggregate gross unrealized loss for less than 12 months and no securities that were in an unrealized loss position for more than 12 months. As of December 31, 2020, there were no investment securities with aggregate gross unrealized losses.
There were no proceeds from sales or recognized gains and losses on available-for-sale securities during the three months ended March 31, 2021 and 2020. See Note 9: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three months ended March 31, 2021 and 2020.

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At March 31, 2021	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
United States Treasury securities	$3,005	$5,606	$—	$—	$8,611
Residential mortgage-backed securities - Agency(1)	3	34	214	9	260
Total available-for-sale investment securities	$3,008	$5,640	$214	$9	$8,871
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$255	$255
Total held-to-maturity investment securities	$—	$—	$—	$255	$255
Available-for-Sale Investment Securities—Fair Values
United States Treasury securities	$3,035	$5,872	$—	$—	$8,907
Residential mortgage-backed securities - Agency(1)	3	35	223	9	270
Total available-for-sale investment securities	$3,038	$5,907	$223	$9	$9,177
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$262	$262
Total held-to-maturity investment securities	$—	$—	$—	$262	$262

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing, as well as stimulate economic development in low to moderate income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through the receipt of tax credits allocated to the affordable housing projects and the community revitalization projects. These investments are not consolidated as the Company does not have a controlling financial interest in the investee entities. As of March 31, 2021 and December 31, 2020, the Company had outstanding investments in these entities of $342 million and $353 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $74 million and $93 million, respectively. Of the above outstanding equity investments, the Company had $316 million and $324 million of investments related to affordable housing projects as of March 31, 2021 and December 31, 2020, respectively, which had $67 million and $79 million of related contingent liabilities for unconditional and legally binding delayed equity contributions, respectively.
The Company holds non-controlling equity positions in several payment services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of March 31, 2021 and December 31, 2020, the carrying value of these investments, which is recorded within other assets on the Company's condensed consolidated statements of financial condition, was $37 million and $35 million, respectively.

3.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	March 31, 2021	December 31, 2020
Credit card loans(1)(2)	$67,304	$71,472
Other loans(3)
Private student loans(4)	10,153	9,954
Personal loans	6,961	7,177
Other loans	1,929	1,846
Total other loans	19,043	18,977
Total loan receivables	86,347	90,449
Allowance for credit losses	(7,347)	(8,226)
Net loan receivables	$79,000	$82,223

(1)Amounts include carrying values of $15.7 billion and $16.7 billion underlying investors' interest in trust debt at March 31, 2021 and December 31, 2020, respectively, and $9.4 billion and $10.6 billion in seller's interest at March 31, 2021 and December 31, 2020, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $395 million and $420 million at March 31, 2021 and December 31, 2020, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $477 million, $45 million and $6 million, respectively, at March 31, 2021 and $469 million, $49 million and $6 million, respectively, at December 31, 2020.
(4)Amounts include carrying values of $236 million and $250 million in loans pledged as collateral against the note issued from a private student loan securitization trust at March 31, 2021 and December 31, 2020, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
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

The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	March 31, 2021				December 31, 2020
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans(1)	$55,669	83%	$11,635	17%	$58,950	82%	$12,522	18%
Private student loans by origination year(2)(3)
2021	$212	98%	$5	2%
2020	1,625	95%	81	5%	$1,173	95%	$60	5%
2019	1,592	96%	60	4%	1,659	96%	61	4%
2018	1,297	96%	61	4%	1,365	96%	61	4%
2017	993	95%	55	5%	1,052	95%	57	5%
Prior	3,943	95%	229	5%	4,219	94%	247	6%
Total private student loans	$9,662	95%	$491	5%	$9,468	95%	$486	5%
Personal loans by origination year
2021	$810	100%	$3	—%
2020	2,571	99%	29	1%	$2,880	99%	$25	1%
2019	1,858	96%	85	4%	2,183	96%	90	4%
2018	834	92%	75	8%	1,018	92%	90	8%
2017	447	89%	54	11%	558	89%	69	11%
Prior	167	86%	28	14%	227	86%	37	14%
Total personal loans	$6,687	96%	$274	4%	$6,866	96%	$311	4%

(1)Amounts include $1.0 billion of revolving line-of-credit arrangements that were converted to term loans as a result of a troubled debt restructuring ("TDR") program as of March 31, 2021 and December 31, 2020.
(2)A majority of private student loan originations occur in the third quarter and disbursements can span multiple calendar years.
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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	March 31, 2021			December 31, 2020
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$565	$680	$1,245	$739	$739	$1,478
Private student loans by origination year(1)
2021	$—	$—	$—
2020	1	—	1	$—	$—	$—
2019	5	3	8	3	1	4
2018	9	4	13	9	3	12
2017	11	4	15	12	4	16
Prior	65	20	85	86	20	106
Total private student loans	$91	$31	$122	$110	$28	$138
Personal loans by origination year
2021	$—	$—	$—
2020	6	2	8	$5	$2	$7
2019	16	5	21	18	9	27
2018	11	4	15	15	7	22
2017	7	3	10	10	5	15
Prior	3	2	5	5	2	7
Total personal loans	$43	$16	$59	$53	$25	$78

(1)Private student loans may include a deferment period, during which customers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended March 31, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	(377)	36	(4)	3	(342)
Deductions
Charge-offs	(663)	(20)	(64)	—	(747)
Recoveries	189	6	15	—	210
Net charge-offs	(474)	(14)	(49)	—	(537)
Balance at March 31, 2021	$5,640	$862	$804	$41	$7,347

	For the Three Months Ended March 31, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(3)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	1,439	129	263	7	1,838
Deductions
Charge-offs	(869)	(22)	(84)	—	(975)
Recoveries	186	5	15	—	206
Net charge-offs	(683)	(17)	(69)	—	(769)
Balance at March 31, 2020	$5,306	$765	$807	$35	$6,913

(1)Excludes a $23 million and $31 million reclassification of the liability for expected credit losses on unfunded commitments for the three months ended March 31, 2021 and 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
(2)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Represents the adjustment to the allowance for credit losses as a result of adoption of ASU No. 2016-13 on January 1, 2020.
The allowance for credit losses was $7.3 billion at March 31, 2021, which reflects an $879 million release from the amount of the allowance for credit losses at December 31, 2020. The release in the overall allowance was primarily driven by a reduction in loan receivables outstanding, continued stable credit performance and improvements in the macroeconomic forecast.
The decrease in outstanding loans receivable, particularly credit card loans, and the stable credit performance was driven in part by elevated payment rates resulting from the latest round of government stimulus and the associated improvement in household cash flows. In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior, payment trends and credit performance subsequent to the expiration of government stimulus programs, such as the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and the American Rescue Plan Act of 2021 ("ARPA"), and government-offered disaster relief programs, such as foreclosure moratoriums and federal student loan and mortgage payment forbearance.
In estimating the allowance at March 31, 2021, the Company used a macroeconomic forecast that projected (i) a peak unemployment rate of 6.7%, which decreases to 6.0% through the end of 2021 and (ii) a 4.6% growth in real gross domestic product in 2021. Labor market conditions, which historically have been an important determinant of credit loss trends, have improved but remain stressed by the pandemic; unemployment claims have fallen below pandemic peaks, but unemployment remains elevated by historical standards. Moreover, the impact of the coronavirus disease 2019 ("COVID-19") pandemic on the economy and the government's response to the pandemic has continued to cause uncertainty in the assumptions surrounding factors such as the pace and sustainability of economic recovery. Accordingly, the estimation of the allowance for credit losses has required significant management judgment.
Company-initiated loan modification programs include those offered specifically in response to the COVID-19 pandemic as well as existing programs offered to customers experiencing difficulty making their payments. In addition to the Skip-a-Pay (payment deferral) ("SaP") programs, which ended on August 31, 2020, the Company has other modification programs that customers have utilized during the period related to the pandemic. The accounts using these modifications as a result of the COVID-19 pandemic were evaluated for potential exclusion from the TDR designation either due to the insignificance of the concession or because they qualified for exemption pursuant to the CARES Act. The effects of all modifications, including TDRs, loan modifications exempt from the TDR designation pursuant to the CARES Act and SaP programs, are considered as part of the process for determining the allowance for credit losses.
The forecast period the Company deemed to be reasonable and supportable was 18 months as of March 31, 2021 and December 31, 2020. The 18-month reasonable and supportable forecast period was deemed appropriate on the basis of observed stabilization of macroeconomic forecasts. As of March 31, 2020, the forecast period the Company deemed to be reasonable and supportable was 12 months due to the uncertainty caused by the rapidly changing economic environment experienced at the onset of the COVID-19 pandemic. As of March 31, 2021, December 31, 2020, and March 31, 2020, the Company determined that a reversion period of 12 months was appropriate. During the first quarter of 2020, a straight-line method was used to revert to appropriate historical information. Due to the uncertainties associated with borrower behavior resulting from government stimulus and disaster relief programs, the Company applied a weighted reversion method to provide for a more reasonable transition to historical losses for all loan products as of March 31, 2021 and December 31, 2020.
The decrease in net charge-offs across all loan products for the three months ended March 31, 2021, when compared to the same period in 2020, was due to the impacts of government stimulus and government-offered disaster relief programs. The decrease in net charge-offs on credit card loans was also favorably impacted by a decrease in outstanding loan receivables period-over-period. The decrease in net charge-offs on personal loans also reflects tightened underwriting standards implemented around the onset of the COVID-19 pandemic.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$95	$143
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$23	$35

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below for each class of loan receivables (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At March 31, 2021
Credit card loans	$565	$680	$1,245	$626	$216
Other loans
Private student loans	91	31	122	30	11
Personal loans	43	16	59	15	8
Other loans	7	5	12	1	12
Total other loans	141	52	193	46	31
Total loan receivables	$706	$732	$1,438	$672	$247

At December 31, 2020
Credit card loans	$739	$739	$1,478	$687	$209
Other loans
Private student loans	110	28	138	27	12
Personal loans	53	25	78	23	12
Other loans	8	3	11	—	10
Total other loans	171	56	227	50	34
Total loan receivables	$910	$795	$1,705	$737	$243

(1)The Company estimates that the gross interest income that would have been recorded in accordance with the original terms of non-accruing credit card loans was $8 million and $10 million for the three months ended March 31, 2021 and 2020, respectively. The Company does not separately track the amount of gross interest income that would have been recorded in accordance with the original terms of loans. This amount was estimated based on customers' current balances and most recent interest rates.
Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, private student and personal loan borrowers who may be experiencing financial hardship. The Company considers a modified loan in which a concession has been granted to the borrower to be a TDR based on the cumulative length of the concession period and credit quality of the borrower. New programs are evaluated to determine which of them meet the definition of a TDR, including modification programs that were provided to customers for temporary relief due to the economic impacts of the COVID-19 pandemic. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs are also available for credit card and personal loans. All loans modified in a temporary modification program, including those that were created specifically in response to the COVID-19 pandemic, are evaluated for exclusion from the TDR designation either due to the insignificance of the concession or because they qualify for exemption pursuant to the CARES Act. To the extent the loan accounts do not meet the requirements for exclusion, temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on private student loans and certain grants of private student loan forbearance, result in the loans being classified as TDRs. In addition, loans that defaulted from, or successfully completed a loan modification program or forbearance, continue to be classified as TDRs, except as noted below. See the table below that presents the carrying value of loans that experienced a payment default during the period for more information.
For credit card customers, the Company offers both temporary and permanent hardship programs. The temporary hardship programs consist of an interest rate reduction and in some cases a reduced minimum payment, both lasting for a period no longer than 12 months. Charging privileges on these accounts are generally suspended while in the program and, if certain criteria are met, may be reinstated following completion of the program. Credit card accounts of borrowers that have previously participated in a temporary interest rate reduction program and that have both demonstrated financial stability and had their charging privileges reinstated at a market-based interest rate, are excluded from the balance of TDRs.

The permanent modification program involves closing the account, changing the structure of the loan to a fixed payment loan with a maturity no longer than 72 months and reducing the interest rate on the loan. The permanent modification program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes permanent loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. These permanent loan modifications remain in the population of TDRs until they are paid off or charged off.
At March 31, 2021 and December 31, 2020, there were $5.5 billion and $5.7 billion, respectively, of private student loans in repayment and $96 million and $117 million, respectively, in forbearance. To assist private student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance or programs that include payment deferral, temporary payment reduction, temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and a determination of financial distress based on an evaluation of the credit quality of the borrower using FICO scores.
For personal loan customers, the Company offers various payment programs, including temporary and permanent programs, in certain situations. The temporary programs normally consist of a reduction of the minimum payment for a period of no longer than 12 months with the option of a final balloon payment required at the end of the loan term or an extension of the maturity date with the total term not exceeding nine years. Further, the interest rate on the loan is reduced in certain circumstances. The permanent programs involve extending the term of the loan and, in certain circumstances, reducing the interest rate on the loan. Similar to the temporary programs, the total term may not exceed nine years. The Company also allows permanent loan modifications for customers who request financial assistance through external sources, similar to the credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are classified as TDRs.
Borrower performance after using payment programs or forbearance is monitored. The Company believes the programs are useful in assisting customers experiencing financial difficulties and allowing them to make timely payments. In addition to helping customers with their credit needs, these programs are designed to maximize collections and ultimately the Company’s profitability. The Company plans to continue to use payment programs and forbearance as a means to provide relief to customers experiencing temporary financial difficulties and expects to have additional loans classified as TDRs in the future as a result.
In order to evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the three months ended March 31, 2021 and 2020, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended March 31, 2021 and 2020, the Company forgave approximately $12 million and $21 million, respectively, of interest and fees as a result of accounts entering into a credit card loan TDR program. For all loan products, interest income on modified loans is recognized based on the modified contractual terms.
Section 4013 of the CARES Act provides certain financial institutions with the option to suspend the application of accounting and reporting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the COVID-19 pandemic. Section 541 of the Omnibus and COVID Relief and Response Act extended the loan modification relief provided by the CARES Act through the earlier of January 1, 2022, or the date that is 60 days after the termination of the presidentially-declared national emergency. The Company has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under Section 4013 of the CARES Act and as subsequently extended. As such, TDR program balances and number of accounts have been favorably impacted by the exclusion of certain modifications from the TDR designation pursuant to these exemptions and are expected to remain lower than they otherwise would have been.

The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Three Months Ended March 31,
	2021		2020(2)
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	20,702	$135	82,124	$533
Private student loans	126	$2	1,587	$29
Personal loans	1,390	$17	2,478	$33

(1)Accounts that entered a credit card TDR program include $128 million and $210 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended March 31, 2021 and 2020, respectively.
(2)Certain prior period amounts have been reclassified to conform to current period presentation.
The number and balance of new credit card and personal loan modifications, including the combined total of those designated as TDRs and those exempt from the TDR status, decreased during the three months ended March 31, 2021, when compared to the same period in 2020. The decrease is due to the impacts of government stimulus and government-offered disaster relief programs. The number and balance of new private student loan modifications, including the combined total of those designated as TDRs and those exempt from the TDR designation pursuant to the CARES Act, increased during the three months ended March 31, 2021, when compared to the same period in 2020. The increase was due to the utilization of SaP programs in 2020 in lieu of traditional loan modification programs. SaP programs do not constitute TDRs given the insignificant delay in payment; they are therefore also excluded from TDRs evaluated for exemption pursuant to the CARES Act. This increase was partially offset by the impacts of government stimulus and government-offered disaster relief programs in the current period.
The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended March 31,
	2021		2020
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	6,001	$36	20,485	$117
Private student loans(3)	66	$2	358	$7
Personal loans(2)	527	$7	1,200	$18

(1)For credit card loans that default from a temporary program, accounts revert back to the pre-modification terms and charging privileges remain suspended in most cases.
(2)For credit card loans and personal loans, a customer defaults from a loan modification program after either two consecutive missed payments or at charge-off, depending on the program. The outstanding balance upon default is generally the loan balance at the end of the month prior to default.
(3)For student loans, defaults have been defined as loans that are 60 or more days delinquent. The outstanding balance upon default is generally the loan balance at the end of the month prior to default.
Of the account balances that defaulted as shown above for the three months ended March 31, 2021 and 2020, approximately 68% and 40%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For accounts that have defaulted from a TDR program and have not been subsequently charged off, the balances are included in the allowance for credit loss analysis discussed above under “— Allowance for Credit Losses.”
4.    Credit Card and Private Student Loan Securitization Activities
The Company's securitizations are accounted for as secured borrowings and the related trusts are treated as consolidated subsidiaries of the Company. For a description of the Company's principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2020.

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
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. In order to issue senior, higher rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower rated or more highly subordinated classes of notes. The subordinated classes are held by wholly-owned subsidiaries of Discover Bank. The Company is exposed to credit risk associated with trust receivables as of the balance sheet date through the retention of these subordinated interests. The current expected credit loss on trust receivables is included in the allowance for credit losses estimate.
The Company's retained interests in the assets of the trusts, consisting of investments in DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions that are eliminated in the preparation of the Company's condensed consolidated statements of financial condition.
Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts' creditors. Further, the transferred credit card loan receivables are owned by the trust and are not available to third-party creditors of the Company. The trusts have ownership of cash balances, which are reported in restricted cash within the Company's condensed consolidated statements of financial condition. With the exception of the seller's interest in trust receivables, the Company's interests in trust assets are generally subordinate to the interests of third-party investors in trust debt and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to those investors. Apart from the restricted assets related to securitization activities, the investors and the securitization trusts have no recourse to the Company's other assets or the Company's general credit for a shortage in cash flows.
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	March 31, 2021	December 31, 2020
Restricted cash	$316	$16

Investors' interests held by third-party investors	10,600	10,600
Investors' interests held by wholly-owned subsidiaries of Discover Bank	5,143	6,121
Seller's interest	9,420	10,575
Loan receivables(1)	25,163	27,296
Allowance for credit losses allocated to securitized loan receivables(1)	(1,615)	(1,936)
Net loan receivables	23,548	25,360
Other	4	3
Carrying value of assets of consolidated variable interest entities	$23,868	$25,379

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, credit risk associated with the transferred receivables is fully reflected on the Company's balance sheet in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that could cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of March 31, 2021, no economic or other early amortization events have occurred.
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
Private Student Loan Securitization Activities
Private student loan trust receivables are reported in loan receivables and the related debt issued by the trust is reported in long-term borrowings. The assets of the trust are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts. With the exception of the trust's restricted assets, the trust and investors have no recourse to the Company's other assets or the Company's general credit for a shortage in cash flows.
Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trust until cash is released in accordance with the trust indenture agreement. Similar to the credit card securitizations, the Company continues to service the private student loan receivables held by the trust and receives servicing fees from the trust based on a percentage of the principal balance outstanding. Although the servicing fee income offsets the fee expense related to the trust and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income, net of related expenses.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	March 31, 2021	December 31, 2020
Restricted cash	$10	$9
Private student loan receivables	236	250
Carrying value of assets of consolidated variable interest entities	$246	$259

5.    Intangible Assets
In the second quarter of 2020, the Company conducted an interim impairment test on its non-amortizable intangible assets, both the Diners Club trade names and international transaction processing rights, due to changes in the international travel and entertainment businesses and a declining revenue outlook for the foreseeable future resulting from the COVID-19 pandemic. The valuation methodology used to value the trade names and international transaction processing rights was based on a discounted cash flow method, consistent with the methodology used for annual impairment testing. As a result of this analysis, the Company determined that the trade names and international transaction processing rights were impaired and recognized a charge in its Payment Services segment of $36 million and $23 million, respectively. The impairment was recorded in other expense on the consolidated statements of income in the three months ended June 30, 2020. As of March 31, 2021, the trade names have a remaining net book value of $92 million and the international transaction processing rights have no remaining net book value.
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

The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	March 31, 2021	December 31, 2020
Certificates of deposit in amounts less than $100,000	$17,526	$19,105
Certificates of deposit in amounts $100,000 or greater(1)	8,168	9,164
Savings deposits, including money market deposit accounts	49,227	47,426
Total interest-bearing deposits	$74,921	$75,695

(1)Includes $2.3 billion and $2.6 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of March 31, 2021 and December 31, 2020, respectively.
The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

March 31, 2021
Three months or less	$1,810
Over three months through six months	1,608
Over six months through twelve months	2,879
Over twelve months	1,871
Total	$8,168

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

March 31, 2021
2021	$12,744
2022	6,880
2023	2,357
2024	1,385
2025	868
Thereafter	1,460
Total	$25,694

7.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	March 31, 2021				December 31, 2020
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2021-2024	1.85% - 3.32%	2.74%	$6,011	$6,041
Floating-rate asset-backed securities(2)	2021-2024	0.34% - 0.71%	0.50%	4,670	4,669
Total Discover Card Master Trust I and Discover Card Execution Note Trust				10,681	10,710

Floating-rate asset-backed security(3)(4)	2031	4.25%	4.25%	123	130
Total private student loan securitization trust				123	130
Total long-term borrowings - owed to securitization investors				10,804	10,840

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75% - 5.20%	4.16%	3,348	3,337
Fixed-rate retail notes	2022-2031	2.85% - 4.40%	3.75%	175	336

Discover Bank
Fixed-rate senior bank notes(1)	2021-2030	2.45% - 4.65%	3.57%	6,172	6,213
Fixed-rate subordinated bank notes(1)	2028	4.68%	4.68%	512	515
Total long-term borrowings				$21,011	$21,241

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate ("LIBOR") or Overnight Index Swap ("OIS") Rate. Use of these interest rate swaps impacts the carrying value of the debt. See Note 16: Derivatives and Hedging Activities.
(2)Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 23 to 60 basis points as of March 31, 2021.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of March 31, 2021.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents final maturity date.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

March 31, 2021
2021	$4,195
2022	5,190
2023	3,337
2024	2,596
2025	528
Thereafter	5,165
Total	$21,011

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2021, the total commitment of secured credit facilities through private providers was $6.0 billion, none of which was drawn as of March 31, 2021. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar years 2022 and 2023. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each individual conduit provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
8.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at March 31, 2021 (dollars in millions):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at March 31, 2021	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	7/22/2020	$10	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

(1)Redeemable at the redemption price plus declared and unpaid dividends.
(2)Issued as depositary shares, each representing 1/100th interest in a share of the corresponding series of preferred stock. Each preferred share has a par value of $0.01.
(3)Redeemable at the Company’s option, subject to regulatory approval, either (i) in whole or in part on any dividend payment date on or after October 30, 2027 or (ii) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the Series C preferred stock).
(4)Any dividends declared are payable semi-annually in arrears at a rate of 5.50% per annum until October 30, 2027. Thereafter, dividends declared will be payable quarterly in arrears at a floating rate equal to three-month LIBOR plus a spread of 3.076% per annum.
(5)Redeemable at the Company’s option, subject to regulatory approval, either (i) in whole or in part during the three-month period prior to, and including, each reset date (as defined in the certificate of designations for the Series D preferred stock) or (ii) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the Series D Preferred Stock).
(6)Any dividends declared are payable semi-annually in arrears at a rate of 6.125% per annum until September 23, 2025, after which the dividend rate will reset every five years to a fixed annual rate equal to the 5-year Treasury plus a spread of 5.783%.
9.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") were as follows (dollars in millions):

	Unrealized Gains on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended March 31, 2021
Balance at December 31, 2020	$284	$(12)	$(227)	$45
Net change	(53)	1	—	(52)
Balance at March 31, 2021	$231	$(11)	$(227)	$(7)

For the Three Months Ended March 31, 2020
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)
Net change	256	(3)	—	253
Balance at March 31, 2020	$368	$(20)	$(214)	$134

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit	Net of Tax
For the Three Months Ended March 31, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(71)	$18	$(53)
Net change	$(71)	$18	$(53)
Cash Flow Hedges
Amounts reclassified from AOCI	$1	$—	$1
Net change	$1	$—	$1

For the Three Months Ended March 31, 2020
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$337	$(81)	$256
Net change	$337	$(81)	$256
Cash Flow Hedges
Net unrealized losses arising during the period	$(7)	$2	$(5)
Amounts reclassified from AOCI	2	—	2
Net change	$(5)	$2	$(3)

10.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Income (loss) before income taxes	$2,079	$(78)
Income tax expense (benefit)	$486	$(17)
Effective income tax rate	23.4%	22.0%

Income tax expense and the effective tax rate increased $503 million and 1.4 percentage points, respectively, for the three months ended March 31, 2021, as compared to the same period in 2020. The increase in income tax expense was primarily driven by an increase in pretax income. The effective tax rate increased primarily due to tax credits having a lower rate benefit on higher pretax income.
The Company is subject to examination by the Internal Revenue Service ("IRS") and tax authorities in various state, local and foreign tax jurisdictions. Currently the IRS Office of Appeals is reviewing years 2011 – 2015 and the IRS is examining 2018. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. It is reasonably possible that settlements of the IRS appeal of the years 2011 – 2015 and certain state audits may be made within 12 months of the reporting date. At this time, the Company believes it is reasonably possible that a reduction of unrecognized tax benefits of $33 million could be recognized over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.

11.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars in millions, except per share amounts):

	For the Three Months Ended March 31,
	2021	2020
Numerator
Net income (loss)	$1,593	$(61)
Preferred stock dividends	(39)	(16)
Net income (loss) available to common stockholders	1,554	(77)
Income allocated to participating securities	(8)	(1)
Net income (loss) allocated to common stockholders	$1,546	$(78)
Denominator
Weighted-average shares of common stock outstanding	307	308
Effect of dilutive common stock equivalents	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	307	308

Basic earnings (loss) per common share	$5.04	$(0.25)
Diluted earnings (loss) per common share	$5.04	$(0.25)

There were no anti-dilutive securities included in the computation of diluted EPS for the three months ended March 31, 2021. Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three months ended March 31, 2020.
12.    Capital Adequacy
The Company is subject to the capital adequacy guidelines of the Federal Reserve. Discover Bank, the Company's banking subsidiary, is subject to various regulatory capital requirements as administered by the FDIC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit the Company's business activities and have a direct material effect on the financial condition and operating results of the Company and Discover Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Discover Bank must meet specific risk-based capital requirements and leverage ratios that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Company and Discover Bank are subject to regulatory and capital rules issued by the Federal Reserve and FDIC, respectively, under the Basel Committee's December 2010 framework ("Basel III rules"). The Basel III rules became effective for the Company in January 2015 and were subject to phase-in periods through the end of 2018 based on the Company and Discover Bank being classified as "Standardized Approach" entities. Standardized approach entities are defined as United States banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Thresholds within the Basel III rules were all fully phased in as of January 1, 2019, with the exception of certain transition provisions that were frozen pursuant to regulations issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen have been replaced with new permanent rules that became effective in April 2020. The permanent rules provide for certain threshold-based deductions from and adjustments to the Common Equity Tier 1 ("CET1") to the extent that any one such category or all such categories in the aggregate exceed certain percentages of CET1. Additionally, the final rule revised certain capital requirements for Standardized Approach banks by raising the 10% of CET1 deduction threshold for certain items to 25% and eliminating the 15% combined deduction threshold applying to these items, among other things.
Additionally, on March 27, 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the Current Expected Credit Loss ("CECL") accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, the Company has elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022. Accordingly, the Company's CET1 capital ratios in 2020 and 2021 are higher than they otherwise would have been.
As of March 31, 2021, the Company and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. The Company and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed the Company's or Discover Bank's category. To be categorized as "well-capitalized," the Company and Discover Bank must maintain minimum capital ratios as set forth in the table below.
The following table shows the actual capital amounts and ratios of the Company and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
March 31, 2021
Total capital (to risk-weighted assets)
Discover Financial Services	$15,751	18.0%	$6,993	≥8.0%	$8,742	≥10.0%
Discover Bank	$15,354	17.8%	$6,906	≥8.0%	$8,633	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$14,104	16.1%	$5,245	≥6.0%	$5,245	≥6.0%
Discover Bank	$13,421	15.5%	$5,180	≥6.0%	$6,906	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$14,104	12.2%	$4,620	≥4.0%	N/A	N/A
Discover Bank	$13,421	11.7%	$4,572	≥4.0%	$5,715	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$13,048	14.9%	$3,934	≥4.5%	N/A	N/A
Discover Bank	$13,421	15.5%	$3,885	≥4.5%	$5,611	≥6.5%

December 31, 2020
Total capital (to risk-weighted assets)
Discover Financial Services	$14,711	16.1%	$7,298	≥8.0%	$9,123	≥10.0%
Discover Bank	$14,507	16.1%	$7,214	≥8.0%	$9,018	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$13,006	14.3%	$5,474	≥6.0%	$5,474	≥6.0%
Discover Bank	$12,415	13.8%	$5,411	≥6.0%	$7,214	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$13,006	10.9%	$4,757	≥4.0%	N/A	N/A
Discover Bank	$12,415	10.5%	$4,709	≥4.0%	$5,886	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$11,950	13.1%	$4,105	≥4.5%	N/A	N/A
Discover Bank	$12,415	13.8%	$4,058	≥4.5%	$5,862	≥6.5%

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
Commitments
Unused Credit Arrangements
At March 31, 2021, the Company had unused credit arrangements for loans of approximately $218.8 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. The Company can terminate substantially all of these arrangements at any time and therefore the arrangements do not necessarily represent future cash requirements. The arrangements are periodically reviewed based on account usage, customer creditworthiness and loan qualification. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
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
Securitizations Representations and Warranties
As part of the Company's financing activities, the Company provides representations and warranties that certain assets pledged as collateral in secured borrowing arrangements conform to specified guidelines. Due diligence is performed by the Company and is intended to ensure that asset guideline qualifications are met. If the assets pledged as collateral do not meet certain conforming guidelines, the Company may be required to replace, repurchase or sell such assets. In its credit card securitization activities, the Company would replace nonconforming receivables through the allocation of excess seller's interest or from additional transfers from the unrestricted pool of receivables. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors' interests would be triggered. In its private student loan securitizations, the Company would generally repurchase the loans from the trust at the outstanding principal amount plus interest.
The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests in credit card asset-backed securities and the principal amount of any private student loan secured borrowings, plus any unpaid interest for the corresponding secured borrowings. The Company has recorded substantially all of the maximum potential amount of future payments in long-term borrowings on the Company's condensed consolidated statements of financial condition. The Company has not recorded any incremental contingent liability associated with its secured borrowing representations and warranties. Management believes that the probability of having to replace, repurchase or sell assets pledged as collateral under secured borrowing arrangements, including an early amortization event, is low.
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
The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a potential counterparty defaults on its settlement and the time the Company disables the settlement of any further transactions for the defaulting party. The Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits), however, there is no limitation on the maximum amount the Company may be liable to pay.
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $60 million as of March 31, 2021.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of March 31, 2021, the Company had not recorded any material contingent liability in the condensed consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2021 and 2020.
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

The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Aggregate sales transaction volume(1)	$47,487	$40,963

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any material contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2021 or December 31, 2020. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of March 31, 2021 and December 31, 2020, the Company had escrow deposits and settlement withholdings of $15 million and $16 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.
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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's business including, among other matters, consumer regulatory, accounting, tax and other operational matters. The investigations and proceedings may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief, which could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit its ability to execute its business strategies and engage in certain business activities. Certain subsidiaries of the Company are subject to a consent order with the Consumer Financial Protection Bureau ("CFPB") regarding certain private student loan servicing practices, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement related expense was not material for the three months ended March 31, 2021 and 2020.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $290 million as of March 31, 2021. This estimated range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved and takes into account the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.

The Company's estimated range noted above involves significant judgment, given the varying stages of the proceedings, the existence of numerous yet to be resolved issues, the breadth of the claims (often spanning multiple years and, in some cases, a wide range of business activities), unspecified damages and/or the novelty of the legal issues presented. The outcome of pending matters could adversely affect the Company's reputation and be material to the Company's condensed consolidated financial condition, operating results and cash flows for a particular future period, depending on, among other things, the level of the Company's income for such period.
On July 22, 2015, the Company announced that its subsidiaries, Discover Bank, The Student Loan Corporation and Discover Products Inc. (the "Discover Subsidiaries"), agreed to a consent order with the CFPB with respect to certain private student loan servicing practices (the “2015 Order”). The 2015 Order expired in July 2020. On December 22, 2020, the Discover Subsidiaries agreed to a consent order (the “2020 Order”) with the CFPB resolving the agency’s investigation into Discover Bank’s compliance with the 2015 Order. In connection with the 2020 Order, Discover is required to implement a redress and compliance plan and must pay at least $10 million in consumer redress to consumers who may have been harmed and paid a $25 million civil money penalty to the CFPB.
On March 8, 2016, a class action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the United States District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam's Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On August 28, 2020, the Court granted the plaintiffs' Motion to Certify a Class. The defendants appealed the ruling on September 11, 2020, which was denied. The Company filed a Motion to Compel Arbitration on October 30, 2020, on which a ruling remains pending. The defendants submitted expert reports on March 22, 2021. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter, but will seek to vigorously defend against all claims asserted by the plaintiffs.
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
•Level 3: Fair values determined by Level 3 inputs are those based on unobservable inputs and include situations where there is little, if any, market activity for the asset or liability being valued. In instances where the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company may utilize both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2021
Assets
Fair value - OCI
U.S. Treasury securities	$8,907	$—	$—	$8,907
Residential mortgage-backed securities - Agency	—	270	—	270
Available-for-sale investment securities	$8,907	$270	$—	$9,177

Liabilities
Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

Balance at December 31, 2020
Assets
Fair value - OCI
United States Treasury securities	$9,354	$—	$—	$9,354
Residential mortgage-backed securities - Agency	—	300	—	300
Available-for-sale investment securities	$9,354	$300	$—	$9,654

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

(1)Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale consist of United States Treasury securities and RMBS. The fair value estimates of investment securities classified as Level 1, consisting of United States Treasury securities, are determined based on quoted market prices for the same securities. The Company classifies RMBS as Level 2, the fair value estimates of which are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on availability of information.
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

At March 31, 2021, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $257 million, a weighted-average coupon of 3.25% and a weighted-average remaining maturity of two years.
Derivative Financial Instruments
The Company's derivative financial instruments consist of interest rate swaps and foreign exchange forward contracts. These instruments are classified as Level 2 as their fair values are estimated using proprietary pricing models, containing certain assumptions based on readily observable market-based inputs, including interest rate curves, option volatility and foreign currency forward and spot rates. In determining fair values, the pricing models use widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and the observable market-based inputs. The fair values of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments are based on an expectation of future interest rates derived from the observable market interest rate curves. The Company considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. The fair values of the currency instruments are valued by comparing the contracted forward exchange rate pertaining to the specific contract maturities to the current market exchange rate.
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
As of October 16, 2020, the Company revised its valuation methodology to reflect changes made by central clearinghouses that changed the discounting methodology and interest calculation of cash variation margin from OIS to the Secured Overnight Financing Rate (“SOFR”) for U.S. Dollar cleared interest rate swaps. The Company's valuation methodology will result in valuations for cleared interest rate swaps that better reflect cleared swap prices obtainable in the markets in which the Company transacts. Pursuant to ASC Topic 848, the Company has elected and applied certain optional expedients and exceptions that provide contract modification and hedge accounting relief to eligible interest rate swaps affected by the change in the discounting methodology. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. The Company had no impairments related to these assets during the three months ended March 31, 2021 and 2020. See Note 5: Intangible Assets for more information on the impact of COVID-19 on intangible assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$262	$—	$262	$255
Held-to-maturity investment securities	$—	$262	$—	$262	$255

Net loan receivables	$—	$—	$86,984	$86,984	$79,000

Carrying value approximates fair value(1)
Cash and cash equivalents	$20,348	$—	$—	$20,348	$20,348
Restricted cash	$326	$—	$—	$326	$326
Accrued interest receivables(2)	$—	$967	$—	$967	$967

Liabilities
Amortized cost
Time deposits(3)	$—	$26,336	$—	$26,336	$25,694

Long-term borrowings - owed to securitization investors	$—	$10,757	$123	$10,880	$10,804
Other long-term borrowings	—	10,991	—	10,991	10,207
Long-term borrowings	$—	$21,748	$123	$21,871	$21,011

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$147	$—	$147	$147

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
Derivatives may give rise to counterparty credit risk, which generally is addressed through collateral arrangements as described under the sub-heading "— Collateral Requirements and Credit-Risk Related Contingency Features." The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved prior to engaging in any transaction with the Company. Counterparties are monitored on a regular basis by the Company to ensure compliance with the Company's risk policies and limits. In determining the counterparty credit risk valuation adjustment for the fair values of derivatives, if any, the Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to related counterparties.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest receipts from credit card receivables and interest payments on credit card securitized debt and deposits. The derivatives are designated as hedges of the risk of changes in cash flows on the Company's Prime rate-based interest receipts and federal funds rate-based interest payments and qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). As of March 31, 2021 and December 31, 2020, the Company's outstanding cash flow hedges related only to interest receipts from credit card receivables and had an initial maximum period of two years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at March 31, 2021, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company's then outstanding credit card receivables and certain floating-rate securitized debt. During the next 12 months, the Company estimates it will reclassify $3 million of pretax income and expense to earnings related to its derivatives designated as cash flow hedges.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	March 31, 2021				December 31, 2020
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$250	1	$—	$—	$250	$—	$—
Interest rate swaps—fair value hedge	$11,625	15	—	1	$11,625	1	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$27	6	—	—	$24	—	—
Total gross derivative assets/liabilities(2)			—	1		1	—
Less: collateral held/posted(3)			—	(1)		—	—
Total net derivative assets/liabilities			$—	$—		$1	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 788 million as of March 31, 2021, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 596 million as of December 31, 2020.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At March 31, 2021 and December 31, 2020, the Company had one outstanding contract with a total notional amount of $12 million and $27 million, respectively, and an immaterial fair value.
(3)Collateral amounts, which consist of both cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount of Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liability	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liability
Long-term borrowings	$11,802	$203	$11,881	$281

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized in Income
	Interest Expense
	Deposits	Long-Term Borrowings	Interest Income (Credit Card)	Other Income
For the Three Months Ended March 31, 2021
Total amounts of income and expense line items presented in the condensed consolidated statements of income where the effects of fair value or cash flow hedges are recorded	$(193)	$(123)	$2,154	$23

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$(1)	$—	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$—	$78	$—	$—
Gains (losses) on interest rate swaps	—	(30)	—	—
Total gains on fair value hedging relationships	$—	$48	$—	$—

For the Three Months Ended March 31, 2020
Total amounts of income and expense line items presented in the condensed consolidated statements of income where the effects of fair value or cash flow hedges are recorded	$(373)	$(211)	$—	$28

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(1)	$(1)	$—	$—

Gains (losses) on fair value hedging relationships
Gains (losses) on hedged items	$—	$(396)	$—	$—
Gains on interest rate swaps	—	405	—	—
Total gains on fair value hedging relationships	$—	$9	$—	$—

For the impact of the derivative instruments on OCI, see Note 9: Accumulated Other Comprehensive Income.
Collateral Requirements and Credit-Risk Related Contingency Features
The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps and foreign exchange forward contracts. The Company has not sought a legal opinion in relation to the enforceability of its master netting arrangements and, as such, does not report any of these positions on a net basis. Collateral is required by either the Company or its subsidiaries or the counterparty depending on the net fair value position of the derivatives held with that counterparty. These collateral receivable or payable amounts are generally not offset against the fair value of these derivatives, but are recorded separately in other assets or deposits. Most of the Company's cash collateral amounts relate to positions cleared through an exchange and are reflected as offsets to the associated derivatives balances recorded in other assets and accrued expenses and other liabilities.

The Company also has agreements with certain of its derivative counterparties that contain a provision under which the Company could be declared in default on any of its derivative obligation if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender.
17.    Segment Disclosures
The Company's business activities are managed in two segments: Digital Banking and Payment Services.
•Digital Banking: The Digital Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans, personal loans, home loans and other consumer lending and deposit products. The majority of Digital Banking revenues relate to interest income earned on the segment's loan products. Additionally, the Company's credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.
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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended March 31, 2021
Interest income
Credit card loans	$2,154	$—	$2,154
Private student loans	185	—	185
Personal loans	224	—	224
Other loans	28	—	28
Other interest income	55	—	55
Total interest income	2,646	—	2,646
Interest expense	316	—	316
Net interest income	2,330	—	2,330
Provision for credit losses	(365)	—	(365)
Other income	379	86	465
Other expense	1,047	34	1,081
Income before income taxes	$2,027	$52	$2,079

For the Three Months Ended March 31, 2020
Interest income
Credit card loans	$2,416	$—	$2,416
Private student loans	205	—	205
Personal loans	254	—	254
Other loans	24	—	24
Other interest income	83	—	83
Total interest income	2,982	—	2,982
Interest expense	584	—	584
Net interest income	2,398	—	2,398
Provision for credit losses	1,807	—	1,807
Other income	366	124	490
Other expense	1,118	41	1,159
(Loss) Income before income taxes	$(161)	$83	$(78)

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended March 31, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$226	$15	$241
Protection products revenue	43	—	43
Transaction processing revenue	—	51	51
Other income	3	20	23
Total other income subject to ASC 606(2)	272	86	358
Other income not subject to ASC 606
Loan fee income	107	—	107
Total other income not subject to ASC 606	107	—	107
Total other income by operating segment	$379	$86	$465

For the Three Months Ended March 31, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$197	$19	$216
Protection products revenue	47	—	47
Transaction processing revenue	—	44	44
Other income	3	25	28
Total other income subject to ASC 606(2)	247	88	335
Other income not subject to ASC 606
Loan fee income	119	—	119
Gains on equity investments	—	36	36
Total other income not subject to ASC 606	119	36	155
Total other income by operating segment	$366	$124	$490

(1)Net of rewards, including Cashback Bonus rewards, of $525 million and $478 million for the three months ended March 31, 2021 and 2020, respectively.
(2)Excludes deposit product fees that are reported within net interest income, which were immaterial for the three months ended March 31, 2021 and 2020.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2020.
19.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2021 and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the effect of the coronavirus disease 2019 ("COVID-19") pandemic and measures taken to mitigate the pandemic, including their impact on our credit quality and business operations as well as their impact on general economic and financial markets, changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants; our ability to sustain and grow our private student loan, personal loan and home loan products; difficulty obtaining regulatory approval for, financing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of key systems; our ability to remain organizationally effective; our ability to increase or sustain Discover card usage or attract new customers; our ability to maintain relationships with merchants; the effect of political, economic and market conditions, geopolitical events and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors; our ability to maintain current technology and integrate new and acquired systems; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
Additional factors that could cause our results to differ materially from those described below can be found in this section and in "Item 1A — Risk Factors" in Part II of this quarterly report and in "Risk Factors," "Business — Competition," "Business — Supervision and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2020, which is filed with the Securities and Exchange Commission ("SEC") and available at the SEC's internet site (https://www.sec.gov).
Introduction and Overview
Discover Financial Services ("DFS") is a digital banking and payment services company. We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home loans and deposit products. We also operate the Discover Network, the PULSE network ("PULSE") and Diners Club International ("Diners Club"), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the United States for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.

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
COVID-19 Pandemic Response and Impact
The coronavirus disease 2019 ("COVID-19") pandemic has continued to have a widespread and unprecedented impact on a global scale. The impact of the COVID-19 pandemic continues to evolve rapidly. Its future effects are uncertain and it may be difficult to assess or predict the extent of the impacts of the pandemic on us as many factors are beyond our control and knowledge. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, see the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020, under "Item 1A — Risk Factors". This section includes a discussion of significant areas of potential impact on us of the COVID-19 pandemic and certain actions we are taking or expect to take in this time of uncertainty caused by the COVID-19 pandemic.
Financial Results and Outlook
We saw an increase in sales volume for the three months ended March 31, 2021, as compared to the same period in 2020. Additionally, we decreased our allowance for credit losses from December 31, 2020. The United States economy is recovering from a brief but severe recession triggered by the COVID-19 pandemic. While uncertainty surrounding the pace and sustainability of economic recovery remains, improved economic trends and government stimulus have positively impacted credit performance and elevated consumer payment rates.
We expect uncertainty in the economic recovery to continue this year, with the level of impact on our business dependent on the timing and shape of the economic recovery. We anticipate modest loan growth, the size of which will depend on payment rate trends and the timing and pace of the broad economic recovery. We expect net interest margin to remain relatively flat through the remainder of 2021. We expect net charge-offs to be relatively flat to lower year-over-year, as a result of the anticipated pace of economic recovery and recent government stimulus. We remain committed to disciplined expense management and will continue to make investments for profitable long-term growth through increased marketing as well as investments in core technology capabilities and efficiency improvements.
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
Loan Receivables
At the onset of the pandemic, we continued to lend to customers but tightened our standards for new accounts and for growing existing accounts across all products in our loan portfolio. We continued to maintain tight underwriting standards given the macroeconomic uncertainties caused by the recovery from the COVID-19 pandemic-induced recession. At the onset of the pandemic, we expanded borrower relief offerings to include Skip-a-Pay (payment deferral) ("SaP") programs and other loan modification programs, complementing the assistance already available through our existing loan modification programs.
In the first quarter of 2021, we decreased our allowance for credit losses in anticipation of lower credit losses caused by the continued stable credit performance and improvements in the macroeconomic forecast. Our allowance for credit losses includes the risk associated with all loans and considers the effects of all loan modifications, including troubled debt restructurings ("TDRs"), loan modifications exempt from the TDR designation under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”) and SaP programs. The allowance for credit losses as of March 31, 2021, took into account our best estimate for the impact of programs put in place by federal and state governments and agencies to mitigate the economic impact of the pandemic. It is unclear whether the measures employed to date are complete or whether federal and state governments and agencies may take additional action that could impact our business. Refer to "— Loan Quality — Impact of the COVID-19 Pandemic on the Loan Portfolio" for more details on the current period allowance for credit losses.
Capital and Liquidity
While uncertainty about the path and timing of economic recovery remains, forecasts of economic growth have become increasingly favorable. In response to the macroeconomic uncertainty, as of March 31, 2021, we maintained liquid assets and capital levels in excess of historical norms. Furthermore, we have observed strong consumer loan payment rates and deposits demand, which increased our cash and other liquid asset balances since the onset of the pandemic and curtailed our need for wholesale funding. However, we maintain good access to all of our diverse funding channels and credit spreads have returned to pre-pandemic levels.
We remain well-capitalized with capital ratios in excess of regulatory minimums and took prudent actions to preserve and augment our capital when the macroeconomic and operating environment turned uncertain last year. In light of the ongoing recovery in macroeconomic conditions, we resumed our common stock repurchase program during the first quarter of 2021. Additionally, we completed capital stress tests during the first quarter of 2021 in conjunction with our annual capital plan and maintain ample capital to ensure we remain well-capitalized while continuing to serve our customers and extend assistance to those who need it.
For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of the adoption of the Current Expected Credit Loss ("CECL") accounting model on regulatory capital for two years in accordance with the interim final rule announced by Federal banking regulators on March 27, 2020. Pursuant to the interim final rule, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022.
Payment Services
As governments across the world have taken steps to minimize the transmission of COVID-19, the number of cross-border transactions processed on the Discover Global Network has declined. Certain negatively impacted categories such as travel may have an outsized impact on some of our Diners Club franchisees. The impacts from the COVID-19 pandemic may result in lasting changes in consumer payment behaviors, such as a shift from credit to debit, a decline in the use of cash, increasing online sales and rapid adoption of contactless payment. As economic uncertainty persists, these shifts may continue to result in changes to the Payment Services segment’s results of operations.
Fair Value and Impairments
With the uncertain nature of the pandemic's overall impact to the economy, we continue to assess the impact of COVID-19 with respect to our goodwill and intangible assets, investment securities and other long-term assets and determined that there were no material impairments necessary during the three months ended March 31, 2021 and 2020. For more information on the impact of COVID-19 on intangible assets, see Note 5: Intangible Assets to our condensed consolidated financial statements.
Business Continuity and Operations
We have re-opened some of our physical locations with appropriate health safety measures and capacity limitations, including our corporate headquarters. However, we have informed employees that they may continue to work from home and will not be required to return to our physical locations until September 2021, at the earliest. Notwithstanding the shift to work-from-home, our operations continue largely unaffected due to the successful implementation of certain of our business continuity plans. Operational changes necessitated by the rapid shift in employee location have not thus far had a material adverse effect on us or our financial condition; however, the shift has caused us to grow increasingly dependent on third-party service providers, including those with which we have no relationship such as our employees’ internet service providers. For more information on the risks associated with reliance on third-party service providers and the shift to work from home, see the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020, under "Item 1A — Risk Factors".

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
•CECL: A joint agency final rule on CECL provided banks, such as Discover, with the option to delay CECL's impact on regulatory capital for two years, followed by three-year phase-in of those impacts. The United States Department of the Treasury subsequently released a study on CECL impacts, noting the need to continue to assess and potentially make changes to the standard or regulatory capital requirements;
•Flexibility to Work with Consumers: The agencies issued joint guidance encouraging banks to work with borrowers and provided guidelines for prudent relief programs. The agencies worked with the Financial Accounting Standards Board ("FASB") to provide accounting-classification flexibility for certain short-term loan modifications. Subsequently, the Federal Financial Institutions Examination Council (“FFIEC”) issued a statement emphasizing the need for institutions to utilize “prudent risk management and consumer protection principle…while working with borrowers as loans near the end of initial loan accommodation periods”;
•Pandemic Planning: The FFIEC released updated guidance to remind banks of actions they should be taking to minimize potential adverse effects of the COVID-19 pandemic on business continuity; and
•Supervisory Flexibility: Regulatory agencies have indicated willingness to work with institutions to provide flexibility and minimize burdens of supervisory activities, including extending deadlines for data collections.
•On March 31, 2021, the Consumer Financial Protection Bureau (“CFPB”) announced it was rescinding several of its own policy statements as well as withdrawing its participation in a number of interagency policy statements issued in response to the COVID-19 pandemic that had been intended to provide flexibility to financial institutions. The CFPB stated that the rescissions “reflect the Bureau’s commitment to consumer protection and the fact that financial institutions have had a year to adapt their operations to the difficulties posed by the pandemic”.
In addition to the above regulatory actions, legislative action was taken to address the economic disruptions caused by the COVID-19 pandemic:
•CARES Act: Enactment of the CARES Act in March 2020 provided expanded unemployment benefits and direct stimulus payments to impacted consumers and offered relief to consumers through changes to credit reporting requirements and mandated forbearance on certain federally-backed mortgages and federal student loans. The CARES Act provided the option for financial institutions, including Discover, to temporarily suspend certain accounting requirements related to TDRs and delay the effective date of CECL for the duration of the national emergency. See "— Banking — Capital Standards and Stress Testing" and "— Loan Quality — Impact of the COVID-19 Pandemic on the Loan Portfolio" below for more information.
•Omnibus and COVID Relief and Response Act: Enactment of additional COVID relief in the 2021 Appropriations bill, H.R. 133, in December 2020 provided additional stimulus payments, increased unemployment benefits, increased small business funding under the Payment Protection Program and extended many CARES Act provisions, including those related to TDRs. Section 541 of the Omnibus and COVID Relief and Response Act extended the TDR accounting and reporting relief provided by the CARES Act through the earlier of January 1, 2022, or the date that is 60 days after the termination of the national emergency declared by the President of the United States of America on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19. On February 24, 2021, President Biden issued a letter on the continuation of the national emergency related to COVID-19. We have elected to apply the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act and extended by Section 541 of the Omnibus and COVID Relief and Response Act.
•American Rescue Plan of 2021 ("ARPA"): Enacted in March 2021, this law contains additional stimulus payments, increased unemployment benefits and increased small business funding under the Payment Protection Program.
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
On June 25, 2020, we received results of the Federal Reserve’s supervisory stress tests and preliminary SCB requirement. The notice indicated that Discover’s capital ratios remain above all required minimums under each of the supervisory scenarios and based on the stress test results our preliminary SCB requirement was set at 3.5%, which was announced as final in a public notice issued by the Federal Reserve on August 10, 2020. However, in addition to the stress test and SCB results, the Federal Reserve also notified Discover that it and all other firms that participated in the 2020 Comprehensive Capital Analysis and Review ("CCAR") exercise would be required to submit a revised capital plan to be assessed by the Federal Reserve under newly developed scenarios incorporating economic stresses reflecting the ongoing COVID-19 pandemic. The Federal Reserve notified all firms subject to CCAR that they would be subject to temporary restrictions on capital distributions in the third and fourth quarter of 2020 that restricted most share repurchases and limited dividends based on a formula that takes into account the firm's average net income over the preceding four quarters.
On November 2, 2020, Discover submitted its revised capital plan as part of the CCAR resubmission process and the Federal Reserve publicly announced results of its analysis on December 18, 2020. The results indicate that Discover’s regulatory capital ratios remained above all minimum requirements under each of the stress test scenarios. However, due to ongoing economic uncertainty, the Federal Reserve has extended the temporary restrictions on capital distributions, with modifications, for all firms subject to the Federal Reserve's capital planning rule through the second quarter of 2021. For the first and second quarters of 2021, provided Discover does not increase the amount of its common stock dividends, Discover may pay common stock dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of Discover’s net income for the four preceding quarters. The Federal Reserve has not yet indicated whether it will use the results of the mid-cycle stress test to adjust Discover's or other firms’ SCB requirement. On March 25, 2021, the Federal Reserve extended the right to recalculate Discover's SCBs through June 30, 2021.We will continue to conduct forward-looking sensitivity analysis and stress tests to assess the potential impact of economic changes resulting from the COVID-19 pandemic on capital planning and provide this information to our Board of Directors as well as our regulators.
On January 19, 2021, the Federal Reserve finalized regulatory amendments that make targeted changes to the capital planning, regulatory reporting and SCB requirements for firms subject to Category IV standards to be consistent with the Federal Reserve’s regulatory tailoring framework. The final rules generally align to instructions that had previously been provided by the Federal Reserve to Category IV firms for recent capital plan submissions. The amended rules also provides Category IV firms with the option to submit to supervisory stress tests during off years if they wish to have the stress test portion of their SCB reset. The Federal Reserve had solicited comment on the need for possible changes to regulatory guidance related to the capital planning process. In connection with the final rulemaking, the Federal Reserve revised the scope of application of its existing regulatory guidance for capital planning to align to the tailoring framework. However, the timing and substance of any additional changes to existing guidance or new guidance is uncertain.

As a Category IV firm, Discover was not required to participate in the Federal Reserve’s supervisory stress tests as part of the 2021 CCAR process. Discover and other Category IV firms had the option under the recently amended capital plan rule to elect to participate in supervisory stress tests at the firm’s discretion. However, Discover did not elect to participate this year. Nevertheless, Discover was required to prepare and submit a capital plan based on an internal forward-looking assessment of income and capital under baseline and stressful conditions. Discover submitted its 2021 capital plan to the Federal Reserve on April 5, 2021. The Federal Reserve will use our 2021 capital plan submission to assess its capital planning process and positions and to reset the portion of our SCB requirement that is based on four quarters of planned common stock dividends. These results are expected to be provided by the Federal Reserve in late-June or early-July of 2021.
LIBOR
On July 27, 2017, the UK Financial Conduct Authority ("FCA") announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after 2021. On March 5, 2021, the FCA announced the future cessation and loss of representativeness for all LIBOR benchmark settings. While non-U.S. Dollar ("USD") and several less frequently referenced USD LIBOR settings will cease publication immediately after December 31, 2021, commonly referenced USD LIBOR settings will cease publication immediately after June 30, 2023. To support a smooth transition away from LIBOR, the Federal Reserve and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee ("ARRC"), a group of private-market participants tasked with ensuring a successful transition from USD LIBOR to a more robust reference rate. The ARRC identified the Secured Overnight Financing Rate ("SOFR") as the alternative reference rate for USD LIBOR. Additionally, the ARRC has established several priorities and milestones to support the use of SOFR, including developing contractual fallback language for capital markets and consumer products; providing clarity on legal, tax, accounting and regulatory matters; and promoting broad outreach and education efforts around the LIBOR transition.
We have offered and continue to offer floating-rate private student loans based on LIBOR. These loans comprise approximately 43% of our private student loan portfolio or approximately 5% of our overall loan portfolio. Our floating-rate borrowings are indexed to LIBOR and limited to asset-backed securities issued by our securitization trusts. United States banking regulators have reinforced the need to cease entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021. We have a cross-functional team overseeing and managing our transition away from the use of LIBOR. This team assesses evolving industry and marketplace norms and conventions for LIBOR-indexed instruments, evaluates the impacts stemming from the future cessation of LIBOR publication and facilitates the operational changes associated with the transition to an alternative reference rate.
Consumer Financial Services
The CFPB regulates consumer financial products and services and examines certain providers of consumer financial products and services, including Discover. The CFPB's authority includes preventing "unfair, deceptive or abusive acts or practices" and ensuring that consumers have access to fair, transparent and competitive financial products and services. The CFPB has rulemaking, supervision and enforcement powers with respect to federal consumer protection laws. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g. credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions including its biennial review of the consumer credit card market. In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding certain private student loan servicing practices. See Note 14: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.
President Biden has nominated Federal Trade Commissioner Rohit Chopra to serve as the Director of the CFPB. Until Mr. Chopra is confirmed by the United States Senate, David Uejio will serve as acting Director of the CFPB. Under Mr. Chopra’s leadership, the CFPB’s priorities are expected to focus on, among other things, vigorous enforcement of existing consumer protection laws, with a particular focus on unfair, deceptive and abusive acts and practices, student lending and servicing, fair lending and debt collection. These changes to the CFPB’s strategies and priorities and any resulting regulatory developments, findings, potential supervisory or enforcement actions and ratings could negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. The additional expense, time and resources needed to comply with ongoing or new regulatory requirements may adversely impact our business and results of operations.
President Biden’s nomination of a new CFPB Director as well as a new head of the Office of the Comptroller of the Currency will also change the composition of the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”).

Although the term of the FDIC’s Chair does not expire until 2024, the Board may not adopt and approve her priorities for the FDIC.
Data Security and Privacy
Policymakers at the federal and state levels remain focused on measures to enhance data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment consumer data privacy standards. The California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA went into effect on January 1, 2020, and the California Attorney General's final regulations became effective on August 14, 2020, with enforcement beginning July 1, 2020. The California Privacy Rights Act ("CPRA"), a ballot measure led by the original proponent of the CCPA, passed on November 3, 2020, and largely enters into force on January 1, 2023. The CPRA replaces the CCPA to further enhance consumer privacy protections and creates a new California Privacy Protection Agency. While the CPRA retains an exemption for information collected, processed, sold, or disclosed subject to the Gramm-Leach-Bliley Act, we continue to evaluate the impact of the CPRA on our businesses and other providers of consumer financial services.
Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 17: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Digital Banking
Interest income
Credit card loans	$2,154	$2,416
Private student loans	185	205
Personal loans	224	254
Other loans	28	24
Other interest income	55	83
Total interest income	2,646	2,982
Interest expense	316	584
Net interest income	2,330	2,398
Provision for credit losses	(365)	1,807
Other income	379	366
Other expense	1,047	1,118
Income (loss) before income taxes	2,027	(161)
Payment Services
Other income	86	124
Other expense	34	41
Income before income taxes	52	83
Total income (loss) before income taxes	$2,079	$(78)

The following table presents information on transaction volume (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Network Transaction Volume
PULSE Network	$60,399	$49,174
Network Partners	9,629	6,980
Diners Club(1)	5,897	7,737
Total Payment Services	75,925	63,891
Discover Network—Proprietary(2)	39,202	35,180
Total Network Transaction Volume	$115,127	$99,071
Transactions Processed on Networks
Discover Network	$678	$645
PULSE Network	1,310	1,189
Total Transactions Processes on Networks	$1,988	$1,834
Credit Card Volume
Discover Card Volume(3)	$40,334	$37,474
Discover Card Sales Volume(4)	$37,744	$33,988

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
Digital Banking
Our Digital Banking segment reported pretax income of $2.0 billion for the three months ended March 31, 2021, as compared to a pretax loss of $161 million for the three months ended March 31, 2020.
Net interest income decreased for the three months ended March 31, 2021, as compared to the same period in 2020 primarily driven by a lower average level of loan receivables and lower yields on loans, partially offset by lower funding costs. Interest income decreased during the three months ended March 31, 2021, as compared to the same period in 2020. This decrease was primarily due to a lower average level of credit card loan receivables, driven by higher payment rates, as well as lower yields on loans due to lower market rates. Interest expense decreased during the three months ended March 31, 2021, as compared to the same period in 2020 due to lower average market rates, lower pricing on deposits and higher coupon maturities, partially offset by a larger funding base.
For the three months ended March 31, 2021, the provision for credit losses decreased as compared to the same period in 2020 primarily due to the favorable change in the macroeconomic outlook related to the economic impacts of the COVID-19 pandemic-induced recession. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income increased for the three months ended March 31, 2021, as compared to the same period in 2020, which was primarily due to an increase in discount and interchange revenue, partially offset by a decrease in loan fee income. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume. Loan fee income decreased primarily due to lower late fees and cash advance fees.
Total other expense decreased for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a decrease in marketing and business development and other expense, partially offset by an increase in employee compensation and benefits. Marketing costs decreased primarily due to expense reductions in acquisition and brand advertising for our credit card product. The decrease in other expense was primarily driven by lower fraud losses. Employee compensation and benefits increased as a result of higher bonus accruals and higher average salaries.

Discover card sales volume was $37.7 billion for the three months ended March 31, 2021, which was an increase of 11.1% as compared to the same period in 2020. This volume growth was primarily driven by higher consumer spending.
Payment Services
Our Payment Services segment reported pretax income of $52 million for the three months ended March 31, 2021, as compared to pretax income of $83 million for the same period in 2020. The decrease in segment pretax income was primarily due to lower other income driven by a gain from the sale of investments during the first quarter of 2020.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period-to-period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for credit losses as a critical accounting estimate. Discussion of critical accounting estimates related to the allowance for credit losses are discussed in greater detail in our annual report on Form 10-K for the year ended December 31, 2020. That discussion can be found within "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates." There have not been any material changes in the methods used to formulate these critical accounting estimates from those discussed in our annual report on Form 10-K for the year ended December 31, 2020.
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended March 31,		2021 vs. 2020 (Decrease) Increase
	2021	2020	$	%
Interest income	$2,646	$2,982	$(336)	(11)%
Interest expense	316	584	(268)	(46)%
Net interest income	2,330	2,398	(68)	(3)%
Provision for credit losses	(365)	1,807	(2,172)	(120)%
Net interest income after provision for credit losses	2,695	591	2,104	356%
Other income	465	490	(25)	(5)%
Other expense	1,081	1,159	(78)	(7)%
Income (loss) before income taxes	2,079	(78)	2,157	NM
Income tax expense (benefit)	486	(17)	503	NM
Net income (loss)	$1,593	$(61)	$1,654	NM

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
    Net interest income decreased for the three months ended March 31, 2021, as compared to the same period in 2020 primarily driven by a lower average level of loan receivables and lower yields on loans, partially offset by lower funding costs. Interest income decreased during the three months ended March 31, 2021, as compared to the same period in 2020. This decrease was primarily due to a lower average level of credit card loan receivables, driven by higher payment rates, as well as lower yields on loans due to lower market rates. Interest expense decreased during the three months ended March 31, 2021, as compared to the same period in 2020 due to lower average market rates, lower pricing on deposits and higher coupon maturities, partially offset by a larger funding base.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$17,480	0.10%	$5	$7,349	1.25%	$23
Restricted cash	136	0.03%	—	627	1.06%	1
Other short-term investments	711	0.12%	—	—	—%	—
Investment securities	9,736	2.08%	50	10,628	2.18%	58
Loan receivables(1)
Credit card loans(2)	68,723	12.71%	2,154	75,337	12.90%	2,416
Private student loans	10,211	7.37%	185	9,992	8.24%	205
Personal loans	7,075	12.83%	224	7,704	13.27%	254
Other loans	1,896	5.94%	28	1,468	6.73%	25
Total loan receivables	87,905	11.96%	2,591	94,501	12.34%	2,900
Total interest-earning assets	115,968	9.25%	2,646	113,105	10.60%	2,982
Allowance for credit losses	(8,214)			(5,851)
Other assets	6,165			5,661
Total assets	$113,919			$112,915
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$27,039	2.04%	136	$33,563	2.57%	215
Money market deposits(3)	8,146	0.54%	11	7,077	1.72%	30
Other interest-bearing savings deposits	40,138	0.46%	46	31,338	1.65%	128
Total interest-bearing deposits	75,323	1.04%	193	71,978	2.09%	373
Borrowings
Short-term borrowings	1	0.15%	—	1	1.71%	—
Securitized borrowings(3)(4)	10,826	1.07%	28	14,087	2.28%	80
Other long-term borrowings(4)	10,360	3.72%	95	11,790	4.45%	131
Total borrowings	21,187	2.36%	123	25,878	3.27%	211
Total interest-bearing liabilities	96,510	1.33%	316	97,856	2.40%	584
Other liabilities and stockholders' equity	17,409			15,059
Total liabilities and stockholders' equity	$113,919			$112,915
Net interest income			$2,330			$2,398
Net interest margin(5)		10.75%			10.21%
Net yield on interest-earning assets(6)		8.15%			8.53%
Interest rate spread(7)		7.92%			8.20%

(1)Average balances of loan receivables include non-accruing loans, which are included in the yield calculations. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $73 million and $81 million of amortization of balance transfer fees for the three months ended March 31, 2021 and 2020, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three months ended March 31, 2020.
(4)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three months ended March 31, 2021 and 2020.
(5)Net interest margin represents net interest income as a percentage of average total loan receivables.
(6)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(7)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Impact of the COVID-19 Pandemic on the Loan Portfolio
The COVID-19 pandemic and its impact to the economy has had a significant effect on our sales volume and credit card loan growth. We tightened standards for new accounts and for growing existing accounts across all products at the onset of the pandemic. While sales volume has increased for the three-month period ended March 31, 2021, as compared to the same period in 2020, we continued to maintain tightened underwriting standards given the macroeconomic uncertainties caused by the recovery from the COVID-19 pandemic-induced recession. The tightened underwriting standards and higher payment rate by consumers, along with the seasonality of our credit card loan portfolio, contributed to the decrease in our outstanding loans receivable as of March 31, 2021 compared to December 31, 2020.
At the onset of the COVID-19 pandemic, we expanded borrower relief offerings to include SaP and other loan modification programs, complementing the assistance already available through our existing loan modification programs. On August 31, 2020, we ceased offering enrollments in the SaP and other loan modification programs developed specifically in response to the COVID-19 pandemic. The accounts using these modifications as a result of the COVID-19 pandemic were evaluated for potential exclusion from the TDR designation either due to the insignificance of the concession or because they qualified for exemption pursuant to the CARES Act. The SaP programs provided only an insignificant delay in payment on the enrolled accounts or loans and therefore those deferrals were not classified as TDRs.
The utilization of these SaP programs had a favorable impact on reported credit performance in 2020 because accounts enrolled in the SaP programs did not advance through delinquency cycles in the same time frame as they would have without the programs. As the SaP programs ended in August 2020, certain loans that subsequently exited the SaP programs began advancing through the delinquency cycle or to charge-off as appropriate. The impact to loan delinquencies was most pronounced in the second quarter of 2020 when the SaP programs were initially offered; the impact dissipated as enrollments tapered off significantly after the initial months of the COVID-19 pandemic. In the first quarter of 2021, net charge-offs were unfavorably impacted by accounts that had been enrolled in a SaP program and were unable to cure their default.
Section 4013 of the CARES Act provides certain financial institutions with the option to suspend the application of accounting and reporting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the COVID-19 pandemic. Section 541 of the Omnibus and COVID Relief and Response Act extended the TDR accounting and reporting relief provided by the CARES Act through the earlier of January 1, 2022, or the date that is 60 days after the termination of the presidentially-declared national emergency. We elected to apply the option to suspend the application of accounting and reporting guidance for TDRs as provided under Section 4013 of the CARES Act and as subsequently extended. As such, TDR program balances and number of accounts for the three months ended March 31, 2021, have been favorably impacted by the exclusion of certain modifications from the TDR designation pursuant to these exemptions and are expected to remain lower than they otherwise would have been. The payment status of modified accounts excluded from the TDR designation pursuant to the CARES Act is reflected in our delinquency reporting.

The table below reflects the number and balance of both new loan modifications reported as TDRs and new loan modifications excluded from the TDR designation pursuant to the CARES Act (dollars in millions)(1):

	Accounts that entered a loan modification program and were classified as TDRs during the period		Accounts that entered a loan modification program and were exempt from the TDR designation pursuant to the CARES Act(2)
	Number of Accounts	Balances	Number of Accounts	Balances
For the Three Months Ended March 31, 2021
Credit card loans	20,702	$135	45,541	$320
Private student loans	126	$2	2,047	$39
Personal loans	1,390	$17	677	$11

For the Three Months Ended March 31, 2020(3)
Credit card loans	82,124	$533	13,923	$110
Private student loans	1,587	$29	131	$3
Personal loans	2,478	$33	70	$1

(1)As the TDR exemption pursuant to the CARES Act took effect in March 2020, the three months ended March 31, 2021 is not comparable to the same period in 2020.
(2)SaP programs were not considered TDRs and therefore are not included in accounts excluded from the TDR designation by the CARES Act.
(3)Certain prior period amounts have been reclassified to conform to current period presentation.
The number and balance of new credit card and personal loan modifications, including the combined total of those designated as TDRs and those exempt from the TDR status, decreased during the three months ended March 31, 2021, when compared to the same period in 2020. The decrease is due to the impacts of government stimulus and government-offered disaster relief programs, which is consistent with the delinquency and net charge-off trends discussed within "— Delinquencies" and "— Net Charge-offs," respectively. The number and balance of new private student loan modifications, including the combined total of those designated as TDRs and those exempt from the TDR designation pursuant to the CARES Act, increased during the three months ended March 31, 2021, when compared to the same period in 2020. The increase was due to the utilization of SaP programs in 2020 in lieu of traditional loan modification programs. SaP programs do not constitute TDRs given the insignificant delay in payment; they are therefore also excluded from TDRs evaluated for exemption pursuant to the CARES Act. This increase was partially offset by the impacts of government stimulus and government-offered disaster relief programs in the current period.
The following table provides the number of accounts that exited a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act and corresponding outstanding balances along with the amount of the outstanding balances that were delinquent (30 or more days past due) upon exiting the temporary loan modification program (dollars in millions)(1):

	Three Months Ended March 31, 2021
	Number of Accounts	Outstanding Balances	Balances Delinquent(2)
Credit card loans	59,579	$381	$50
Private student loans(3)	1,858	$32	NM
Personal loans(3)	1,388	$21	NM

(1)As the TDR exemption pursuant to the CARES Act took effect in March 2020, the three months ended March 31, 2021 is not comparable to the same period in 2020. There were no modified loans exempt from the TDR designation pursuant to the CARES Act that exited a temporary loan modification program for the three months ended March 31, 2020.
(2)Includes balances charged-off at the end of the month the account exited the temporary loan modification program. The balances charged-off were not meaningful for the three months ended March 31, 2021 and 2020.
(3)The private student loan and personal loan balances that were delinquent upon exiting a temporary loan modification program were not meaningful for the three months ended March 31, 2021 and 2020.

Our estimate of expected loss reflected in our allowance for credit losses includes the risk associated with all loans and considers the effects of all loan modifications, including TDRs, loan modifications exempt from the TDR designation pursuant to the CARES Act and SaP programs. We believe we have appropriately reflected the risk presented by the accounts using these programs as well as the economic impact of the COVID-19 pandemic on our customers in the allowance for credit losses. Refer to Note 3: Loan Receivables to our condensed consolidated financial statements for more details on modification programs, TDRs and the allowance for credit losses.
Loan receivables consist of the following (dollars in millions):

	March 31, 2021	December 31, 2020
Credit card loans	$67,304	$71,472
Other loans
Private student loans	10,153	9,954
Personal loans	6,961	7,177
Other loans	1,929	1,846
Total other loans	19,043	18,977
Total loan receivables	86,347	90,449
Allowance for credit losses	(7,347)	(8,226)
Net loan receivables	$79,000	$82,223

Provision and Allowance for Credit Losses
Provision for credit losses is the expense related to maintaining the allowance for credit losses at an appropriate level to absorb the estimate of credit losses anticipated over the remaining expected life of loan receivables at each period end date. In deriving the estimate of expected credit loss, we consider the collectability of principal, interest and fees associated with our loan receivables. We also consider expected recoveries of amounts that were either previously charged off or are expected to be charged off. Establishing the estimate for expected credit losses requires significant management judgment. The factors that influence the provision for credit losses include:
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
For more details on how we estimate the allowance for credit losses, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates" within our annual report on Form 10-K for the year ended December 31, 2020 and Note 3: Loan Receivables to our condensed consolidated financial statements.

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended March 31, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	(377)	36	(4)	3	(342)
Deductions
Charge-offs	(663)	(20)	(64)	—	(747)
Recoveries	189	6	15	—	210
Net charge-offs	(474)	(14)	(49)	—	(537)
Balance at March 31, 2021	$5,640	$862	$804	$41	$7,347

	For the Three Months Ended March 31, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(3)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	1,439	129	263	7	1,838
Deductions
Charge-offs	(869)	(22)	(84)	—	(975)
Recoveries	186	5	15	—	206
Net charge-offs	(683)	(17)	(69)	—	(769)
Balance at March 31, 2020	$5,306	$765	$807	$35	$6,913

(1)Excludes a $23 million and $31 million reclassification of the liability for expected credit losses on unfunded commitments for the three months ended March 31, 2021 and 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in the our condensed consolidated statements of financial condition.
(2)Prior to adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Represents the adjustment to the allowance for credit losses as a result of adoption of ASU No. 2016-13 on January 1, 2020.
The allowance for credit losses was $7.3 billion at March 31, 2021, which reflects an $879 million release from the amount of the allowance for credit losses at December 31, 2020. The release in the overall allowance was primarily driven by a reduction in loan receivables outstanding, continued stable credit performance and improvements in the macroeconomic forecast.
The decrease in our outstanding loans receivable, particularly our credit card loans, and the stable credit performance was driven in part by elevated payment rates resulting from the latest round of government stimulus and the associated improvement in household cash flows. In estimating expected credit losses, we considered the uncertainties associated with borrower behavior, payment trends and credit performance subsequent to the expiration of government stimulus programs, such as the CARES Act and ARPA, and government-offered disaster relief programs, such as foreclosure moratoriums and federal student loan and mortgage payment forbearance.
In estimating the allowance at March 31, 2021, we used a macroeconomic forecast that projected (i) a peak unemployment rate of 6.7%, which decreases to 6.0% through the end of 2021, and (ii) a 4.6% growth in real gross domestic product in 2021. Labor market conditions, which historically have been an important determinant of our credit loss trends, have improved but remain stressed by the pandemic; unemployment claims have fallen below pandemic peaks, but unemployment remains elevated by historical standards. Moreover, the impact of the COVID-19 pandemic on the economy and the government's response to the pandemic has continued to cause uncertainty in our assumptions surrounding factors such as the pace and sustainability of economic recovery. Accordingly, the estimation of the allowance for credit losses has required significant management judgment.
The forecast period we deemed to be reasonable and supportable was 18 months as of March 31, 2021 and December 31, 2020. The 18-month reasonable and supportable forecast period was deemed appropriate on the basis of observed stabilization of macroeconomic forecasts. As of March 31, 2020, the forecast period we deemed to be reasonable and supportable was 12 months due to the uncertainty caused by the rapidly changing economic environment experienced at the onset of the COVID-19 pandemic.
As of March 31, 2021, December 31, 2020, and March 31, 2020, we determined that a reversion period of 12 months was appropriate. During the first quarter of 2020, a straight-line method was used to revert to appropriate historical information. Due to the uncertainties associated with borrower behavior resulting from government stimulus and disaster relief programs, we applied a weighted reversion method to provide for a more reasonable transition to historical losses for all loan products as of March 31, 2021 and December 31, 2020.
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three months ended March 31, 2021, the provision for credit losses decreased by $2.2 billion, or 119%, as compared to the same periods in 2020. The largest driver of the decrease in provision between the two periods was the favorable change in the macroeconomic outlook related to the economic impacts of the COVID-19 pandemic-induced recession.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,
	2021		2020
	$	%	$	%
Credit card loans	$474	2.80%	$683	3.65%
Private student loans	$14	0.53%	$17	0.68%
Personal loans	$49	2.80%	$69	3.59%

The decrease in net charge-offs and net charge-off rates across all loan products for the three months ended March 31, 2021, when compared to the same period in 2020 was primarily due to the impacts of government stimulus and government-offered disaster relief programs, partially offset by accounts that had been in an SaP program and did not cure. The decrease in net charge-offs on credit card loans was also favorably impacted by a decrease in outstanding loan receivables period-over-period. The decrease in net charge-offs on personal loans also reflects tightened underwriting standards implemented around the onset of the COVID-19 pandemic.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency and loans restructured in TDR programs (dollars in millions):

	March 31, 2021		December 31, 2020
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,245	1.85%	$1,478	2.07%
Private student loans	$122	1.20%	$138	1.39%
Personal loans	$59	0.84%	$78	1.08%

Loans 90 or more days delinquent(1)
Credit card loans	$680	1.01%	$739	1.03%
Private student loans	$31	0.30%	$28	0.28%
Personal loans	$16	0.23%	$25	0.35%

Loans not accruing interest	$247	0.27%	$243	0.26%

Troubled debt restructurings:
Credit card loans(2)(3)(4)
Currently enrolled	$1,007	1.50%	$1,225	1.71%
No longer enrolled	423	0.63	448	0.63
Total credit card loans	$1,430	2.13%	$1,673	2.34%
Private student loans(5)	$277	2.73%	$286	2.87%
Personal loans(6)	$218	3.13%	$222	3.09%

(1)Credit card loans that were 90 or more days delinquent at March 31, 2021 and December 31, 2020, included $63 million and $44 million, respectively, in modified loans exempt from the TDR designation under the CARES Act. Within private student and personal loans that were 90 or more days delinquent at March 31, 2021 and December 31, 2020, the respective amounts associated with modifications exempt from the TDR designation under the CARES Act were immaterial.
(2)We estimate that interest income recognized on credit card loans restructured in TDR programs was $33 million and $71 million for the three months ended March 31, 2021 and 2020, respectively. We do not separately track interest income on loans in TDR programs. This amount was estimated by applying an average interest rate to the average loans in the various TDR programs.
(3)We estimate that the incremental interest income that would have been recorded in accordance with the original terms of credit card loans restructured in TDR programs was $37 million and $54 million for the three months ended March 31, 2021 and 2020, respectively. We do not separately track the amount of incremental interest income that would have been recorded if the loans in TDR programs had not been restructured and interest had instead been recorded in accordance with the original terms. This amount was estimated by applying the difference between the average interest rate earned on non-modified loans and the average interest rate earned on loans in the TDR programs to the average loans in the TDR programs.
(4)Credit card loans restructured in TDR programs include $85 million and $94 million at March 31, 2021 and December 31, 2020, respectively, which are also included in loans 90 or more days delinquent.
(5)Private student loans restructured in TDR programs include $6 million at March 31, 2021 and December 31, 2020, respectively, which are also included in loans 90 or more days delinquent.
(6)Personal loans restructured in TDR programs include $5 million and $6 million at March 31, 2021 and December 31, 2020, respectively, which are also included in loans 90 or more days delinquent.
The 30-day and 90-day delinquency rates in the table above include all loans, including TDRs, modified loans exempt from TDR status and prior modifications which are no longer required to be reported as TDRs. The 30-day and 90-day delinquency rates across credit card loans and personal loans, as well as the 30-day delinquency rates for private student loans at March 31, 2021, decreased compared to December 31, 2020, primarily due to government stimulus and government-offered disaster relief programs. The 30-day and 90-day delinquency rates for personal loans were also favorably impacted by tightened underwriting standards implemented around the onset of the COVID-19 pandemic. The 90-day delinquency rate for private student loans as March 31, 2021, was essentially flat.

The balance of loans reported as TDRs across all loan products decreased at March 31, 2021, as compared to December 31, 2020, primarily due to elevated payment rates resulting from the latest round of government stimulus and the associated improvement in household cash flows. Additionally, the balance of loans reported as TDRs continues to be favorably impacted by the accounts qualifying for the exemption from the TDR designation pursuant to the CARES Act as well as the exclusion of prior TDRs that were subsequently restructured to a market interest rate and the customer has demonstrated financial stability. To provide additional clarity with respect to credit card loans classified as TDRs, the table above presents loans that are currently enrolled in modification programs separately from loans that have exited those programs but retain that classification.
The following table provides the balance of loan receivables restructured through a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act (dollars in millions):

	March 31, 2021		December 31, 2020
	$	%	$	%
Credit card loans	$1,479	2.20%	$1,351	1.89%
Private student loans	$136	1.34%	$101	1.01%
Personal loans	$72	1.03%	$73	1.02%

We believe loan modification programs are useful in assisting customers experiencing financial difficulties and help to prevent defaults. We plan to continue to use loan modification programs as a means to provide relief to customers experiencing temporary financial difficulties. See Note 3: Loan Receivables to our condensed consolidated financial statements for further description of our use of loan modification programs to provide relief to customers experiencing financial hardship.
Modified and Restructured Loans
For information regarding modified and restructured loans, see "— Delinquencies", "— Impact of the COVID-19 Pandemic on the Loan Portfolio", "— COVID-19 Pandemic Response and Impact — Loan Receivables" and Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2021 vs 2020 Increase (Decrease)
	2021	2020	$	%
Discount and interchange revenue, net(1)	$241	$216	$25	12%
Protection products revenue	43	47	(4)	(9)%
Loan fee income	107	119	(12)	(10)%
Transaction processing revenue	51	44	7	16%
Gains on equity investments	—	36	(36)	(100)%
Other income	23	28	(5)	(18)%
Total other income	$465	$490	$(25)	(5)%

(1)Net of rewards, including Cashback Bonus rewards, of $525 million and $478 million for the three months ended March 31, 2021 and 2020, respectively.
Total other income decreased for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a decrease in gains on equity investments and loan fee income, partially offset by an increase in discount and interchange revenue. Gains on equity investments decreased primarily from a sale during the first quarter of 2020. Loan fee income decreased primarily due to lower late fees and cash advance fees. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were primarily the result of higher sales volume.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended March 31,		2021 vs. 2020 Increase (Decrease)
	2021	2020	$	%
Employee compensation and benefits	$506	$467	$39	8%
Marketing and business development	154	231	(77)	(33)%
Information processing and communications	109	114	(5)	(4)%
Professional fees	182	193	(11)	(6)%
Premises and equipment	24	30	(6)	(20)%
Other expense	106	124	(18)	(15)%
Total other expense	$1,081	$1,159	$(78)	(7)%

Total other expense decreased for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a decrease in marketing and business development and other expense, partially offset by an increase in employee compensation and benefits. Marketing costs decreased primarily due to expense reductions in acquisition and brand advertising for our credit card product. The decrease in other expense was primarily driven by lower fraud losses. Employee compensation and benefits increased as a result of higher bonus accruals and higher average salaries.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Income (loss) before income taxes	$2,079	$(78)
Income tax expense (benefit)	$486	$(17)
Effective income tax rate	23.4%	22.0%

Income tax expense and the effective tax rate increased $503 million and 1.4 percentage points, respectively, for the three months ended March 31, 2021, as compared to the same period in 2020. The increase in income tax expense was primarily driven by an increase in pretax income. The effective tax rate increased primarily due to tax credits having a lower rate benefit on higher pretax income.
Liquidity and Capital Resources
Impact of the COVID-19 Pandemic on Liquidity and Capital
The United States’ economy is recovering from a brief but severe recession caused by the COVID-19 pandemic. While uncertainty about the path and timing of economic recovery remains, vaccines have become more widely available in the United States and forecasts of economic growth have become increasingly favorable. In response to the macroeconomic uncertainty, we maintained liquid assets and capital levels in excess of historical norms as of March 31, 2021. Furthermore, we have observed strong consumer loan payment rates and deposits demand, which increased our cash and other liquid asset balances since the onset of the pandemic and curtailed our need for wholesale funding. However, we maintain good access to all of our diverse funding channels and credit spreads have returned to pre-pandemic levels.
We remain well-capitalized with capital ratios in excess of regulatory minimums and took prudent actions to preserve and augment our capital when the macroeconomic and operating environment turned uncertain last year. In light of the ongoing recovery in macroeconomic conditions, we resumed our common stock repurchase program during the first quarter of 2021. Additionally, we completed capital stress tests during the first quarter of 2021 in conjunction with our annual capital plan and maintain ample capital to ensure we remain well-capitalized while continuing to serve our customers and extend assistance to those who need it.

Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile in order to fund our business and repay or refinance our maturing obligations under both normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a liquidity portfolio comprised of highly liquid, unencumbered assets, including cash and cash equivalents, investment securities as well as secured borrowing capacity through private term asset-backed securitizations and Federal Home Loan Bank advances. In addition, we have unused borrowing capacity with the Federal Reserve discount window, which provides another source of contingent liquidity.
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) indirectly through contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA certificates of deposit and checking accounts, while brokered deposits include certificates of deposit and sweep accounts. At March 31, 2021, we had $64.1 billion of direct-to-consumer deposits and $12.6 billion of brokered deposits.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in both public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of the securitized credit card receivables through holdings of the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At March 31, 2021, we had $10.6 billion of outstanding public asset-backed securities and $5.1 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period, including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended March 31, 2021, the DiscoverSeries three-month rolling average excess spread was 13.28%. The period of ultimate repayment would be determined by the amount and timing of collections received.
Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain an interest in a contractual minimum level of receivables in DCMT in excess of the face value of outstanding investors' interests. This minimum interest is referred to as the minimum seller's interest. The required minimum seller's interest in the pool of trust receivables, is set at approximately 7% in excess of the total investors' interests, which includes interests held by third parties as well as those interests held by us. If the level of receivables in DCMT were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card receivables restricted for securitization investors. A decline in the amount of the excess seller's interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors' interests. Seller's interest exhibits seasonality as higher receivable balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller's interest requirement, an early amortization (or repayment) of investors' interests would be triggered.

An early amortization event would impair our liquidity and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add additional receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of March 31, 2021, there were $25.2 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three months ended March 31, 2021. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At March 31, 2021	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$10,681	$6,021	$3,326	$1,334	$—

The "AAA(sf)" and "Aaa(sf)" ratings of the DCENT DiscoverSeries Class A Notes issued to date have been based, in part, on an FDIC rule, which created a safe harbor that provides that the FDIC, as conservator or receiver, will not use its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize assets transferred in connection with a securitization as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of FASB Accounting Standards Codification Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 2009. Other legislative and regulatory developments may, however, impact our ability or desire to issue asset-backed securities in the future.
Federal Home Loan Bank Advances
Discover Bank is a member bank of the Federal Home Loan Bank of Chicago, one of 11 Federal Home Loan Banks ("FHLBs") that, along with the Office of Finance, compose the Federal Home Loan Bank System. The FHLBs are government-sponsored enterprises of the United States of America ("U.S. GSEs") chartered to improve the availability of funds to support home ownership. As such, senior debt obligations of the FHLBs feature the same credit ratings as United States Treasury securities and are considered high-quality liquid assets for bank regulatory purposes. Consequently, the FHLBs benefit from consistent capital markets access during nearly all macroeconomic and financial market conditions and low funding costs, which they pass on to their member banks when they borrow advances. Thus, we consider FHLB advances a stable and reliable funding source for Discover Bank for short-term contingent liquidity and long-term asset-liability management.
As a member of the FHLB of Chicago, we have access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. At March 31, 2021, we had $1.1 billion of borrowing capacity through the FHLB of Chicago based on the amount and type of assets pledged. As of March 31, 2021, we have no borrowings outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Private Student Loans
At March 31, 2021, $123 million of remaining principal balance was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying private student loans will reduce the balance of these secured borrowings over time.

Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At March 31, 2021	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,422
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2022-2031	$177
Discover Bank fixed-rate senior bank notes, maturing 2021-2030	$6,100
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and a corresponding ratings downgrade to below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may from time to time borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as United States Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At March 31, 2021, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, the FHLB of Chicago offers short-term advance structures that we may use for short-term liquidity needs. At March 31, 2021, there were no outstanding short-term advances from the FHLB.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. At March 31, 2021, we had total committed capacity of $6.0 billion, none of which was drawn. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. We also seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational tests and for seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of March 31, 2021, Discover Bank had $32.5 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
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
When the COVID-19 pandemic emerged in 2020, rating agencies cited their expectation that the banking industry would experience heightened loan delinquencies and charge-offs from deterioration in the labor market. During the second quarter of 2020, Moody’s, Standard and Poor’s and Fitch Ratings affirmed our credit ratings. Standard and Poor’s and Fitch changed the outlook on Discover Financial Services' and Discover Bank's senior unsecured credit ratings from “stable,” to “negative,” while Moody’s retained a “stable,” outlook on the credit ratings of each. On March 25, 2021, Standard and Poor's upgraded the outlook on Discover Financial Services' and Discover Bank's senior unsecured debt from "negative" to "stable," recognizing better-than-expected operating performance in 2020 and our strong loss-absorbing capacity. For similar reasons, on May 3, 2021, Fitch Ratings also affirmed the credit ratings on Discover Financial Services' and Discover Bank's senior unsecured debt and revised its outlook on those ratings from "negative" to "stable." The table below reflects our current credit ratings and outlooks.

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
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. A credit rating outlook reflects an agency's opinion regarding the likely rating direction over the medium term, often a period of about a year, but also indicates the agency's belief that the issuer's credit profile is consistent with its current rating level at that point in time.
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
Our primary contingent liquidity sources include our liquidity portfolio securities, which we could sell, repo or borrow against, and private securitizations with unused borrowing capacity. In addition, we could borrow FHLB advances by pledging securities to the Federal Home Loan Bank of Chicago. Moreover, we have unused borrowing capacity with the Federal Reserve discount window, which provides an additional source of contingent liquidity. We seek to maintain sufficient liquidity to be able to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In such an environment, we may also take actions to curtail the size of our balance sheet, which would reduce the need for funding and liquidity.
At March 31, 2021, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily in the form of deposits with the Federal Reserve and United States Treasury bills. Investment securities primarily included debt obligations of the United States Treasury and residential mortgage-backed securities ("RMBS") issued by United States government agencies or U.S. GSEs. These investments are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based upon the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management policies. For instance, our liquidity portfolio grew during 2020 as our customer deposits increased and our loan balances declined, reflecting consumers’ response to the COVID-19 pandemic. Our liquidity portfolio continued to grow in the first quarter of 2021 due to net principal repayments on loan receivables resulting from elevated customer payment rates, which was driven by the latest round of government stimulus and the associated improvement in household cash flows.

At March 31, 2021, our liquidity portfolio and undrawn credit facilities were $67.8 billion, which was $4.4 billion higher than the balance at December 31, 2020. During the three months ended March 31, 2021 and December 31, 2020, the average balance of our liquidity portfolio was $28.2 billion and $24.6 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	March 31, 2021	December 31, 2020
Liquidity portfolio
Cash and cash equivalents(1)	$19,122	$12,675
Other short-term investments	—	2,200
Investment securities(2)	9,074	9,536
Total liquidity portfolio	28,196	24,411
Private asset-backed securitizations(3)	6,000	6,000
Federal Home Loan Bank of Chicago	1,127	—
Primary liquidity sources	35,323	30,411
Federal Reserve discount window(3)	32,457	32,930
Total liquidity portfolio and undrawn credit facilities	$67,780	$63,341

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $102 million and $117 million of United States Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2021 and December 31, 2020, respectively.
(3)See "— Additional Funding Sources" for additional information.
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
We utilize a measure referred to as "Number of Months of Pre-Funding" to determine the length of time Discover Financial Services can meet upcoming funding obligations including common and preferred stock dividend payments and debt service obligations using existing cash resources. In managing this metric, we structure our debt maturity schedule to minimize the amount of debt maturing within a short period of time. See Note 7: Long-Term Borrowings to our condensed consolidated financial statements for further information regarding our debt.
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
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum levels of capital. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial condition and operating results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory reforms, such as the adoption of the CECL accounting model, may require us to hold more capital or adversely impact our capital level. We consider the potential impacts of these reforms in managing our capital position.

DFS and Discover Bank are subject to regulatory capital requirements that became effective January 2015 under final rules issued by the Federal Reserve and the FDIC to implement the provisions under the Basel Committee's December 2010 framework ("Basel III rules"). The Basel III rules require DFS and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios. Under Basel III rules for regulatory capital, DFS and Discover Bank are classified as "Standardized Approach" entities, defined as United States banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion.
Thresholds within the Basel III rules were fully phased in as of January 1, 2019, with the exception of certain transition provisions that were frozen pursuant to regulations issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen will be replaced with new permanent thresholds as discussed below. Additionally, on March 27, 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the CECL accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022. We estimate that electing this option raised our Common Equity Tier 1 ("CET1") capital ratios in 2020 and 2021. For additional information regarding the risk-based capital and leverage ratios, see Note 12: Capital Adequacy to our condensed consolidated financial statements.
On March 4, 2020, the Federal Reserve announced the SCB final rule, which imposes limitations on our capital distributions if we do not maintain our capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. We participated in the CCAR supervisory stress test in 2020 and received our SCB of 3.5%, which primarily reflects the difference between our actual CET1 ratio as of the fourth quarter of 2019 and our projected minimum CET1 ratio based on the Federal Reserve’s models in its nine-quarter Severely Adverse stress scenario. The SCB became effective October 1, 2020. Under this rule, we are required to assess whether our planned capital actions are consistent with the effective capital distributions limitations that will apply on a pro-forma basis throughout the planning horizon. In December 2020, the Federal Reserve notified Discover Bank and other large banks that it reserves the right to recalculate their SCBs based on the results of the most recent round of capital stress tests. On March 25, 2021, the Federal Reserve extended the right to recalculate Discover's SCBs through June 30, 2021. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
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
At March 31, 2021, DFS and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules. Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and CCAR program. Refer to "— Regulatory Environment and Developments" for more information.
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. As of March 31, 2021, tangible common equity is not formally defined by GAAP or codified in the federal banking regulations and, as such, is considered to be a non-GAAP financial measure. Other financial services companies may also disclose this measure and definitions may vary, so we advise users of this information to exercise caution in comparing this measure for different companies.

The following table provides a reconciliation of total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	March 31, 2021	December 31, 2020
Total common stockholders' equity(1)	$11,098	$9,828
Less: goodwill	(255)	(255)
Less: intangible assets, net	(95)	(95)
Tangible common equity	$10,748	$9,478

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Discover is required to submit a capital plan as part of the Federal Reserve’s CCAR process. On April 5, 2021, we submitted our annual capital plan to the Federal Reserve covering the period January 1, 2021, to March 31, 2023. Discover is not subject to the supervisory stress test in 2021 and will next be a full CCAR participant in 2022.
Our Board of Directors declared common stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share

2021
January 19, 2021	February 18, 2021	March 04, 2021	$0.44

2020
October 20, 2020	November 19, 2020	December 3, 2020	$0.44
July 21, 2020	August 20, 2020	September 3, 2020	$0.44
April 21, 2020	May 21, 2020	June 4, 2020	$0.44
January 21, 2020	February 20, 2020	March 5, 2020	$0.44

In light of the current economic downturn, the Federal Reserve required all large banks participating in the CCAR supervisory stress test to cap common stock dividends at the lower of the prior quarter's dividend or the average of a firm’s net income over the preceding four quarters.
Our Board of Directors declared Series C preferred stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share

2021
January 19, 2021	April 15, 2021	April 30, 2021	$27.50

2020
July 21, 2020	October 15, 2020	October 30, 2020	$27.50
January 21, 2020	April 15, 2020	April 30, 2020	$27.50

Our Board of Directors declared Series D preferred stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share

2021
January 19, 2021(1)	March 08, 2021	March 23, 2021	$46.11

(1)The dividend includes $30.63 semi-annual dividend per depositary share plus $15.48 to account for the long first dividend period.
In January 2021, our Board of Directors approved a new share repurchase program authorizing up to $1.1 billion of share repurchases. The program expires December 31, 2021.Our decision to repurchase additional shares of common stock will depend on our financial results, prevailing and expected economic conditions, potential regulatory limitations and other considerations. For example, the Federal Reserve is currently restricting CCAR banks from paying common stock dividends and share repurchases that would exceed an amount equal to the average of a firm’s net income over the preceding four calendar quarters. Share repurchases under the program may be made through a variety of methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. During the three months ended March 31, 2021, we repurchased approximately 1 million shares for approximately $100 million.
The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors, such as the impact of CECL. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or adversely impact our capital level. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at March 31, 2021, which include deposits, long-term borrowings, operating lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities were $101.3 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2020, under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments."
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At March 31, 2021, our unused credit arrangements were approximately $218.8 billion. We can terminate substantially all of these arrangements at any time and therefore the arrangements do not necessarily represent future cash requirements. The arrangements are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for an investment position or portfolio. We are exposed to market risk primarily from changes in interest rates.
Interest Rate Risk
We borrow money from a variety of depositors and institutions in order to provide loans to our customers, as well as invest in other assets and our business. These loans to customers and other assets earn interest, which we use to pay interest on the money borrowed. Our net interest income and, therefore, earnings, will be reduced if the interest rate earned on assets increases at a slower pace than the interest rate paid on our borrowings. Changes in interest rates and our competitors' responses to those changes may influence customer payment rates, loan balances or deposit account activity. As a result, we may incur higher funding costs that would result in decreased earnings.
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
Our interest rate sensitive assets include our variable-rate loan receivables and the assets that make up our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances and competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At March 31, 2021, the majority of our credit card and private student loans charge variable rates. Assets with rates that are fixed at period end but will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets that have a fixed interest rate but contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Net interest income sensitivity requires assumptions to be made regarding market conditions, consumer behavior and overall growth and composition of the balance sheet. The degree by which our deposit rates change when benchmark interest rates change, our deposit “beta,” is one of the more significant of these assumptions. Assumptions about deposit beta and other matters are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented below. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term versus long-term rates, balance sheet composition, competitor actions affecting pricing decisions in our loans and deposits and strategic actions undertaken by management.
Our current short-term interest rate risk position is moderately asset-sensitive. We believe this position is prudent given that benchmark interest rates remain well below historical levels. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At March 31, 2021		At December 31, 2020
Basis point change	$	%	$	%
+100	$162	1.66%	$153	1.55%
-100	N/A	N/A	N/A	N/A

We have not provided an estimate of any impact on net interest income of a decrease in interest rates at March 31, 2021 and December 31, 2020, as many of our interest rate sensitive assets and liabilities are tied to interest rates (i.e., Prime and LIBOR) that are already at or near their historical minimum levels and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that United States market interest rates could fall below zero percent, this has never occurred in the United States.
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
•ARPA: American Rescue Plan Act of 2021
•ASC: Accounting Standards Codification
•ASU: Accounting Standards Update
•CARES Act: Coronavirus Aid, Relief, and Economic Security Act
•CCAR: Comprehensive Capital Analysis and Review
•CCPA: California Consumer Privacy Act
•CECL: Current Expected Credit Loss
•CET1: Common Equity Tier 1
•CFPB: Consumer Financial Protection Bureau
•COVID-19: Coronavirus Disease 2019
•CPRA: California Privacy Rights Act
•DCENT: Discover Card Execution Note Trust
•DCMT: Discover Card Master Trust
•DFS: Discover Financial Services
•EPS: Earnings Per Share
•EWI: Early Warning Indicator
•FASB: Financial Accounting Standards Board
•FCA: UK Financial Conduct Authority
•FDIC: Federal Deposit Insurance Corporation
•FHLB: Federal Home Loan Bank
•FFIEC: Federal Financial Institutions Examination Council
•GAAP: Accounting Principles Generally Accepted in the United States
•IRS: Internal Revenue Service
•LIBOR: London Interbank Offered Rate
•OCI: Other Comprehensive Income (Loss)
•OIS: Overnight Index Swap
•RMBS: Residential Mortgage-Backed Securities
•SaP: Skip-a-Pay (payment deferral) programs
•SCB: Stress Capital Buffer
•SEC: Securities and Exchange Commission
•SOFR: Secured Overnight Financing Rate
•TDR: Troubled Debt Restructuring
•USD: United States Dollar
•U.S. GSE: United States Government-Sponsored Entities
•VIE: Variable Interest Entity

Part II.     OTHER INFORMATION
Item 1.     Legal Proceedings
For a description of legal proceedings, see Note 14: Litigation and Regulatory Matters to our condensed consolidated financial statements.
Item 1A.     Risk Factors
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions that were made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
January 1 - 31, 2021
Repurchase program(1)	77,140	$86.42	77,140	$1,093,333,491
Employee transactions(2)	946	$96.59	N/A	N/A
February 1 - 28, 2021
Repurchase program(1)	464,335	$90.93	464,335	$1,051,112,024
Employee transactions(2)	220,015	$81.74	N/A	N/A
March 1 - 31, 2021
Repurchase program(1)	527,918	$96.82	527,918	$1,000,000,076
Employee transactions(2)	3,462	$97.26	N/A	N/A

Total
Repurchase program(1)	1,069,393	$93.51	1,069,393	$1,000,000,076
Employee transactions(2)	224,423	$82.04	N/A	N/A

(1)In January 2021, our Board of Directors approved a new share repurchase program authorizing the purchase of up to $1.1 billion of our outstanding shares of common stock. The program expires on December 31, 2021 and may be terminated at any time.
(2)Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

10.1	Form 2021 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan

10.2	Form 2021 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL: (1) Condensed Consolidated Statements of Financial Condition, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Changes in Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL and contained in Exhibit 101.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: May 3, 2021