Form 10-Q
period 2021-06-30
Discover Financial Services
filed 2021-07-29
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2021, there were 299,468,440 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover it®, Freeze it®, College Covered® and Diners Club International®. All other trademarks, trade names and service marks included in this quarterly report on Form 10-Q are the property of their respective owners.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	June 30, 2021	December 31, 2020
	(unaudited) (dollars in millions, except for share amounts)
Assets
Cash and cash equivalents	$15,445	$13,564
Restricted cash	923	25
Other short-term investments	—	2,200
Investment securities (includes available-for-sale securities of $8,602 and $9,654 reported at fair value with associated amortized cost of $8,339 and $9,277 at June 30, 2021 and December 31, 2020, respectively)	8,841	9,914
Loan receivables
Loan receivables	87,674	90,449
Allowance for credit losses	(7,026)	(8,226)
Net loan receivables	80,648	82,223
Premises and equipment, net	986	1,027
Goodwill	255	255
Intangible assets, net	1	95
Other assets	3,886	3,586
Total assets	$110,985	$112,889
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$73,129	$75,695
Non-interest bearing deposit accounts	1,347	1,209
Total deposits	74,476	76,904
Long-term borrowings	19,350	21,241
Accrued expenses and other liabilities	3,988	3,860
Total liabilities	97,814	102,005
Commitments, contingencies and guarantees (Notes 10, 13 and 14)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 568,693,082 and 567,898,063 shares issued at June 30, 2021 and December 31, 2020, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,056	1,056
Additional paid-in capital	4,319	4,257
Retained earnings	22,936	19,955
Accumulated other comprehensive (loss) income	(39)	45
Treasury stock, at cost; 267,460,539 and 261,300,765 shares at June 30, 2021 and December 31, 2020, respectively	(15,107)	(14,435)
Total stockholders' equity	13,171	10,884
Total liabilities and stockholders' equity	$110,985	$112,889

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

	June 30, 2021	December 31, 2020
	(unaudited) (dollars in millions)
Assets
Restricted cash	$923	$25
Loan receivables	$25,355	$27,546
Allowance for credit losses allocated to securitized loan receivables	$(1,548)	$(1,936)
Other assets	$5	$4
Liabilities
Long-term borrowings	$9,145	$10,840
Accrued expenses and other liabilities	$8	$8

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,105	$2,173	$4,259	$4,589
Other loans	431	439	868	923
Investment securities	47	55	97	113
Other interest income	6	5	11	29
Total interest income	2,589	2,672	5,235	5,654
Interest expense
Deposits	170	340	363	713
Long-term borrowings	120	142	243	353
Total interest expense	290	482	606	1,066
Net interest income	2,299	2,190	4,629	4,588
Provision for credit losses	135	2,046	(230)	3,853
Net interest income after provision for credit losses	2,164	144	4,859	735
Other income
Discount and interchange revenue, net	339	237	580	453
Protection products revenue	43	44	86	91
Loan fee income	105	85	212	204
Transaction processing revenue	58	49	109	93
Unrealized gains on equity investments	729	—	729	—
Realized gains on equity investments	—	43	—	79
Other income	6	14	29	42
Total other income	1,280	472	1,745	962
Other expense
Employee compensation and benefits	498	452	1,004	919
Marketing and business development	175	129	329	360
Information processing and communications	145	117	254	231
Professional fees	187	181	369	374
Premises and equipment	22	27	46	57
Other expense	195	171	301	295
Total other expense	1,222	1,077	2,303	2,236
Income (loss) before income taxes	2,222	(461)	4,301	(539)
Income tax expense (benefit)	524	(93)	1,010	(110)
Net income (loss)	$1,698	$(368)	$3,291	$(429)
Net income (loss) allocated to common stockholders	$1,688	$(369)	$3,234	$(446)
Basic earnings (loss) per common share	$5.56	$(1.20)	$10.60	$(1.45)
Diluted earnings (loss) per common share	$5.55	$(1.20)	$10.59	$(1.45)

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited) (dollars in millions)
Net income (loss)	$1,698	$(368)	$3,291	$(429)
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(33)	(16)	(86)	240
Unrealized gains on cash flow hedges, net of tax	1	4	2	1
Other comprehensive (loss) income	(32)	(12)	(84)	241
Comprehensive income (loss)	$1,666	$(380)	$3,207	$(188)

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
For the Three Months Ended June 30, 2020
Balance at March 31, 2020	6	$563	567,530	$6	$4,217	$19,175	$134	$(14,430)	$9,665
Net loss	—	—	—	—	—	(368)	—	—	(368)
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)
Common stock issued under employee benefit plans	—	—	49	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	74	—	(3)	—	—	—	(3)
Preferred stock issued	5	493	—	—	—	—	—	—	493
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(134)	—	—	(134)
Balance at June 30, 2020	11	$1,056	567,653	$6	$4,216	$18,673	$122	$(14,430)	$9,643

For the Three Months Ended June 30, 2021
Balance at March 31, 2021	11	$1,056	568,580	$6	$4,280	$21,373	$(7)	$(14,554)	$12,154
Net income	—	—	—	—	—	1,698	—	—	1,698
Other comprehensive loss	—	—	—	—	—	—	(32)	—	(32)
Purchases of treasury stock	—	—	—	—	—	—	—	(553)	(553)
Common stock issued under employee benefit plans	—	—	20	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	93	—	36	—	—	—	36
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(135)	—	—	(135)
Balance at June 30, 2021	11	$1,056	568,693	$6	$4,319	$22,936	$(39)	$(15,107)	$13,171

For the Six Months Ended June 30, 2020
Balance at December 31, 2019	6	$563	566,654	$6	$4,206	$21,290	$(119)	$(14,087)	$11,859
Cumulative effect of ASU No. 2016-13 adoption	—	—	—	—	—	(1,902)	—	—	(1,902)
Net loss	—	—	—	—	—	(429)	—	—	(429)
Other comprehensive income	—	—	—	—	—	—	241	—	241
Purchases of treasury stock	—	—	—	—	—	—	—	(343)	(343)
Common stock issued under employee benefit plans	—	—	113	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	886	—	6	—	—	—	6
Preferred stock issued	5	493	—	—	—	—	—	—	493
Dividends — common stock ($0.88 per share)	—	—	—	—	—	(270)	—	—	(270)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at June 30, 2020	11	$1,056	567,653	$6	$4,216	$18,673	$122	$(14,430)	$9,643

For the Six Months Ended June 30, 2021
Balance at December 31, 2020	11	$1,056	567,898	$6	$4,257	$19,955	$45	$(14,435)	$10,884
Net income	—	—	—	—	—	3,291	—	—	3,291
Other comprehensive loss	—	—	—	—	—	—	(84)	—	(84)
Purchases of treasury stock	—	—	—	—	—	—	—	(672)	(672)
Common stock issued under employee benefit plans	—	—	46	—	5	—	—	—	5
Common stock issued and stock-based compensation expense	—	—	749	—	57	—	—	—	57
Dividends — common stock ($0.88 per share)	—	—	—	—	—	(271)	—	—	(271)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($4,611 per share)	—	—	—	—	—	(23)	—	—	(23)
Balance at June 30, 2021	11	$1,056	568,693	$6	$4,319	$22,936	$(39)	$(15,107)	$13,171

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2021	2020
	(unaudited) (dollars in millions)
Cash flows provided by operating activities
Net income (loss)	$3,291	$(429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	(230)	3,853
Deferred income taxes	439	(531)
Depreciation and amortization	248	246
Amortization of deferred revenues	(144)	(165)
Net unrealized and realized gains on investments and other assets	(708)	(51)
Other, net	201	68
Changes in assets and liabilities:
(Increase) decrease in other assets	(210)	388
Increase (decrease) in accrued expenses and other liabilities	169	(112)
Net cash provided by operating activities	3,056	3,267

Cash flows provided by investing activities
Maturities of other short-term investments	2,200	—
Purchases of other short-term investments	—	(2,548)
Maturities of available-for-sale investment securities	934	438
Maturities of held-to-maturity investment securities	45	18
Purchases of held-to-maturity investment securities	(25)	(30)
Net principal repaid on loans originated for investment	1,925	5,614
Proceeds from the sale of other investments	—	94
Purchases of other investments	(41)	(40)
Purchases of premises and equipment	(97)	(153)
Net cash provided by investing activities	4,941	3,393

Cash flows (used for) provided by financing activities
Maturities and repayment of securitized debt	(1,639)	(1,666)
Proceeds from issuance of other long-term borrowings	—	495
Maturities and repayment of other long-term borrowings	(163)	(1,753)
Proceeds from issuance of common stock	5	5
Purchases of treasury stock	(672)	(343)
Net (decrease) increase in deposits	(2,439)	4,601
Proceeds from issuance of preferred stock, net	—	493
Dividends paid on common and preferred stock	(310)	(289)
Net cash (used for) provided by financing activities	(5,218)	1,543
Net increase in cash, cash equivalents and restricted cash	2,779	8,203
Cash, cash equivalents and restricted cash, at the beginning of the period	13,589	6,964
Cash, cash equivalents and restricted cash, at the end of the period	$16,368	$15,167

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,445	$15,138
Restricted cash	923	29
Cash, cash equivalents and restricted cash, at the end of the period	$16,368	$15,167

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business
Discover Financial Services ("DFS" or the "Company") is a digital banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Therefore, the Company is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company provides digital banking products and services and payment services through its subsidiaries. The Company offers credit card loans, private student loans, personal loans, home loans and deposit products to its customers. The Company also operates the Discover Network, the PULSE network ("PULSE") and Diners Club International ("Diners Club"), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally and merchant acceptance throughout the United States for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.
The Company manages its business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. See Note 17: Segment Disclosures for a detailed description of each segment's operations and the allocation conventions used in business segment reporting.
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
2.    Investments
The Company's other short-term investments and investment securities consist of the following (dollars in millions):

	June 30, 2021	December 31, 2020
United States Treasury bills(1)	$—	$2,200
Total other short-term investments	$—	$2,200

United States Treasury securities(2)	$8,364	$9,354
Residential mortgage-backed securities - Agency(3)	477	560
Total investment securities	$8,841	$9,914

(1)Includes United States Treasury bills with maturity dates greater than 90 days but less than one year at the time of acquisition.
(2)Includes $88 million and $117 million of United States Treasury securities pledged as swap collateral as of June 30, 2021 and December 31, 2020, respectively.
(3)Consists of residential mortgage-backed securities ("RMBS") issued by Fannie Mae, Freddie Mac and Ginnie Mae.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2021
Available-for-Sale Investment Securities(1)
United States Treasury securities	$8,109	$255	$—	$8,364
Residential mortgage-backed securities - Agency	230	8	—	238
Total available-for-sale investment securities	$8,339	$263	$—	$8,602
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$239	$5	$(1)	$243
Total held-to-maturity investment securities	$239	$5	$(1)	$243

At December 31, 2020
Available-for-Sale Investment Securities(1)
United States Treasury securities	$8,987	$367	$—	$9,354
Residential mortgage-backed securities - Agency	290	10	—	300
Total available-for-sale investment securities	$9,277	$377	$—	$9,654
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$260	$9	$—	$269
Total held-to-maturity investment securities	$260	$9	$—	$269

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
At June 30, 2021, there were two investment securities with an aggregate fair value of $111 million that had an immaterial aggregate gross unrealized loss for less than 12 months and no securities in an unrealized loss position for more than 12 months. As of December 31, 2020, there were no investment securities with aggregate gross unrealized losses.
There were no proceeds from sales or recognized gains and losses on available-for-sale securities during the three and six months ended June 30, 2021 and 2020. See Note 9: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and six months ended June 30, 2021 and 2020.

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At June 30, 2021	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
United States Treasury securities	$2,875	$5,234	$—	$—	$8,109
Residential mortgage-backed securities - Agency(1)	3	26	192	9	230
Total available-for-sale investment securities	$2,878	$5,260	$192	$9	$8,339
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$239	$239
Total held-to-maturity investment securities	$—	$—	$—	$239	$239
Available-for-Sale Investment Securities—Fair Values
United States Treasury securities	$2,901	$5,463	$—	$—	$8,364
Residential mortgage-backed securities - Agency(1)	3	27	199	9	238
Total available-for-sale investment securities	$2,904	$5,490	$199	$9	$8,602
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$243	$243
Total held-to-maturity investment securities	$—	$—	$—	$243	$243

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. As of June 30, 2021 and December 31, 2020, the Company had outstanding investments in these entities of $343 million and $353 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $67 million and $93 million, respectively. Of the above outstanding equity investments, the Company had $320 million and $324 million of investments related to affordable housing projects as of June 30, 2021 and December 31, 2020, respectively, which had $65 million and $79 million of related contingent liabilities for unconditional and legally binding delayed equity contributions, respectively.
The Company holds non-controlling equity positions in several payment services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of June 30, 2021 and December 31, 2020, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $30 million and $35 million, respectively.
In June 2021, a payment services entity in which Discover holds a non-controlling equity position completed its initial public offering. Before this entity's stock became publicly traded, the Company accounted for its investment at cost minus impairment. As an actively traded stock with a readily determinable fair value, this investment is now carried at fair value based on the quoted share price. As of June 30, 2021 and December 31, 2020, the carrying value of the Company's investment recorded within other assets on the Company's condensed consolidated statements of financial condition was $737 million and $8 million, respectively. During the three and six months ended June 30, 2021, the Company recognized an unrealized gain of approximately $729 million on the condensed consolidated statements of income related to this investment.

3.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	June 30, 2021	December 31, 2020
Credit card loans(1)(2)	$68,886	$71,472
Other loans(3)
Private student loans(4)	9,864	9,954
Personal loans	6,865	7,177
Other loans	2,059	1,846
Total other loans	18,788	18,977
Total loan receivables	87,674	90,449
Allowance for credit losses	(7,026)	(8,226)
Net loan receivables	$80,648	$82,223

(1)Amounts include carrying values of $13.5 billion and $16.7 billion underlying investors' interest in trust debt at June 30, 2021 and December 31, 2020, respectively, and $11.6 billion and $10.6 billion in seller's interest at June 30, 2021 and December 31, 2020, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $371 million and $420 million at June 30, 2021 and December 31, 2020, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $467 million, $41 million and $6 million, respectively, at June 30, 2021 and $469 million, $49 million and $6 million, respectively, at December 31, 2020.
(4)Amounts include carrying values of $225 million and $250 million in loans pledged as collateral against the note issued from a private student loan securitization trust at June 30, 2021 and December 31, 2020, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.

Credit Quality Indicators
As part of credit risk management activities, on an ongoing basis, the Company reviews information related to the performance of a customer's account with the Company and information from credit bureaus, such as FICO or other credit scores, relating to the customer's broader credit performance. The Company actively monitors key credit quality indicators, including FICO scores and delinquency status, for credit card, private student and personal loans. These indicators are important to understand the overall credit performance of the Company's customers and their ability to repay.
FICO scores are generally obtained at the origination of the account and are refreshed monthly or quarterly thereafter to assist in predicting customer behavior. Historically, the Company has noted that accounts with FICO scores below 660 have larger delinquencies and credit losses than those with higher credit scores.
The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	June 30, 2021				December 31, 2020
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans(1)	$58,093	84%	$10,793	16%	$58,950	82%	$12,522	18%
Private student loans by origination year(2)(3)
2021	$310	95%	$15	5%
2020	1,631	97%	55	3%	$1,173	95%	$60	5%
2019	1,547	97%	56	3%	1,659	96%	61	4%
2018	1,249	96%	57	4%	1,365	96%	61	4%
2017	951	95%	51	5%	1,052	95%	57	5%
Prior	3,736	95%	206	5%	4,219	94%	247	6%
Total private student loans	$9,424	96%	$440	4%	$9,468	95%	$486	5%
Personal loans by origination year
2021	$1,658	100%	$8	—%
2020	2,249	99%	31	1%	$2,880	99%	$25	1%
2019	1,566	96%	70	4%	2,183	96%	90	4%
2018	682	92%	60	8%	1,018	92%	90	8%
2017	356	89%	42	11%	558	89%	69	11%
Prior	122	85%	21	15%	227	86%	37	14%
Total personal loans	$6,633	97%	$232	3%	$6,866	96%	$311	4%

(1)Amounts include $946 million and $1.0 billion of revolving line-of-credit arrangements that were converted to term loans as a result of a troubled debt restructuring ("TDR") program as of June 30, 2021 and December 31, 2020, respectively.
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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	June 30, 2021			December 31, 2020
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$479	$504	$983	$739	$739	$1,478
Private student loans by origination year(1)
2021	$—	$—	$—
2020	1	—	1	$—	$—	$—
2019	6	2	8	3	1	4
2018	11	3	14	9	3	12
2017	13	4	17	12	4	16
Prior	73	19	92	86	20	106
Total private student loans	$104	$28	$132	$110	$28	$138
Personal loans by origination year
2021	$1	$—	$1
2020	6	2	8	$5	$2	$7
2019	12	5	17	18	9	27
2018	8	3	11	15	7	22
2017	5	2	7	10	5	15
Prior	2	1	3	5	2	7
Total personal loans	$34	$13	$47	$53	$25	$78

(1)Private student loans may include a deferment period, during which customers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended June 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2021	$5,640	$862	$804	$41	$7,347
Additions
Provision for credit losses(1)	181	(21)	(28)	3	135
Deductions
Charge-offs	(620)	(20)	(48)	—	(688)
Recoveries	208	7	17	—	232
Net charge-offs	(412)	(13)	(31)	—	(456)
Balance at June 30, 2021	$5,409	$828	$745	$44	$7,026

	For the Three Months Ended June 30, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2020	$5,306	$765	$807	$35	$6,913
Additions
Provision for credit losses(1)	1,873	49	114	2	2,038
Deductions
Charge-offs	(852)	(20)	(78)	—	(950)
Recoveries	164	5	14	—	183
Net charge-offs	(688)	(15)	(64)	—	(767)
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184

	For the Six Months Ended June 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	(196)	15	(32)	6	(207)
Deductions
Charge-offs	(1,283)	(40)	(112)	—	(1,435)
Recoveries	397	13	32	—	442
Net charge-offs	(886)	(27)	(80)	—	(993)
Balance at June 30, 2021	$5,409	$828	$745	$44	$7,026

	For the Six Months Ended June 30, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(3)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	3,312	178	377	9	3,876
Deductions
Charge-offs	(1,721)	(42)	(162)	—	(1,925)
Recoveries	350	10	29	—	389
Net charge-offs	(1,371)	(32)	(133)	—	(1,536)
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184

(1)Excludes an $8 million reclassification of the liability for expected credit losses on unfunded commitments for the three months ended June 30, 2020, and $23 million for the six months ended June 30, 2021 and 2020, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
(2)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Represents the adjustment to the allowance for credit losses due to the adoption of ASU No. 2016-13 on January 1, 2020.

The allowance for credit losses was $7.0 billion at June 30, 2021, reflecting a $321 million release from the allowance for credit losses at March 31, 2021 and a $1.2 billion release from the amount of the allowance for credit losses at December 31, 2020.
The release in the allowance for credit losses between June 30, 2021 and March 31, 2021, was primarily driven by improving macroeconomic forecasts and continued stable credit performance, partially offset by modest loan growth during the period. The modest growth in loan receivables during the three months ended June 30, 2021, was driven by the positive sales trends as coronavirus disease 2019 ("COVID-19") restrictions expire and the United States' economy reopens. The loan growth was partially offset by elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows. In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior, payment trends and credit performance subsequent to the expiration of government stimulus programs, such as the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and the American Rescue Plan Act of 2021 ("ARPA"), and government-mandated disaster relief programs, such as foreclosure moratoriums and federal student loan and mortgage payment forbearance.
The release in the allowance for credit losses between June 30, 2021 and December 31, 2020, was primarily driven by improvements in the macroeconomic forecast, continued stable credit performance and a reduction in loan receivables outstanding during the period. The decrease in outstanding loan receivables, particularly credit card loan receivables, and the stable credit performance, were driven in part by elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows. The decrease in outstanding loan receivables was partially offset by positive sales trends in the first and second quarters of 2021.
In estimating the allowance at June 30, 2021, the Company used a macroeconomic forecast that projected (i) a peak unemployment rate of 6.4%, decreasing to 5.5% through the end of 2021, and (ii) a 6.7% growth in the real gross domestic product in 2021. Labor market conditions, which historically have been an important determinant of credit loss trends, have improved but the unemployment rate and initial and continuing jobless claims remain elevated relative to pre-pandemic levels. Moreover, as the government's response to the pandemic wanes, there is uncertainty regarding the sustainability of the recent credit quality trends in the Company's receivables portfolio. Accordingly, the estimation of the allowance for credit losses has required significant management judgment.
Company-initiated loan modification programs include those specifically offered in response to the COVID-19 pandemic as well as existing programs offered to customers experiencing difficulty making their payments. In addition to the Skip-a-Pay (payment deferral) ("SaP") programs, which ended on August 31, 2020, the Company has other modification programs that customers have utilized during the period related to the pandemic. The Company evaluated the accounts using these modifications as a result of the COVID-19 pandemic for potential exclusion from the TDR designation either due to the insignificance of the concession or because they qualified for an exemption pursuant to the CARES Act. The effects of all modifications, including TDRs, loan modifications exempt from the TDR designation pursuant to the CARES Act and SaP programs, are considered as part of the process for determining the allowance for credit losses.
The forecast period the Company deemed reasonable and supportable was 18 months for all periods presented except March 31, 2020, where the forecast period was 12 months due to the uncertainty caused by the rapidly changing economic environment experienced at the onset of the COVID-19 pandemic. The 18-month reasonable and supportable forecast period was deemed appropriate based on the observed stabilization of macroeconomic forecasts. For all periods presented, the Company determined that a reversion period of 12 months was appropriate. Due to the uncertainties associated with borrower behavior resulting from government stimulus and government-mandated disaster relief programs, the Company applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented with the following exceptions: at March 31, 2020 and December 31, 2019, the Company applied a straight-line method for all loan products. At June 30, 2020, the Company applied a weighted reversion method for credit card loans and a straight-line method for all other loan products.
The decrease in net charge-offs across all loan products for the three and six months ended June 30, 2021, when compared to the same periods in 2020, was primarily due to the impacts of government stimulus and government-mandated disaster relief programs. Additionally, the decrease in net charge-offs of personal loans reflects tighter underwriting standards that were implemented before the COVID-19 pandemic.

Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$80	$136	$175	$279
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$21	$33	$44	$68

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below for each class of loan receivables (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At June 30, 2021
Credit card loans	$479	$504	$983	$461	$189
Other loans
Private student loans	104	28	132	28	9
Personal loans	34	13	47	12	7
Other loans	5	5	10	—	14
Total other loans	143	46	189	40	30
Total loan receivables	$622	$550	$1,172	$501	$219

At December 31, 2020
Credit card loans	$739	$739	$1,478	$687	$209
Other loans
Private student loans	110	28	138	27	12
Personal loans	53	25	78	23	12
Other loans	8	3	11	—	10
Total other loans	171	56	227	50	34
Total loan receivables	$910	$795	$1,705	$737	$243

(1)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $7 million and $8 million for the three months ended June 30, 2021 and 2020, respectively, and $15 million and $18 million for the six months ended June 30, 2021 and 2020, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.
Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, private student and personal loan borrowers who may be experiencing financial hardship. The Company considers a modified loan in which a concession has been granted to the borrower to be a TDR based on the cumulative length of the concession period and credit quality of the borrower. The Company evaluates new programs to determine which of them meet the definition of a TDR, including modification programs provided to customers for temporary relief due to the economic impacts of the COVID-19 pandemic. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs are also available for credit card and personal loans. All loans modified in a temporary modification program, including those specifically created in response to the COVID-19 pandemic, are evaluated for exclusion from the TDR designation either due to the insignificance of the concession or because they qualify for exemption pursuant to the CARES Act. To the extent the loan accounts do not meet the requirements for exclusion, temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on private student loans and certain grants of private student loan forbearance, result in the loans being classified as TDRs. In addition, loans that defaulted from, or successfully completed a loan modification program or forbearance, continue to be classified as TDRs, except as noted below. See the table below that presents the carrying value of loans that experienced a payment default during the period for more information.
For credit card customers, the Company offers both temporary and permanent hardship programs. The temporary hardship programs consist of an interest rate reduction and, in some cases, a reduced minimum payment, both lasting for a period no longer than 12 months. Charging privileges on these accounts are generally suspended while in the program. However, if the customer meets certain criteria, charging privileges may be reinstated following completion of the program. Credit card accounts of borrowers who have previously participated in a temporary interest rate reduction program and have both demonstrated financial stability and had their charging privileges reinstated at a market-based interest rate, are excluded from the balance of TDRs.
The permanent modification program involves closing the account, changing the loan structure to a fixed payment loan with a maturity no longer than 72 months and reducing the interest rate on the loan. The permanent modification program does not typically provide for the forgiveness of unpaid principal but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes permanent loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans typically receive a reduced interest rate, typically continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. These permanent loan modifications remain in the population of TDRs until they are paid off or charged off.
At June 30, 2021 and December 31, 2020, there were $5.6 billion and $5.7 billion, respectively, of private student loans in repayment and $68 million and $117 million, respectively, in forbearance. To assist private student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance, payment deferral, a temporary payment reduction, a temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and a determination of financial distress based on an evaluation of the borrower's credit quality using FICO scores.
For personal loan customers, the Company offers various payment programs, including temporary and permanent programs, in certain situations. The temporary programs normally consist of reducing the minimum payment for no longer than 12 months with the option of a final balloon payment required at the end of the loan term or an extension of the maturity date with the total term not exceeding nine years. Further, the interest rate on the loan is reduced in certain circumstances. The permanent programs involve extending the loan term and, in certain circumstances, reducing the interest rate on the loan. Similar to the temporary programs, the total term may not exceed nine years. The Company also allows permanent loan modifications for customers who request financial assistance through external sources, similar to the credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are classified as TDRs.
The Company monitors borrower performance after using payment programs or forbearance. The Company believes the programs are useful in assisting customers experiencing financial difficulties and allowing them to make timely payments. In addition to helping customers with their credit needs, these programs are designed to maximize collections and ultimately the Company’s profitability. The Company plans to continue to use payment programs and forbearance to provide relief to customers experiencing temporary financial difficulties and expects to have additional loans classified as TDRs in the future as a result.
To evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the three and six months ended June 30, 2021 and 2020, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended June 30, 2021 and 2020, the Company forgave approximately $9 million and $18 million, respectively, of interest and fees resulting from accounts entering into a credit card loan TDR program. During the six months ended June 30, 2021 and 2020, the Company forgave approximately $21 million and $39 million, respectively, of interest and fees resulting from accounts entering into a credit card loan TDR program. For all loan products, interest income on modified loans is recognized based on the modified contractual terms.
Section 4013 of the CARES Act provides certain financial institutions with the option to suspend the application of accounting and reporting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the COVID-19 pandemic. Section 541 of the Omnibus and COVID Relief and Response Act extended the loan modification relief provided by the CARES Act through the earlier of January 1, 2022, or the date that is 60 days after the termination of the presidentially-declared national emergency. The Company has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under Section 4013 of the CARES Act and as subsequently extended. As such, TDR program balances and the number of accounts have been favorably impacted by the exclusion of certain modifications from the TDR designation pursuant to these exemptions and are expected to remain lower than they otherwise would have been.
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Three Months Ended June 30,
	2021		2020(2)
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	14,221	$94	27,966	$192
Private student loans	127	$3	62	$1
Personal loans	824	$11	1,332	$17

	For the Six Months Ended June 30,
	2021		2020(2)
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	34,923	$229	110,090	$725
Private student loans	253	$5	1,649	$30
Personal loans	2,214	$28	3,810	$50

(1)Accounts that entered a credit card TDR program include $88 million and $176 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended June 30, 2021 and 2020, respectively, and $216 million and $386 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Certain prior period amounts have been reclassified to conform to the current period presentation.
The number and balance of new credit card and personal loan modifications, including the combined total of those identified as TDRs and those exempt from the TDR designation, decreased during the three and six months ended June 30, 2021, when compared to the same periods in 2020. The decrease in both periods is due to the impacts of government stimulus and government-mandated disaster relief programs. The number and balance of all loan modifications, including the combined total of those identified as TDRs and those exempt from the TDR designation, during the three and six months ended June 30, 2020 were favorably impacted by the utilization of SaP programs in lieu of traditional loan modification programs. Additionally, enrollments in personal loan modification programs were favorably impacted by tighter underwriting standards that were implemented before the COVID-19 pandemic.

The following table presents the carrying value of loans that experienced a payment default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30,
	2021		2020
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	4,525	$27	11,841	$66
Private student loans(3)	65	$1	246	$5
Personal loans(2)	361	$5	622	$9

	For the Six Months Ended June 30,
	2021		2020(4)
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	10,526	$63	32,302	$183
Private student loans(3)	131	$3	604	$12
Personal loans(2)	888	$12	1,822	$27

(1)For credit card loans that default from a temporary program, accounts revert to the pre-modification terms and charging privileges remain suspended in most cases.
(2)For credit card loans and personal loans, a customer defaults from a loan modification program after either two consecutive missed payments or at charge-off, depending on the program. The outstanding balance upon default is generally the loan balance at the end of the month prior to default.
(3)For student loans, a customer defaults from a loan modification after they are 60 or more days delinquent. The outstanding balance upon default is generally the loan balance at the end of the month prior to default.
(4)Certain prior period amounts have been reclassified to conform to current period presentation.
Of the account balances that defaulted as shown above for the three months ended June 30, 2021 and 2020, approximately 68% and 61%, respectively, and for the six months ended June 30, 2021 and 2020, approximately 68% and 48%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For accounts that have defaulted from a TDR program and have not been subsequently charged off, the balances are included in the allowance for credit loss analysis discussed above under “— Allowance for Credit Losses.”
4.    Credit Card and Private Student Loan Securitization Activities
The Company's securitizations are accounted for as secured borrowings and the related trusts are treated as consolidated subsidiaries of the Company. For a description of the Company's principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2020.
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
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. To issue senior, higher-rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower-rated or more highly subordinated classes of notes. Wholly-owned subsidiaries of Discover Bank hold the subordinated classes of notes. The Company is exposed to credit risk associated with trust receivables as of the balance sheet date through the retention of these subordinated interests. The current expected credit loss on trust receivables is included in the allowance for credit losses estimate.

The Company's retained interests in the trust's assets, consisting of investments in DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions that are eliminated in the preparation of the Company's condensed consolidated statements of financial condition.
Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts' creditors. Further, the transferred credit card loan receivables are owned by the trust and are not available to the Company's third-party creditors. The trusts have ownership of cash balances, which are reported in restricted cash within the Company's condensed consolidated statements of financial condition. Except for the seller's interest in trust receivables, the Company's interests in trust assets are generally subordinate to the interests of third-party investors in trust debt and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to those investors. Apart from the restricted assets related to securitization activities, the investors and the securitization trusts have no recourse to the Company's other assets or the Company's general credit for a shortage in cash flows.
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2021	December 31, 2020
Restricted cash	$914	$16

Investors' interests held by third-party investors	8,975	10,600
Investors' interests held by wholly-owned subsidiaries of Discover Bank	4,511	6,121
Seller's interest	11,644	10,575
Loan receivables(1)	25,130	27,296
Allowance for credit losses allocated to securitized loan receivables(1)	(1,548)	(1,936)
Net loan receivables	23,582	25,360
Other	4	3
Carrying value of assets of consolidated variable interest entities	$24,500	$25,379

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, certain features or triggering events will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of June 30, 2021, no economic or other early amortization events have occurred.
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
Private Student Loan Securitization Activities
Private student loan trust receivables are reported in loan receivables and the related debt issued by the trust is reported in long-term borrowings. The trust assets are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts. Except for the trust's restricted assets, the trust and investors have no recourse to the Company's other assets or the Company's general credit for a shortage in cash flows.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2021	December 31, 2020
Restricted cash	$9	$9
Private student loan receivables	225	250
Carrying value of assets of consolidated variable interest entities	$234	$259

5.    Intangible Assets
In the second quarter of 2020, the Company conducted an interim impairment test on its non-amortizable intangible assets, both the Diners Club trade names and international transaction processing rights, due to changes in the international travel and entertainment businesses and a declining revenue outlook for the foreseeable future resulting from the COVID-19 pandemic. The valuation methodology used to value the trade names and international transaction processing rights was based on a discounted cash flow method, consistent with the methods used for annual impairment testing. As a result of this analysis, the Company determined that the trade names and international transaction processing rights were impaired and recognized charges in its Payment Services segment of $36 million and $23 million, respectively. The impairments were recorded in other expense on the condensed consolidated statements of income for the three and six months ended June 30, 2020.
In light of global travel and entertainment spending continuing to trend lower than pre-pandemic levels, the Company re-evaluated that impact on the value of the Diners Club trade names by conducting an interim impairment test on the asset in conjunction with the preparation of the financial statements for this quarterly report on Form 10-Q. The valuation methodology used to value the trade names was based on a discounted cash flow method, consistent with the methods used for annual impairment testing. As a result of this analysis, the Company determined that the trade names were fully impaired and recognized a charge in its Payment Services segment of $92 million. The impairment was recorded in other expense on the condensed consolidated statements of income for the three and six months ended June 30, 2021.
As of June 30, 2021, the trade names and the international transaction processing rights have no remaining net book value.

6.    Deposits
The Company offers its deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) indirectly through contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking/debit accounts. Brokered deposits include certificates of deposit and sweep accounts.
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	June 30, 2021	December 31, 2020
Certificates of deposit in amounts less than $100,000	$16,370	$19,105
Certificates of deposit in amounts $100,000 or greater(1)	7,641	9,164
Savings deposits, including money market deposit accounts	49,118	47,426
Total interest-bearing deposits	$73,129	$75,695

(1)Includes $2.1 billion and $2.6 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of June 30, 2021 and December 31, 2020, respectively.
The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

June 30, 2021
Three months or less	$1,705
Over three months through six months	1,361
Over six months through twelve months	2,901
Over twelve months	1,674
Total	$7,641

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

June 30, 2021
2021	$8,713
2022	9,068
2023	2,455
2024	1,410
2025	869
Thereafter	1,496
Total	$24,011

7.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	June 30, 2021				December 31, 2020
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2021-2024	1.89% - 3.32%	2.79%	$5,683	$6,041
Floating-rate asset-backed securities(2)	2022-2024	0.40% - 0.67%	0.53%	3,346	4,669
Total Discover Card Master Trust I and Discover Card Execution Note Trust				9,029	10,710

Floating-rate asset-backed security(3)(4)	2031	4.25%	4.25%	116	130
Total private student loan securitization trust				116	130
Total long-term borrowings - owed to securitization investors				9,145	10,840

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75% - 5.20%	4.16%	3,358	3,337
Fixed-rate retail notes	2022-2031	2.85% - 4.40%	3.75%	175	336

Discover Bank
Fixed-rate senior bank notes(1)	2021-2030	2.45% - 4.65%	3.57%	6,161	6,213
Fixed-rate subordinated bank notes(1)	2028	4.68%	4.68%	511	515
Total long-term borrowings				$19,350	$21,241

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the London Interbank Offered Rate ("LIBOR") or Overnight Index Swap ("OIS") Rate. The use of these interest rate swaps impacts the carrying value of the debt. See Note 16: Derivatives and Hedging Activities.
(2)Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 33 to 60 basis points as of June 30, 2021.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of June 30, 2021.
(4)Repayment of this debt depends on the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

June 30, 2021
2021	$5,126
2022	5,435
2023	1,845
2024	1,261
2025	528
Thereafter	5,155
Total	$19,350

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2021, the total commitment of secured credit facilities through private providers was $4.0 billion, none of which was drawn as of June 30, 2021. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers, which have various expirations in calendar years 2022 and 2023. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at June 30, 2021 (dollars in millions):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at June 30, 2021	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	7/22/2020	$10	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

(1)Redeemable at the redemption price plus declared and unpaid dividends.
(2)Issued as depositary shares, each representing 1/100th interest in a share of the corresponding series of preferred stock. Each preferred share has a par value of $0.01.
(3)Redeemable at the Company’s option, subject to regulatory approval, either (i) in whole or in part on any dividend payment date on or after October 30, 2027, or (ii) in whole but not in part, at any time within 90 days following a regulatory capital event (as defined in the certificate of designations for the Series C preferred stock).
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
(6)Any dividends declared are payable semi-annually in arrears at a rate of 6.125% per annum until September 23, 2025, after which the dividend rate will reset every five years to a fixed annual rate equal to the five-year Treasury plus a spread of 5.783%.
9.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") were as follows (dollars in millions):

	Unrealized Gains on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended June 30, 2021
Balance at March 31, 2021	$231	$(11)	$(227)	$(7)
Net change	(33)	1	—	(32)
Balance at June 30, 2021	$198	$(10)	$(227)	$(39)

For the Three Months Ended June 30, 2020
Balance at March 31, 2020	$368	$(20)	$(214)	$134
Net change	(16)	4	—	(12)
Balance at June 30, 2020	$352	$(16)	$(214)	$122

For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$284	$(12)	$(227)	$45
Net change	(86)	2	—	(84)
Balance at June 30, 2021	$198	$(10)	$(227)	$(39)

For the Six Months Ended June 30, 2020
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)
Net change	240	1	—	241
Balance at June 30, 2020	$352	$(16)	$(214)	$122

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit	Net of Tax
For the Three Months Ended June 30, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(43)	$10	$(33)
Net change	$(43)	$10	$(33)
Cash Flow Hedges
Amounts reclassified from AOCI	$1	$—	$1
Net change	$1	$—	$1

For the Three Months Ended June 30, 2020
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(20)	$4	$(16)
Net change	$(20)	$4	$(16)
Cash Flow Hedges
Net unrealized gains arising during the period	$—	$1	$1
Amounts reclassified from AOCI	5	(2)	3
Net change	$5	$(1)	$4

For the Six Months Ended June 30, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(114)	$28	$(86)
Net change	$(114)	$28	$(86)
Cash Flow Hedges
Amounts reclassified from AOCI	$2	$—	$2
Net change	$2	$—	$2

For the Six Months Ended June 30, 2020
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$317	$(77)	$240
Net change	$317	$(77)	$240
Cash Flow Hedges
Net unrealized losses arising during the period	$(7)	$3	$(4)
Amounts reclassified from AOCI	7	(2)	5
Net change	$—	$1	$1

10.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$2,222	$(461)	$4,301	$(539)
Income tax expense (benefit)	$524	$(93)	$1,010	$(110)
Effective income tax rate	23.6%	20.2%	23.5%	20.4%

Income tax expense increased $617 million and $1.1 billion for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The effective tax rate increased 3.4% and 3.1% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase in income tax expense was primarily driven by an increase in pretax income. The effective tax rate increased primarily due to tax credits having a lower rate benefit on higher pretax income.
The Company is subject to examination by the Internal Revenue Service ("IRS") and tax authorities in various state, local and foreign tax jurisdictions. The IRS is examining 2018. During the second quarter of 2021, the Company and the IRS Office of Appeals reached a settlement for years 2011-2015. The impact of the settlement was immaterial. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. It is reasonably possible that settlements of certain state audits and the expiration of certain statutes of limitations may occur within 12 months of the reporting date. At this time, the Company believes it is reasonably possible that a reduction of unrecognized tax benefits of $18 million could be recognized over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
11.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$1,698	$(368)	$3,291	$(429)
Preferred stock dividends	—	—	(39)	(16)
Net income (loss) available to common stockholders	1,698	(368)	3,252	(445)
Income allocated to participating securities	(10)	(1)	(18)	(1)
Net income (loss) allocated to common stockholders	$1,688	$(369)	$3,234	$(446)
Denominator
Weighted-average shares of common stock outstanding	304	306	305	307
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	304	306	305	307

Basic earnings (loss) per common share	$5.56	$(1.20)	$10.60	$(1.45)
Diluted earnings (loss) per common share	$5.55	$(1.20)	$10.59	$(1.45)

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three or six months ended June 30, 2021 and 2020.

12.    Capital Adequacy
DFS is subject to the capital adequacy guidelines of the Federal Reserve. Discover Bank, the Company's banking subsidiary, is subject to various regulatory capital requirements as administered by the FDIC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit DFS' business activities and have a direct material effect on the financial condition and operating results of DFS and Discover Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, DFS and Discover Bank must meet specific risk-based capital requirements and leverage ratios that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
DFS and Discover Bank are subject to regulatory and capital rules issued by the Federal Reserve and FDIC, respectively, under the Basel Committee's December 2010 framework ("Basel III rules"). Under the Basel III rules, DFS and Discover Bank are classified as "Standardized Approach" entities. Standardized approach entities are defined as United States banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. Thresholds within the Basel III rules were all fully phased in as of January 1, 2019, except for certain transition provisions that were frozen pursuant to regulations issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen have been replaced with new permanent rules that became effective in April 2020. The permanent rules provide certain threshold-based deductions from and adjustments to the Common Equity Tier 1 ("CET1") to the extent that any one such category or all such categories in the aggregate exceed certain percentages of CET1. Additionally, the final rule revised certain capital requirements for Standardized Approach banks by raising the 10% of CET1 deduction threshold for certain items to 25% and eliminating the 15% combined deduction threshold applying to these items, among other things.
Additionally, on March 27, 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the Current Expected Credit Loss ("CECL") accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, the Company has elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over three years beginning in 2022. Accordingly, the Company's CET1 capital ratios in 2020 and 2021 are higher than they otherwise would have been.
As of June 30, 2021 and December 31, 2020, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized," DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
June 30, 2021
Total capital (to risk-weighted assets)
Discover Financial Services	$16,817	18.8%	$7,159	≥8.0%	$8,949	≥10.0%
Discover Bank	$15,669	17.8%	$7,027	≥8.0%	$8,784	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,149	16.9%	$5,369	≥6.0%	$5,369	≥6.0%
Discover Bank	$13,721	15.6%	$5,270	≥6.0%	$7,027	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,149	13.3%	$4,570	≥4.0%	N/A	N/A
Discover Bank	$13,721	12.2%	$4,517	≥4.0%	$5,647	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,093	15.7%	$4,027	≥4.5%	N/A	N/A
Discover Bank	$13,721	15.6%	$3,953	≥4.5%	$5,709	≥6.5%

December 31, 2020
Total capital (to risk-weighted assets)
Discover Financial Services	$14,711	16.1%	$7,298	≥8.0%	$9,123	≥10.0%
Discover Bank	$14,507	16.1%	$7,214	≥8.0%	$9,018	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$13,006	14.3%	$5,474	≥6.0%	$5,474	≥6.0%
Discover Bank	$12,415	13.8%	$5,411	≥6.0%	$7,214	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$13,006	10.9%	$4,757	≥4.0%	N/A	N/A
Discover Bank	$12,415	10.5%	$4,709	≥4.0%	$5,886	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$11,950	13.1%	$4,105	≥4.5%	N/A	N/A
Discover Bank	$12,415	13.8%	$4,058	≥4.5%	$5,862	≥6.5%

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
Commitments
Unused Credit Arrangements
At June 30, 2021, the Company had unused credit arrangements for loans of approximately $215.8 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. The Company can terminate substantially all of these arrangements at any time and therefore the arrangements do not necessarily represent future cash requirements. The arrangements are periodically reviewed based on account usage, customer creditworthiness and loan qualification. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
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
Securitizations Representations and Warranties
As part of the Company's financing activities, the Company provides representations and warranties that certain assets pledged as collateral in secured borrowing arrangements conform to specified guidelines. The Company performs due diligence intended to ensure that asset guideline qualifications are met. If the assets pledged as collateral do not meet certain conforming guidelines, the Company might be required to replace, repurchase or sell such assets. For example, in its credit card securitization activities, the Company would replace nonconforming receivables by allocating excess seller's interest or from additional transfers from the unrestricted pool of receivables. If the Company could not add enough receivables to satisfy the requirement, an early amortization (or repayment) of investors' interests would be triggered. In its private student loan securitizations, the Company would generally repurchase the loans from the trust at the outstanding principal amount plus interest.
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
The maximum potential amount of future payments related to such contingent obligations depends on the transaction volume processed between the time a potential counterparty defaults on its settlement and the time the Company disables the settlement of any further transactions for the defaulting party. The Company has some contractual remedies to offset these counterparty settlement exposures (such as letters of credit or pledged deposits). However, there is no limitation on the maximum amount the Company may be liable to pay.

The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. If all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $70 million as of June 30, 2021.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of June 30, 2021, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures. Management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, which in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and merchants issue credits on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2021 and 2020.
The maximum potential amount of obligations of the Discover Network arising from such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and customer agreements. There is no limitation on the maximum amount the Company may be liable to pay to issuers. However, the Company believes that such amount is not representative of the Company's actual potential loss exposure based on the Company's historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Aggregate sales transaction volume(1)	$55,123	$38,123	$102,610	$79,086

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any material contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2021 or December 31, 2020. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of June 30, 2021 and December 31, 2020, the Company had escrow deposits and settlement withholdings of $17 million and $16 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's business including, among other matters, consumer regulatory, accounting, tax and other operational matters. The investigations and proceedings may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief. These outcomes could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit the Company's ability to execute its business strategies and engage in certain business activities. Certain subsidiaries of the Company are subject to a consent order with the Consumer Financial Protection Bureau ("CFPB") regarding certain private student loan servicing practices, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement-related expenses were not material for the three and six months ended June 30, 2021 and 2020.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $290 million as of June 30, 2021. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
In July 2015, the Company announced that its subsidiaries, Discover Bank, The Student Loan Corporation and Discover Products Inc. (the "Discover Subsidiaries"), agreed to a consent order with the CFPB with respect to certain private student loan servicing practices (the “2015 Order”). The 2015 Order expired in July 2020. On December 22, 2020, the Discover Subsidiaries agreed to a consent order (the “2020 Order”) with the CFPB resolving the agency’s investigation into Discover Bank’s compliance with the 2015 Order. In connection with the 2020 Order, Discover is required to implement a redress and compliance plan and must pay at least $10 million in consumer redress to consumers who may have been harmed and paid a $25 million civil money penalty to the CFPB.
On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the United States District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam's Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On August 28, 2020, the Court granted the plaintiffs' Motion to Certify a Class. The defendants appealed the ruling, which was denied on January 20, 2021. The Company filed a Motion to Compel Arbitration, on which briefing closed on March 28, 2021; ruling remains pending. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter. However, the Company will seek to defend itself vigorously against all claims asserted by the plaintiffs.
15.    Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement, provides a three-level hierarchy for classifying fair value measurements of financial instruments based on whether the inputs to the valuation techniques used are observable or unobservable. It also requires certain disclosures about those measurements. The three-level valuation hierarchy is as follows:
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
•Level 3: Fair values determined by Level 3 inputs are those based on unobservable inputs and include situations where there is little, if any, market activity for the asset or liability being valued. In instances where the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy in which the measurements classified based on the lowest level input that is significant to the fair value measurement in its entirety. Accordingly, the Company may utilize both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category.
The Company evaluates the classification of each fair value measurement within the hierarchy at least quarterly.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2021
Assets
Fair value - OCI
United States Treasury securities	$8,364	$—	$—	$8,364
Residential mortgage-backed securities - Agency	—	238	—	238
Available-for-sale investment securities	$8,364	$238	$—	$8,602

Fair value - Net income
Marketable equity securities	$737	$—	$—	$737
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

Balance at December 31, 2020
Assets
Fair value - OCI
United States Treasury securities	$9,354	$—	$—	$9,354
Residential mortgage-backed securities - Agency	—	300	—	300
Available-for-sale investment securities	$9,354	$300	$—	$9,654

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

(1)Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale consist of United States Treasury securities and RMBS. The fair value estimates of investment securities classified as Level 1, consisting of United States Treasury securities, are determined based on quoted market prices for the same securities. The Company classifies RMBS as Level 2, the fair value estimates of which are based on the best information available. This data may consist of observed market prices, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on the availability of information.
The Company validates the fair value estimates provided by pricing services primarily by comparing to valuations obtained through other pricing sources. The Company evaluates pricing variances among different pricing sources to ensure that the valuations utilized are reasonable. The Company also corroborates the reasonableness of the fair value estimates with analysis of trends of significant inputs, such as market interest rate curves. The Company further performs due diligence in understanding the procedures and techniques performed by the pricing services to derive fair value estimates.
At June 30, 2021, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $227 million, a weighted-average coupon of 3.24% and a weighted-average remaining maturity of two years.
Derivative Financial Instruments
The Company's derivative financial instruments consist of interest rate swaps and foreign exchange forward contracts. These instruments are classified as Level 2 as their fair values are estimated using proprietary pricing models, containing certain assumptions based on readily observable market-based inputs, including interest rate curves, option volatility and foreign currency forward and spot rates. In determining fair values, the pricing models use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and the observable market-based inputs. The fair values of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments are based on an expectation of future interest rates derived from the observable market interest rate curves. The Company considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. The fair values of the currency instruments are valued by comparing the contracted forward exchange rate pertaining to the specific contract maturities to the current market exchange rate.
The Company validates the fair value estimates of interest rate swaps primarily through comparison to the fair value estimates computed by the counterparties to each of the derivative transactions. The Company evaluates pricing variances among different pricing sources to ensure that the valuations utilized are reasonable. The Company also corroborates the reasonableness of the fair value estimates with analysis of trends of significant inputs, such as market interest rate curves. The Company performs due diligence in understanding the impact of any changes to the valuation techniques performed by proprietary pricing models before implementation, working closely with the third-party valuation service and reviewing the service's control objectives at least annually. The Company corroborates the fair value of foreign exchange forward contracts through independent calculation of the fair value estimates.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. The Company recognized $92 million of impairments related to these assets during the three months ended June 30, 2021. See Note 5: Intangible Assets for more information on the impact of the COVID-19 pandemic on intangible assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$243	$—	$243	$239
Held-to-maturity investment securities	$—	$243	$—	$243	$239

Net loan receivables	$—	$—	$88,230	$88,230	$80,648

Carrying value approximates fair value(1)
Cash and cash equivalents	$15,445	$—	$—	$15,445	$15,445
Restricted cash	$923	$—	$—	$923	$923
Accrued interest receivables(2)	$—	$930	$—	$930	$930

Liabilities
Amortized cost
Time deposits(3)	$—	$24,572	$—	$24,572	$24,011

Long-term borrowings - owed to securitization investors	$—	$9,101	$116	$9,217	$9,145
Other long-term borrowings	—	11,043	—	11,043	10,205
Long-term borrowings	$—	$20,144	$116	$20,260	$19,350

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$215	$—	$215	$215

Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$269	$—	$269	$260
Held-to-maturity investment securities	$—	$269	$—	$269	$260

Net loan receivables	$—	$—	$91,200	$91,200	$82,223

Carrying value approximates fair value(1)
Cash and cash equivalents	$13,564	$—	$—	$13,564	$13,564
Restricted cash	$25	$—	$—	$25	$25
Other short-term investments	$2,200	$—	$—	$2,200	$2,200
Accrued interest receivables(2)	$—	$992	$—	$992	$992

Liabilities
Amortized cost
Time deposits(3)	$—	$29,090	$—	$29,090	$28,269

Long-term borrowings - owed to securitization investors	$—	$10,794	$130	$10,924	$10,840
Other long-term borrowings	—	11,418	—	11,418	10,401
Long-term borrowings	$—	$22,212	$130	$22,342	$21,241

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$233	$—	$233	$233

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
Derivatives may give rise to counterparty credit risk, which generally is addressed through collateral arrangements as described under the sub-heading "— Collateral Requirements and Credit-Risk Related Contingency Features." The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved before engaging in any transaction with the Company. The Company regularly monitors counterparties to ensure compliance with the Company's risk policies and limits. In determining the counterparty credit risk valuation adjustment for the fair values of derivatives, if any, the Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to related counterparties.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest received on interest-earning assets and interest payments on funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). As of June 30, 2021 and December 31, 2020, the Company's outstanding cash flow hedges related only to interest receipts from credit card receivables and had an initial maximum period of two years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at June 30, 2021, will be reclassified to interest income as interest receipts are accrued on the Company's then outstanding credit card receivables. During the next 12 months, the Company estimates it will reclassify $3 million of pretax earnings primarily related to one terminated derivative formerly designated as a cash flow hedge.
Fair Value Hedges
The Company is exposed to changes in the fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, attributable to changes in LIBOR or OIS rate, which are benchmark interest rates defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged long-term borrowings relating to the risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	June 30, 2021				December 31, 2020
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$250	1	$—	$—	$250	$—	$—
Interest rate swaps—fair value hedge	$11,325	14	1	—	$11,625	1	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$27	6	—	—	$24	—	—
Total gross derivative assets/liabilities(2)			1	—		1	—
Less: collateral held/posted(3)			—	—		—	—
Total net derivative assets/liabilities			$1	$—		$1	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 788 million as of June 30, 2021, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 596 million as of December 31, 2020.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At June 30, 2021 and December 31, 2020, the Company had one outstanding contract with a total notional amount of $3 million and $27 million, respectively, and immaterial fair value.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	June 30, 2021		December 31, 2020
	Carrying Amount of Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liability	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liability
Long-term borrowings	$11,461	$159	$11,881	$281

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense
	Deposits	Long-Term Borrowings	Other Income
For the Three Months Ended June 30, 2021
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(170)	$(120)	$6

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$(1)	$—

Gains on fair value hedging relationships
Gains on hedged items	$—	$44	$—
Gains on interest rate swaps	—	1	—
Total gains on fair value hedging relationships	$—	$45	$—

For the Three Months Ended June 30, 2020
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(340)	$(142)	$14

The effects of cash flow and fair value hedging
Losses (gains) on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(4)	$(1)	$—

Gains on fair value hedging relationships
Gains on hedged items	$—	$11	$—
Gains on interest rate swaps	—	38	—
Total gains on fair value hedging relationships	$—	$49	$—

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense
	Deposits	Long-Term Borrowings	Other Income
For the Six Months Ended June 30, 2021
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(363)	$(243)	$29

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$(2)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$—	$122	$—
Gains (losses) on interest rate swaps	—	(29)	—
Total gains on fair value hedging relationships	$—	$93	$—

For the Six Months Ended June 30, 2020
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(713)	$(353)	$42

The effects of cash flow and fair value hedging
Losses (gains) on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(5)	$(2)	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(385)	$—
Gains on interest rate swaps	—	443	—
Total gains on fair value hedging relationships	$—	$58	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

For the impact of the derivative instruments on OCI, see Note 9: Accumulated Other Comprehensive Income.
Collateral Requirements and Credit-Risk Related Contingency Features
The Company has master netting arrangements and minimum collateral posting thresholds with its counterparties for its fair value and cash flow hedge interest rate swaps and foreign exchange forward contracts. The Company has not sought a legal opinion in relation to the enforceability of its master netting arrangements and, as such, does not report any of these positions on a net basis. Collateral is required by either the Company or its subsidiaries or the counterparty depending on the net fair value position of the derivatives held with that counterparty. These collateral receivable or payable amounts are generally not offset against the fair value of these derivatives but are recorded separately in other assets or deposits. Most of the Company's cash collateral amounts relate to positions cleared through an exchange and are reflected as offsets to the associated derivatives balances recorded in other assets and accrued expenses and other liabilities.
The Company also has agreements with certain of its derivative counterparties that contain a provision under which the Company could be declared in default on any of its derivative obligations if the Company defaults on any of its indebtedness, including default where the lender has not accelerated repayment of the indebtedness.

17.    Segment Disclosures
The Company manages its business activities in two segments: Digital Banking and Payment Services.
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
The business segment reporting provided to and used by the Company's chief operating decision-maker is prepared using the following principles and allocation conventions:
•The Company aggregates operating segments when determining reportable segments.
•Corporate overhead is not allocated between segments; all corporate overhead is included in the Digital Banking segment.
•Through its operation of the Discover Network, the Digital Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments, except for an allocation of direct and incremental costs driven by the Company's Payment Services segment.
•The Company's assets are not allocated among the operating segments in the information reviewed by the Company's chief operating decision-maker.
•The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.
•Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's chief operating decision-maker.

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended June 30, 2021
Interest income
Credit card loans	$2,105	$—	$2,105
Private student loans	184	—	184
Personal loans	219	—	219
Other loans	28	—	28
Other interest income	53	—	53
Total interest income	2,589	—	2,589
Interest expense	290	—	290
Net interest income	2,299	—	2,299
Provision for credit losses	135	—	135
Other income	458	822	1,280
Other expense	1,092	130	1,222
Income before income taxes	$1,530	$692	$2,222

For the Three Months Ended June 30, 2020
Interest income
Credit card loans	$2,173	$—	$2,173
Private student loans	182	—	182
Personal loans	231	—	231
Other loans	27	—	27
Other interest income	59	—	59
Total interest income	2,672	—	2,672
Interest expense	482	—	482
Net interest income	2,190	—	2,190
Provision for credit losses	2,046	—	2,046
Other income	354	118	472
Other expense	982	95	1,077
(Loss) income before income taxes	$(484)	$23	$(461)

	Digital Banking	Payment Services	Total
For the Six Months Ended June 30, 2021
Interest income
Credit card loans	$4,259	$—	$4,259
Private student loans	370	—	370
Personal loans	442	—	442
Other loans	56	—	56
Other interest income	108	—	108
Total interest income	5,235	—	5,235
Interest expense	606	—	606
Net interest income	4,629	—	4,629
Provision for credit losses	(230)	—	(230)
Other income	837	908	1,745
Other expense	2,139	164	2,303
Income before income tax expense	$3,557	$744	$4,301

For the Six Months Ended June 30, 2020
Interest income
Credit card loans	$4,589	$—	$4,589
Private student loans	387	—	387
Personal loans	485	—	485
Other loans	51	—	51
Other interest income	142	—	142
Total interest income	5,654	—	5,654
Interest expense	1,066	—	1,066
Net interest income	4,588	—	4,588
Provision for credit losses	3,853	—	3,853
Other income	720	242	962
Other expense	2,100	136	2,236
(Loss) income before income tax expense	$(645)	$106	$(539)

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended June 30, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$320	$19	$339
Protection products revenue	43	—	43
Transaction processing revenue	—	58	58
Other income	(10)	16	6
Total other income subject to ASC 606(2)	353	93	446
Other income not subject to ASC 606
Loan fee income	105	—	105
Unrealized gains on equity investments	—	729	729
Total other income not subject to ASC 606	105	729	834
Total other income by operating segment	$458	$822	$1,280

For the Three Months Ended June 30, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$222	$15	$237
Protection products revenue	44	—	44
Transaction processing revenue	—	49	49
Other income	3	11	14
Total other income subject to ASC 606(2)	269	75	344
Other income not subject to ASC 606
Loan fee income	85	—	85
Realized gains on equity investments	—	43	43
Total other income not subject to ASC 606	85	43	128
Total other income by operating segment	$354	$118	$472

	Digital Banking	Payment Services	Total
For the Six Months Ended June 30, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$546	$34	$580
Protection products revenue	86	—	86
Transaction processing revenue	—	109	109
Other income	(7)	36	29
Total other income subject to ASC 606(2)	625	179	804
Other income not subject to ASC 606
Loan fee income	212	—	212
Unrealized gains on equity investments	—	729	729
Total other income not subject to ASC 606	212	729	941
Total other income by operating segment	$837	$908	$1,745

For the Six Months Ended June 30, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$419	$34	$453
Protection products revenue	91	—	91
Transaction processing revenue	—	93	93
Other income	6	36	42
Total other income subject to ASC 606(2)	516	163	679
Other income not subject to ASC 606
Loan fee income	204	—	204
Realized gains on equity investments	—	79	79
Total other income not subject to ASC 606	204	79	283
Total other income by operating segment	$720	$242	$962

(1)Net of rewards, including Cashback Bonus rewards, of $598 million and $385 million for the three months ended June 30, 2021 and 2020, respectively, and $1.1 billion and $863 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Excludes deposit product fees that are reported within net interest income, which were immaterial for the three and six months ended June 30, 2021 and 2020, respectively.

For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2020.
19.    Subsequent Events
On July 12, 2021, Discover Bank fully redeemed $750 million of outstanding principal of its 3.200% outstanding fixed-rate Senior Bank Note due August 2021 (the "Note"). In accordance with the terms of the indentures governing the Note, the Company paid a redemption price equal to the sum of 100% of the principal amount of the Note plus accrued and unpaid interest to, but excluding, July 10, 2021. Upon the Bank’s payment of the redemption price, all rights of holders with respect to the Notes were terminated.
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2021, and determined that there were no other subsequent events that would require recognition or disclosure in the condensed consolidated financial statements other than those disclosed above.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which speak to our expected business and financial performance, among other matters, contain words such as "believe," "expect," "anticipate," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," "forecast," and similar expressions. Such statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements. These forward-looking statements speak only as of the date of this quarterly report and there is no undertaking to update or revise them as more information becomes available.
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
Additional factors that could cause our results to differ materially from those described below can be found in this section of this quarterly report and in "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2020, which is filed with the Securities and Exchange Commission ("SEC") and available at the SEC's internet site (https://www.sec.gov).
Introduction and Overview
Discover Financial Services ("DFS") is a digital banking and payment services company. We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home loans and deposit products. We also operate the Discover Network, the PULSE network ("PULSE") and Diners Club International ("Diners Club"), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally and merchant acceptance throughout the United States for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.

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
COVID-19 Pandemic Response and Impact
The COVID-19 pandemic has continued to have a widespread and unprecedented impact on a global scale. While the United States' economy continues to recover from a brief but severe recession triggered by the COVID-19 pandemic, its future effects are uncertain and it may be difficult to assess or predict the extent of the impacts of the pandemic on us as many factors are beyond our control and knowledge. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, see the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020, under "Risk Factors". This section includes a discussion of the significant areas of potential impact on us of the COVID-19 pandemic and specific actions we are taking or expect to take in this time of uncertainty.
Financial Results and Outlook
We saw an increase in sales volume for the three and six months ended June 30, 2021, compared to the same periods in 2020, as the economy has opened up and many COVID-19 restrictions have been lifted. Additionally, we decreased our allowance for credit losses at June 30, 2021 from March 31, 2021 and December 31, 2020. Refer to "— Loan Quality — Provision and Allowance for Credit Losses" for more details on the current period allowance for credit losses.
We anticipate modest loan growth in 2021 driven by positive sales trends and new account growth. We expect net interest margin to remain generally flat relative to the first quarter of 2021 through the remainder of 2021, with some variability from quarter to quarter. We expect net charge-offs to be lower year-over-year driven by continued stable credit performance. We remain committed to disciplined expense management and will continue to make investments for profitable long-term growth through increased marketing and investments in core technology capabilities and efficiency improvements.
Regulatory and Legislative
Federal, state and local governments and independent banking agencies have taken extraordinary measures to support the United States economy and mitigate the impacts of the COVID-19 pandemic on the economy and society at large. These policies have included regulatory relief and flexibility to financial institutions, liquidity to capital markets and financial support to businesses and consumers, including fiscal stimulus, payment forbearance, small business lending programs, increased unemployment payments and other forms of assistance. Lawmakers continue to offer additional proposals in an attempt to mitigate harm to the economy and consumers. The effects of these programs are broad and very complex and depend upon a wide variety of factors, some of which are yet to be identified. Thus, the ultimate impact of these programs and policies on our business, results of operations and financial condition is difficult to quantify and may not be known for some time. For more information, see “— Regulatory Environment and Developments” below.
Loan Receivables
At the onset of the pandemic, we continued to lend to customers but tightened our standards for new accounts and for growing existing accounts across all products in our loan portfolio. As a result of the strong credit performance and positive economic outlook, we returned most of our underwriting criteria to pre-pandemic standards during the second quarter of 2021.
In the second quarter of 2021, we decreased our allowance for credit losses in anticipation of lower credit losses caused by improving macroeconomic forecasts and continued stable credit performance. Our allowance for credit losses includes the risk associated with all loans and considers the effects of all loan modifications, including troubled debt restructurings ("TDRs"), loan modifications exempt from the TDR designation under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”) and Skip-a-Pay (payment deferral) ("SaP") programs. As of June 30, 2021, the allowance for credit losses took into account our best estimate for the impact of programs put in place by federal and state governments and agencies to mitigate the economic impact of the pandemic. It is unclear whether the measures employed to date are complete or whether federal and state governments and agencies may take additional actions that could impact our business. Refer to "— Loan Quality — Impact of the COVID-19 Pandemic on the Loan Portfolio" for more details on the current period allowance for credit losses.
Capital and Liquidity
We maintained liquid assets and capital levels in excess of historical norms as of June 30, 2021 as consumer loan payment rates and deposit balances remain well above their pre-pandemic levels. Our store of liquid assets has curtailed our need for wholesale funding, however we maintain good access to all of our diverse funding channels.
We remain well-capitalized with capital ratios in excess of regulatory minimums and took prudent actions to preserve and augment our capital when the macroeconomic and operating environment turned uncertain last year. Our capital levels allow us to capitalize on loan receivable growth as customers moderate loan payment rates and spend more as the economy re-opens from the COVID-19 pandemic.
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
Fair Value and Impairments
With the uncertain nature of the pandemic's overall impact on the economy, we continue to assess the effects of COVID-19 with respect to our goodwill and intangible assets, investment securities and other long-term assets. For more information on the impact of COVID-19 pandemic on intangible assets, including the impairment charge recognized during the three and six months ended June 30, 2021, see Note 5: Intangible Assets to our condensed consolidated financial statements.
Business Continuity and Operations
We have re-opened some of our physical locations with appropriate health safety measures and capacity limitations, including our corporate headquarters. However, we have informed employees that they may continue to work from home and will not be required to return to our physical locations prior to September 2021. Notwithstanding the shift to work-from-home, our operations continue largely unaffected due to the successful implementation of certain of our business continuity plans. Operational changes necessitated by the rapid shift in employee location have not thus far had a material adverse effect on us or our financial condition; however, the shift has caused us to grow increasingly dependent on third-party service providers, including those with which we have no relationship such as our employees’ internet service providers. For more information on the risks associated with reliance on third-party service providers and the shift to work from home, see the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020, under "Risk Factors".
Regulatory Environment and Developments
As the United States and global economies attempt to normalize from the COVID-19 pandemic, we continue to work with our customers to address their unique financial situations while balancing safety and soundness requirements. We are in contact with our regulators and continue to respond to any changing regulatory guidance, pronouncements and requirements. The federal banking agencies have taken extraordinary measures to proactively address the economic disruptions caused by the COVID-19 outbreak and provide flexibility for banking organizations to work with impacted businesses and consumers. The banking agencies continue to evaluate whether additional actions are warranted due to the COVID-19 pandemic. On March 31, 2021, the Consumer Financial Protection Bureau ("CFPB") announced it was rescinding several of its policy statements and withdrawing its participation in several interagency policy statements issued in response to the COVID-19 pandemic that had been intended to provide flexibility to financial institutions. The CFPB stated that the rescissions "reflect the Bureau's commitment to consumer protection and the fact that financial institutions have had a year to adapt their operations to the difficulties posed by the pandemic."
In addition, the United States Congress has taken legislative action to address the economic disruptions caused by the COVID-19 pandemic, including the March 2020 CARES Act and December 2020 Omnibus and COVID Relief and

Response Act. Most recently, the American Rescue Plan of 2021 ("ARPA"), enacted in March 2021, contained additional stimulus payments, increased unemployment benefits and increased small business funding under the Payment Protection Program. The ARPA also significantly increased and expanded the Child Tax Credit for one year and provides additional funding for rental assistance programs. These Congressional efforts offered financial assistance and benefits to consumers and small businesses. As the pandemic continues into its second year, additional legislative and regulatory action may be proposed and could include provisions that significantly impact our prospects and business practices. The impact of these legislative and regulatory initiatives on our business, the economy and the United States consumer will depend upon a wide variety of factors, some of which are yet to be identified.
Banking
Capital Standards and Stress Testing
DFS is subject to mandatory supervisory stress tests every other year and is required to submit annual capital plans to the Federal Reserve based on forward-looking internal analysis of income and capital levels under expected and stressful conditions. DFS is also subject to capital buffer requirements, including the Stress Capital Buffer ("SCB"), which requires maintenance of regulatory capital levels above a threshold established based on the results of supervisory stress tests after accounting for planned dividend payments.
On June 25, 2020, DFS received results of the Federal Reserve’s supervisory stress tests and preliminary SCB requirements. The notice indicated that DFS’ capital ratios remain above all required minimums under each of the supervisory scenarios, and based on the stress test results, our preliminary SCB requirement was set at 3.5%, which was announced as final in a public notice issued by the Federal Reserve on August 10, 2020, and will remain in effect until our preliminary SCB based on the more recent round of stress tests is finalized. In the June 25, 2020 notice, the Federal Reserve informed DFS that it and all other firms that participated in the 2020 Comprehensive Capital Analysis and Review ("CCAR") exercise would be required to submit a revised capital plan to be assessed by the Federal Reserve under newly developed scenarios incorporating economic stresses reflecting the ongoing COVID-19 pandemic. The Federal Reserve notified all firms subject to CCAR that they would be subject to temporary restrictions on capital distributions in the third and fourth quarter of 2020 that restricted most share repurchases and limited dividends based on a formula that takes into account the firm's average net income over the preceding four quarters.
On November 2, 2020, DFS submitted its revised capital plan as part of the CCAR resubmission process, and the Federal Reserve publicly announced the results of its analysis on December 18, 2020. The results indicate that DFS' regulatory capital ratios remained above all minimum requirements under each of the stress test scenarios. However, due to ongoing economic uncertainty, the Federal Reserve extended the temporary restrictions on capital distributions, with modifications, for all firms subject to the Federal Reserve's capital planning rule through the second quarter of 2021. On March 25, 2021, the Federal Reserve extended the right to recalculate DFS' SCB through June 30, 2021. Subsequently, on June 24, 2021, the Federal Reserve announced that DFS' SCB requirement would not be recalculated and, effective June 30, 2021, DFS would be authorized to make capital distributions that are consistent with the Federal Reserve's capital rule, inclusive of DFS' final SCB requirement of 3.5% that was previously announced by the Federal Reserve on August 10, 2020.
On January 19, 2021, the Federal Reserve finalized regulatory amendments that made targeted changes to the capital planning, regulatory reporting and SCB requirements for firms subject to Category IV standards to be consistent with the Federal Reserve’s regulatory tailoring framework. The final rules generally align to instructions the Federal Reserve had previously provided to Category IV firms for recent capital plan submissions. The amended rules also provide Category IV firms with the option to submit to supervisory stress tests during off years if they wish to have the stress test portion of their SCB reset. The Federal Reserve had solicited comments on the need for possible changes to regulatory guidance related to the capital planning process. In connection with the final rulemaking, the Federal Reserve revised the scope of application of its existing regulatory guidance for capital planning to align with the tailoring framework. However, the timing and substance of any additional changes to existing guidance or new guidance are uncertain.
On June 24, 2021, the Federal Reserve publicly announced the results of its supervisory stress tests for the firms required to participate in the 2021 CCAR process. Under the recently amended capital plan rule, DFS and other Category IV firms had the option to elect, at the firm's discretion, to participate in supervisory stress tests in the 2021 CCAR process. DFS did not elect to participate this year. Nevertheless, DFS was required to prepare and submit a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. This plan was submitted by DFS to the Federal Reserve on April 5, 2021. The Federal Reserve will use our 2021 capital plan submission to assess its capital planning process and positions and, if needed, will adjust our SCB requirement to reflect DFS' planned common stock dividends. Any such adjustments to DFS' SCB requirement are expected to be announced and made final by the Federal Reserve in a public notice to be issued in late August or early September 2021.
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
We have offered and continue to offer floating-rate private student loans based on LIBOR. As of June 30, 2021, these loans comprise approximately 43% of our private student loan portfolio and approximately 5% of our overall loan portfolio. Our floating-rate borrowings are indexed to LIBOR and limited to asset-backed securities issued by our securitization trusts. United States banking regulators have reinforced the need to cease entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021. We have a cross-functional team overseeing and managing our transition away from the use of LIBOR. This team assesses evolving industry and marketplace norms and conventions for LIBOR-indexed instruments, evaluates the impacts stemming from the future cessation of LIBOR publication and facilitates the operational changes associated with the transition to an alternative reference rate.
Consumer Financial Services
The CFPB regulates consumer financial products and services and examines certain providers of consumer financial products and services, including Discover. The CFPB's authority includes preventing "unfair, deceptive or abusive acts or practices" and ensuring that consumers have access to fair, transparent and competitive financial products and services. The CFPB has rulemaking, supervisory and enforcement powers with respect to federal consumer protection laws. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g., credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions, including its biennial review of the consumer credit card market. In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding identified private student loan servicing practices. See Note 14: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.
President Biden has nominated Federal Trade Commissioner Rohit Chopra to serve as the Director of the CFPB. Until the United States Senate confirms Mr. Chopra, David Uejio will serve as Acting Director of the CFPB. Under Mr. Chopra’s leadership, the CFPB’s priorities are expected to focus on, among other things, vigorous enforcement of existing consumer protection laws, with a particular focus on unfair, deceptive and abusive acts and practices, student lending and servicing, fair lending, debt collection and credit reporting. These changes to the CFPB’s strategies and priorities and any resulting regulatory developments, findings, potential supervisory or enforcement actions and ratings could negatively impact our business strategies, require us to limit or change our business practices, limit our consumer product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. The additional expense, time and resources needed to comply with ongoing or new regulatory requirements may adversely impact the cost of and access to credit and results of business operations.
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment consumer data privacy standards. The California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA went into effect on January 1, 2020, and the California Attorney General's final regulations became effective on August 14, 2020, with enforcement beginning July 1, 2020. The California Privacy Rights Act ("CPRA"), a ballot measure led by the original proponent of the CCPA, passed on November 3, 2020, and largely enters into force on January 1, 2023. The CPRA replaces the CCPA to enhance consumer privacy protections further and creates a new California Privacy Protection Agency. While the CPRA retains an exemption for information collected, processed, sold, or disclosed subject to the Gramm-Leach-Bliley Act, we continue to evaluate the impact of the CPRA on our businesses and other providers of consumer financial services.
Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of each segment's operations and the allocation conventions used in our business segment reporting, see Note 17: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Digital Banking
Interest income
Credit card loans	$2,105	$2,173	$4,259	$4,589
Private student loans	184	182	370	387
Personal loans	219	231	442	485
Other loans	28	27	56	51
Other interest income	53	59	108	142
Total interest income	2,589	2,672	5,235	5,654
Interest expense	290	482	606	1,066
Net interest income	2,299	2,190	4,629	4,588
Provision for credit losses	135	2,046	(230)	3,853
Other income	458	354	837	720
Other expense	1,092	982	2,139	2,100
Income (loss) before income taxes	1,530	(484)	3,557	(645)
Payment Services
Other income	822	118	908	242
Other expense	130	95	164	136
Income before income taxes	692	23	744	106
Total income (loss) before income taxes	$2,222	$(461)	$4,301	$(539)

The following table presents information on transaction volume (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Network Transaction Volume
PULSE Network	$62,855	$52,859	$123,254	$102,033
Network Partners	9,468	7,280	19,097	14,260
Diners Club(1)	6,126	4,339	12,023	12,076
Total Payment Services	78,449	64,478	154,374	128,369
Discover Network—Proprietary(2)	47,201	32,349	86,403	67,529
Total Network Transaction Volume	$125,650	$96,827	$240,777	$195,898
Transactions Processed on Networks
Discover Network	799	565	1,477	1,210
PULSE Network	1,399	1,209	2,709	2,398
Total Transactions Processed on Networks	2,198	1,774	4,186	3,608
Credit Card Volume
Discover Card Volume(3)	$48,049	$33,105	$88,383	$70,579
Discover Card Sales Volume(4)	$45,460	$30,721	$83,204	$64,709

(1)Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.
(2)Represents gross Discover card sales volume on the Discover Network.
(3)Represents Discover card activity related to sales net of returns, balance transfers, cash advances and other activities
(4)Represents Discover card activity related to sales net of returns.
Digital Banking
Our Digital Banking segment reported pretax income of $1.5 billion and $3.6 billion, respectively, for the three and six months ended June 30, 2021, as compared to a pretax loss of $484 million and $645 million, respectively, for the three and six months ended June 30, 2020.
Net interest income increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, primarily driven by lower funding costs, partially offset by a lower average level of outstanding loan receivables. Interest income decreased during the three and six months ended June 30, 2021, as compared to the same periods in 2020. This decrease was primarily due to a lower average level of outstanding credit card loan receivables. Interest expense decreased during the three and six months ended June 30, 2021, as compared to the same periods in 2020 due to lower average market rates, a lower funding base, lower pricing on deposits and higher coupon maturities.
For the three and six months ended June 30, 2021, the provision for credit losses decreased as compared to the same periods in 2020, primarily due to reserve releases in the current periods versus reserve build in the prior periods and lower net charge-offs. The release during the three and six months ended June 30, 2021, was driven by improvements in the macroeconomic forecast, continued stable credit performance and a reduction in loan receivables outstanding. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, which was primarily due to an increase in discount and interchange revenue. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume during the period.
Total other expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in employee compensation and benefits, marketing and business development and information processing and communications. Employee compensation and benefits increased as a result of higher bonus accruals and higher average salaries, partially offset by lower headcount. Marketing and business development increased due to accelerated growth investments primarily in card. Information processing and communications increased due to software write-offs.
Total other expense increased for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to an increase in employee compensation and benefits, partially offset by a decrease in marketing and business development. Employee compensation and benefits increased as a result of higher bonus accruals and higher average salaries, partially offset by lower headcount. Marketing costs decreased primarily due to expense reductions in acquisition and brand advertising for card during the first quarter of 2021.
Discover card sales volume was $45.5 billion and $83.2 billion, respectively, for the three and six months ended June 30, 2021, which was an increase of 48.0% and 28.6%, respectively, as compared to the same periods in 2020. This volume growth was primarily driven by higher consumer spending.
Payment Services
Our Payment Services segment reported pretax income of $692 million and $744 million, respectively, for the three and six months ended June 30, 2021, as compared to pretax income of $23 million and $106 million for the same periods in 2020. In June 2021, a payment services entity in which we hold a non-controlling equity position completed its initial public offering, at which time we began carrying the investment at fair value. The fair value adjustment resulted in the recognition of a $729 million unrealized gain. Total other expense for the Payment Services segment increased due to an incremental non-cash impairment charge of Diners Club intangible assets for the three and six months ended June 30, 2021.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to economic or market conditions changes, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our condensed consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in some instances, could have a material effect on our consolidated financial condition. Management has identified the estimate related to our allowance for credit losses as a critical accounting estimate. The critical accounting estimate related to the allowance for credit losses is discussed in greater detail in our annual report on Form 10-K for the year ended December 31, 2020, under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates". There have not been any material changes in the methods used to formulate this critical accounting estimate from those discussed in our annual report on Form 10-K for the year ended December 31, 2020.
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2021 vs. 2020 (Decrease) Increase		For the Six Months Ended June 30,		2021 vs. 2020 (Decrease) Increase
	2021	2020	$	%	2021	2020	$	%
Interest income	$2,589	$2,672	$(83)	(3)%	$5,235	$5,654	$(419)	(7)%
Interest expense	290	482	(192)	(40)%	606	1,066	(460)	(43)%
Net interest income	2,299	2,190	109	5%	4,629	4,588	41	1%
Provision for credit losses	135	2,046	(1,911)	(93)%	(230)	3,853	(4,083)	(106)%
Net interest income after provision for credit losses	2,164	144	2,020	1,403%	4,859	735	4,124	561%
Other income	1,280	472	808	171%	1,745	962	783	81%
Other expense	1,222	1,077	145	13%	2,303	2,236	67	3%
Income (loss) before income taxes	2,222	(461)	2,683	NM	4,301	(539)	4,840	NM
Income tax expense (benefit)	524	(93)	617	NM	1,010	(110)	1,120	NM
Net income (loss)	$1,698	$(368)	$2,066	NM	$3,291	$(429)	$3,720	NM

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
Our interest-earning assets consist of: (i) cash and cash equivalents primarily related to amounts on deposit with the Federal Reserve Bank of Philadelphia, (ii) restricted cash, (iii) other short-term investments, (iv) investment securities and (v) loan receivables. Our interest-bearing liabilities consist primarily of deposits, both direct-to-consumer and brokered, and long-term borrowings, including amounts owed to securitization investors. The following factors influence net interest income:
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
     Net interest income increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, primarily driven by lower funding costs, partially offset by a lower average level of outstanding loan receivables. Interest income decreased during the three and six months ended June 30, 2021, as compared to the same periods in 2020. This decrease was primarily due to a lower average level of outstanding credit card loan receivables. Interest expense decreased during the three and six months ended June 30, 2021, as compared to the same periods in 2020 due to lower average market rates, a lower funding base, lower pricing on deposits and higher coupon maturities.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$17,562	0.11%	$6	$14,655	0.11%	$5
Restricted cash	897	0.02%	NM	226	0.25%	NM
Other short-term investments	—	—%	—	440	0.15%	NM
Investment securities	9,222	2.06%	47	10,586	2.12%	55
Loan receivables(1)
Credit card loans(2)	67,420	12.52%	2,105	70,848	12.34%	2,173
Private student loans	9,993	7.41%	184	9,826	7.46%	182
Personal loans	6,884	12.76%	219	7,475	12.40%	231
Other loans	1,999	5.59%	28	1,622	6.49%	26
Total loan receivables	86,296	11.79%	2,536	89,771	11.70%	2,612
Total interest-earning assets	113,977	9.11%	2,589	115,678	9.29%	2,672
Allowance for credit losses	(7,342)			(6,927)
Other assets	5,971			5,717
Total assets	$112,606			$114,468
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$24,772	1.89%	116	$33,993	2.46%	208
Money market deposits(3)	8,199	0.53%	11	7,717	1.22%	24
Other interest-bearing savings deposits	41,073	0.42%	43	33,532	1.30%	108
Total interest-bearing deposits	74,044	0.92%	170	75,242	1.81%	340
Borrowings
Securitized borrowings(4)(5)	10,305	1.01%	26	12,960	1.24%	39
Other long-term borrowings(5)	10,211	3.66%	94	11,375	3.63%	103
Total borrowings	20,516	2.33%	120	24,335	2.36%	142
Total interest-bearing liabilities	94,560	1.23%	290	99,577	1.95%	482
Other liabilities and stockholders' equity	18,046			14,891
Total liabilities and stockholders' equity	$112,606			$114,468
Net interest income			$2,299			$2,190
Net interest margin(6)		10.68%			9.81%
Net yield on interest-earning assets(7)		8.09%			7.61%
Interest rate spread(8)		7.88%			7.34%

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$17,521	0.11%	$11	$11,002	0.49%	$27
Restricted cash	519	0.03%	NM	427	0.85%	2
Other short-term investments	354	0.12%	NM	220	0.15%	NM
Investment securities	9,478	2.07%	97	10,607	2.15%	113
Loan receivables(1)
Credit card loans(2)	68,068	12.62%	4,259	73,092	12.63%	4,589
Private student loans	10,101	7.39%	370	9,909	7.85%	387
Personal loans	6,979	12.79%	442	7,589	12.84%	485
Other loans	1,948	5.76%	56	1,545	6.60%	51
Total loan receivables	87,096	11.87%	5,127	92,135	12.03%	5,512
Total interest-earning assets	114,968	9.18%	5,235	114,391	9.94%	5,654
Allowance for credit losses	(7,776)			(6,389)
Other assets	6,067			5,689
Total assets	$113,259			$113,691
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$25,899	1.97%	253	$33,778	2.52%	423
Money market deposits(3)	8,173	0.53%	21	7,397	1.46%	54
Other interest-bearing savings deposits	40,608	0.44%	89	32,435	1.47%	236
Total interest-bearing deposits	74,680	0.98%	363	73,610	1.95%	713
Borrowings
Securitized borrowings(4)(5)	10,565	1.04%	54	13,524	1.78%	120
Other long-term borrowings(5)	10,285	3.69%	189	11,582	4.05%	233
Total borrowings	20,850	2.35%	243	25,106	2.83%	353
Total interest-bearing liabilities	95,530	1.28%	606	98,716	2.17%	1,066
Other liabilities and stockholders’ equity	17,729			14,975
Total liabilities and stockholders’ equity	$113,259			$113,691
Net interest income			$4,629			$4,588
Net interest margin(6)		10.72%			10.01%
Net yield on interest-earning assets(7)		8.12%			8.07%
Interest rate spread(8)		7.90%			7.77%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $71 million and $76 million of amortization of balance transfer fees for the three months ended June 30, 2021 and 2020, respectively, and $144 million and $158 million for the six months ended June 30, 2021 and 2020, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three and six months ended June 30, 2020.
(4)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three and six months ended June 30, 2021 and 2020.
(5)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and six months ended June 30, 2021 and 2020.
(6)Net interest margin represents net interest income as a percentage of average total loan receivables.
(7)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(8)Interest rate spread represents the difference between the rate on total interest-earning assets and total interest-bearing liabilities.

Loan Quality
Impact of the COVID-19 Pandemic on the Loan Portfolio
The COVID-19 pandemic and its impact on the economy have significantly affected our sales volume and credit card loan growth. We tightened standards for new accounts and for growing existing accounts across all products at the onset of the pandemic. Due to the strong economic recovery from the COVID-19 pandemic-induced recession, we returned most of our underwriting criteria to pre-pandemic standards during the second quarter of 2021. This change in our credit underwriting, in addition to changes in consumer spending behavior, increased marketing and the re-opening of the United States economy upon expiration of COVID-19 restrictions, contributed to an increase in sales volume for the three and six months ended June 30, 2021, when compared to the same periods in 2020. Our outstanding loan receivables as of June 30, 2021, decreased when compared to December 31, 2020, due to elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows. The decrease in outstanding loan receivables was partially offset by positive sales trends in the first and second quarters of 2021.
At the onset of the COVID-19 pandemic, we expanded borrower relief offerings to include SaP and other loan modification programs, complementing the assistance already available through our existing loan modification programs. On August 31, 2020, we ceased offering enrollments in the SaP and other loan modification programs specifically developed in response to the COVID-19 pandemic. The accounts using these modifications as a result of the COVID-19 pandemic were evaluated for potential exclusion from the TDR designation either due to the insignificance of the concession or because they qualified for an exemption pursuant to the CARES Act. The SaP programs provided only an insignificant delay in payment on the enrolled accounts or loans and therefore those deferrals were not classified as TDRs
Section 4013 of the CARES Act provides certain financial institutions with the option to suspend the application of accounting and reporting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the COVID-19 pandemic. Section 541 of the Omnibus and COVID Relief and Response Act extended the TDR accounting and reporting relief provided by the CARES Act through the earlier of January 1, 2022, or the date that is 60 days after the termination of the presidentially-declared national emergency. We elected to apply the option to suspend the application of accounting and reporting guidance for TDRs as provided under Section 4013 of the CARES Act and as subsequently extended. As such, the number of accounts and corresponding balances designated as a TDR for the three and six months ended June 30, 2021 and 2020, have been favorably impacted by the exclusion of certain modifications from the TDR designation pursuant to these exemptions and are expected to remain lower than they otherwise would have been. The payment status of modified accounts excluded from the TDR designation pursuant to the CARES Act is reflected in our delinquency reporting.

The table below reflects the number and balance of both new loan modifications reported as TDRs and new loan modifications excluded from the TDR designation pursuant to the CARES Act (dollars in millions)(1):

	Accounts that entered a loan modification program and were classified as TDRs during the period		Accounts that entered a loan modification program and were exempt from the TDR designation pursuant to the CARES Act(1)
	Number of Accounts	Balances	Number of Accounts	Balances
For the Three Months Ended June 30, 2021
Credit card loans	14,221	$94	23,983	$177
Private student loans	127	$3	2,666	$50
Personal loans	824	$11	261	$4

For the Three Months Ended June 30, 2020(2)
Credit card loans	27,966	$192	61,097	$468
Private student loans	62	$1	1,363	$24
Personal loans	1,332	$17	168	$3

For the Six Months Ended June 30, 2021(3)
Credit card loans	34,923	$229	69,524	$497
Private student loans	253	$5	4,713	$89
Personal loans	2,214	$28	938	$15

For the Six Months Ended June 30, 2020(3)
Credit card loans	110,090	$725	75,020	$578
Private student loans	1,649	$30	1,494	$27
Personal loans	3,810	$50	238	$4

(1)SaP programs were not considered TDRs and therefore are not included in accounts excluded from the TDR designation by the CARES Act.
(2)Certain prior period amounts have been reclassified to conform to the current period presentation.
(3)As the TDR exemption pursuant to the CARES Act took effect in March 2020, the six months ended June 30, 2021, is not comparable to the same period in 2020.
The number and balance of new credit card and personal loan modifications, including the combined total of those identified as TDRs and those exempt from the TDR designation, decreased during the three and six months ended June 30, 2021, when compared to the same periods in 2020. The decrease in both periods is due to the impacts of government stimulus and government-mandated disaster relief programs. The number and balance of all loan modifications, including the combined total of those identified as TDRs and those exempt from the TDR designation, during the three and six months ended June 30, 2020 were favorably impacted by the utilization of SaP programs in lieu of traditional loan modification programs. Additionally, enrollments in personal loan modification programs were favorably impacted by tighter underwriting standards that were implemented before the COVID-19 pandemic.

The following table provides the number of accounts that exited a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act and corresponding outstanding balances along with the amount of the outstanding balances that were delinquent (30 or more days past due) upon exiting the temporary loan modification program (dollars in millions)(1):

	Three Months Ended June 30, 2021
	Number of Accounts	Outstanding Balances	Balances Delinquent(2)
Credit card loans	54,066	$320	$44
Private student loans(3)	1,876	$34	NM
Personal loans(3)	1,406	$19	NM

	Six Months Ended June 30, 2021
	Number of Accounts	Outstanding Balances	Balances Delinquent(2)
Credit card loans	113,645	$701	$94
Private student loans(3)	3,734	$66	NM
Personal loans(3)	2,794	$40	NM

(1)As the TDR exemption pursuant to the CARES Act took effect in March 2020, the six months ended June 30, 2021, is not comparable to the same period in 2020. The number of accounts that exited a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act and corresponding outstanding balances were not meaningful for the three and six months ended June 30, 2020.
(2)Includes balances charged off at the end of the month the account exited the temporary loan modification program. The balances charged off were not meaningful for the three and six months ended June 30, 2021 and 2020.
(3)The private student loan and personal loan balances that were delinquent upon exiting a temporary loan modification program were not meaningful for the three and six months ended June 30, 2021 and 2020.
Our estimate of expected loss reflected in our allowance for credit losses includes the risk associated with all loans. We consider the effects of all loan modifications, including TDRs, loan modifications exempt from the TDR designation pursuant to the CARES Act and SaP programs. We believe we have appropriately reflected the risk of the accounts using these programs and the economic impact of the COVID-19 pandemic on our customers in the allowance for credit losses. Refer to Note 3: Loan Receivables to our condensed consolidated financial statements for more details on modification programs, TDRs and the allowance for credit losses.
Loan receivables consist of the following (dollars in millions):

	June 30, 2021	December 31, 2020
Credit card loans	$68,886	$71,472
Other loans
Private student loans	9,864	9,954
Personal loans	6,865	7,177
Other loans	2,059	1,846
Total other loans	18,788	18,977
Total loan receivables	87,674	90,449
Allowance for credit losses	(7,026)	(8,226)
Net loan receivables	$80,648	$82,223

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
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates" in our annual report on Form 10-K for the year ended December 31, 2020, and Note 3: Loan Receivables to our condensed consolidated financial statements for more details on how we estimate the allowance for credit losses.

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended June 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2021	$5,640	$862	$804	$41	$7,347
Additions
Provision for credit losses(1)	181	(21)	(28)	3	135
Deductions
Charge-offs	(620)	(20)	(48)	—	(688)
Recoveries	208	7	17	—	232
Net charge-offs	(412)	(13)	(31)	—	(456)
Balance at June 30, 2021	$5,409	$828	$745	$44	$7,026

	For the Three Months Ended June 30, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2020	$5,306	$765	$807	$35	$6,913
Additions
Provision for credit losses(1)	1,873	49	114	2	2,038
Deductions
Charge-offs	(852)	(20)	(78)	—	(950)
Recoveries	164	5	14	—	183
Net charge-offs	(688)	(15)	(64)	—	(767)
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184

	For the Six Months Ended June 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	(196)	15	(32)	6	(207)
Deductions
Charge-offs	(1,283)	(40)	(112)	—	(1,435)
Recoveries	397	13	32	—	442
Net charge-offs	(886)	(27)	(80)	—	(993)
Balance at June 30, 2021	$5,409	$828	$745	$44	$7,026

	For the Six Months Ended June 30, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(3)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(2)	3,312	178	377	9	3,876
Deductions
Charge-offs	(1,721)	(42)	(162)	—	(1,925)
Recoveries	350	10	29	—	389
Net charge-offs	(1,371)	(32)	(133)	—	(1,536)
Balance at June 30, 2020)	$6,491	$799	$857	$37	$8,184

(1)Excludes an $8 million reclassification of the liability for expected credit losses on unfunded commitments for the three months ended June 30, 2020, and $23 million for the six months ended June 30, 2021 and 2020, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.
(2)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Represents the adjustment to the allowance for credit losses due to the adoption of ASU No. 2016-13 on January 1, 2020.

The allowance for credit losses was $7.0 billion at June 30, 2021, which reflects a $321 million release from the amount of the allowance for credit losses at March 31, 2021 and a $1.2 billion release from the amount of the allowance for credit losses at December 31, 2020.
The release in the allowance for credit losses between June 30, 2021 and March 31, 2021, was primarily driven by improving macroeconomic forecasts and continued stable credit performance, partially offset by modest loan growth during the period. The modest growth in loan receivables during the three months ended June 30, 2021, was driven by the positive sales trends as COVID-19 restrictions expire and the United States' economy reopens. The loan growth was partially offset by elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows. In estimating expected credit losses, we considered the uncertainties associated with borrower behavior, payment trends and credit performance subsequent to the expiration of government stimulus programs, such as the CARES Act and ARPA, and government-mandated disaster relief programs, such as foreclosure moratoriums and federal student loan and mortgage payment forbearance.
The release in the allowance for credit losses between June 30, 2021 and December 31, 2020, was primarily driven by improvements in the macroeconomic forecast, continued stable credit performance and a reduction in loan receivables outstanding during the period. The decrease in outstanding loan receivables, particularly credit card loan receivables, and the stable credit performance, were driven in part by elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows. The decrease in outstanding loan receivables was partially offset by positive sales trends in the first and second quarters of 2021.
In estimating the allowance at June 30, 2021, we used a macroeconomic forecast that projected (i) a peak unemployment rate of 6.4%, which decreases to 5.5% through the end of 2021, and (ii) a 6.7% growth in the real gross domestic product in 2021. Labor market conditions, which historically have been an important determinant of our credit loss trends, have improved but the unemployment rate and initial and continuing jobless claims remain elevated relative to pre-pandemic levels. Moreover, as the government's response to the pandemic wanes, there is uncertainty regarding the sustainability of the recent credit quality trends in our receivables portfolio. Accordingly, the estimation of the allowance for credit losses has required significant management judgment.
The forecast period we deemed reasonable and supportable was 18 months for all periods presented except March 31, 2020, where the forecast period was 12 months due to the uncertainty caused by the rapidly changing economic environment experienced at the onset of the COVID-19 pandemic. The 18-month reasonable and supportable forecast period was deemed appropriate based on the observed stabilization of macroeconomic forecasts. For all periods presented, we determined that a reversion period of 12 months was appropriate. Due to the uncertainties associated with borrower behavior resulting from government stimulus and government-mandated disaster relief programs, we applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented with the following exceptions: at March 31, 2020 and December 31, 2019, we applied a straight-line method for all loan products. At June 30, 2020, we applied a weighted reversion method for credit card loans and a straight-line method for all other loan products.
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three months ended June 30, 2021, the provision for credit losses decreased by $1.9 billion, or 93%, compared to the same period in 2020. For the six months ended June 30, 2021, the provision for credit losses decreased by $4.1 billion, or 105%, compared to the same period in 2020. The decrease in both periods was primarily due to reserve releases in the current periods versus reserve builds in the prior periods and lower net charge-offs. The reserve releases during the three and six months ended June 30, 2021, were primarily driven by a favorable change in the macroeconomic outlook related to the economic impacts of the COVID-19 pandemic-induced recession, continued stable credit performance and the reduction in loan receivables outstanding during the period. The reserve builds during the three and six months ended June 30, 2020, were primarily due to the unfavorable change in economic outlook resulting from the COVID-19 pandemic.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%
Credit card loans	$412	2.45%	$688	3.90%	$886	2.63%	$1,371	3.77%
Private student loans	$13	0.53%	$15	0.62%	$27	0.53%	$32	0.65%
Personal loans	$31	1.80%	$64	3.43%	$80	2.30%	$133	3.51%

The decrease in net charge-offs and the net charge-off rates across all loan products for the three and six months ended June 30, 2021, when compared to the same periods in 2020, were primarily due to the impacts of government stimulus and government-mandated disaster relief programs. Additionally, net charge-offs and the net charge-off rate for personal loans were favorably impacted by tighter underwriting standards that were implemented before the COVID-19 pandemic.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency and loans restructured in TDR programs (dollars in millions):

	June 30, 2021		December 31, 2020
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$983	1.43%	$1,478	2.07%
Private student loans	$132	1.34%	$138	1.39%
Personal loans	$47	0.69%	$78	1.08%

Loans 90 or more days delinquent(1)
Credit card loans	$504	0.73%	$739	1.03%
Private student loans	$28	0.29%	$28	0.28%
Personal loans	$13	0.19%	$25	0.35%

Loans not accruing interest	$219	0.23%	$243	0.26%

Troubled debt restructurings:
Credit card loans(2)(3)(4)
Currently enrolled	$945	1.37%	$1,225	1.71%
No longer enrolled	349	0.51	448	0.63
Total credit card loans	$1,294	1.88%	$1,673	2.34%
Private student loans(5)	$267	2.71%	$286	2.87%
Personal loans(6)	$206	3.00%	$222	3.09%

(1)Credit card loans that were 90 or more days delinquent at June 30, 2021 and December 31, 2020, included $53 million and $44 million, respectively, in modified loans exempt from the TDR designation under the CARES Act. Within private student and personal loans that were 90 or more days delinquent at June 30, 2021 and December 31, 2020, the respective amounts associated with modifications exempt from the TDR designation under the CARES Act were immaterial.
(2)We estimate that interest income recognized on credit card loans restructured in TDR programs was $27 million and $60 million for the three months ended June 30, 2021 and 2020, respectively, and $60 million and $131 million for the six months ended June 30, 2021 and 2020, respectively. We do not separately track interest income on loans in TDR programs. We estimate this amount by applying an average interest rate to the average loans in the various TDR programs.
(3)We estimate that the incremental interest income that would have been recorded in accordance with the original terms of credit card loans restructured in TDR programs was $35 million and $47 million for the three months ended June 30, 2021 and 2020, respectively, and $72 million and $101 million for the six months ended June 30, 2021 and 2020, respectively. We do not separately track the amount of incremental interest income that would have been recorded if the loans in TDR programs had not been restructured and interest had instead been recorded in accordance with the original terms. We estimate this amount by applying the difference between the average interest rate earned on non-modified loans and the average interest rate earned on loans in the TDR programs to the average loans in the TDR programs.
(4)Credit card loans restructured in TDR programs include $55 million and $94 million at June 30, 2021 and December 31, 2020, respectively, which are also included in loans 90 or more days delinquent.
(5)Private student loans restructured in TDR programs include $6 million at June 30, 2021 and December 31, 2020, which are also included in loans 90 or more days delinquent.
(6)Personal loans restructured in TDR programs include $4 million and $6 million at June 30, 2021 and December 31, 2020, respectively, which are also included in loans 90 or more days delinquent.
The 30-day and 90-day delinquency rates in the table above include all loans, including TDRs, modified loans exempt from TDR status and prior modifications, which are no longer required to be reported as TDRs. The 30-day and 90-day delinquency rates for credit card and personal loans at June 30, 2021, decreased compared to December 31, 2020, primarily due to the impacts of government stimulus and government-mandated disaster relief programs. Additionally, the 30-day and 90-day delinquency rates for personal loans were favorably impacted by tighter underwriting standards that were implemented before the COVID-19 pandemic. The 30-day and 90-day delinquency rate for private student loans at June 30, 2021, was essentially flat compared to December 31, 2020.
The balance of private student and credit card loans reported as TDRs decreased at June 30, 2021, compared to December 31, 2020, primarily due to the exclusion of accounts qualifying for the exemption from the TDR designation pursuant to the CARES Act and elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows.

The balance of personal loans reported as TDRs decreased at June 30, 2021, compared to December 31, 2020, due to elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows. To provide additional clarity with respect to credit card loans classified as TDRs, the table above presents loans that are currently enrolled in modification programs separately from loans that have exited those programs but retain that classification.
The following table provides the balance of loan receivables restructured through a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act (dollars in millions):

	June 30, 2021		December 31, 2020
	$	%	$	%
Credit card loans	$1,484	2.16%	$1,351	1.89%
Private student loans	$180	1.82%	$101	1.01%
Personal loans	$64	0.93%	$73	1.02%

We believe loan modification programs are useful in assisting customers experiencing financial difficulties and help to prevent defaults. We plan to continue to use loan modification programs as a means to provide relief to customers experiencing temporary financial difficulties. See Note 3: Loan Receivables to our condensed consolidated financial statements for additional description of our use of loan modification programs to provide relief to customers experiencing financial hardship.
Modified and Restructured Loans
For information regarding modified and restructured loans, see "— Loan Quality — Delinquencies", "— Loan Quality — Impact of the COVID-19 Pandemic on the Loan Portfolio", "— COVID-19 Pandemic Response and Impact — Loan Receivables" and Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2021 vs 2020 Increase (Decrease)		For the Six Months Ended June 30,		2021 vs. 2020 Increase (Decrease)
	2021	2020	$	%	2021	2020	$	%
Discount and interchange revenue, net(1)	$339	$237	$102	43%	$580	$453	$127	28%
Protection products revenue	43	44	(1)	(2)%	86	91	(5)	(5)%
Loan fee income	105	85	20	24%	212	204	8	4%
Transaction processing revenue	58	49	9	18%	109	93	16	17%
Unrealized gains on equity investments	729	—	729	100%	729	—	729	100%
Realized gains on equity investments	—	43	(43)	(100)%	—	79	(79)	(100)%
Other income	6	14	(8)	(57)%	29	42	(13)	(31)%
Total other income	$1,280	$472	$808	171%	$1,745	$962	$783	81%

(1)Net of rewards, including Cashback Bonus rewards, of $598 million and $385 million for the three months ended June 30, 2021 and 2020, respectively, and $1.1 billion and $863 million for the six months ended June 30, 2021 and 2020, respectively.
Total other income increased for the three and six months ended June 30, 2021, as compared to the same periods in 2020, primarily due to an increase in unrealized gains on equity investments and an increase in discount and interchange revenue. In June 2021, a payment services entity in which we hold a non-controlling equity position completed its initial public offering, at which time we began carrying the investment at fair value. The fair value adjustment resulted in the recognition of a $729 million unrealized gain. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume. The increase in total other income was partially offset by a decrease in realized gain on equity investments related to sales in the three and six months ended June 30, 2020.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2021 vs. 2020 Increase (Decrease)		For the Six Months Ended June 30,		2021 vs. 2020 Increase (Decrease)
	2021	2020	$	%	2021	2020	$	%
Employee compensation and benefits	$498	$452	$46	10%	$1,004	$919	$85	9%
Marketing and business development	175	129	46	36%	329	360	(31)	(9)%
Information processing and communications	145	117	28	24%	254	231	23	10%
Professional fees	187	181	6	3%	369	374	(5)	(1)%
Premises and equipment	22	27	(5)	(19)%	46	57	(11)	(19)%
Other expense	195	171	24	14%	301	295	6	2%
Total other expense	$1,222	$1,077	$145	13%	$2,303	$2,236	$67	3%

Total other expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in employee compensation and benefits, marketing and business development, information processing and communications and other expense. Employee compensation and benefits increased as a result of higher bonus accruals and higher average salaries, partially offset by lower headcount. Marketing and business development increased due to accelerated growth investments primarily in card. Information processing and communications increased due to software write-offs. Other expense increased due to an incremental non-cash impairment charge of Diners Club intangible assets.
Total other expense increased for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to an increase in employee compensation and benefits, partially offset by a decrease in marketing and business development. Employee compensation and benefits increased as a result of higher bonus accruals and higher average salaries, partially offset by lower headcount. Marketing costs decreased primarily due to expense reductions in acquisition and brand advertising for card during the first quarter of 2021.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$2,222	$(461)	$4,301	$(539)
Income tax expense (benefit)	$524	$(93)	$1,010	$(110)
Effective income tax rate	23.6%	20.2%	23.5%	20.4%

Income tax expense increased $617 million and $1.1 billion for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The effective tax rate increased 3.4% and 3.1% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase in income tax expense was primarily driven by an increase in pretax income. The effective tax rate increased primarily due to tax credits having a lower rate benefit on higher pretax income.
Liquidity and Capital Resources
Impact of the COVID-19 Pandemic on Liquidity and Capital
The United States’ economy has made substantial progress recovering from a brief but severe recession caused by responses to the COVID-19 pandemic. While the economic recovery is not yet complete, economic growth has been strong during the first half of 2021.

We maintain ample capital to remain well-capitalized while simultaneously financing loan receivable growth as customers moderate loan payment rates and spend more as the economy reopens from the COVID-19 pandemic. Our store of liquid assets remains in excess of historical norms as of June 30, 2021 as consumer loan payment rates and deposit balances remain well above their pre-pandemic levels. While our need for wholesale funding has been curtailed, we maintain good access to all of our diverse funding channels. Credit spreads have tightened materially this year, nearing record-low levels as of June 30, 2021.
We remain well-capitalized with capital ratios in excess of regulatory minimums and took prudent actions to preserve and augment our capital when the macroeconomic and operating environment turned uncertain last year. In light of the ongoing recovery of macroeconomic conditions, we resumed our common stock repurchase program during the first quarter of 2021. Additionally, we submitted our annual capital plan covering the January 1, 2021 to March 31, 2023 forecast horizon as part of the Federal Reserve's capital stress test process. DFS was not subject to the Federal Reserve's supervisory stress test in 2021, but will be in 2022.
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile to fund our business and repay or refinance our maturing obligations under normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a liquidity portfolio comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities, as well as secured borrowing capacity through private term asset-backed securitizations and Federal Home Loan Bank advances. In addition, we have unused borrowing capacity with the Federal Reserve discount window, which provides another source of contingent liquidity.
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) indirectly through contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking/debit accounts. Brokered deposits include certificates of deposit and sweep accounts. In December 2020, the Federal Deposit Insurance Corporation ("FDIC") issued the final rule on revisions to its regulations on brokered deposits. We are evaluating those changes, and as a result, certain retail deposit products such as affinity deposits may no longer be categorized as brokered for regulatory reporting purposes in the future. At June 30, 2021, we had $62.6 billion of direct-to-consumer deposits and $11.9 billion of brokered deposits.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of the securitized credit card receivables through holdings of the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At June 30, 2021, we had $9.0 billion of outstanding public asset-backed securities and $4.5 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended June 30, 2021, the DiscoverSeries three-month rolling average excess spread was 14.15%. The period of ultimate repayment would be determined by the amount and timing of collections received.
Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain an interest in a contractual minimum level of receivables in DCMT in excess of the face value of outstanding investors' interests. This minimum interest is referred to as the minimum seller's interest. The required minimum seller's interest in the pool of trust receivables is approximately 7% in excess of the total investors' interests, which includes interests held by third parties as well as those interests held by us. If the level of receivables in DCMT were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card receivables restricted for securitization investors. A decline in the amount of the excess seller's interest could occur if balance repayments and charge offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors' interests. Seller's interest exhibits seasonality as higher receivable balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller's interest requirement, an early amortization (or repayment) of investors' interests would be triggered.
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization-related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add additional receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of June 30, 2021, there were $25.1 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three and six months ended June 30, 2021. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At June 30, 2021	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$9,029	$4,375	$4,654	$—	$—

The "AAA(sf)" and "Aaa(sf)" ratings of the DCENT DiscoverSeries Class A Notes issued to date have been based, in part, on an FDIC rule, which created a safe harbor that provides that the FDIC, as conservator or receiver, will not use its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize assets transferred in connection with a securitization as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of FASB Accounting Standards Codification Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 2009. However, other legislative and regulatory developments may impact our ability or desire to issue asset-backed securities in the future.
Federal Home Loan Bank Advances
Discover Bank is a member bank of the Federal Home Loan Bank of Chicago, one of 11 Federal Home Loan Banks ("FHLBs") that, along with the Office of Finance, compose the Federal Home Loan Bank System. The FHLBs are government-sponsored enterprises of the United States of America ("U.S. GSEs") chartered to improve the availability of funds to support home ownership. As such, senior debt obligations of the FHLBs feature the same credit ratings as United States Treasury securities and are considered high-quality liquid assets for bank regulatory purposes. Consequently, the FHLBs benefit from consistent capital market access during nearly all macroeconomic and financial market conditions and low funding costs, which they pass on to their member banks when they borrow advances. Thus, we consider FHLB advances a stable and reliable funding source for Discover Bank for short-term contingent liquidity and long-term asset-liability management.

As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At June 30, 2021, we had $1.2 billion of borrowing capacity through the FHLB of Chicago based on the amount and type of assets pledged. As of June 30, 2021, there were no borrowings outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Private Student Loans
At June 30, 2021, $116 million of principal was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying private student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At June 30, 2021	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,422
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2022-2031	$177
Discover Bank fixed-rate senior bank notes, maturing 2021-2030	$6,100
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and corresponding ratings downgrade below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as United States Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At June 30, 2021, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, the FHLB of Chicago offers short-term advance structures that we may use for short-term liquidity needs. At June 30, 2021, there were no outstanding short-term advances from the FHLB.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. As a result of our increased secured borrowing capacity through the FHLB of Chicago, we elected to terminate arrangements with three private asset-backed securitization facilities with an aggregate committed capacity of $2.0 billion in the second quarter of 2021. At June 30, 2021, we had a total committed capacity of $4.0 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of June 30, 2021, Discover Bank had $32.3 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of June 30, 2021, we have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.

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
When the COVID-19 pandemic emerged in 2020, rating agencies cited their expectation that the banking industry would experience heightened loan delinquencies and charge offs from deterioration in the labor market. During the second quarter of 2020, Moody’s, Standard and Poor’s and Fitch Ratings affirmed our credit ratings. Standard and Poor’s and Fitch changed the outlook on Discover Financial Services' and Discover Bank's senior unsecured credit ratings from “stable” to “negative” while Moody’s retained a “stable” outlook on the credit ratings of each. On March 25, 2021, Standard and Poor's upgraded the outlook on Discover Financial Services' and Discover Bank's senior unsecured debt from "negative" to "stable," recognizing better-than-expected operating performance in 2020 and our strong loss-absorbing capacity. For similar reasons, on May 3, 2021, Fitch Ratings also affirmed the credit ratings on Discover Financial Services' and Discover Bank's senior unsecured debt and revised its outlook on those ratings from "negative" to "stable." Moreover, on May 27, 2021, Moody's affirmed its credit ratings for Discover Financial Services and Discover Bank while upgrading its outlook on those ratings from "stable" to "positive." The table below reflects our current credit ratings and outlooks.

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
A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. A credit rating outlook reflects an agency's opinion regarding the likely rating direction over the medium term, often a period of about a year, and indicates the agency's belief that the issuer's credit profile is consistent with its current rating level at that point in time.
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

We maintain a liquidity risk and funding management policy, which outlines the overall framework and general principles we follow in managing liquidity risk across our business. The Board of Directors approves the policy and the Asset and Liability Management Committee (the "ALCO") is responsible for its implementation. Additionally, we maintain a liquidity management framework document that outlines the general strategies, objectives and principles we utilize to manage our liquidity position and the various liquidity risks inherent in our business model. We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. The ALCO, chaired by our Treasurer with cross-functional membership, centrally manages liquidity risk. The ALCO monitors the liquidity risk profiles of DFS and Discover Bank and oversees any actions Corporate Treasury may take to ensure that we maintain ready access to our funding sources and sufficient liquidity to meet current and projected needs. In addition, the ALCO and our Board of Directors regularly review our compliance with our liquidity limits at DFS and Discover Bank, which are established in accordance with the liquidity risk appetite set by our Board of Directors.
We employ a variety of metrics to monitor and manage liquidity. We utilize early warning indicators ("EWIs") to detect emerging liquidity stress events and a reporting and escalation process designed to be consistent with regulatory guidance. The EWIs include both idiosyncratic and systemic measures and are monitored daily and reported to the ALCO regularly. A warning from one or more of these indicators triggers prompt review and decision-making by our senior management team and, in certain instances, may lead to the convening of a senior-level response team and activation of our contingency funding plan.
In addition, we conduct liquidity stress tests regularly and ensure contingency funding is in place to address potential liquidity shortfalls. We evaluate a range of stress scenarios that are designed according to regulatory requirements, including idiosyncratic, systemic and a combination of such events that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the projected liquidity position at DFS and Discover Bank across a range of time horizons by comparing estimated contingency funding needs to available contingent liquidity.
Our primary contingent liquidity sources include our liquidity portfolio securities, which we could sell, repo or borrow against, and private securitizations with unused borrowing capacity. In addition, we could borrow FHLB advances by pledging securities to the Federal Home Loan Bank of Chicago. Moreover, we have unused borrowing capacity with the Federal Reserve discount window, which provides an additional source of contingent liquidity. We seek to maintain sufficient liquidity to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In such an environment, we may also take actions to curtail the size of our balance sheet, which would reduce the need for funding and liquidity.
At June 30, 2021, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve and United States Treasury bills. Investment securities primarily included debt obligations of the United States Treasury and residential mortgage-backed securities ("RMBS") issued by United States government agencies or U.S. GSEs. These investments are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management policies. For instance, our liquidity portfolio grew during 2020 as our customer deposits increased and our loan balances declined, reflecting consumers’ response to the COVID-19 pandemic.

At June 30, 2021, our liquidity portfolio and undrawn credit facilities were $60.7 billion, which was $2.6 billion lower than the balance at December 31, 2020. Our liquidity portfolio and undrawn credit facilities shrunk in the second quarter of 2021 due to the termination of three arrangements with private asset-backed securitization facilities with an aggregate committed capacity of $2.0 billion and the maturity of several long-term borrowings. The decrease was partially offset by the new $1.2 billion borrowing capacity through the FHLB of Chicago. During the three and six months ended June 30, 2021, the average balance of our liquidity portfolio was $27.1 billion and $27.6 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	June 30, 2021	December 31, 2020
Liquidity portfolio
Cash and cash equivalents(1)	$14,688	$12,675
Other short-term investments	—	2,200
Investment securities(2)	8,513	9,536
Total liquidity portfolio	23,201	24,411
Private asset-backed securitizations(3)	4,000	6,000
Federal Home Loan Bank of Chicago	1,209	—
Primary liquidity sources	28,410	30,411
Federal Reserve discount window(3)	32,328	32,930
Total liquidity portfolio and undrawn credit facilities	$60,738	$63,341

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $88 million and $117 million of United States Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2021 and December 31, 2020, respectively.
(3)See "— Loan Quality — Additional Funding Sources" for additional information.
Bank Holding Company Liquidity
The primary uses of funds at the unconsolidated DFS level include debt service obligations (interest payments and return of principal) and capital service and management activities, including dividend payments on capital instruments and the periodic repurchase of shares of our common stock. Our primary sources of funds at the bank holding company level include the proceeds from the issuance of unsecured debt and capital securities, as well as dividends from our subsidiaries, notably Discover Bank. Under periods of idiosyncratic or systemic stress, the bank holding company could lose or experience impaired access to the capital markets. In addition, our regulators have the discretion to restrict dividend payments from Discover Bank to the bank holding company.
We utilize a measure referred to as "Number of Months of Pre-Funding" to determine the length of time Discover Financial Services can meet upcoming funding obligations, including common and preferred stock dividend payments and debt service obligations using existing cash resources. In managing this metric, we structure our debt maturity schedule to manage prudently the amount of debt maturing within a short period. See Note 7: Long-Term Borrowings to our condensed consolidated financial statements for further information regarding our debt.
Capital
Our primary sources of capital are the earnings generated by our businesses and the proceeds from issuances of capital securities. We seek to manage capital to a level and composition sufficient to support our businesses' growth and risks and to meet regulatory requirements, rating agency targets and debt investor expectations. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives and legislative and regulatory developments.
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum capital levels. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial condition and operating results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory reforms, such as the adoption of the Current Expected Credit Loss ("CECL") accounting model, may require us to hold more capital or adversely impact our capital level. We consider the potential impacts of these reforms in managing our capital position.

DFS and Discover Bank are subject to regulatory capital rules issued by the Federal Reserve and the FDIC, respectively, under the Basel Committee's December 2010 framework ("Basel III rules"). Under the Basel III rules, DFS and Discover Bank are classified as "Standardized Approach" entities as they are United States banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. The Basel III rules require DFS and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios.
Thresholds within the Basel III rules were fully phased in as of January 1, 2019, except for certain transition provisions that were frozen pursuant to regulations issued in November 2017. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen will be replaced with new permanent thresholds, as discussed below. Additionally, on March 27, 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the CECL accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over three years, beginning in 2022. We estimate that electing this option raised our Common Equity Tier 1 ("CET1") capital ratios in 2020 and 2021. For additional information regarding the risk-based capital and leverage ratios, see Note 12: Capital Adequacy to our condensed consolidated financial statements.
On March 4, 2020, the Federal Reserve announced the SCB final rule, which imposes limitations on DFS' capital distributions if we do not maintain our capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. DFS participated in the CCAR supervisory stress test in 2020 and received an SCB of 3.5%, which primarily reflects the difference between DFS' actual CET1 ratio as of the fourth quarter of 2019 and the projected minimum CET1 ratio based on the Federal Reserve’s models in its nine-quarter Severely Adverse stress scenario. The SCB became effective October 1, 2020 and it is subject to change starting in the fourth quarter of 2021. Under this rule, we are required to assess whether our planned capital actions are consistent with the effective capital distribution limitations that will apply on a pro-forma basis throughout the planning horizon. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
The Basel III rules provide certain threshold-based deductions from and adjustments to CET1 to the extent that any one such category or all such categories in the aggregate exceed certain percentages of CET1. In July 2019, federal banking regulators issued a final rule that, among other things, revised certain capital requirements for Standardized Approach banks by raising the 10% of CET1 deduction threshold for certain items to 25% and eliminating the 15% combined deduction threshold applying to these items. These changes became effective for all Standardized Approach banking institutions in April 2020.
Basel III rules also require disclosures relating to market discipline. This series of disclosures is commonly referred to as "Pillar 3." The objective is to increase the transparency of capital requirements for banking organizations. We are required to make prescribed regulatory disclosures quarterly regarding our capital structure, capital adequacy, risk exposures and risk-weighted assets. We make the Pillar 3 disclosures publicly available on our website in a report called "Basel III Regulatory Capital Disclosures."
At June 30, 2021, DFS and Discover Bank met the requirements for "well-capitalized" status under Regulation Y and the prompt corrective action rules, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules. Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and CCAR program. Refer to "— Regulatory Environment and Developments" for more information.
DFS is required to submit an annual capital plan as part of the Federal Reserve’s capital stress test process. On April 5, 2021, we submitted our capital plan to the Federal Reserve, covering the January 1, 2021 to March 31, 2023 forecast horizon. DFS was not subject to the supervisory stress test (CCAR) in 2021, but will be in 2022.
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. As of June 30, 2021, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure for different companies.

The following table provides a reconciliation of total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	June 30, 2021	December 31, 2020
Total common stockholders' equity(1)	$12,115	$9,828
Less: goodwill	(255)	(255)
Less: intangible assets, net	(1)	(95)
Tangible common equity	$11,859	$9,478

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared common stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
2021
July 20, 2021	August 19, 2021	September 02, 2021	$0.50
April 20, 2021	May 20, 2021	June 03, 2021	$0.44
January 19, 2021	February 18, 2021	March 04, 2021	$0.44

2020
October 20, 2020	November 19, 2020	December 03, 2020	$0.44
July 21, 2020	August 20, 2020	September 03, 2020	$0.44
April 21, 2020	May 21, 2020	June 04, 2020	$0.44
January 21, 2020	February 20, 2020	March 05, 2020	$0.44

In light of the pandemic-induced economic downturn in 2020, the Federal Reserve required all large banks participating in the CCAR supervisory stress test to cap common stock dividends at the lower of the prior quarter's dividend or the average of a firm’s net income over the preceding four quarters. The Federal Reserve lifted this restriction as of July 1, 2021. As a result, our Board of Directors declared a common stock dividend of $0.50 per share on July 20, 2021, an increase of $0.06 per share from the previous rate of $0.44 per common share.
Our Board of Directors declared Series C preferred stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2021
July 20, 2021	October 15, 2021	November 01, 2021	$27.50
January 19, 2021	April 15, 2021	April 30, 2021	$27.50

2020
July 21, 2020	October 15, 2020	October 30, 2020	$27.50
January 21, 2020	April 15, 2020	April 30, 2020	$27.50

Our Board of Directors declared Series D preferred stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2021
July 20, 2021	September 08, 2021	September 23, 2021	$30.63
January 19, 2021(1)	March 08, 2021	March 23, 2021	$46.11

(1)The dividend includes $30.63 semi-annual dividend per depositary share plus $15.48 to account for the long first dividend period.

In light of the improved macroeconomic conditions and our strong financial results, our Board of Directors approved a new share repurchase program in July 2021. The new program authorizes up to $2.4 billion of share repurchases until March 31, 2022. This share repurchase authorization replaces our prior $1.1 billion share repurchase program, which was scheduled to expire on December 31, 2021. Our decision to repurchase additional shares of common stock will depend on our financial results, prevailing and expected economic conditions, potential regulatory limitations and other considerations. We use various methods to repurchase shares under the program, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. During the three months ended June 30, 2021, we repurchased approximately 5 million shares for approximately $550 million. During the six months ended June 30, 2021, we repurchased 6 million shares for approximately $650 million.
The amount and size of any future dividends and share repurchases will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors, such as the impact of CECL. The declaration and payment of future dividends and the amount thereof are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at June 30, 2021, including deposits, long-term borrowings, operating lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities, were $97.3 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2020, under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments."
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At June 30, 2021, our unused credit arrangements were approximately $215.8 billion. We can terminate substantially all of these arrangements at any time and therefore the arrangements do not necessarily represent future cash requirements. The arrangements are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for an investment position or portfolio. We are exposed to market risk primarily from changes in interest rates.

Interest Rate Risk
We borrow money from various depositors and institutions to provide loans to our customers and invest in other assets and our business. These loans to customers and other assets earn interest, which we use to pay interest on the money borrowed. Our net interest income and, therefore, earnings will be reduced if the interest rate earned on assets increases at a slower pace than the interest rate paid on our borrowings. Changes in interest rates and our competitors' responses to those changes may influence customer payment rates, loan balances or deposit account activity. As a result, we may incur higher funding costs that would decrease our earnings.
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
We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12 months from our reporting date, we assume that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100 basis point change in interest rates relative to market consensus expectations as of the beginning of the period. The sensitivity is based on the hypothetical assumption that all relevant types of interest rates would change instantaneously, simultaneously and to the same degree.
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At June 30, 2021, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest-rate-sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12 months. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or LIBOR, which will reset before the end of the next 12 months, or liabilities that have fixed rates at the fiscal period end but will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12 months, are also considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
Net interest income sensitivity requires assumptions regarding market conditions, consumer behavior and overall growth and composition of the balance sheet. The degree by which our deposit rates change when benchmark interest rates change, our deposit “beta,” is one of the most significant of these assumptions. Assumptions about deposit beta and other matters are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented below. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term interest rates relative to long-term rates, balance sheet composition, competitor actions affecting pricing decisions in our loans and deposits and strategic actions undertaken by management.

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

	At June 30, 2021		At December 31, 2020
Basis point change	$	%	$	%
+100	$147	1.48%	$153	1.55%
-100	N/A	N/A	N/A	N/A

We have not provided an estimate of any impact on net interest income of a decrease in interest rates at June 30, 2021 and December 31, 2020, as many of our interest rate sensitive assets and liabilities are tied to interest rates (i.e., Prime and LIBOR) that are already at or near their historical minimum levels and, therefore, could not materially decrease further assuming U.S. market interest rates remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that United States market interest rates could fall below zero percent, this has never occurred in the United States.
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
•ARPA: American Rescue Plan Act of 2021
•ARRC: Alternative Reference Rate Committee
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
April 1 - 30, 2021
Repurchase program(1)	1,272,095	$100.88	1,272,095	$871,670,664
Employee transactions(2)	1,840	$100.13	N/A	N/A
May 1 - 31, 2021
Repurchase program(1)	1,720,604	$115.44	1,720,604	$673,038,328
Employee transactions(2)	6,324	$113.93	N/A	N/A
June 1 - 30, 2021
Repurchase program(1)	1,847,630	$120.72	1,847,630	$450,000,192
Employee transactions(2)	17,465	$118.36	N/A	N/A

Total
Repurchase program(1)	4,840,329	$113.63	4,840,329	$450,000,192
Employee transactions(2)	25,629	$115.96	N/A	N/A

(1)In January 2021, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1.1 billion of our outstanding shares of common stock. The program expires on December 31, 2021. In July 2021, our Board of Directors approved a new share repurchase program authorizing the purchase of up to $2.4 billion of our outstanding shares of common stock until March 31, 2022. This share repurchase authorization replaces our prior $1.1 billion share repurchase program.
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
Date: July 29, 2021