Form 10-Q
period 2021-09-30
Discover Financial Services
filed 2021-10-28
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2021, there were 293,075,754 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition

	September 30, 2021	December 31, 2020
	(unaudited) (dollars in millions, except for share amounts)
Assets
Cash and cash equivalents	$12,716	$13,564
Restricted cash	32	25
Other short-term investments	—	2,200
Investment securities (includes available-for-sale securities of $7,791 and $9,654 reported at fair value with associated amortized cost of $7,566 and $9,277 at September 30, 2021 and December 31, 2020, respectively)	8,014	9,914
Loan receivables
Loan receivables	89,542	90,449
Allowance for credit losses	(6,861)	(8,226)
Net loan receivables	82,681	82,223
Premises and equipment, net	987	1,027
Goodwill	255	255
Intangible assets, net	1	95
Other assets	3,858	3,586
Total assets	$108,544	$112,889
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$71,126	$75,695
Non-interest bearing deposit accounts	1,436	1,209
Total deposits	72,562	76,904
Long-term borrowings	18,516	21,241
Accrued expenses and other liabilities	4,203	3,860
Total liabilities	95,281	102,005
Commitments, contingencies and guarantees (Notes 10, 13 and 14)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 568,761,125 and 567,898,063 shares issued at September 30, 2021 and December 31, 2020, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,056	1,056
Additional paid-in capital	4,345	4,257
Retained earnings	23,846	19,955
Accumulated other comprehensive (loss) income	(68)	45
Treasury stock, at cost; 274,001,084 and 261,300,765 shares at September 30, 2021 and December 31, 2020, respectively	(15,922)	(14,435)
Total stockholders' equity	13,263	10,884
Total liabilities and stockholders' equity	$108,544	$112,889

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

	September 30, 2021	December 31, 2020
	(unaudited) (dollars in millions)
Assets
Restricted cash	$32	$25
Loan receivables	$24,751	$27,546
Allowance for credit losses allocated to securitized loan receivables	$(1,436)	$(1,936)
Other assets	$4	$4
Liabilities
Long-term borrowings	$9,064	$10,840
Accrued expenses and other liabilities	$5	$8

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited) (dollars in millions, except per share amounts)
Interest income
Credit card loans	$2,193	$2,171	$6,452	$6,760
Other loans	433	446	1,301	1,369
Investment securities	45	58	142	171
Other interest income	3	6	14	35
Total interest income	2,674	2,681	7,909	8,335
Interest expense
Deposits	156	287	519	1,000
Short-term borrowings	—	3	—	3
Long-term borrowings	113	126	356	479
Total interest expense	269	416	875	1,482
Net interest income	2,405	2,265	7,034	6,853
Provision for credit losses	185	750	(45)	4,603
Net interest income after provision for credit losses	2,220	1,515	7,079	2,250
Other income
Discount and interchange revenue, net	299	238	879	691
Protection products revenue	43	44	129	135
Loan fee income	121	100	333	304
Transaction processing revenue	58	50	167	143
Unrealized (losses) gains on equity investments	(167)	—	562	—
Realized gains on equity investments	—	—	—	79
Other income	18	17	47	59
Total other income	372	449	2,117	1,411
Other expense
Employee compensation and benefits	483	471	1,487	1,390
Marketing and business development	210	140	539	500
Information processing and communications	121	111	375	342
Professional fees	198	151	567	525
Premises and equipment	23	26	69	83
Other expense	155	106	456	401
Total other expense	1,190	1,005	3,493	3,241
Income before income taxes	1,402	959	5,703	420
Income tax expense	311	188	1,321	78
Net income	$1,091	$771	$4,382	$342
Net income allocated to common stockholders	$1,055	$751	$4,289	$309
Basic earnings per common share	$3.54	$2.45	$14.17	$1.00
Diluted earnings per common share	$3.54	$2.45	$14.16	$1.00

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited) (dollars in millions)
Net income	$1,091	$771	$4,382	$342
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(29)	(32)	(115)	208
Unrealized gains on cash flow hedges, net of tax	—	3	2	4
Other comprehensive (loss) income	(29)	(29)	(113)	212
Comprehensive income	$1,062	$742	$4,269	$554

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
	(unaudited) (dollars in millions, shares in thousands)
For the Three Months Ended September 30, 2020
Balance at June 30, 2020	11	$1,056	567,653	$6	$4,216	$18,673	$122	$(14,430)	$9,643
Net income	—	—	—	—	—	771	—	—	771
Other comprehensive loss	—	—	—	—	—	—	(29)	—	(29)
Common stock issued under employee benefit plans	—	—	50	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	41	—	16	—	—	—	16
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(137)	—	—	(137)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at September 30, 2020	11	$1,056	567,744	$6	$4,235	$19,292	$93	$(14,430)	$10,252

For the Three Months Ended September 30, 2021
Balance at June 30, 2021	11	$1,056	568,693	$6	$4,319	$22,936	$(39)	$(15,107)	$13,171
Net income	—	—	—	—	—	1,091	—	—	1,091
Other comprehensive loss	—	—	—	—	—	—	(29)	—	(29)
Purchases of treasury stock	—	—	—	—	—	—	—	(815)	(815)
Common stock issued under employee benefit plans	—	—	21	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	47	—	24	—	—	—	24
Dividends — common stock ($0.50 per share)	—	—	—	—	—	(151)	—	—	(151)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(15)	—	—	(15)
Dividends — Series D preferred stock ($3,063 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at September 30, 2021	11	$1,056	568,761	$6	$4,345	$23,846	$(68)	$(15,922)	$13,263

For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	6	$563	566,654	$6	$4,206	$21,290	$(119)	$(14,087)	$11,859
Cumulative effect of ASU No. 2016-13 adoption	—	—	—	—	—	(1,902)	—	—	(1,902)
Net income	—	—	—	—	—	342	—	—	342
Other comprehensive income	—	—	—	—	—	—	212	—	212
Purchases of treasury stock	—	—	—	—	—	—	—	(343)	(343)
Common stock issued under employee benefit plans	—	—	163	—	7	—	—	—	7
Common stock issued and stock-based compensation expense	—	—	927	—	22	—	—	—	22
Preferred stock issued	5	493	—	—	—	—	—	—	493
Dividends — common stock ($1.32 per share)	—	—	—	—	—	(407)	—	—	(407)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at September 30, 2020	11	$1,056	567,744	$6	$4,235	$19,292	$93	$(14,430)	$10,252

For the Nine Months Ended September 30, 2021
Balance at December 31, 2020	11	$1,056	567,898	$6	$4,257	$19,955	$45	$(14,435)	$10,884
Net income	—	—	—	—	—	4,382	—	—	4,382
Other comprehensive loss	—	—	—	—	—	—	(113)	—	(113)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,487)	(1,487)
Common stock issued under employee benefit plans	—	—	67	—	7	—	—	—	7
Common stock issued and stock-based compensation expense	—	—	796	—	81	—	—	—	81
Dividends — common stock ($1.38 per share)	—	—	—	—	—	(422)	—	—	(422)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($7,674 per share)	—	—	—	—	—	(38)	—	—	(38)
Balance at September 30, 2021	11	$1,056	568,761	$6	$4,345	$23,846	$(68)	$(15,922)	$13,263

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2021	2020
	(unaudited) (dollars in millions)
Cash flows provided by operating activities
Net income	$4,382	$342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(45)	4,603
Deferred income taxes	388	(600)
Depreciation and amortization	387	362
Amortization of deferred revenues	(217)	(245)
Net unrealized and realized gains on investments and other assets	(531)	(40)
Other, net	227	87
Changes in assets and liabilities:
(Increase) decrease in other assets	(273)	212
Increase (decrease) in accrued expenses and other liabilities	359	(158)
Net cash provided by operating activities	4,677	4,563

Cash flows provided by (used for) investing activities
Maturities of other short-term investments	2,200	—
Purchases of other short-term investments	—	(8,046)
Maturities of available-for-sale investment securities	1,709	724
Purchases of available-for-sale investment securities	(9)	—
Maturities of held-to-maturity investment securities	63	34
Purchases of held-to-maturity investment securities	(28)	(44)
Net principal (disbursed) repaid on loans originated for investment	(255)	5,316
Proceeds from the sale of available-for-sale securities	5	—
Proceeds from the sale of other investments	—	94
Purchases of other investments	(108)	(54)
Purchases of premises and equipment	(146)	(206)
Net cash provided by (used for) investing activities	3,431	(2,182)

Cash flows (used for) provided by financing activities
Proceeds from issuance of securitized debt	1,731	—
Maturities and repayment of securitized debt	(3,445)	(2,974)
Proceeds from issuance of other long-term borrowings	—	494
Maturities and repayment of other long-term borrowings	(922)	(1,754)
Proceeds from issuance of common stock	7	7
Purchases of treasury stock	(1,487)	(343)
Net (decrease) increase in deposits	(4,359)	5,245
Proceeds from issuance of preferred stock, net	—	493
Dividends paid on common and preferred stock	(474)	(424)
Net cash (used for) provided by financing activities	(8,949)	744
Net (decrease) increase in cash, cash equivalents and restricted cash	(841)	3,125
Cash, cash equivalents and restricted cash, at the beginning of the period	13,589	6,964
Cash, cash equivalents and restricted cash, at the end of the period	$12,748	$10,089

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$12,716	$9,513
Restricted cash	32	576
Cash, cash equivalents and restricted cash, at the end of the period	$12,748	$10,089

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
2.    Investments
The Company's other short-term investments and investment securities consist of the following (dollars in millions):

	September 30, 2021	December 31, 2020
United States Treasury bills(1)	$—	$2,200
Total other short-term investments	$—	$2,200

United States Treasury(2) and U.S. GSE(3) securities	$7,580	$9,354
Residential mortgage-backed securities - Agency(3)	434	560
Total investment securities	$8,014	$9,914

(1)Includes United States Treasury bills with maturity dates greater than 90 days but less than one year at the time of acquisition.
(2)Includes $56 million and $117 million of United States Treasury securities pledged as swap collateral as of September 30, 2021 and December 31, 2020, respectively.
(3)Consists of securities issued by Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Bank.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2021
Available-for-Sale Investment Securities(1)
United States Treasury and U.S. GSE securities	$7,362	$218	$—	$7,580
Residential mortgage-backed securities - Agency	204	7	—	211
Total available-for-sale investment securities	$7,566	$225	$—	$7,791
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$223	$5	$(1)	$227
Total held-to-maturity investment securities	$223	$5	$(1)	$227

At December 31, 2020
Available-for-Sale Investment Securities(1)
United States Treasury securities	$8,987	$367	$—	$9,354
Residential mortgage-backed securities - Agency	290	10	—	300
Total available-for-sale investment securities	$9,277	$377	$—	$9,654
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$260	$9	$—	$269
Total held-to-maturity investment securities	$260	$9	$—	$269

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities ("RMBS") that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The Company invests in United States Treasury obligations and securities issued by government agencies and government-sponsored enterprises of the United States of America ("U.S. GSEs"), which have long histories with no credit losses and are explicitly or implicitly guaranteed by the United States government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments.
At September 30, 2021, there were three investment securities with an aggregate fair value of $118 million that had an immaterial aggregate gross unrealized loss for less than 12 months and no securities in an unrealized loss position for more than 12 months. As of December 31, 2020, there were no investment securities with aggregate gross unrealized losses.
During the three and nine months ended September 30, 2021, the Company received $5 million of proceeds from the sale of available-for-sale securities. As a result of the sale, the Company recognized an immaterial gain during the three and nine months ended September 30, 2021. There were no proceeds from sales or recognized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2020. See Note 9: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2021 and 2020.

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At September 30, 2021	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities—Amortized Cost
United States Treasury and U.S. GSE securities	$2,616	$4,737	$9	$—	$7,362
Residential mortgage-backed securities - Agency(1)	2	21	174	7	204
Total available-for-sale investment securities	$2,618	$4,758	$183	$7	$7,566
Held-to-Maturity Investment Securities—Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$223	$223
Total held-to-maturity investment securities	$—	$—	$—	$223	$223
Available-for-Sale Investment Securities—Fair Values
United States Treasury and U.S. GSE securities	$2,641	$4,931	$8	$—	$7,580
Residential mortgage-backed securities - Agency(1)	2	21	180	8	211
Total available-for-sale investment securities	$2,643	$4,952	$188	$8	$7,791
Held-to-Maturity Investment Securities—Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$227	$227
Total held-to-maturity investment securities	$—	$—	$—	$227	$227

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. As of September 30, 2021 and December 31, 2020, the Company had outstanding investments in these entities of $366 million and $353 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $64 million and $93 million, respectively. Of the above outstanding equity investments, the Company had $324 million of investments related to affordable housing projects as of September 30, 2021 and December 31, 2020, which had $52 million and $79 million of related contingent liabilities for unconditional and legally binding delayed equity contributions, respectively.
The Company holds non-controlling equity positions in several payment services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of September 30, 2021 and December 31, 2020, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $31 million and $35 million, respectively.
The Company also holds non-controlling equity positions in payment service entities that have actively traded stock and therefore have readily determinable fair values. As a result, these investments are carried at fair value based on the quoted share prices. As of September 30, 2021 and December 31, 2020, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $600 million and $8 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized unrealized losses of approximately $167 million and unrealized gains of approximately $562 million, respectively, on the condensed consolidated statements of income related to these investments. The Company recognized no unrealized losses or gains during the three and nine months ended September 30, 2020.

3.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	September 30, 2021	December 31, 2020
Credit card loans(1)(2)	$70,320	$71,472
Other loans(3)
Private student loans(4)	10,184	9,954
Personal loans	6,890	7,177
Other loans	2,148	1,846
Total other loans	19,222	18,977
Total loan receivables	89,542	90,449
Allowance for credit losses	(6,861)	(8,226)
Net loan receivables	$82,681	$82,223

(1)Amounts include carrying values of $12.9 billion and $16.7 billion underlying investors' interest in trust debt at September 30, 2021 and December 31, 2020, respectively, and $11.6 billion and $10.6 billion in seller's interest at September 30, 2021 and December 31, 2020, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $379 million and $420 million at September 30, 2021 and December 31, 2020, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $503 million, $41 million and $6 million, respectively, at September 30, 2021 and $469 million, $49 million and $6 million, respectively, at December 31, 2020.
(4)Amounts include carrying values of $215 million and $250 million in loans pledged as collateral against the notes issued from a private student loan securitization trust at September 30, 2021 and December 31, 2020, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.

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
The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	September 30, 2021				December 31, 2020
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans(1)	$59,005	84%	$11,315	16%	$58,950	82%	$12,522	18%
Private student loans by origination year(2)(3)
2021	$1,011	94%	$70	6%
2020	1,593	97%	54	3%	$1,173	95%	$60	5%
2019	1,485	96%	56	4%	1,659	96%	61	4%
2018	1,185	95%	58	5%	1,365	96%	61	4%
2017	898	95%	52	5%	1,052	95%	57	5%
Prior	3,521	95%	201	5%	4,219	94%	247	6%
Total private student loans	$9,693	95%	$491	5%	$9,468	95%	$486	5%
Personal loans by origination year
2021	$2,541	99%	$18	1%
2020	1,921	98%	37	2%	$2,880	99%	$25	1%
2019	1,291	95%	66	5%	2,183	96%	90	4%
2018	550	92%	51	8%	1,018	92%	90	8%
2017	276	88%	36	12%	558	89%	69	11%
Prior	87	84%	16	16%	227	86%	37	14%
Total personal loans	$6,666	97%	$224	3%	$6,866	96%	$311	4%

(1)Amounts include $881 million and $1.0 billion of revolving line-of-credit arrangements that were converted to term loans as a result of a troubled debt restructuring ("TDR") program as of September 30, 2021 and December 31, 2020, respectively.
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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	September 30, 2021			December 31, 2020
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$573	$467	$1,040	$739	$739	$1,478
Private student loans by origination year(1)
2021	$—	$—	$—
2020	4	1	5	$—	$—	$—
2019	11	2	13	3	1	4
2018	14	4	18	9	3	12
2017	15	5	20	12	4	16
Prior	78	24	102	86	20	106
Total private student loans	$122	$36	$158	$110	$28	$138
Personal loans by origination year
2021	$2	$—	$2
2020	7	2	9	$5	$2	$7
2019	12	5	17	18	9	27
2018	8	3	11	15	7	22
2017	5	2	7	10	5	15
Prior	2	1	3	5	2	7
Total personal loans	$36	$13	$49	$53	$25	$78

(1)Private student loans may include a deferment period, during which customers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended September 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2021	$5,409	$828	$745	$44	$7,026
Additions
Provision for credit losses(1)	178	46	(64)	—	160
Deductions
Charge-offs	(495)	(23)	(38)	—	(556)
Recoveries	206	6	19	—	231
Net charge-offs	(289)	(17)	(19)	—	(325)
Balance at September 30, 2021	$5,298	$857	$662	$44	$6,861

	For the Three Months Ended September 30, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184
Additions
Provision for credit losses(1)	604	55	49	2	710
Deductions
Charge-offs	(759)	(20)	(62)	(1)	(842)
Recoveries	155	6	13	—	174
Net charge-offs	(604)	(14)	(49)	(1)	(668)
Balance at September 30, 2020	$6,491	$840	$857	$38	$8,226

	For the Nine Months Ended September 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	(18)	61	(96)	6	(47)
Deductions
Charge-offs	(1,778)	(63)	(150)	—	(1,991)
Recoveries	603	19	51	—	673
Net charge-offs	(1,175)	(44)	(99)	—	(1,318)
Balance at September 30, 2021	$5,298	$857	$662	$44	$6,861

	For the Nine Months Ended September 30, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(3)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	3,916	233	426	11	4,586
Deductions
Charge-offs	(2,480)	(62)	(224)	(1)	(2,767)
Recoveries	505	16	42	—	563
Net charge-offs	(1,975)	(46)	(182)	(1)	(2,204)
Balance at September 30, 2020	$6,491	$840	$857	$38	$8,226

(1)Excludes a $25 million and $40 million reclassification of the liability for expected credit losses on unfunded commitments for the three months ended September 30, 2021 and 2020, respectively, and $2 million and $17 million for the nine months ended September 30, 2021 and 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
(2)Prior to the adoption of Accounting Standards Update ("ASU") No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Represents the adjustment to the allowance for credit losses due to the adoption of ASU No. 2016-13 on January 1, 2020.

The allowance for credit losses was approximately $6.9 billion at September 30, 2021, which reflects a $165 million release from the amount of the allowance for credit losses at June 30, 2021 and a $1.4 billion release from the amount of the allowance for credit losses at December 31, 2020.
The release in the allowance for credit losses between September 30, 2021 and June 30, 2021, was primarily driven by improving macroeconomic forecasts and continued stable credit performance, partially offset by modest loan growth during the period. The modest growth in loan receivables during the three months ended September 30, 2021, was driven by the robust credit card sales trends as coronavirus disease 2019 ("COVID-19") restrictions continue to ease and the United States economy continues to more fully reopen. Additionally, credit card sales from new accounts and seasonality in private student loan originations contributed to an increase in ending outstanding loan receivables. The loan receivables growth was partially offset by elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows.
The release in the allowance for credit losses between September 30, 2021 and December 31, 2020, was primarily driven by improvements in the macroeconomic forecast and continued stable credit performance. The release was also partially driven by a moderate reduction in loan receivables outstanding during the period. The decrease in outstanding loan receivables, particularly credit card and personal loan receivables, and the stable credit performance, were driven by elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows. The decrease in outstanding loan receivables was partially offset by the robust credit card sales trends during the period and seasonality in private student loan originations in the third quarter of 2021.
In estimating the allowance at September 30, 2021, the Company used a macroeconomic forecast that projected (i) a peak unemployment rate of 6.1%, decreasing to 5.5% and 4.0% through the end of 2021 and 2022, respectively; and (ii) a 6.4% and 3.5% annualized growth in the real gross domestic product for 2021 and 2022, respectively. Labor market conditions, which historically have been an important determinant of credit loss trends, continue to improve despite the spread of the COVID-19 delta variant. However, the unemployment rate and initial and continuing jobless claims remain moderately elevated relative to pre-pandemic levels. In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior, payment trends and credit performance subsequent to the expiration of government stimulus programs, such as the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and the American Rescue Plan Act of 2021 ("ARPA"), and disaster relief programs, such as foreclosure moratoriums and federal student loan and mortgage payment forbearance. During the third quarter of 2021, several disaster relief programs expired or were rescinded entirely. As the government's response to the pandemic wanes, there is uncertainty regarding the sustainability of the recent credit quality trends in the Company's loan receivables portfolio. Accordingly, the estimation of the allowance for credit losses has required significant management judgment.
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
The forecast period the Company deemed reasonable and supportable was 18 months for all periods presented except March 31, 2020, where the forecast period was 12 months due to the uncertainty caused by the rapidly changing economic environment experienced at the onset of the COVID-19 pandemic. The 18-month reasonable and supportable forecast period was deemed appropriate based on the observed economic phase transition from recovery to expansion and the associated stabilization of macroeconomic forecasts. For all periods presented, the Company determined that a reversion period of 12 months was appropriate for similar reasons. Due to the uncertainties associated with borrower behavior resulting from government stimulus and disaster relief programs, the Company applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented with the following exceptions: at March 31, 2020 and December 31, 2019, the Company applied a straight-line method for all loan products. At June 30, 2020, the Company applied a weighted reversion method for credit card loans and a straight-line method for all other loan products.
The decrease in net charge-offs for credit card and personal loans for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, was primarily due to the impacts of government stimulus and disaster relief programs and to a lesser extent improved collection and recovery strategies. Additionally, the decrease in net charge-

offs of personal loans for the three and nine months ended September 30, 2021, were favorably impacted by tighter underwriting standards that were implemented in early 2020. Net charge-offs for private student loans remained relatively flat for the three and nine months ended September 30, 2021, when compared to the same period in 2020, due to the impacts of government stimulus and disaster relief programs.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$57	$114	$232	$393
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$15	$27	$59	$95

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below for each class of loan receivables (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At September 30, 2021
Credit card loans	$573	$467	$1,040	$430	$201
Other loans
Private student loans	122	36	158	35	8
Personal loans	36	13	49	12	9
Other loans	5	6	11	2	14
Total other loans	163	55	218	49	31
Total loan receivables	$736	$522	$1,258	$479	$232

At December 31, 2020
Credit card loans	$739	$739	$1,478	$687	$209
Other loans
Private student loans	110	28	138	27	12
Personal loans	53	25	78	23	12
Other loans	8	3	11	—	10
Total other loans	171	56	227	50	34
Total loan receivables	$910	$795	$1,705	$737	$243

(1)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $6 million and $7 million for the three months ended September 30, 2021 and 2020, respectively, and $21 million and $25 million for the nine months ended September 30, 2021 and 2020, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.
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
At September 30, 2021 and December 31, 2020, there were $5.3 billion and $5.7 billion, respectively, of private student loans in repayment and $63 million and $117 million, respectively, in forbearance. To assist private student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance, payment deferral, a temporary payment reduction, a temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and a determination of financial distress based on an evaluation of the borrower's credit quality using FICO scores.
For personal loan customers, the Company offers various payment programs, including temporary and permanent programs, in certain situations. The temporary programs normally consist of reducing the minimum payment for no longer than 12 months. Further, the interest rate on the loan is reduced in certain circumstances. The permanent programs involve extending the loan term and, in certain circumstances, reducing the interest rate on the loan. The total term of the loan, including modification, may not exceed nine years. The Company also allows permanent loan modifications for customers who request financial assistance through external sources, similar to the credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are classified as TDRs.
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
To evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the three and nine months ended September 30, 2021 and 2020, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended September 30, 2021 and 2020, the Company forgave approximately $7 million and $13 million, respectively, of interest and fees resulting from accounts entering into a credit card loan TDR program. During the nine months ended September 30, 2021 and 2020, the Company forgave approximately $28 million and $52 million, respectively, of interest and fees resulting from accounts entering into a credit card loan TDR program. For all loan products, interest income on modified loans is recognized based on the modified contractual terms.
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
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Three Months Ended September 30,
	2021		2020
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	13,964	$86	20,779	$150
Private student loans	102	$2	118	$2
Personal loans	888	$10	2,505	$33

	For the Nine Months Ended September 30,
	2021		2020
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	48,887	$315	130,869	$875
Private student loans	355	$7	1,767	$32
Personal loans	3,102	$38	6,315	$83

(1)Accounts that entered a credit card TDR program include $72 million and $143 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended September 30, 2021 and 2020, respectively, and $288 million and $529 million for the nine months ended September 30, 2021 and 2020, respectively.
The number and balance of new credit card and personal loan modifications, including the combined total of those identified as TDRs and those exempt from the TDR designation, decreased during the three and nine months ended September 30, 2021, when compared to the same periods in 2020. The decrease in both periods is primarily due to the impacts of several rounds of government stimulus and disaster relief programs, which reduced the need for customers to enroll in a loan modification program. The number and balance of loan modifications across all products, including the combined total of those identified as TDRs and those exempt from the TDR designation, during the three and nine months ended September 30, 2020, were favorably impacted by the utilization of SaP programs in lieu of traditional loan modification programs. Additionally, enrollments in personal loan modification programs were favorably impacted by tighter underwriting standards that were implemented in early 2020.

The following table presents the carrying value of loans that experienced a default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended September 30,
	2021		2020
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	3,679	$21	8,983	$52
Private student loans(3)	83	$2	272	$6
Personal loans(2)	399	$6	624	$9

	For the Nine Months Ended September 30,
	2021		2020
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	14,205	$84	41,285	$235
Private student loans(3)	214	$5	876	$18
Personal loans(2)	1,287	$18	2,446	$36

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
Of the account balances that defaulted as shown above for the three months ended September 30, 2021 and 2020, approximately 62% and 65%, respectively, and for the nine months ended September 30, 2021 and 2020, approximately 66% and 52%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For accounts that have defaulted from a TDR program and have not been subsequently charged off, the balances are included in the allowance for credit loss analysis discussed above under “— Allowance for Credit Losses.”
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
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. To issue senior, higher-rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower-rated or more highly subordinated classes of notes. Wholly-owned subsidiaries of Discover Bank hold the subordinated classes of notes. The Company is exposed to credit risk associated with trust receivables as of the balance sheet date through the retention of these subordinated interests. The current expected credit loss ("CECL") on trust receivables is included in the allowance for credit losses estimate.

The Company's retained interests in the trust's assets, consisting of investments in DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions that are eliminated in the preparation of the Company's condensed consolidated statements of financial condition.
Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trust's creditors. Further, the transferred credit card loan receivables are owned by the trust and are not available to the Company's third-party creditors. The trusts have ownership of cash balances, which are reported in restricted cash within the Company's condensed consolidated statements of financial condition. Except for the seller's interest in trust receivables, the Company's interests in trust assets are generally subordinate to the interests of third-party investors in trust debt and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to those investors. Apart from the restricted assets related to securitization activities, the investors and the securitization trusts have no recourse to the Company's other assets or the Company's general credit for a shortage in cash flows.
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	September 30, 2021	December 31, 2020
Restricted cash	$23	$16

Investors' interests held by third-party investors	8,925	10,600
Investors' interests held by wholly-owned subsidiaries of Discover Bank	3,971	6,121
Seller's interest	11,640	10,575
Loan receivables(1)	24,536	27,296
Allowance for credit losses allocated to securitized loan receivables(1)	(1,436)	(1,936)
Net loan receivables	23,100	25,360
Other	3	3
Carrying value of assets of consolidated variable interest entities	$23,126	$25,379

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, certain features or triggering events will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of September 30, 2021, no economic or other early amortization events have occurred.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	September 30, 2021	December 31, 2020
Restricted cash	$9	$9
Private student loan receivables	215	250
Carrying value of assets of consolidated variable interest entities	$224	$259

5.    Intangible Assets
In the second quarter of 2020, the Company conducted an interim impairment test on its non-amortizable intangible assets, both the Diners Club trade names and international transaction processing rights, due to changes in the international travel and entertainment businesses and a declining revenue outlook for the foreseeable future resulting from the COVID-19 pandemic. The valuation methodology used to value the trade names and international transaction processing rights was based on a discounted cash flow method, consistent with the methods used for annual impairment testing. As a result of this analysis, the Company determined that the trade names and international transaction processing rights were impaired and recognized charges, in the second quarter of 2020, in its Payment Services segment of $36 million and $23 million, respectively. The impairments were recorded in other expense.
In the second quarter of 2021, global travel and entertainment spending continued to trend lower than pre-pandemic levels. As a result, the Company re-evaluated that impact on the value of the Diners Club trade names by conducting an interim impairment test on the asset in conjunction with the preparation of the financial statements. The valuation methodology used to value the trade names was based on a discounted cash flow method, consistent with the methods used for annual impairment testing. As a result of this analysis, the Company determined that the trade names were fully impaired and recognized a charge, in the second quarter of 2021, in its Payment Services segment of $92 million. The impairment was recorded in other expense.
At September 30, 2021, the trade names and the international transaction processing rights have no remaining net book value.

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
The following table provides a summary of interest-bearing deposit accounts (dollars in millions):

	September 30, 2021	December 31, 2020
Certificates of deposit in amounts less than $100,000	$14,592	$19,105
Certificates of deposit in amounts $100,000 or greater(1)	7,239	9,164
Savings deposits, including money market deposit accounts	49,295	47,426
Total interest-bearing deposits	$71,126	$75,695

(1)Includes $2.0 billion and $2.6 billion in certificates of deposit equal to or greater than $250,000, the Federal Deposit Insurance Corporation ("FDIC") insurance limit, as of September 30, 2021 and December 31, 2020, respectively.
The following table summarizes certificates of deposit in amounts of $100,000 or greater by contractual maturity (dollars in millions):

September 30, 2021
Three months or less	$1,458
Over three months through six months	1,640
Over six months through twelve months	2,711
Over twelve months	1,430
Total	$7,239

The following table summarizes certificates of deposit maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

September 30, 2021
2021	$4,171
2022	11,133
2023	2,663
2024	1,451
2025	870
Thereafter	1,543
Total	$21,831

7.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	September 30, 2021				December 31, 2020
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2022-2026	0.58% - 3.04%	2.01%	$5,607	$6,041
Floating-rate asset-backed securities(2)	2022-2024	0.41% - 0.68%	0.54%	3,347	4,669
Total Discover Card Master Trust I and Discover Card Execution Note Trust				8,954	10,710

Floating-rate asset-backed security(3)(4)	2031	4.25%	4.25%	110	130
Total private student loan securitization trust				110	130
Total long-term borrowings - owed to securitization investors				9,064	10,840

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75% - 5.20%	4.16%	3,370	3,337
Fixed-rate retail notes	2022-2031	2.85% - 4.40%	3.75%	166	336

Discover Bank
Fixed-rate senior bank notes(1)	2023-2030	2.45% - 4.65%	3.63%	5,406	6,213
Fixed-rate subordinated bank notes(1)	2028	4.68%	4.68%	510	515
Total long-term borrowings				$18,516	$21,241

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the London Interbank Offered Rate ("LIBOR") or Overnight Index Swap ("OIS") Rate. The use of these interest rate swaps impacts the carrying value of the debt. See Note 16: Derivatives and Hedging Activities.
(2)DCENT floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 33 to 60 basis points as of September 30, 2021.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of September 30, 2021.
(4)Repayment of this debt depends on the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

September 30, 2021
2021	$—
2022	5,188
2023	3,324
2024	3,738
2025	529
Thereafter	5,737
Total	$18,516

The Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2021, the total commitment of secured credit facilities through private providers was $4.0 billion, none of which was drawn as of September 30, 2021. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2023. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.

8.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at September 30, 2021 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at September 30, 2021	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

(1)Redeemable at the redemption price plus declared and unpaid dividends.
(2)Issued as depositary shares, each representing 1/100th interest in a share of the corresponding series of preferred stock. Each preferred share has a par value of $0.01.
(3)Redeemable at the Company’s option, subject to regulatory approval, either (i) in whole or in part on any dividend payment date on or after October 30, 2027, or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event (as defined in the certificate of designations for the Series C preferred stock).
(4)Any dividends declared are payable semi-annually in arrears at a rate of 5.50% per annum until October 30, 2027. Thereafter, dividends declared will be payable quarterly in arrears at a floating rate equal to 3-month LIBOR plus a spread of 3.076% per annum.
(5)Redeemable at the Company’s option, subject to regulatory approval, either (i) in whole or in part during the three-month period prior to, and including, each reset date (as defined in the certificate of designations for the Series D preferred stock) or (ii) in whole but not in part, at any time within 90 days following a regulatory capital treatment event (as defined in the certificate of designations for the Series D Preferred Stock).
(6)Any dividends declared are payable semi-annually in arrears at a rate of 6.125% per annum until September 23, 2025, after which the dividend rate will reset every five years to a fixed annual rate equal to the 5-year Treasury plus a spread of 5.783%.
9.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") were as follows (dollars in millions):

	Unrealized Gains on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended September 30, 2021
Balance at June 30, 2021	$198	$(10)	$(227)	$(39)
Net change	(29)	—	—	(29)
Balance at September 30, 2021	$169	$(10)	$(227)	$(68)

For the Three Months Ended September 30, 2020
Balance at June 30, 2020	$352	$(16)	$(214)	$122
Net change	(32)	3	—	(29)
Balance at September 30, 2020	$320	$(13)	$(214)	$93

For the Nine Months Ended September 30, 2021
Balance at December 31, 2020	$284	$(12)	$(227)	$45
Net change	(115)	2	—	(113)
Balance at September 30, 2021	$169	$(10)	$(227)	$(68)

For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)
Net change	208	4	—	212
Balance at September 30, 2020	$320	$(13)	$(214)	$93

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended September 30, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(38)	$9	$(29)
Net change	$(38)	$9	$(29)
Cash Flow Hedges
Net unrealized gains arising during the period	$—	$1	$1
Amounts reclassified from AOCI	—	(1)	(1)
Net change	$—	$—	$—

For the Three Months Ended September 30, 2020
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(42)	$10	$(32)
Net change	$(42)	$10	$(32)
Cash Flow Hedges
Amounts reclassified from AOCI	$4	$(1)	$3
Net change	$4	$(1)	$3

For the Nine Months Ended September 30, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(152)	$37	$(115)
Net change	$(152)	$37	$(115)
Cash Flow Hedges
Net unrealized gains arising during the period	$—	$1	$1
Amounts reclassified from AOCI	2	(1)	1
Net change	$2	$—	$2

For the Nine Months Ended September 30, 2020
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$275	$(67)	$208
Net change	$275	$(67)	$208
Cash Flow Hedges
Net unrealized losses arising during the period	$(7)	$3	$(4)
Amounts reclassified from AOCI	11	(3)	8
Net change	$4	$—	$4

10.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income taxes	$1,402	$959	$5,703	$420
Income tax expense	$311	$188	$1,321	$78
Effective income tax rate	22.2%	19.6%	23.2%	18.6%

Income tax expense increased $123 million and $1.2 billion for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase in income tax expense was primarily driven by an increase in pretax income. The effective tax rate increased for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily due to tax credits having a lower rate benefit on higher pretax income.
The Company is subject to examination by the Internal Revenue Service ("IRS") and tax authorities in various state, local and foreign tax jurisdictions. The IRS is examining the Company's 2018 federal income tax filings. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. At this time, the potential change in unrecognized tax benefits is expected to be immaterial over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
11.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income	$1,091	$771	$4,382	$342
Preferred stock dividends	(30)	(15)	(69)	(31)
Net income available to common stockholders	1,061	756	4,313	311
Income allocated to participating securities	(6)	(5)	(24)	(2)
Net income allocated to common stockholders	$1,055	$751	$4,289	$309
Denominator
Weighted-average shares of common stock outstanding	298	306	303	307
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	298	306	303	307

Basic earnings per common share	$3.54	$2.45	$14.17	$1.00
Diluted earnings per common share	$3.54	$2.45	$14.16	$1.00

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three or nine months ended September 30, 2021 and 2020.

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
On March 27, 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the CECL accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, the Company has elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over three years beginning in 2022. Accordingly, the Company's Common Equity Tier 1 ("CET1") capital ratios in 2020 and 2021 are higher than they otherwise would have been.
As of September 30, 2021 and December 31, 2020, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized," DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
September 30, 2021
Total capital (to risk-weighted assets)
Discover Financial Services	$16,924	18.5%	$7,309	≥8.0%	$9,136	≥10.0%
Discover Bank	$15,905	17.7%	$7,186	≥8.0%	$8,982	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,235	16.7%	$5,482	≥6.0%	$5,482	≥6.0%
Discover Bank	$13,935	15.5%	$5,389	≥6.0%	$7,186	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,235	13.8%	$4,424	≥4.0%	N/A	N/A
Discover Bank	$13,935	12.8%	$4,353	≥4.0%	$5,441	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,179	15.5%	$4,111	≥4.5%	N/A	N/A
Discover Bank	$13,935	15.5%	$4,042	≥4.5%	$5,839	≥6.5%

December 31, 2020
Total capital (to risk-weighted assets)
Discover Financial Services	$14,711	16.1%	$7,298	≥8.0%	$9,123	≥10.0%
Discover Bank	$14,507	16.1%	$7,214	≥8.0%	$9,018	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$13,006	14.3%	$5,474	≥6.0%	$5,474	≥6.0%
Discover Bank	$12,415	13.8%	$5,411	≥6.0%	$7,214	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$13,006	10.9%	$4,757	≥4.0%	N/A	N/A
Discover Bank	$12,415	10.5%	$4,709	≥4.0%	$5,886	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$11,950	13.1%	$4,105	≥4.5%	N/A	N/A
Discover Bank	$12,415	13.8%	$4,058	≥4.5%	$5,862	≥6.5%

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
Commitments
Unused Credit Arrangements
At September 30, 2021, the Company had unused credit arrangements for loans of approximately $220.1 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. The Company can terminate substantially all of these arrangements at any time and therefore the arrangements do not necessarily represent future cash requirements. The arrangements are periodically reviewed based on account usage, customer creditworthiness and loan qualification. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
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

The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. If all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $80 million as of September 30, 2021.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of September 30, 2021, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures. Management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, which in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and merchants issue credits on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2021 and 2020.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Aggregate sales transaction volume(1)	$58,107	$46,128	$160,717	$125,214

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any material contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2021 or December 31, 2020.The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of September 30, 2021 and December 31, 2020, the Company had escrow deposits and settlement withholdings of $15 million and $16 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement-related expenses were $51 million and $54 million for the three and nine months ended September 30, 2021, respectively. Litigation and regulatory settlement-related expenses were immaterial for the three and nine months ended September 30, 2020.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $250 million as of September 30, 2021. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the United States District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a

Milam's Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On August 28, 2020, the Court granted the plaintiffs' Motion to Certify a Class. The defendants appealed the ruling, which was denied on January 20, 2021. The Company filed a Motion to Compel Arbitration, on which briefing closed in March 2021. On September 27, 2021, the court ruled the motion was premature and stated it would not issue a ruling until after the issuance of class notices. The court set the deadline for expert discovery on February 22, 2022. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter. However, the Company will seek to defend itself vigorously against all claims asserted by the plaintiffs.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2021
Assets
Fair value - OCI
United States Treasury and U.S. GSE securities	$7,571	$9	$—	$7,580
Residential mortgage-backed securities - Agency	—	211	—	211
Available-for-sale investment securities	$7,571	$220	$—	$7,791

Fair value - Net income
Marketable equity securities	$600	$—	$—	$600
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

Balance at December 31, 2020
Assets
Fair value - OCI
United States Treasury securities	$9,354	$—	$—	$9,354
Residential mortgage-backed securities - Agency	—	300	—	300
Available-for-sale investment securities	$9,354	$300	$—	$9,654

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

(1)Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale consist of United States Treasury and U.S. GSE securities and RMBS. The fair value estimates of investment securities classified as Level 1, consisting of United States Treasury securities, are determined based on quoted market prices for the same securities. The Company classifies these U.S. GSE securities and RMBS as Level 2, the fair value estimates of which are based on the best information available. This data may consist of observed market prices for similar securities, broker quotes or discounted cash flow models that incorporate assumptions such as benchmark yields, issuer spreads, prepayment speeds, credit ratings and losses, the priority of which may vary based on the availability of information.
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
At September 30, 2021, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $201 million, a weighted-average coupon of 3.24% and a weighted-average remaining maturity of two years.
Marketable Equity Securities
The Company holds non-controlling equity positions in payment service entities that have actively traded stock and therefore have readily determinable fair values. The Company classifies these equity securities as Level 1, the fair value estimates of which are determined based on quoted share prices for the same securities.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. The Company recognized $92 million of impairments related to these assets during the nine months ended September 30, 2021. No impairments were recognized during the three months ended September 30, 2021. See Note 5: Intangible Assets for more information on the impact of the COVID-19 pandemic on intangible assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$227	$—	$227	$223
Held-to-maturity investment securities	$—	$227	$—	$227	$223

Net loan receivables	$—	$—	$90,019	$90,019	$82,681

Carrying value approximates fair value(1)
Cash and cash equivalents	$12,716	$—	$—	$12,716	$12,716
Restricted cash	$32	$—	$—	$32	$32
Accrued interest receivables(2)	$—	$968	$—	$968	$968

Liabilities
Amortized cost
Time deposits(3)	$—	$22,300	$—	$22,300	$21,831

Long-term borrowings - owed to securitization investors	$—	$9,014	$110	$9,124	$9,064
Other long-term borrowings	—	10,204	—	10,204	9,452
Long-term borrowings	$—	$19,218	$110	$19,328	$18,516

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$124	$—	$124	$124

Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$269	$—	$269	$260
Held-to-maturity investment securities	$—	$269	$—	$269	$260

Net loan receivables	$—	$—	$91,200	$91,200	$82,223

Carrying value approximates fair value(1)
Cash and cash equivalents	$13,564	$—	$—	$13,564	$13,564
Restricted cash	$25	$—	$—	$25	$25
Other short-term investments	$2,200	$—	$—	$2,200	$2,200
Accrued interest receivables(2)	$—	$992	$—	$992	$992

Liabilities
Amortized cost
Time deposits(3)	$—	$29,090	$—	$29,090	$28,269

Long-term borrowings - owed to securitization investors	$—	$10,794	$130	$10,924	$10,840
Other long-term borrowings	—	11,418	—	11,418	10,401
Long-term borrowings	$—	$22,212	$130	$22,342	$21,241

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$233	$—	$233	$233

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to changes in interest rates related to future cash flows resulting from interest received on interest-earning assets and interest payments on funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). As of September 30, 2021 and December 31, 2020, the Company's outstanding cash flow hedges related only to interest receipts from credit card receivables and had an initial maximum period of two years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at September 30, 2021, will be reclassified to interest income as interest receipts are accrued on the Company's then outstanding credit card receivables. During the next 12 months, the Company estimates it will reclassify $3 million of pretax earnings primarily related to one terminated derivative formerly designated as a cash flow hedge.
Fair Value Hedges
The Company is exposed to changes in the fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, attributable to changes in LIBOR or OIS rate, which are benchmark interest rates defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in both (i) the fair values of the derivatives and (ii) the hedged long-term borrowings relating to the risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference recognized in interest expense.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	September 30, 2021				December 31, 2020
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$250	1	$—	$—	$250	$—	$—
Interest rate swaps—fair value hedge	$8,275	10	1	—	$11,625	1	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$26	6	—	—	$24	—	—
Interest rate swaps	$5	1	—	—	$—	—	—
Total gross derivative assets/liabilities(2)			1	—		1	—
Less: collateral held/posted(3)			—	—		—	—
Total net derivative assets/liabilities			$1	$—		$1	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 788 million as of September 30, 2021, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 596 million as of December 31, 2020.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At September 30, 2021, the Company had no outstanding contracts. At December 31, 2020, the Company had one outstanding contract with a total notional amount of $27 million and an immaterial fair value.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	September 30, 2021		December 31, 2020
	Carrying Amount of Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liability	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liability
Long-term borrowings	$8,885	$115	$11,881	$281

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense
	Deposits	Long-Term Borrowings	Other Income
For the Three Months Ended September 30, 2021
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(156)	$(113)	$18

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$—	$—

Gains on fair value hedging relationships
Gains on hedged items	$—	$45	$—
Gains (losses) on interest rate swaps	—	(9)	—
Total gains on fair value hedging relationships	$—	$36	$—

For the Three Months Ended September 30, 2020
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(287)	$(126)	$17

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(4)	$—	$—

Gains on fair value hedging relationships
Gains on hedged items	$—	$59	$—
Gains (losses) on interest rate swaps	—	(9)	—
Total gains on fair value hedging relationships	$—	$50	$—

The effects of derivatives not designated in hedging relationships
Gains (losses) on derivatives not designated as hedges	$—	$—	$(1)

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense
	Deposits	Long-Term Borrowings	Other Income
For the Nine Months Ended September 30, 2021
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(519)	$(356)	$47

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$(2)	$—

Gains on fair value hedging relationships
Gains on hedged items	$—	$167	$—
Gains (losses) on interest rate swaps	—	(38)	—
Total gains on fair value hedging relationships	$—	$129	$—

For the Nine Months Ended September 30, 2020
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,000)	$(479)	$59

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(9)	$(2)	$—

Gains on fair value hedging relationship
Gains (losses) on hedged items	$—	$(326)	$—
Gains on interest rate swaps	—	434	—
Total gains on fair value hedging relationships	$—	$108	$—

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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended September 30, 2021
Interest income
Credit card loans	$2,193	$—	$2,193
Private student loans	184	—	184
Personal loans	219	—	219
Other loans	30	—	30
Other interest income	48	—	48
Total interest income	2,674	—	2,674
Interest expense	269	—	269
Net interest income	2,405	—	2,405
Provision for credit losses	185	—	185
Other income (loss)	447	(75)	372
Other expense	1,151	39	1,190
Income (loss) before income taxes	$1,516	$(114)	$1,402

For the Three Months Ended September 30, 2020
Interest income
Credit card loans	$2,171	$—	$2,171
Private student loans	182	—	182
Personal loans	237	—	237
Other loans	27	—	27
Other interest income	64	—	64
Total interest income	2,681	—	2,681
Interest expense	416	—	416
Net interest income	2,265	—	2,265
Provision for credit losses	750	—	750
Other income	371	78	449
Other expense	969	36	1,005
Income before income taxes	$917	$42	$959

	Digital Banking	Payment Services	Total
For the Nine Months Ended September 30, 2021
Interest income
Credit card loans	$6,452	$—	$6,452
Private student loans	554	—	554
Personal loans	662	—	662
Other loans	85	—	85
Other interest income	156	—	156
Total interest income	7,909	—	7,909
Interest expense	875	—	875
Net interest income	7,034	—	7,034
Provision for credit losses	(45)	—	(45)
Other income	1,284	833	2,117
Other expense	3,290	203	3,493
Income before income tax expense	$5,073	$630	$5,703

For the Nine Months Ended September 30, 2020
Interest income
Credit card loans	$6,760	$—	$6,760
Private student loans	569	—	569
Personal loans	722	—	722
Other loans	78	—	78
Other interest income	206	—	206
Total interest income	8,335	—	8,335
Interest expense	1,482	—	1,482
Net interest income	6,853	—	6,853
Provision for credit losses	4,603	—	4,603
Other income	1,091	320	1,411
Other expense	3,069	172	3,241
Income before income tax expense	$272	$148	$420

18.    Revenue from Contracts with Customers
ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), generally applies to the sales of any good or service for which no other specific accounting guidance is provided. ASC 606 defines a principles-based model under which revenue from a contract is allocated to the distinct performance obligations within the contract and recognized in income as each performance obligation is satisfied. The Company's revenue that is subject to this model includes discount and interchange, protection products fees, transaction processing revenue and certain amounts classified as other income.
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended September 30, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$280	$19	$299
Protection products revenue	43	—	43
Transaction processing revenue	—	58	58
Other income	3	15	18
Total other income subject to ASC 606(2)	326	92	418
Other income not subject to ASC 606
Loan fee income	121	—	121
Unrealized gains (losses) on equity investments	—	(167)	(167)
Total other income (loss) not subject to ASC 606	121	(167)	(46)
Total other income (loss) by operating segment	$447	$(75)	$372

For the Three Months Ended September 30, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$225	$13	$238
Protection products revenue	44	—	44
Transaction processing revenue	—	50	50
Other income	2	15	17
Total other income subject to ASC 606(2)	271	78	349
Other income not subject to ASC 606
Loan fee income	100	—	100
Total other income not subject to ASC 606	100	—	100
Total other income by operating segment	$371	$78	$449

	Digital Banking	Payment Services	Total
For the Nine Months Ended September 30, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$826	$53	$879
Protection products revenue	129	—	129
Transaction processing revenue	—	167	167
Other (loss) income	(4)	51	47
Total other income subject to ASC 606(2)	951	271	1,222
Other income not subject to ASC 606
Loan fee income	333	—	333
Unrealized gains on equity investments	—	562	562
Total other income not subject to ASC 606	333	562	895
Total other income by operating segment	$1,284	$833	$2,117

For the Nine Months Ended September 30, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$644	$47	$691
Protection products revenue	135	—	135
Transaction processing revenue	—	143	143
Other income	8	51	59
Total other income subject to ASC 606(2)	787	241	1,028
Other income not subject to ASC 606
Loan fee income	304	—	304
Realized gains on equity investments	—	79	79
Total other income not subject to ASC 606	304	79	383
Total other income by operating segment	$1,091	$320	$1,411

(1)Net of rewards, including Cashback Bonus rewards, of $689 million and $514 million for the three months ended September 30, 2021 and 2020, respectively, and $1.8 billion and $1.4 billion for the nine months ended September 30, 2021 and 2020, respectively.
(2)Excludes deposit product fees that are reported within net interest income, which were immaterial for the three and nine months ended September 30, 2021 and 2020.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2020.
19.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2021, and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
COVID-19 Pandemic Response and Impact
The COVID-19 pandemic has continued to have a widespread and unprecedented impact on a global scale. While the United States economy continues to recover from a brief but severe recession triggered by the COVID-19 pandemic, its future effects are uncertain and it may be difficult to assess or predict the extent of the impacts of the pandemic on us as many factors are beyond our control and knowledge. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, see the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020, under "Risk Factors". This section includes a discussion of the significant areas of potential impact on us of the COVID-19 pandemic and specific actions we are taking or expect to take in this time of uncertainty.
Financial Results and Outlook
The United States economy continues to recover from the impacts of the COVID-19 pandemic. The easing of COVID-19 restrictions, economic expansion and government stimulus have positively impacted credit performance and elevated payment rates. We saw an increase in sales volume for the three and nine months ended September 30, 2021, compared to the same periods in 2020. Additionally, we had modest loan growth during the three months ended September 30, 2021.
We also decreased our allowance for credit losses from December 31, 2020. Refer to "— Loan Quality — Provision and Allowance for Credit Losses" for more details on the current period allowance for credit losses.
Our outlook remains unchanged from what we disclosed in the second quarter of 2021. We anticipate modest loan growth in 2021 driven by positive sales trends and new account growth. We expect net interest margin to remain generally flat relative to the first quarter of 2021 through the remainder of 2021, with some variability from quarter to quarter. We expect net charge-offs to be lower year-over-year driven by continued stable credit performance. We remain committed to disciplined expense management and will continue to make investments for profitable long-term growth through increased marketing and investments in core technology capabilities and efficiency improvements.
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
Loan Receivables and Allowance for Credit Losses
At the onset of the pandemic, we continued to lend to customers but tightened our standards for new accounts and for growing existing accounts across all products in our loan portfolio. Additionally, we temporarily reduced our customer acquisition and brand marketing in response to the significant economic downturn at the onset of the COVID-19 pandemic. As a result of the strong credit performance observed in the current year and positive economic outlook, we returned most of our underwriting criteria to pre-pandemic standards during the second quarter of 2021. Additionally, we increased our investments in credit card and private student loan marketing and business development in the second and third quarters of 2021 to support our loan growth initiatives.
In the third quarter of 2021, we decreased our allowance for credit losses in anticipation of lower credit losses driven by improving macroeconomic forecasts and continued stable credit performance. Our allowance for credit losses includes the risk associated with all loans and considers the effects of all loan modifications, including troubled debt restructurings ("TDRs") and loan modifications exempt from the TDR designation under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”). As of September 30, 2021, the allowance for credit losses took into account our best estimate for the impact of programs put in place by federal and state governments and agencies to mitigate the economic impact of the pandemic. It is unclear whether the measures employed to date are complete or whether federal and state governments and agencies may take additional actions that could impact our business. Refer to "— Loan Quality — Impact of the COVID-19 Pandemic on the Loan Portfolio" for more details on the current period allowance for credit losses.
Capital and Liquidity
We maintained liquid assets and capital levels in excess of historical norms as of September 30, 2021 as consumer loan payment rates and deposit balances remain above their pre-pandemic levels. We maintain good access to all of our diverse funding channels. For example, we took advantage of the low-rate, tight-credit-spread environment by issuing approximately $1.8 billion of credit card asset-backed securities in September 2021.
We remain well-capitalized with capital ratios in excess of regulatory minimums and took prudent actions to preserve and augment our capital when the macroeconomic and operating environment turned uncertain last year. Our capital levels allow us to capitalize on loan receivable growth as customers moderate loan payment rates and continue to increase spending as the economy more fully re-opens from the COVID-19 pandemic.
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
Fair Value and Impairments
With the uncertain nature of the pandemic's overall impact on the economy, we continue to assess the effects of COVID-19 with respect to our goodwill and intangible assets, investment securities and other long-term assets. See Note 5: Intangible Assets to our condensed consolidated financial statements for more information on the impact of the COVID-19 pandemic on intangible assets.
Business Continuity and Operations
We have re-opened some of our physical locations with appropriate health safety measures and capacity limitations, including our corporate headquarters. However, we have informed employees that they may continue to work from home and will not be required to return to our physical locations prior to January 2022. Notwithstanding the shift to work-from-home, we have been able to successfully operate with no significant impact to our operations or service levels. As a result, upon the return to our physical locations, we will offer flexible work-from-home arrangements that will provide our employees the option to work remotely on a more frequent basis than before the pandemic.
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
Regulatory Environment and Developments
As the United States and global economies attempt to normalize from the COVID-19 pandemic, the banking agencies continue to evaluate whether additional actions are warranted to assist consumers, financial institutions and the overall economy. On March 31, 2021, the Consumer Financial Protection Bureau ("CFPB") announced it was rescinding several of its policy statements and withdrawing its participation in several interagency policy statements issued in response to the COVID-19 pandemic that had been intended to provide flexibility to financial institutions. The CFPB stated that the rescissions "reflect the Bureau's commitment to consumer protection and the fact that financial institutions have had a year to adapt their operations to the difficulties posed by the pandemic."
In addition, the United States Congress has taken legislative action to address the economic disruptions caused by the COVID-19 pandemic, including the March 2020 CARES Act and December 2020 Omnibus and COVID Relief and Response Act. Most recently, the American Rescue Plan Act of 2021 ("ARPA"), enacted in March 2021, contained additional stimulus payments, increased unemployment benefits and increased small business funding under the Payment Protection Program. The ARPA also significantly increased and expanded the Child Tax Credit for one year and provides additional funding for rental assistance programs. These Congressional efforts offered financial assistance and benefits to consumers and small businesses. As the pandemic continues, additional legislative and regulatory action may be proposed and could include provisions that significantly impact our prospects and business practices. The impact of these legislative and regulatory initiatives on our business, the economy and the United States consumer will depend upon a wide variety of factors, some of which are yet to be identified.
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
In June 2020, the Federal Reserve issued a notice informing DFS that it and all other firms that participated in the 2020 Comprehensive Capital Analysis and Review ("CCAR") exercise would be required to submit revised capital plans to be assessed by the Federal Reserve under newly developed scenarios incorporating economic stresses reflecting the ongoing COVID-19 pandemic. The Federal Reserve notified all firms subject to CCAR that they would be subject to temporary restrictions on capital distributions in the third and fourth quarter of 2020 that restricted most share repurchases and limited dividends based on a formula that takes into account the firm's average net income over the preceding four quarters.
On November 2, 2020, DFS submitted its revised capital plan as part of the CCAR resubmission process, and the Federal Reserve publicly announced the results of its analysis on December 18, 2020. The results indicate that DFS' regulatory capital ratios remained above all minimum requirements under each of the stress test scenarios. However, due to ongoing economic uncertainty, the Federal Reserve extended the temporary restrictions on capital distributions, with modifications, for all firms subject to the Federal Reserve's capital planning rule through the second quarter of 2021. Following an announcement by the Federal Reserve on June 24, 2021, these restrictions were lifted and, effective June 30, 2021, DFS was authorized to make capital distributions that are consistent with the Federal Reserve's capital rule, inclusive of DFS' final SCB requirement of 3.5% that was previously announced by the Federal Reserve on August 10, 2020, and that remained in effect until the conclusion of the 2021 CCAR process and the subsequent, related announcement of DFS' adjusted SCB requirement.
On January 19, 2021, the Federal Reserve finalized regulatory amendments that made targeted changes to the capital planning, regulatory reporting and SCB requirements for firms subject to Category IV standards to be consistent with the Federal Reserve’s regulatory tailoring framework. The final rules generally align to instructions the Federal Reserve previously provided to Category IV firms regarding their respective capital plan submissions. The amended rules also provide Category IV firms, including DFS, with the option to submit to supervisory stress tests during off years if they wish for the Federal Reserve to reset the stress test portion of their SCB requirement. In connection with the final rulemaking, the Federal Reserve revised the scope of application of its existing regulatory guidance for capital planning to align with the tailoring framework. However, the timing and substance of any additional changes to existing guidance or new guidance are uncertain.
On June 24, 2021, the Federal Reserve publicly announced the results of its supervisory stress tests for the firms required to participate in the 2021 CCAR process. In accordance with the capital plan rule amendments that were finalized in January 2021, DFS elected not to participate in the 2021 supervisory stress tests. Nevertheless, DFS was required to submit a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. This plan was submitted by DFS to the Federal Reserve on April 5, 2021. The Federal Reserve thereafter used our 2021 capital plan submission to assess its capital planning process and positions and, as of August 5, 2021, announced DFS'

adjusted SCB requirement of 3.6% to reflect DFS' planned common stock dividends. This adjusted SCB is effective as of October 1, 2021.
London Interbank Offered Rate
On July 27, 2017, the UK Financial Conduct Authority ("FCA") announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after 2021. To support a smooth transition away from LIBOR, the Federal Reserve and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee ("ARRC"), a group of private-market participants tasked with facilitating a successful transition from U.S. dollar ("USD") LIBOR to a more robust reference rate. The ARRC initially identified the Secured Overnight Financing Rate ("SOFR") as its recommended alternative reference rate for USD LIBOR. The ARRC has also established several priorities and milestones to support the use of SOFR and SOFR-based indices, including developing contractual "fallback" language for capital markets and consumer products; providing clarity on legal, tax, accounting and regulatory matters; promoting broad outreach and education efforts around the LIBOR transition; and recommending spread adjustments for SOFR and SOFR-based indices, which will be of critical importance to market participants once USD LIBOR settings cease in 2023.
With regard to recent LIBOR transition developments, on March 5, 2021, the FCA announced the future cessation and loss of representativeness for all LIBOR benchmark settings. While non-USD and several less frequently referenced USD LIBOR settings will cease publication immediately after December 31, 2021, commonly referenced USD LIBOR settings will cease publication immediately after June 30, 2023; this future cessation event will trigger fallback provisions in many financial contracts to convert their benchmark index from LIBOR to an alternative rate, usually some form of SOFR. On July 29, 2021, the ARRC announced its recommendation of forward-looking term rates based on SOFR as additional alternative reference rate options.
We have a cross-functional team overseeing and managing our transition away from the use of LIBOR. This team assesses evolving industry and marketplace norms and conventions for LIBOR-indexed instruments, evaluates the impacts stemming from the future cessation of LIBOR publication and oversees and takes actions to transition our LIBOR exposures to alternative benchmark rates, usually SOFR. Our existing LIBOR exposures are limited primarily to three instruments—variable-rate student loans, interest rate swaps and capital markets securities—and we have materially reduced our remaining exposures in all of these instruments.
As of September 30, 2021, LIBOR-indexed variable-rate loans comprise approximately 44% of our private student loan portfolio and approximately 5% of our aggregate loan portfolio. These outstanding student loans indexed to LIBOR will convert to a SOFR index in 2023 when 3-month USD LIBOR will no longer be published. United States banking regulators have directed banks to cease entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021. Therefore, beginning in November 2021, we will only originate new variable-rate student loans indexed to term SOFR.
We ceased entering into new LIBOR-indexed interest rate derivatives in 2018 and have since actively reduced LIBOR exposures in our derivatives portfolio. During the third quarter of 2021, we terminated our last LIBOR-indexed interest rate swap maturing after June 2023; our one remaining LIBOR-indexed interest rate swap will mature in January 2022.
Most of our capital markets securities indexed to USD LIBOR are floating-rate asset-backed securities. Beginning in 2018, we included fallback provisions in all newly-issued securities that will facilitate an orderly transition from LIBOR to SOFR once 1- and 3-month LIBOR cease to be published in 2023. Approximately $1.5 billion of our capital markets securities that mature after June 2023 with no fallback provisions would be covered under pending federal legislation that would allow us to replace the LIBOR index with SOFR under a safe-harbor provision. Approximately $800 million of our capital markets securities contain fallback provisions that would not be covered under pending federal legislation; however, shortly after the expected June 2023 USD LIBOR cessation date, these securities will either mature or we may exercise our right to call and redeem them.
We have prepared for the cessation of USD LIBOR by taking steps to avoid new exposures and actively reduce our remaining exposures. We are on track to complete before year-end 2021 any remaining transition work, including providing our customers with information about the cessation of USD LIBOR and how it will affect their contracts with us.

Consumer Financial Services
The CFPB regulates consumer financial products and services and examines certain providers of consumer financial products and services, including Discover. The CFPB's authority includes rulemaking, supervisory and enforcement powers with respect to federal consumer protection laws; preventing "unfair, deceptive or abusive acts or practices" and ensuring that consumers have access to fair, transparent and competitive financial products and services. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g., credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions, including its biennial review of the consumer credit card market. In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding identified private student loan servicing practices. See Note 14: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.
Former Federal Trade Commissioner Rohit Chopra was sworn in as the Director of the CFPB on October 12, 2021. Under Mr. Chopra’s leadership, the CFPB’s priorities are expected to focus on, among other things, vigorous enforcement of existing consumer protection laws, with a particular focus on unfair, deceptive and abusive acts and practices and fair lending, student lending and servicing, fair lending, debt collection and credit reporting. These strategies and priorities and any resulting regulatory developments, findings, potential supervisory or enforcement actions and ratings could negatively impact business strategies, limit or change our business practices, limit consumer product offerings, invest more management time and resources in compliance efforts, limit fees charged for services, limit our ability to implement certain enhancements to product features and functionality or limit our ability to obtain related required regulatory approvals. The additional expense, time and resources needed to comply with ongoing or new regulatory requirements may adversely impact the cost of and access to credit for consumers and results of business operations.
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment consumer data privacy standards. The California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA went into effect on January 1, 2020, and the California Attorney General's final regulations became effective on August 14, 2020, with enforcement beginning July 1, 2020. The California Privacy Rights Act ("CPRA"), a ballot measure led by the original proponent of the CCPA, passed on November 3, 2020, and largely enters into force on January 1, 2023. The CPRA replaces the CCPA to enhance consumer privacy protections further and creates a new California Privacy Protection Agency ("CPPA"). In September, the CPPA Board initiated the CPRA regulatory phase by issuing a request for preliminary comments. While the CPRA retains an exemption for information collected, processed, sold, or disclosed subject to the Gramm-Leach-Bliley Act, we continue to evaluate the impact of the CPRA on our businesses and other providers of consumer financial services.

Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of each segment's operations and the allocation conventions used in our business segment reporting, see Note 17: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Digital Banking
Interest income
Credit card loans	$2,193	$2,171	$6,452	$6,760
Private student loans	184	182	554	569
Personal loans	219	237	662	722
Other loans	30	27	85	78
Other interest income	48	64	156	206
Total interest income	2,674	2,681	7,909	8,335
Interest expense	269	416	875	1,482
Net interest income	2,405	2,265	7,034	6,853
Provision for credit losses	185	750	(45)	4,603
Other income	447	371	1,284	1,091
Other expense	1,151	969	3,290	3,069
Income before income taxes	1,516	917	5,073	272
Payment Services
Other (loss) income	(75)	78	833	320
Other expense	39	36	203	172
(Loss) income before income taxes	(114)	42	630	148
Total income before income taxes	$1,402	$959	$5,703	$420

The following table presents information on transactions and transaction volume (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Network Transaction Volume
PULSE Network	$59,872	$54,993	$183,126	$157,026
Network Partners	10,377	8,917	29,474	23,177
Diners Club(1)	6,547	5,839	18,570	17,915
Total Payment Services	76,796	69,749	231,170	198,118
Discover Network—Proprietary(2)	49,360	38,699	135,763	106,228
Total Network Transaction Volume	$126,156	$108,448	$366,933	$304,346
Transactions Processed on Networks
Discover Network	868	679	2,345	1,889
PULSE Network	1,415	1,270	4,124	3,668
Total Transactions Processed on Networks	2,283	1,949	6,469	5,557
Credit Card Volume
Discover Card Volume(3)	$50,389	$39,783	$138,772	$110,362
Discover Card Sales Volume(4)	$47,613	$37,134	$130,817	$101,843

(1)Diners Club volume is derived from data provided by licensees for Diners Club branded cards issued outside North America and is subject to subsequent revision or amendment.
(2)Represents gross Discover card sales volume on the Discover Network.
(3)Represents Discover card activity related to sales net of returns, balance transfers, cash advances and other activities.
(4)Represents Discover card activity related to sales net of returns.

Digital Banking
Our Digital Banking segment reported pretax income of $1.5 billion and $5.1 billion, respectively, for the three and nine months ended September 30, 2021, as compared to a pretax income of $917 million and $272 million, respectively, for the three and nine months ended September 30, 2020.
Net interest income increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily driven by lower funding costs. Interest income remained flat during the three months ended September 30, 2021, as compared to the same period in 2020, due to favorable interest charge-offs offset by a lower card revolve rate. Interest expense decreased during the three months ended September 30, 2021, as compared to the same period in 2020, due to lower average market rates, a lower funding base, lower pricing on deposits and higher coupon maturities.
Net interest income increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily driven by lower funding costs, partially offset by a lower average level of outstanding loan receivables and lower yields on loans. Interest income decreased during the nine months ended September 30, 2021, as compared to the same period in 2020. This decrease was primarily due to a lower average level of card loan receivables, driven by higher payment rates, as well as lower yields on loans due to the lower market rates. Interest expense decreased during the nine months ended September 30, 2021, as compared to the same period in 2020 due to lower average market rates, a lower funding base, lower pricing on deposits and higher coupon maturities.
For the three and nine months ended September 30, 2021, the overall portfolio provision for credit losses decreased as compared to the same periods in 2020, primarily due to reserve releases in the current periods versus reserve builds in the prior periods and lower net charge-offs. The overall reserve release during the three months ended September 30, 2021, was primarily driven by improvements in the macroeconomic forecast and continued stable credit performance, partially offset by modest credit card loan receivables growth and seasonality in private student loan originations during the periods. The reserve build during the three months ended September 30, 2020, was driven by a seasonal increase in private student loan originations during the period. The reserve release during the nine months ended September 30, 2021, was primarily driven by improvements in the macroeconomic forecast, continued stable credit performance and a reduction in loan receivables outstanding during the period. The reserve build during the nine months ended September 30, 2020, was primarily driven by the unfavorable change in economic outlook resulting from the COVID-19 pandemic. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income increased for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, which was primarily due to an increase in discount and interchange revenue. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume during the period.
Total other expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in marketing and business development, other expense and professional fees. Marketing and business development increased due to accelerated growth investments primarily in card. The increase in other expense was driven by a legal accrual. The professional fees increase was driven primarily by an increase in recovery fees.
Total other expense increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in employee compensation and benefits, other expense, professional fees and marketing and business development. Employee compensation and benefits increased as a result of higher bonus accruals and higher average salaries, partially offset by lower headcount. The increase in other expense was driven by a legal accrual. The professional fees increase was driven primarily by an increase in recovery fees. Marketing and business development increased due to accelerated growth investments primarily in card.
Discover card sales volume was $47.6 billion and $130.8 billion, respectively, for the three and nine months ended September 30, 2021, which was an increase of 28.2% and 28.4%, respectively, as compared to the same periods in 2020. This volume growth was primarily driven by higher consumer spending across all spending categories, reflecting the easing of COVID-19 restrictions and continued economic expansion.
Payment Services
Our Payment Services segment reported pretax loss of $114 million and pretax income of $630 million, respectively, for the three and nine months ended September 30, 2021, as compared to pretax income of $42 million and $148 million for the same periods in 2020. The decrease in segment pretax income for the three months ended September 30, 2021, was driven by unrealized losses on equity investments. Unrealized losses on equity investments are the result of changes in the fair value of our investments in payment services entities that have actively traded stock. The increase in segment pretax income for the nine months ended September 30, 2021, was due to unrealized gains on equity investments. Unrealized gains on equity investments are the result of investments in payment services entities that are carried at fair value because the shares are actively traded. This increase was partially offset by a decrease in realized gains on the sale of equity investments during the prior period.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended September 30,		2021 vs. 2020 (Decrease) Increase		For the Nine Months Ended September 30,		2021 vs. 2020 (Decrease) Increase
	2021	2020	$	%	2021	2020	$	%
Interest income	$2,674	$2,681	$(7)	NM	$7,909	$8,335	$(426)	(5)%
Interest expense	269	416	(147)	(35)%	875	1,482	(607)	(41)%
Net interest income	2,405	2,265	140	6%	7,034	6,853	181	3%
Provision for credit losses	185	750	(565)	(75)%	(45)	4,603	(4,648)	(101)%
Net interest income after provision for credit losses	2,220	1,515	705	47%	7,079	2,250	4,829	215%
Other income	372	449	(77)	(17)%	2,117	1,411	706	50%
Other expense	1,190	1,005	185	18%	3,493	3,241	252	8%
Income before income taxes	1,402	959	443	46%	5,703	420	5,283	NM
Income tax expense	311	188	123	65%	1,321	78	1,243	NM
Net income	$1,091	$771	$320	42%	$4,382	$342	$4,040	NM

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
•The credit performance of our loans, particularly with regard to charge-offs of finance charges, which reduces interest income;
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
    Net interest income increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily driven by lower funding costs. Interest income remained flat during the three months ended September 30, 2021, as compared to the same period in 2020, due to favorable interest charge-offs offset by a lower card revolve rate. Interest expense decreased during the three months ended September 30, 2021, as compared to the same period in 2020, due to lower average market rates, a lower funding base, lower pricing on deposits and higher coupon maturities.
Net interest income increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily driven by lower funding costs, partially offset by a lower average level of outstanding loan receivables and lower yields on loans. Interest income decreased during the nine months ended September 30, 2021, as compared to the same period in 2020. This decrease was primarily due to a lower average level of card loan receivables, driven by higher payment rates, as well as lower yields on loans due to the lower market rates. Interest expense decreased during the nine months ended September 30, 2021, as compared to the same period in 2020 due to lower average market rates, a lower funding base, lower pricing on deposits and higher coupon maturities.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended September 30,
	2021			2020
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$12,192	0.16%	$3	$12,552	0.12%	$4
Restricted cash	571	0.03%	NM	775	0.09%	NM
Other short-term investments	NM	0.10%	NM	4,529	0.15%	2
Investment securities	8,431	2.09%	45	10,760	2.13%	58
Loan receivables(1)
Credit card loans(2)	69,416	12.53%	2,193	69,643	12.40%	2,171
Private student loans	9,932	7.36%	184	9,790	7.40%	182
Personal loans	6,900	12.61%	219	7,255	13.03%	237
Other loans	2,108	5.41%	30	1,734	6.25%	27
Total loan receivables	88,356	11.79%	2,626	88,422	11.78%	2,617
Total interest-earning assets	109,550	9.68%	2,674	117,038	9.11%	2,681
Allowance for credit losses	(7,020)			(8,183)
Other assets	6,430			5,981
Total assets	$108,960			$114,836
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$22,804	1.76%	101	$32,063	2.33%	188
Money market deposits(3)	8,108	0.53%	11	8,104	0.94%	19
Other interest-bearing savings deposits	41,059	0.42%	44	36,655	0.87%	80
Total interest-bearing deposits	71,971	0.86%	156	76,822	1.49%	287
Borrowings
Short-term borrowings	6	0.24%	NM	350	3.10%	3
Securitized borrowings(4)(5)	8,292	1.10%	22	12,115	1.04%	31
Other long-term borrowings(5)(6)	9,550	3.78%	91	10,426	3.60%	95
Total borrowings	17,848	2.53%	113	22,891	2.23%	129
Total interest-bearing liabilities	89,819	1.19%	269	99,713	1.66%	416
Other liabilities and stockholders' equity	19,141			15,123
Total liabilities and stockholders' equity	$108,960			$114,836
Net interest income			$2,405			$2,265
Net interest margin(7)		10.80%			10.19%
Net yield on interest-earning assets(8)		8.71%			7.70%
Interest rate spread(9)		8.49%			7.45%

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$15,725	0.12%	$14	$11,522	0.36%	$31
Restricted cash	536	0.03%	NM	544	0.48%	2
Other short-term investments	235	0.12%	NM	1,667	0.15%	2
Investment securities	9,125	2.08%	142	10,658	2.14%	171
Loan receivables(1)
Credit card loans(2)	68,522	12.59%	6,452	71,934	12.55%	6,760
Private student loans	10,044	7.38%	554	9,869	7.70%	569
Personal loans	6,953	12.73%	662	7,477	12.90%	722
Other loans	2,002	5.64%	85	1,609	6.48%	78
Total loan receivables	87,521	11.84%	7,753	90,889	11.95%	8,129
Total interest-earning assets	113,142	9.35%	7,909	115,280	9.66%	8,335
Allowance for credit losses	(7,521)			(6,991)
Other assets	6,189			5,787
Total assets	$111,810			$114,076
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$24,856	1.90%	354	$33,202	2.46%	611
Money market deposits(3)	8,151	0.53%	32	7,635	1.28%	73
Other interest-bearing savings deposits	40,760	0.43%	133	33,852	1.25%	316
Total interest-bearing deposits	73,767	0.94%	519	74,689	1.79%	1,000
Borrowings
Short-term borrowings	3	0.21%	NM	118	3.10%	3
Securitized borrowings(4)(5)	9,798	1.05%	77	13,051	1.55%	152
Other long-term borrowings(5)(6)	10,037	3.72%	279	11,193	3.91%	327
Total borrowings	19,838	2.40%	356	24,362	2.64%	482
Total interest-bearing liabilities	93,605	1.25%	875	99,051	2.00%	1,482
Other liabilities and stockholders’ equity	18,205			15,025
Total liabilities and stockholders’ equity	$111,810			$114,076
Net interest income			$7,034			$6,853
Net interest margin(7)		10.74%			10.07%
Net yield on interest-earning assets(8)		8.31%			7.94%
Interest rate spread(9)		8.10%			7.66%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $73 million and $70 million of amortization of balance transfer fees for the three months ended September 30, 2021 and 2020, respectively, and $217 million and $227 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three and nine months ended September 30, 2020.
(4)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three and nine months ended September 30, 2021 and 2020.
(5)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and nine months ended September 30, 2021 and 2020.
(6)Includes the impact of one terminated derivative formerly designated as a fair value hedge for the three and nine months ended September 30, 2021.
(7)Net interest margin represents net interest income as a percentage of average total loan receivables.
(8)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(9)Interest rate spread represents the difference between the rate on total interest-earning assets and total interest-bearing liabilities.

Loan Quality
Impact of the COVID-19 Pandemic on the Loan Portfolio
The COVID-19 pandemic and its impact on the economy have significantly affected our sales volume and credit card loan growth. We tightened standards for new accounts and for growing existing accounts across all products and reduced our marketing and customer acquisition expenditures at the onset of the pandemic. Due to the strong economic recovery from the COVID-19 pandemic-induced recession, we returned most of our underwriting criteria to pre-pandemic standards and resumed our investment in marketing and business development during the second quarter of 2021. This change in our credit underwriting, in addition to changes in consumer spending behavior, increased marketing and the re-opening of the United States economy upon expiration of COVID-19 restrictions, contributed to an increase in sales volume for the three and nine months ended September 30, 2021, when compared to the same periods in 2020. Our outstanding loan receivables as of September 30, 2021, decreased when compared to December 31, 2020, due to elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows. The decrease in outstanding loan receivables was partially offset by the robust credit card sales trends and seasonality in private student loan originations during the nine months ended September 30, 2021.
At the onset of the COVID-19 pandemic, we expanded borrower relief offerings to include Skip-a-Pay (payment deferral) ("SaP") and other loan modification programs, complementing the assistance already available through our existing loan modification programs. On August 31, 2020, we ceased offering enrollments in the SaP and other loan modification programs specifically developed in response to the COVID-19 pandemic. The accounts using these modifications as a result of the COVID-19 pandemic were evaluated for potential exclusion from the TDR designation either due to the insignificance of the concession or because they qualified for an exemption pursuant to the CARES Act. The SaP programs provided only an insignificant delay in payment on the enrolled accounts or loans and therefore those deferrals were not classified as TDRs.
Section 4013 of the CARES Act provides certain financial institutions with the option to suspend the application of accounting and reporting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the COVID-19 pandemic. Section 541 of the Omnibus and COVID Relief and Response Act extended the TDR accounting and reporting relief provided by the CARES Act through the earlier of January 1, 2022, or the date that is 60 days after the termination of the presidentially-declared national emergency. We elected to apply the option to suspend the application of accounting and reporting guidance for TDRs as provided under Section 4013 of the CARES Act and as subsequently extended. As such, the number of accounts and corresponding balances designated as a TDR for the three and nine months ended September 30, 2021 and 2020, have been favorably impacted by the exclusion of certain modifications from the TDR designation pursuant to these exemptions and are expected to remain lower than they otherwise would have been. The payment status of modified accounts excluded from the TDR designation pursuant to the CARES Act is reflected in our delinquency reporting.

The table below reflects the number and balance of both new loan modifications reported as TDRs and new loan modifications excluded from the TDR designation pursuant to the CARES Act (dollars in millions)(1):

	Accounts that entered a loan modification program and were classified as TDRs during the period		Accounts that entered a loan modification program and were exempt from the TDR designation pursuant to the CARES Act(1)
	Number of Accounts	Balances	Number of Accounts	Balances
For the Three Months Ended September 30, 2021
Credit card loans	13,964	$86	27,925	$200
Private student loans	102	$2	2,325	$46
Personal loans	888	$10	239	$3

For the Three Months Ended September 30, 2020(2)
Credit card loans	20,779	$150	80,656	$591
Private student loans	118	$2	1,922	$35
Personal loans	2,505	$33	2,193	$39

For the Nine Months Ended September 30, 2021(3)
Credit card loans	48,887	$315	97,449	$697
Private student loans	355	$7	7,038	$135
Personal loans	3,102	$38	1,177	$18

For the Nine Months Ended September 30, 2020(3)
Credit card loans	130,869	$875	155,676	$1,169
Private student loans	1,767	$32	3,416	$62
Personal loans	6,315	$83	2,431	$43

(1)SaP programs were not considered TDRs and therefore are not included in accounts excluded from the TDR designation by the CARES Act.
(2)Certain prior period amounts have been reclassified to conform to the current period presentation.
(3)As the TDR exemption pursuant to the CARES Act took effect in March 2020, the nine months ended September 30, 2021, is not comparable to the same period in 2020.
The number and balance of new credit card and personal loan modifications, including the combined total of those identified as TDRs and those exempt from the TDR designation, decreased during the three and nine months ended September 30, 2021, when compared to the same periods in 2020. The decrease in both periods is primarily due to the impacts of several rounds of government stimulus and disaster relief programs, which reduced the need for our customers to enroll in a loan modification program. The number and balance of loan modifications across all products, including the combined total of those identified as TDRs and those exempt from the TDR designation, during the three and nine months ended September 30, 2020, were favorably impacted by the utilization of SaP programs in lieu of traditional loan modification programs. Additionally, enrollments in personal loan modification programs were favorably impacted by tighter underwriting standards that were implemented in early 2020.

The following table provides the number of accounts that exited a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act and corresponding outstanding balances along with the amount of the outstanding balances that were delinquent (30 or more days past due) upon exiting the temporary loan modification program (dollars in millions)(1):

	Three Months Ended September 30, 2021
	Number of Accounts	Outstanding Balances	Balances Delinquent(2)
Credit card loans	42,067	$254	$35
Private student loans(3)	2,290	$40	NM
Personal loans(3)	1,307	$21	NM

	Nine Months Ended September 30, 2021
	Number of Accounts	Outstanding Balances	Balances Delinquent(2)
Credit card loans	155,712	$955	$129
Private student loans(3)	6,024	$106	NM
Personal loans(3)	4,101	$61	NM

(1)As the TDR exemption pursuant to the CARES Act took effect in March 2020, the nine months ended September 30, 2021, is not comparable to the same period in 2020. The number of accounts that exited a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act and corresponding outstanding balances were not meaningful for the three and nine months ended September 30, 2020.
(2)Includes balances charged off at the end of the month the account exited the temporary loan modification program. The balances charged off were not meaningful for the three and nine months ended September 30, 2021 and 2020.
(3)The private student loan and personal loan balances that were delinquent upon exiting a temporary loan modification program were not meaningful for the three and nine months ended September 30, 2021 and 2020.
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
Loan receivables consist of the following (dollars in millions):

	September 30, 2021	December 31, 2020
Credit card loans	$70,320	$71,472
Other loans
Private student loans	10,184	9,954
Personal loans	6,890	7,177
Other loans	2,148	1,846
Total other loans	19,222	18,977
Total loan receivables	89,542	90,449
Allowance for credit losses	(6,861)	(8,226)
Net loan receivables	$82,681	$82,223

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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended September 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2021	$5,409	$828	$745	$44	$7,026
Additions
Provision for credit losses(1)	178	46	(64)	—	160
Deductions
Charge-offs	(495)	(23)	(38)	—	(556)
Recoveries	206	6	19	—	231
Net charge-offs	(289)	(17)	(19)	—	(325)
Balance at September 30, 2021	$5,298	$857	$662	$44	$6,861

	For the Three Months Ended September 30, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2020	$6,491	$799	$857	$37	$8,184
Additions
Provision for credit losses(1)	604	55	49	2	710
Deductions
Charge-offs	(759)	(20)	(62)	(1)	(842)
Recoveries	155	6	13	—	174
Net charge-offs	(604)	(14)	(49)	(1)	(668)
Balance at September 30, 2020	$6,491	$840	$857	$38	$8,226

	For the Nine Months Ended September 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	(18)	61	(96)	6	(47)
Deductions
Charge-offs	(1,778)	(63)	(150)	—	(1,991)
Recoveries	603	19	51	—	673
Net charge-offs	(1,175)	(44)	(99)	—	(1,318)
Balance at September 30, 2021	$5,298	$857	$662	$44	$6,861

	For the Nine Months Ended September 30, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(3)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(2)	3,916	233	426	11	4,586
Deductions
Charge-offs	(2,480)	(62)	(224)	(1)	(2,767)
Recoveries	505	16	42	—	563
Net charge-offs	(1,975)	(46)	(182)	(1)	(2,204)
Balance at September 30, 2020	$6,491	$840	$857	$38	$8,226

(1)Excludes a $25 million and $40 million reclassification of the liability for expected credit losses on unfunded commitments for the three months ended September 30, 2021 and 2020, respectively, and $2 million and $17 million for the nine months ended September 30, 2021 and 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.
(2)Prior to the adoption of Accounting Standards Update ("ASU") No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Represents the adjustment to the allowance for credit losses due to the adoption of ASU No. 2016-13 on January 1, 2020.

The allowance for credit losses was approximately $6.9 billion at September 30, 2021, which reflects a $165 million release from the amount of the allowance for credit losses at June 30, 2021 and a $1.4 billion release from the amount of the allowance for credit losses at December 31, 2020.
The release in the allowance for credit losses between September 30, 2021 and June 30, 2021, was primarily driven by improving macroeconomic forecasts and continued stable credit performance, partially offset by modest loan growth during the period. The modest growth in loan receivables during the three months ended September 30, 2021, was driven by the robust credit card sales trends as COVID-19 restrictions continue to ease and the United States economy continues to more fully reopen. Additionally, credit card sales from new accounts and seasonality in private student loan originations contributed to an increase in ending outstanding loan receivables. The loan receivables growth was partially offset by elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows.
The release in the allowance for credit losses between September 30, 2021 and December 31, 2020, was primarily driven by improvements in the macroeconomic forecast and continued stable credit performance. The release was also partially driven by a moderate reduction in loan receivables outstanding during the period. The decrease in outstanding loan receivables, particularly credit card and personal loan receivables, and the stable credit performance, were driven by elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows. The decrease in outstanding loan receivables was partially offset by the robust credit card sales trends during the period and seasonality in private student loan originations in the third quarter of 2021.
In estimating the allowance at September 30, 2021, we used a macroeconomic forecast that projected (i) a peak unemployment rate of 6.1%, decreasing to 5.5% and 4.0% through the end of 2021 and 2022, respectively; and (ii) a 6.4% and 3.5% annualized growth in the real gross domestic product for 2021 and 2022, respectively. Labor market conditions, which historically have been an important determinant of credit loss trends, continue to improve despite the spread of the COVID-19 delta variant. However, the unemployment rate and initial and continuing jobless claims remain moderately elevated relative to pre-pandemic levels. In estimating expected credit losses, we considered the uncertainties associated with borrower behavior, payment trends and credit performance subsequent to the expiration of government stimulus programs, such as the CARES Act and ARPA, and disaster relief programs, such as foreclosure moratoriums and federal student loan and mortgage payment forbearance. During the third quarter of 2021, several disaster relief programs expired or were rescinded entirely. As the government's response to the pandemic wanes, there is uncertainty regarding the sustainability of the recent credit quality trends in our loan receivables portfolio. Accordingly, the estimation of the allowance for credit losses has required significant management judgment.
The forecast period we deemed reasonable and supportable was 18 months for all periods presented except March 31, 2020, where the forecast period was 12 months due to the uncertainty caused by the rapidly changing economic environment experienced at the onset of the COVID-19 pandemic. The 18-month reasonable and supportable forecast period was deemed appropriate based on the observed economic phase transition from recovery to expansion and the associated stabilization of macroeconomic forecasts. For all periods presented, we determined that a reversion period of 12 months was appropriate for similar reasons. Due to the uncertainties associated with borrower behavior resulting from government stimulus and disaster relief programs, we applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented with the following exceptions: at March 31, 2020 and December 31, 2019, we applied a straight-line method for all loan products. At June 30, 2020, we applied a weighted reversion method for credit card loans and a straight-line method for all other loan products.
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three months ended September 30, 2021, the provision for credit losses decreased by $550 million, or 77%, compared to the same period in 2020. For the nine months ended September 30, 2021, the provision for credit losses decreased by $4.6 billion, or 101%, compared to the same period in 2020. The decrease in both periods was primarily due to reserve releases in the current periods versus reserve builds in the prior periods and lower net charge-offs. The reserve releases during the three and nine months ended September 30, 2021, were primarily driven by favorable change in the macroeconomic outlook related to the economic impacts of the COVID-19 pandemic-induced recession and continued stable credit performance. The reserve builds during the three and nine months ended September 30, 2020, were primarily due to the unfavorable change in economic outlook resulting from the COVID-19 pandemic.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%
Credit card loans	$289	1.65%	$604	3.45%	$1,175	2.29%	$1,975	3.67%
Private student loans	$17	0.68%	$14	0.58%	$44	0.58%	$46	0.63%
Personal loans	$19	1.11%	$49	2.69%	$99	1.91%	$182	3.24%

The decreases in net charge-offs and the net charge-off rates for credit card and personal loans for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, were primarily due to the impacts of government stimulus and disaster relief programs and to a lesser extent improved collection and recovery strategies. Additionally, the net charge-offs and the net charge-off rate of personal loans for three and nine months ended September 30, 2021, were favorably impacted by tighter underwriting standards that were implemented in early 2020. The net charge-offs and net charge-off rate for private student loans remained relatively flat for the three and nine months ended September 30, 2021, when compared to the same periods in 2020, due to the impacts of government stimulus and disaster relief programs.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency and loans restructured in TDR programs (dollars in millions):

	September 30, 2021		December 31, 2020
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,040	1.48%	$1,478	2.07%
Private student loans	$158	1.55%	$138	1.39%
Personal loans	$49	0.71%	$78	1.08%

Loans 90 or more days delinquent(1)
Credit card loans	$467	0.66%	$739	1.03%
Private student loans	$36	0.35%	$28	0.28%
Personal loans	$13	0.19%	$25	0.35%

Loans not accruing interest	$232	0.24%	$243	0.26%

Troubled debt restructurings:
Credit card loans(2)(3)(4)
Currently enrolled	$888	1.26%	$1,225	1.71%
No longer enrolled	300	0.43	448	0.63
Total credit card loans	$1,188	1.69%	$1,673	2.34%
Private student loans(5)	$258	2.53%	$286	2.87%
Personal loans(6)	$197	2.86%	$222	3.09%

(1)Credit card loans that were 90 or more days delinquent at September 30, 2021 and December 31, 2020, included $58 million and $44 million, respectively, in modified loans exempt from the TDR designation under the CARES Act. Within private student and personal loans that were 90 or more days delinquent at September 30, 2021 and December 31, 2020, the respective amounts associated with modifications exempt from the TDR designation under the CARES Act were immaterial.
(2)We estimate that interest income recognized on credit card loans restructured in TDR programs was $24 million and $50 million for the three months ended September 30, 2021 and 2020, respectively, and $84 million and $181 million for the nine months ended September 30, 2021 and 2020, respectively. We do not separately track interest income on loans in TDR programs. We estimate this amount by applying an average interest rate to the average loans in the various TDR programs.
(3)We estimate that the incremental interest income that would have been recorded in accordance with the original terms of credit card loans restructured in TDR programs was $34 million and $43 million for the three months ended September 30, 2021 and 2020, respectively, and $106 million and $144 million for the nine months ended September 30, 2021 and 2020, respectively. We do not separately track the amount of incremental interest income that would have been recorded if the loans in TDR programs had not been restructured and interest had instead been recorded in accordance with the original terms. We estimate this amount by applying the difference between the average interest rate earned on non-modified loans and the average interest rate earned on loans in the TDR programs to the average loans in the TDR programs.
(4)Credit card loans restructured in TDR programs include $44 million and $94 million at September 30, 2021 and December 31, 2020, respectively, which are also included in loans 90 or more days delinquent.
(5)Private student loans restructured in TDR programs include $8 million and $6 million at September 30, 2021 and December 31, 2020, respectively, which are also included in loans 90 or more days delinquent.
(6)Personal loans restructured in TDR programs include $4 million and $6 million at September 30, 2021 and December 31, 2020, respectively, which are also included in loans 90 or more days delinquent.
The 30-day and 90-day delinquency rates in the table above include all loans, including TDRs, modified loans exempt from TDR status and prior modifications that are no longer required to be reported as TDRs. The 30-day and 90-day delinquency rates for credit card and personal loans at September 30, 2021, decreased compared to December 31, 2020, primarily due to the impacts of government stimulus and disaster relief programs. Additionally, the 30-day and 90-day delinquency rates for personal loans were favorably impacted by tighter underwriting standards that were implemented in early 2020. The 30-day and 90-day delinquency rate for private student loans at September 30, 2021, increased compared to December 31, 2020, as the impacts of government stimulus and disaster relief programs began to wane. The increase in the 30-day and 90-day delinquency rate for private student loans was partially offset by an increase in outstanding private student loan receivables resulting from seasonality in originations.
The balance of private student and credit card loans reported as TDRs decreased at September 30, 2021, compared to December 31, 2020, primarily due to the exclusion of accounts qualifying for the exemption from the TDR designation pursuant to the CARES Act and elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows.
The balance of personal loans reported as TDRs decreased at September 30, 2021, compared to December 31, 2020, due to elevated payment rates resulting from the several rounds of government stimulus and associated improvement in household cash flows. Additionally, enrollments in personal loan modification programs were favorably impacted by tighter underwriting standards that were implemented in early 2020, resulting in a lower balance of personal loans entering into our loan modification programs. To provide additional clarity with respect to credit card loans classified as TDRs, the table above presents loans that are currently enrolled in modification programs separately from loans that have exited those programs but retain that classification.
The following table provides the balance of loan receivables restructured through a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act (dollars in millions):

	September 30, 2021		December 31, 2020
	$	%	$	%
Credit card loans	$1,541	2.19%	$1,351	1.89%
Private student loans	$218	2.14%	$101	1.01%
Personal loans	$54	0.78%	$73	1.02%

We believe loan modification programs are useful in assisting customers experiencing financial difficulties and help to prevent defaults. We plan to continue to use loan modification programs as a means to provide relief to customers experiencing financial difficulties. See Note 3: Loan Receivables to our condensed consolidated financial statements for additional description of our use of loan modification programs to provide relief to customers experiencing financial hardship.
Modified and Restructured Loans
For information regarding modified and restructured loans, see "— Loan Quality — Delinquencies", "— Loan Quality — Impact of the COVID-19 Pandemic on the Loan Portfolio", "— COVID-19 Pandemic Response and Impact — Loan Receivables and Allowance for Credit Losses" and Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended September 30,		2021 vs 2020 Increase (Decrease)		For the Nine Months Ended September 30,		2021 vs. 2020 Increase (Decrease)
	2021	2020	$	%	2021	2020	$	%
Discount and interchange revenue, net(1)	$299	$238	$61	26%	$879	$691	$188	27%
Protection products revenue	43	44	(1)	(2)%	129	135	(6)	(4)%
Loan fee income	121	100	21	21%	333	304	29	10%
Transaction processing revenue	58	50	8	16%	167	143	24	17%
Unrealized (losses) gains on equity investments	(167)	—	(167)	100%	562	—	562	100%
Realized gains on equity investments	—	—	—	—%	—	79	(79)	(100)%
Other income	18	17	1	6%	47	59	(12)	(20)%
Total other income	$372	$449	$(77)	(17)%	$2,117	$1,411	$706	50%

(1)Net of rewards, including Cashback Bonus rewards, of $689 million and $514 million for the three months ended September 30, 2021 and 2020, respectively, and $1.8 billion and $1.4 billion for the nine months ended September 30, 2021 and 2020, respectively.
Total other income decreased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to unrealized losses on equity investments offset by an increase in net discount and interchange revenue and loan fee income. Unrealized losses on equity investments are the result of changes in the fair value of our investments in payment services entities that have actively traded stock. The increase in net discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume. Loan fee income increased due to lower late fee charge offs.
Total other income increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to unrealized gains on equity investments and an increase in net discount and interchange revenue. Unrealized gains on equity investments are the result of investments in payment services entities that are carried at fair value because the shares are actively traded. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume. The increase in total other income was partially offset by a decrease in realized gains on the sale of equity investments during the prior period.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		2021 vs. 2020 Increase (Decrease)		For the Nine Months Ended September 30,		2021 vs. 2020 Increase (Decrease)
	2021	2020	$	%	2021	2020	$	%
Employee compensation and benefits	$483	$471	$12	3%	$1,487	$1,390	$97	7%
Marketing and business development	210	140	70	50%	539	500	39	8%
Information processing and communications	121	111	10	9%	375	342	33	10%
Professional fees	198	151	47	31%	567	525	42	8%
Premises and equipment	23	26	(3)	(12)%	69	83	(14)	(17)%
Other expense	155	106	49	46%	456	401	55	14%
Total other expense	$1,190	$1,005	$185	18%	$3,493	$3,241	$252	8%

Total other expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in marketing and business development, other expense and professional fees. Marketing and business development increased due to accelerated growth investments primarily in card. The increase in other expense was driven by a legal accrual. The professional fees increase was driven primarily by an increase in recovery fees.
Total other expense increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in employee compensation and benefits, other expense, professional fees and marketing and business development. Employee compensation and benefits increased as a result of higher bonus accruals and higher average salaries, partially offset by lower headcount. The increase in other expense was driven by a legal accrual. The professional fees increase was driven primarily by an increase in recovery fees. Marketing and business development increased due to accelerated growth investments primarily in card.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income taxes	$1,402	$959	$5,703	$420
Income tax expense	$311	$188	$1,321	$78
Effective income tax rate	22.2%	19.6%	23.2%	18.6%

Income tax expense increased $123 million and $1.2 billion for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase in income tax expense was primarily driven by an increase in pretax income. The effective tax rate increased for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily due to tax credits having a lower rate benefit on higher pretax income.

Liquidity and Capital Resources
Impact of the COVID-19 Pandemic on Liquidity and Capital
The United States economy has made substantial progress recovering from a brief but severe recession caused by responses to the COVID-19 pandemic, with measures of aggregate output and income expanding for multiple quarters and surpassing their pre-pandemic levels. While the unemployment rate has fallen substantially from its pandemic peak, the labor market has not fully recovered from the recession. Nonfarm payroll employment and labor force participation rates, important indicators in the Federal Reserve's monetary policy considerations, remain below pre-pandemic levels. However, job openings have reached record highs, suggesting that the labor market recovery will continue.
We remain well-capitalized with capital ratios in excess of regulatory minimums and our own internal targets. Consequently, we resumed our common stock repurchase program during the first quarter of 2021. However, we maintain ample capital to finance loan receivable growth as and when customers moderate loan payment rates and continue to increase spending as the economy continues to more fully reopen from the COVID-19 pandemic.
Our level of liquid assets remains in excess of historical norms as of September 30, 2021 as consumer loan payment rates and deposit balances remain above their pre-pandemic levels. Although these factors have curtailed our need for wholesale funding, we maintain good access to all of our diverse funding channels. Credit spreads have tightened materially this year, nearing record-low levels as of September 30, 2021. We took advantage of the low-rate, tight-credit-spread environment by issuing approximately $1.8 billion of credit card asset-backed securities in September 2021.
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile to fund our business and repay or refinance our maturing obligations under normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a liquidity portfolio comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities, as well as secured borrowing capacity through private term asset-backed securitizations and Federal Home Loan Bank ("FHLB") advances. In addition, we have unused borrowing capacity with the Federal Reserve discount window, which provides another source of contingent liquidity.
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) through direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) indirectly through contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking/debit accounts. Brokered deposits include certificates of deposit and sweep accounts. In December 2020, the Federal Deposit Insurance Corporation ("FDIC") issued the final rule on revisions to its regulations on brokered deposits. Under the FDIC's final rule, our regulatory reporting must reflect changes to the categorization of deposits beginning January 1, 2022. We are evaluating those changes. In accordance with the final rule, certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships may no longer be categorized as brokered for regulatory reporting purposes in the future. At September 30, 2021, we had $62.0 billion of direct-to-consumer deposits and $10.6 billion of brokered deposits.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of the securitized credit card receivables through holdings of the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At September 30, 2021, we had $8.9 billion of outstanding public asset-backed securities and $4.0 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended September 30, 2021, the DiscoverSeries three-month rolling average excess spread was 14.92%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization-related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add additional receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of September 30, 2021, there were $24.5 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three and nine months ended September 30, 2021. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At September 30, 2021	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Scheduled maturities of long-term borrowings - owed to credit card securitization investors	$8,954	$2,560	$5,796	$598	$—

The "AAA(sf)" and "Aaa(sf)" ratings of the DCENT DiscoverSeries Class A Notes issued to date have been based, in part, on an FDIC rule, which created a safe harbor that provides that the FDIC, as conservator or receiver, will not use its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize assets transferred in connection with a securitization as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 2009. However, other legislative and regulatory developments may impact our ability or desire to issue asset-backed securities in the future.

Federal Home Loan Bank Advances
Discover Bank is a member bank of the FHLB of Chicago, one of 11 FHLBs that, along with the Office of Finance, compose the FHLB System. The FHLBs are government-sponsored enterprises of the United States of America ("U.S. GSEs") chartered to improve the availability of funds to support home ownership. As such, senior debt obligations of the FHLBs feature the same credit ratings as United States Treasury securities and are considered high-quality liquid assets for bank regulatory purposes. Consequently, the FHLBs benefit from consistent capital market access during nearly all macroeconomic and financial market conditions and low funding costs, which they pass on to their member banks when they borrow advances. Thus, we consider FHLB advances a stable and reliable funding source for Discover Bank for short-term contingent liquidity and long-term asset-liability management.
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At September 30, 2021, we had approximately $1.3 billion of borrowing capacity through the FHLB of Chicago based on the amount and type of assets pledged. As of September 30, 2021, there were no borrowings outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Private Student Loans
At September 30, 2021, $110 million of principal was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying private student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At September 30, 2021	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,422
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2022-2031	$168
Discover Bank fixed-rate senior bank notes, maturing 2023-2030	$5,350
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

Certain Discover Financial Services senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and corresponding ratings downgrade below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as United States Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At September 30, 2021, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, the FHLB of Chicago offers short-term advance structures that we may use for short-term liquidity needs. At September 30, 2021, there were no outstanding short-term advances from the FHLB.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. At September 30, 2021, we had a total committed capacity of $4.0 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of September 30, 2021, Discover Bank had $32.7 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of September 30, 2021, we have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit, primarily through Discover Bank; the purchase of investment securities for our liquidity portfolio; working capital; and debt and capital service. We assess funding uses and liquidity needs under stressed and normal operating conditions, considering primary uses of funding, such as on-balance sheet loans and contingent uses of funding, such as the need to post additional collateral for derivatives positions. To anticipate funding needs under stress, we conduct liquidity stress tests to assess the impact of idiosyncratic, systemic and hybrid (i.e., idiosyncratic and systemic) scenarios with varying levels of liquidity risk reflecting a range of stress severity.
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
When the COVID-19 pandemic emerged in 2020, rating agencies cited their expectation that the banking industry would experience heightened loan delinquencies and charge offs from deterioration in the labor market. During the second quarter of 2020, Moody’s, Standard and Poor’s and Fitch Ratings affirmed our credit ratings. Standard and Poor’s and Fitch changed the outlook on DFS' and Discover Bank's senior unsecured credit ratings from “stable” to “negative” while Moody’s retained a “stable” outlook on the credit ratings of each. On March 25, 2021, Standard and Poor's upgraded the outlook on DFS' and Discover Bank's senior unsecured debt from "negative" to "stable," recognizing better-than-expected operating performance in 2020 and our strong loss-absorbing capacity. For similar reasons, on May 3, 2021, Fitch Ratings also affirmed the credit ratings on DFS' and Discover Bank's senior unsecured debt and revised its outlook on those ratings from "negative" to "stable." Moreover, on May 27, 2021, Moody's affirmed its credit ratings for DFS and Discover Bank while upgrading its outlook on those ratings from "stable" to "positive." On July 12, 2021, Moody's upgraded Discover Bank's long-term subordinate debt rating to "Baa2" from "Baa3", driven by revisions to their Advanced Loss Given Failure analysis. The table below reflects our current credit ratings and outlooks.

	Moody's Investors Service	Standard & Poor's	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Baa3	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Positive	Stable	Stable
Discover Bank
Senior unsecured debt	Baa2	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Positive	Stable	Stable
Subordinated debt	Baa2	BBB-	BBB
Discover Card Execution Note Trust
Class A(1)	Aaa(sf)	AAA(sf)	AAA(sf)

(1)An "sf" in the rating denotes rating agency identification for structured finance product ratings.
A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. A credit rating outlook reflects an agency's opinion regarding the likely rating direction over the medium term, often a period of about a year, and indicates the agency's belief that the issuer's credit profile is consistent with its current rating level at that point in time.
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
Our primary contingent liquidity sources include our liquidity portfolio securities, which we could sell, repo or borrow against, and private securitizations with unused borrowing capacity. In addition, we could borrow FHLB advances by pledging securities to the FHLB of Chicago. Moreover, we have unused borrowing capacity with the Federal Reserve discount window, which provides an additional source of contingent liquidity. We seek to maintain sufficient liquidity to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In such an environment, we may also take actions to curtail the size of our balance sheet, which would reduce the need for funding and liquidity.
At September 30, 2021, our liquidity portfolio is comprised of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve and United States Treasury bills. Investment securities primarily included debt obligations of the United States Treasury and U.S. GSEs and residential mortgage-backed securities ("RMBS") issued by United States government agencies or U.S. GSEs. These investments are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management policies. For instance, our liquidity portfolio grew during 2020 as our customer deposits increased and our loan balances declined, reflecting consumers’ response to the COVID-19 pandemic.

At September 30, 2021, our liquidity portfolio and undrawn credit facilities were $58.0 billion, which is $5.3 billion lower than the balance at December 31, 2020. Our liquidity portfolio and undrawn credit facilities shrunk in the third quarter of 2021 due to the redemption or maturity of some of our outstanding retail notes, senior bank notes, and securitized debt and lower aggregate direct-to-consumer deposit balances resulting from reduced marketing and lower deposit pricing. During the three and nine months ended September 30, 2021, the average balance of our liquidity portfolio was $20.9 billion and $25.3 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	September 30, 2021	December 31, 2020
Liquidity portfolio
Cash and cash equivalents(1)	$11,984	$12,675
Other short-term investments	—	2,200
Investment securities(2)	7,962	9,536
Total liquidity portfolio	19,946	24,411
Private asset-backed securitizations(3)	4,000	6,000
Federal Home Loan Bank of Chicago	1,341	—
Primary liquidity sources	25,287	30,411
Federal Reserve discount window(3)	32,719	32,930
Total liquidity portfolio and undrawn credit facilities	$58,006	$63,341

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $56 million and $117 million of United States Treasury securities that have been pledged as swap collateral in lieu of cash as of September 30, 2021 and December 31, 2020, respectively.
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
We utilize a measure referred to as "Number of Months of Pre-Funding" to determine the length of time DFS can meet upcoming funding obligations, including common and preferred stock dividend payments and debt service obligations using existing cash resources. In managing this metric, we structure our debt maturity schedule to manage prudently the amount of debt maturing within a short period. See Note 7: Long-Term Borrowings to our condensed consolidated financial statements for further information regarding our debt.
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
On March 4, 2020, the Federal Reserve announced the SCB final rule, which imposes limitations on DFS' capital distributions if we do not maintain our capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. Under this rule, DFS is required to assess whether our planned capital actions are consistent with the effective capital distribution limitations that will apply on a pro-forma basis throughout the planning horizon. The SCB reflects the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter severely adverse stress scenario, plus the impact to capital of four quarters of planned common stock dividend distributions. The Federal Reserve sets and adjusts firms’ respective SCB requirements based on the results of supervisory stress tests conducted as part of the Federal Reserve’s annual CCAR. On August 5, 2021, the Federal Reserve notified DFS of its adjusted SCB requirement based on the 2021 CCAR exercise; DFS’ SCB, effective October 1, 2021, is 3.6%, a slight increase from our SCB in effect for the preceding year, which was 3.5%. DFS is required to submit an annual capital plan as part of the Federal Reserve’s capital stress test process. DFS was not subject to the supervisory stress test (also referred to as CCAR) in 2021, but will be in 2022. DFS' required 2021 capital plan submission employed a forward-looking internal assessment of income and capital under baseline and stressful conditions. The 2021 capital plan was submitted to the Federal Reserve on April 5, 2021 and covered the January 1, 2021 to March 31, 2023 forecast horizon. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information. At September 30, 2021, DFS and Discover Bank met the requirements for "well-capitalized" status under the Federal Reserve's Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At September 30, 2021, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure for different companies.

The following table provides a reconciliation of total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	September 30, 2021	December 31, 2020
Total common stockholders' equity(1)	$12,207	$9,828
Less: goodwill	(255)	(255)
Less: intangible assets, net	(1)	(95)
Tangible common equity	$11,951	$9,478

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared common stock dividends during 2021 and 2020 as follows:

Declaration Date	Record Date	Payment Date	Dividend per Share
2021
October 19, 2021	November 24, 2021	December 09, 2021	$0.50
July 20, 2021	August 19, 2021	September 02, 2021	$0.50
April 20, 2021	May 20, 2021	June 03, 2021	$0.44
January 19, 2021	February 18, 2021	March 04, 2021	$0.44

2020
October 20, 2020	November 19, 2020	December 03, 2020	$0.44
July 21, 2020	August 20, 2020	September 03, 2020	$0.44
April 21, 2020	May 21, 2020	June 04, 2020	$0.44
January 21, 2020	February 20, 2020	March 05, 2020	$0.44

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

Our Board of Directors declared Series D preferred stock dividends during 2021 as follows:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2021
July 20, 2021	September 08, 2021	September 23, 2021	$30.63
January 19, 2021(1)	March 08, 2021	March 23, 2021	$46.11

(1)The dividend includes $30.63 semi-annual dividend per depositary share plus $15.48 to account for the long first dividend period.

In light of the improved macroeconomic conditions and our strong financial results, our Board of Directors approved a new share repurchase program in July 2021. The new program authorizes up to $2.4 billion of share repurchases through March 31, 2022. This share repurchase authorization replaces our prior $1.1 billion share repurchase program, which was scheduled to expire on December 31, 2021. Our decision to repurchase additional shares of common stock will depend on our financial results, prevailing and expected economic conditions, potential regulatory limitations and other considerations. We use various methods to repurchase shares under the program, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. During the three months ended September 30, 2021, we repurchased approximately 6.5 million shares for approximately $813 million. During the nine months ended September 30, 2021, we repurchased 12.4 million shares for approximately $1.5 billion.
The amount and size of any future dividends and share repurchases will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors. The declaration and payment of future dividends and the amount thereof are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary (Discover Bank) can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or could adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
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
Contractual Obligations and Contingent Liabilities and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments. Contractual obligations at September 30, 2021, including deposits, long-term borrowings, operating lease obligations, interest payments on fixed-rate debt, purchase obligations and other liabilities, were $94.4 billion. For a description of our contractual obligations, see our annual report on Form 10-K for the year ended December 31, 2020, under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Contingent Liabilities and Commitments."
We extend credit for consumer loans, primarily arising from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At September 30, 2021, our unused credit arrangements were approximately $220.1 billion. We can terminate substantially all of these arrangements at any time and therefore the arrangements do not necessarily represent future cash requirements. The arrangements are periodically reviewed based on account usage, customer creditworthiness and loan qualification. In addition, in the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for an investment position or portfolio. We are exposed to market risk primarily from changes in interest rates.
Interest Rate Risk
We borrow money from various depositors and institutions to provide loans to our customers and invest in other assets and our business. These loans to customers and other assets earn interest, which we use to pay interest on the money borrowed. Our net interest income and, therefore, earnings will be reduced if the interest rate earned on assets increases at a slower pace than the interest rate paid on our borrowings. Changes in interest rates and our competitors' responses to those changes may influence customer payment rates, loan balances or deposit account activity. As a result, we may incur higher funding costs that could decrease our earnings.
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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At September 30, 2021, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest-rate-sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12 months. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or London Interbank Offered Rate ("LIBOR"), which will reset before the end of the next 12 months, or liabilities that have fixed rates at the fiscal period end but will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12 months, are also considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
Net interest income sensitivity requires assumptions regarding market conditions, consumer behavior and overall growth and composition of the balance sheet. The degree by which our deposit rates change when benchmark interest rates change, our deposit “beta,” is one of the most significant of these assumptions. Assumptions about deposit beta and other matters are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented below. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term interest rates relative to long-term rates, balance sheet composition, competitor actions affecting pricing decisions in our loans and deposits and strategic actions undertaken by our management.

Our current short-term interest rate risk position is modestly asset-sensitive. We believe this position is prudent given that benchmark interest rates remain well below historical levels. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At September 30, 2021		At December 31, 2020
Basis point change	$	%	$	%
+100	$158	1.59%	$153	1.55%
-100	NM	NM	NM	NM

We have not provided an estimate of any impact on net interest income of a decrease in interest rates at September 30, 2021 and December 31, 2020, as many of our interest rate sensitive assets and liabilities are tied to interest rates (i.e., Prime and Federal Funds) that are already at or near their historical minimum levels and, therefore, could not materially decrease further assuming U.S. market interest rates remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that United States market interest rates could fall below zero percent, this has never occurred in the United States.
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
•COVID-19: Coronavirus Disease 2019
•CPPA: California Privacy Protection Agency
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
•SEC: Securities and Exchange Commission
•SOFR: Secured Overnight Financing Rate
•TDR: Troubled Debt Restructuring
•USD: United States Dollar
•U.S. GSE: Government-sponsored Enterprises of the United States of America
•VIE: Variable Interest Entity

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
July 1 - 30, 2021
Repurchase program(1)	2,357,484	$121.47	2,357,484	$2,264,036,179
Employee transactions(2)	467	$123.08	N/A	N/A
August 1 - 31, 2021
Repurchase program(1)	1,978,495	$129.35	1,978,495	$2,008,117,290
Employee transactions(2)	18,294	$125.35	N/A	N/A
September 1 - 30, 2021
Repurchase program(1)	2,185,471	$123.84	2,185,471	$1,737,477,898
Employee transactions(2)	334	$122.99	N/A	N/A

Total
Repurchase program(1)	6,521,450	$124.65	6,521,450	$1,737,477,898
Employee transactions(2)	19,095	$125.25	N/A	N/A

(1)In January 2021, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1.1 billion of our outstanding shares of common stock. The program expires on December 31, 2021. In July 2021, our Board of Directors approved a new share repurchase program authorizing the purchase of up to $2.4 billion of our outstanding shares of common stock through March 31, 2022. This share repurchase authorization replaces our prior $1.1 billion share repurchase program.
(2)Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5.    Other Information
On October 28, 2021, the Company’s Board of Directors (the “Board”) approved and adopted, effective immediately, amended and restated bylaws of the Company (the “Amended and Restated Bylaws”) to: (i) provide that stockholder meetings may be held by means of remote communication; (ii) update the procedures for stockholders to call a special meeting; (iii) update the advance notice procedures for director nominations and stockholder proposals; (iv) clarify that the Board selects the chairman of a stockholder meeting in the absence of the Chairman of the Board; (v) add provisions describing how the Board will operate and take actions during an emergency (including, without limitation, a pandemic); and (vi) make certain other clarifications and administrative or conforming revisions.
The preceding summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.1 to this report and incorporated herein by reference.
Item 6.    Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Discover Financial Services, as amended and restated on October 28, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL: (1) Condensed Consolidated Statements of Financial Condition, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Changes in Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL and contained in Exhibit 101.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: October 28, 2021