Form 10-K
period 2021-12-31
Discover Financial Services
filed 2022-02-24
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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

The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $35,541,332,579.

As of February 18, 2022, there were 284,903,687 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 19, 2022 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended December 31, 2021

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

Part I.
Part I | Item 1.    Business
Introduction
Discover Financial Services (the “Company”) is a digital banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home loans and deposit products. We had $93.7 billion in loan receivables and $61.9 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2021. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the United States of America (“U.S.”) for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
In addition, the following information is available on the investor relations page of our internet site: (i) our Corporate Governance Policies; (ii) our Code of Ethics and Business Conduct; and (iii) the charters of the Audit, Compensation and Leadership Development, Nominating, Governance and Public Responsibility and Risk Oversight Committees of our Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning our principal executive offices: Discover Financial Services, Office of the Corporate Secretary, 2500 Lake Cook Road, Riverwoods, Illinois 60015, United States of America, telephone number (224) 405-0900.
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
We are principally engaged in providing products and services to customers in the U.S. However, we also receive revenue from sources outside of the U.S., including royalty and licensee revenue from our Diners Club licensees and network assessment, discount and interchange fees from our network-to-network partners (“Network Alliances”). For quantitative information concerning our geographic distribution, see Note 4: Loan Receivables to our consolidated financial statements.
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
Credit Cards
We currently offer and issue credit cards to consumers. Our credit card customers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earned on revolving credit card balances comprised approximately 82% of our total interest income for the year ended December 31, 2021. We also charge customers other fees as specified in the cardmember agreements. These may include fees for late payments, returned checks, balance transfer transactions and cash advance transactions.
Our credit card customers’ transactions in the U.S. are processed over the Discover Network. We receive discount and fee revenue from merchants with whom we have a direct relationship. Where we do not have a direct relationship with a merchant, we receive interchange and assessment fees from acquirers.
All of our cards offer rewards programs, the costs of which are generally recorded as a reduction of discount and interchange revenue. See “— Marketing — Rewards / Cashback Bonus” for further discussion of our programs offered.
The following chart* shows the Discover card transaction cycle as processed on the Discover Network:
For information on how we market our credit card loans, see “— Credit Risk Management — Account Acquisition (New Customers)” and “— Marketing.”
Private Student Loans
Our private student loans are primarily available to students attending eligible non-profit undergraduate and graduate schools. We also offer parent loans and certain post-graduate loans, including consolidation, bar study and residency loans. All of our private student loans are unsecured and have terms and conditions that vary by type of student loan. We encourage students to borrow responsibly and maximize grants, scholarships and other free financial aid before taking student loans.
Our private student loans feature fixed or variable interest rates with zero origination fees. Customers can elect to make extra payments to pay their loans off earlier than contractually scheduled without penalty. The loans can feature potential rewards, such as for earning good grades, and we also offer optional in-school payment features where students make payments while in school. The standard repayment period is 15 to 20 years, depending on the type of student loan. Private student loans may include a deferment period, during which interest continues to accrue and customers are not required to make payments while enrolled in school at least half time as determined by the school.

This period begins on the date the loan is first disbursed and ends six to nine months (depending on loan type) after the student ceases to be enrolled in school at least half time. As part of the loan approval process, all of our private student loans, except for parent, bar study, residency and private consolidation loans, are certified by and disbursed through the school to ensure students do not borrow more than the cost of attendance less other financial aid.
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
Personal Loans
Our personal loans are primarily intended to help customers consolidate existing debt, although they can be used for other purposes. These loans are unsecured with fixed interest rates, terms and payments, and have zero origination fees. The repayment period for personal loans is 3 to 7 years and there is no penalty for prepaying any portion of a personal loan balance. Customers may be subject to late fees if they have not made a minimum payment by the contractual due date.
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

Payment Services
Set forth below are descriptions of PULSE, Diners Club and our Network Partners business, which provides payment transaction processing and settlement services, among other services.
PULSE
Our PULSE network is one of the nation’s leading debit/ATM networks. PULSE links cardholders served by financial institutions to ATMs and point-of-sale (“POS”) terminals located throughout the U.S., including cardholders at financial institutions that PULSE has direct relationships and through agreements PULSE has with other debit networks. PULSE also provides cash access at ATMs internationally.
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
Network Partners Business
We have agreements with a number of financial institutions including financial technology firms, networks or Network Alliances and commercial service providers for issuance of products or processing of payments on the Discover Global Network (i.e., Discover Network, PULSE and Diners Club). We refer to these financial institutions, networks and commercial service providers as “Network Partners.” We may earn merchant discount and acquirer assessments net of issuer fees paid, in addition to other fees, for processing transactions for Network Partners. We also leverage our payments infrastructure in other ways, such as business-to-business payment processing.
Our Network Partners business is composed of Network Alliances, technology-enabled partners and our commercial payments network. Network Alliances allow Discover-enabled cards to be used at other networks’ participating merchants and allow other networks’ participating issuers’ cards to be used at Discover Network merchants. Our commercial payments network facilitates transactions and business-to-business payments between buyers and suppliers using the existing payment infrastructure of Discover Network.
The following chart* shows an example of a Network Partners transaction cycle:
* * *
The discussion below provides additional detail concerning the supporting functions of our two segments. The credit card, private student loan, personal loan, home loan and deposit products issued through our Digital Banking segment require significant investments in consumer portfolio risk management, marketing, customer service and related technology. The operation of our Payment Services segment requires that we invest in the technology to manage risk and service network partners, merchants and merchant acquirer relationships. We also make strategic investments in payment services entities to support our Payment Services segment.
Credit Risk Management
Credit risk refers to the risk of loss arising from borrower default when borrowers are unable or unwilling to meet their financial obligations to us. For all loan types, we have established a credit policy and limits that are designed to manage our exposure to credit risk. Our credit risk arising from consumer lending products is generally highly diversified across millions of accounts without significant individual exposures. We manage credit risk primarily based on customer segments and product types. See “— Risk Management” for more information regarding how we define and manage our credit and other risks.
Account Acquisition (New Customers)
We acquire new credit card customers through direct mail, internet, media advertising, merchant or partner relationships, or through unsolicited individual applications. We also acquire new private student loan, personal loan and home loan customers through similar channels. In all cases we have a rigorous process for screening applicants.
Our credit risk management and marketing teams use proprietary analytical tools to match our product offerings with customer needs and identify creditworthy prospective customers. We consider the prospective customer’s financial condition and stability, as well as ability and willingness to pay.
We assess the creditworthiness of each consumer loan applicant by evaluating an applicant’s credit information provided by credit bureaus and information from other sources. The assessment is performed using our credit scoring systems, both externally developed and proprietary. For our unsecured lending products, we also use experienced credit underwriters to supplement our automated decision-making processes. For our home loan products, experienced credit underwriters must review and approve each application.

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
Customer Assistance
We provide our customers with a variety of tools to proactively manage their accounts, including email, text message, push reminders and publicly accessible web pages dedicated to customer education, as further discussed under the heading “— Customer Service.” These tools are designed to limit a customer’s risk of becoming delinquent. When a customer’s account becomes delinquent or is at risk of becoming delinquent, we employ a variety of strategies to assist customers in preventing delinquency or returning delinquent accounts to current status.
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
Marketing
Our marketing group works closely with credit risk management to provide key functions to acquire new customers and enhance our relationships with existing customers. These key functions include product development, Cashback Bonus and other rewards programs management, protection product management, and brand and advertising management.
Product Development
To attract and retain customers and merchants, we continue to develop new programs, features and benefits and market them through various channels, including television, radio, mail and digital. Marketing efforts may promote no annual fee, Cashback Bonus and other rewards programs, FICO Credit Score for free, Freeze it, Social Security Number Alerts, New Account Alerts and balance transfer offers. By developing an extensive prospect database, using credit bureau data and using a customer contact strategy and management system, we continuously develop our modeling and customer engagement capabilities that helps optimize the product, pricing and channel selection.
Rewards / Cashback Bonus
Our cardmembers use several card products, all with no annual fee, that allow them to earn their rewards based on their purchases, which can be redeemed in any amount at any time, in general as set forth below.
•Discover it card offers a 5% Cashback Bonus in categories that change each quarter, which customers must activate each quarter, up to a quarterly maximum and a 1% Cashback Bonus on all other purchases.
•Discover it Chrome card offers a 2% Cashback Bonus at gas stations and restaurants on up to $1,000 in combined purchases each quarter and a 1% Cashback Bonus on all other purchases.

•Discover it Miles card offers 1.5 miles for every dollar spent on purchases.
•Discover it Business card offers a 1.5% Cashback Bonus on all purchases.
•Discover More card, which we no longer offer for new accounts, offers a 5% Cashback Bonus in categories that change each quarter, which customers must activate each quarter, up to a quarterly maximum. Customers earn a full 1% after they make $3,000 in purchases annually, based on their anniversary date, and 0.25% on their first $3,000 and all wholesale and discount store purchases.
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
•Payment Protection. This product allows customers to suspend their minimum payments due for up to two years, depending on the qualifying event and product level, when certain qualifying life events occur. While on this benefit, customers have no minimum monthly payment and are not charged interest, late fees or other product fees. This product covers various events, such as unemployment, disability, natural disasters and other life events, such as marriage or the birth of a child. Depending on the product level and availability under state laws, outstanding balances up to $10,000 or $25,000, are cancelled in the event of death.
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
Brand and Advertising Management
We maintain a full-service marketing department charged with delivering integrated mass and direct communications to foster customer engagement with our products and services. We also leverage strategic partnerships and sponsorship properties such as the NHL and the Big Ten Conference to help drive loan growth. Our brand team utilizes consumer insights and market intelligence to define our mass communication strategy, create multi-channel advertising messages and develop marketing partnerships with sponsorship properties. This work is performed in-house as well as with a variety of external agencies and vendors.
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
Discover Global Network Operations
We support our merchants through a merchant acquiring model that includes direct relationships with large merchants in the U.S. and arrangements with merchant acquirers generally for small- and mid-size merchants. In addition to our U.S.-based merchant acceptance locations, Discover Network cards are accepted in a growing number of countries around the world on the Diners Club network, or through reciprocal acceptance arrangements made with international payment networks (i.e., Network Alliances).
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
Our approach to technology development and management involves both third-party and in-house resources. We use third-party vendors for technology services (e.g., cloud, telecommunications, hardware and operating systems) as well as for processing and other services for our digital banking and payment services businesses. We subject each vendor to a formal approval process, which includes, among other things, a security assessment, to ensure that the vendor can assist us in maintaining a cost-effective and reliable technology platform. We use our in-house resources to build, maintain and oversee some of our technology systems. We believe this approach enhances our operations and improves cost efficiencies.
Seasonality
In our credit card business, we experience fluctuations in transaction volumes and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns around the winter holidays, summer vacations and back-to-school periods. In our private student loan business, our loan disbursements peak at the beginning of a school’s academic semester or quarter. Although there is a seasonal impact on transaction volumes and the levels of credit card and private student loan receivables, seasonal trends have not caused significant fluctuations in our results of operations or credit quality metrics between quarterly and annual periods.
Revenues in our Diners Club business are generally higher in the first half of the year as a result of Diners Club’s tiered pricing system where licensees qualify for lower royalty rate tiers as cumulative volume grows during the course of the year.
Competition
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms and payment networks, based on several factors, including brand, reputation, customer service, product and service offerings, incentives, pricing, e-commerce and digital wallet participation, and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase, Capital One and Citibank) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include no annual fees, cash rewards, conservative portfolio management and strong, 100% U.S.-based customer service. Competition based on rewards and other card features and benefits continues to be strong. Our private student loan product competes for customers with Sallie Mae and Citizens Bank, as well as other lenders that offer private student loans. Our personal loan product competes for customers primarily with financial institutions (including Citibank and American Express) and non-traditional lenders (including Lending Club). Our home loan product faces competition primarily from traditional national and regional mortgage lenders.
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
In our payment services business, we compete with other networks for volume and to attract network partners to issue credit, debit and prepaid cards on the Discover, PULSE and Diners Club networks. We generally compete on the basis of customization of services and various pricing strategies, including incentives and rebates. We also compete on the basis of issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality, customer perception of service quality, brand image, reputation and market share. The Discover and Diners Club networks’ primary competitors are Visa, MasterCard and American Express. PULSE’s network competitors include Visa’s Interlink, MasterCard’s Maestro and First Data’s STAR. American Express is a particularly strong competitor to Diners Club as both cards target international business travelers. As the payments industry continues to evolve, we are also facing increasing competition from financial technology firms and alternative payment solutions, which leverage new technologies and a customer’s existing deposit and credit card accounts and bank relationships to create payment or other fee-based solutions.
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
For more information regarding the nature of the risks we face in connection with the competitive environment for our products and services, see “Risk Factors — Strategic Business Risk.”
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
Human Capital
The success of our business is highly dependent on attracting, retaining and developing employees with the necessary skills and experience to support our customers, our business and our strategy. We employed approximately 16,700 individuals at December 31, 2021, which consisted primarily of full-time employees in the U.S. Additionally, we employ 100% of our customer service agents within the U.S., which we believe offers a distinct competitive advantage.
Our purpose-driven, people-first culture and human capital management strategy is built on a foundational set of core values and Discover Behaviors and powered by significant investments in employee learning and development, market-competitive compensation and benefits and diversity, equity and inclusion (“DE&I”). One place we see the results from our human capital strategy is in our consistently high levels of employee engagement, which we measure through employee surveys.
Employee Learning and Development
Career and skill development are important components of our talent management system. In addition to on-the-job coaching and training, we provide a range of internal professional and leadership development programs that help our employees build better teams and develop the skills to advance their careers. For example, employees can access continuing education courses that cover a variety of subjects through our training and development platform. Additionally, we support our employees’ educational goals through programs that can reimburse up to 100% of tuition at select schools.

Market-Competitive Compensation and Benefits
We offer a market-competitive compensation and benefits package to attract, retain and motivate highly qualified and diverse talent. We designed our compensation and benefits package using a pay-for-performance philosophy to reward the achievement of our financial and strategic performance goals as well as individual performance. Our total compensation and benefits package for U.S. employees includes competitive holiday and flexible paid-time-off; a 401(k) retirement savings plan with matching and company contributions that can total up to 8% of an employee’s wages per year; subsidized medical, dental, vision, disability and supplemental life insurance; paid parental and caregiver leave; adoption and surrogacy assistance; and an employee assistance program, among other benefits.
Diversity, Equity and Inclusion
DE&I is a competitive differentiator for companies and something that we seek to accentuate at Discover. At December 31, 2021, our U.S.-based employee population is composed of 61% women and 43% minorities, including 14% who self-identify as Asian, 13% as Hispanic or Latinx and 11% as Black. Our workforce diversity either meets or exceeds the workforce availability in each of the metropolitan areas where we have locations. In 2021, we opened a new operating center in the Chatham neighborhood on the south side of Chicago, Illinois.
Our Executive Committee and Board of Directors regularly review DE&I. In 2020, we established a DE&I office that is led by our VP, Chief Diversity Officer. The DE&I office supports the development, implementation, and monitoring of our enterprise-wide DE&I strategies, programs, initiatives and policies. We have multi-year north star goals for each of Diversity, Equity, Inclusion and External Impact. We strive to incorporate our DE&I principles throughout our human capital management processes, including talent acquisition, learning and development, employee relations, performance management and total rewards (including pay equity).
Pay Equity
We seek to pay our employees fairly for their work and we regularly monitor our performance, addressing pay-equity discrepancies or issues as appropriate. We regularly benchmark roles and compensation data to help ensure internal pay equity. We partner with an independent, third-party consultant to conduct a company-wide pay equity analysis that considers race, ethnicity and gender. We use this analysis to identify groups with pay discrepancies, understand the underlying drivers and implement best practices to address inequity. Based on our most recent review using this approach, women and minorities at Discover earn, on average, between $0.99 and $1.03 for every $1 earned by men and non-minorities after accounting for factors such as role, tenure, and geography.
Employee Engagement
Discover has consistently been recognized as a top place to work for its inclusivity and quality of the workplace, including the Top Workplaces USA 2022 award administered by employee engagement technology partner Energage, LLC, which recognizes companies that prioritize a people-centered culture and empower employees to have a voice in the workplace. We believe that a key to our employee strategy is establishing and maintaining employee engagement. We create, drive and improve engagement through our actions and policies. In our most recent employee survey, 84% of employees surveyed would recommend Discover as a great place to work, which places Discover among the top 25% of all companies surveyed by Glint.
Impact of the COVID-19 Pandemic on Human Capital
To curb the spread of coronavirus disease 2019 (“COVID-19”) and ensure the safety of our employees, we transitioned approximately 98% of our employees to working remotely at the onset of the COVID-19 pandemic. Previously, only a small portion of employees worked primarily from a location other than one of our offices. As the COVID-19 pandemic took hold, we prioritized maintaining our high standards of customer service and providing our employees a safe work-from-home environment while preserving their jobs, wage rates and benefits.
We have managed the risk of COVID-19 by giving all non-essential employees the choice to work from home or to come into our physical locations subject to appropriate health and safety measures and capacity limitations. Notwithstanding the shift to work-from-home, we have been able to successfully operate without significant impact to our operations or service levels. Upon the return to our physical locations, we will offer flexible work-from-home arrangements that will provide our employees the option to work remotely on a more frequent basis than before the pandemic. We will continue to monitor the impact of COVID-19 on our employees and in each of the locations where we operate, and will adjust our strategy to best protect our employees while continuing to deliver on commitments to our customers and shareholders. For more information related to the impact of the COVID-19 pandemic on Discover and our response, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Pandemic Response and Impact."
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
Accountability
We structure accountability across three lines of defense along the principles of risk management execution, oversight and independent validation. As the first line of defense, our business units seek to create, sustain and improve a particular process to achieve business outcomes through appropriate controls and monitoring, and identify and manage risks that arise from day-to-day operations as well as those driven by change. The principles apply across all businesses and risk types and guide the definition of specific roles and responsibilities.
Independence
Our second and third lines of defense, which comprises risk and control functions, operate independently of the business units. The second line of defense includes our corporate risk management (“CRM”) department, which is led by our Chief Risk Officer (“CRO”), who is appointed by our Board of Directors. The CRM department (i) oversees the establishment of enterprise-level risk management standards and policies; (ii) oversees the processes that are designed to be consistent with the size and complexity of our business, industry practices and applicable legal and regulatory requirements; and (iii) independently test business units’ compliance with applicable regulatory requirements. The CRO is accountable for providing our Board of Directors and executive management with an independent perspective on: the risks to which we are exposed; how well management is identifying, assessing and managing risk; and the capabilities we have in place to manage risks across the enterprise. Our internal audit department, as the third line of defense, performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across our Company. It also periodically reviews the design and operating effectiveness of our risk management program and processes, including the independence and effectiveness of our CRM function, and reports the results to our Audit Committee of the Board of the Directors (“Audit Committee”) and, where appropriate, the Risk Oversight Committee of the Board of Directors (“Risk Oversight Committee”).
Defined Risk Appetite
We operate within a risk appetite framework approved by our Board of Directors, which guides an acceptable level of risk-taking, considering desired financial returns, strategic goals and other stakeholder objectives. To that end, limits and escalation thresholds are set consistent with the risk appetite approved by our Board of Directors.
Transparency
We seek to provide transparency of exposures and outcomes, which is core to our risk culture. We provide this risk transparency through our risk committee structure and standardized processes for escalating issues and reporting. This is accomplished at several levels within the organization, including quarterly meetings held by our Risk Committee and quarterly reports to the Risk Oversight and Audit Committees of the Board of Directors, as well as regular reporting to our Risk subcommittees commensurate with the needs of our businesses. Further, our CRO is a member of our Executive Committee.
Enterprise Risk Management Governance Structure
Our governance structure is based on the principle that each line of business is responsible for managing risks inherent in its business with appropriate oversight from our senior management and Board of Directors. Various committees are in place to oversee the management of risks across our business. We seek to apply operating principles consistently to each committee. These operating principles are detailed in committee charters, which are approved by its parent committee. Our bank subsidiary has its own risk governance, compliance, auditing and other requirements. Our risk governance framework is designed such that bank-level risk governance requirements are satisfied as well.
Board of Directors
Our Board of Directors (i) approves certain risk management policies; (ii) approves our capital targets and goals; (iii) approves our risk appetite framework; (iv) monitors our strategic plan; (v) appoints our CRO and other risk governance function leaders, as appropriate; (vi) receives reports on any exceptions to the Enterprise Risk Management policy; and (vii) receives and reviews regulatory examination reports. The Board of Directors receives reports from the Audit Committee and Risk Oversight Committee on risk management matters and from the Compensation and Leadership Development Committee (“CLDC”) on risks associated with compensation and leadership development.
Risk Oversight Committee of our Board of Directors
Our Risk Oversight Committee is responsible for overseeing our risk management policies and the operations of our enterprise-wide risk management framework and our capital planning, liquidity risk management and resolution planning activities. The Committee is responsible for, among other things, (i) approving and periodically reviewing our risk management policies; (ii) overseeing the operation of our policies, standards and procedures for establishing our risk management governance, risk management procedures and risk-control infrastructure; (iii) overseeing the operation of processes and systems for implementing and monitoring compliance with such policies and procedures; (iv) reviewing and making recommendations to the Board of Directors, as appropriate, regarding our risk management framework, key risk management policies and our risk appetite and tolerance; (v) receiving and reviewing regular reports from our CRO on risk management deficiencies and significant risks, the status of and changes to risk exposures, policies, procedures and practices and the steps management has taken to monitor and control risk exposures; (vi) receiving reports on compliance with our risk appetite and limit structure and risk management policies, procedures and controls; and (vii) sharing information, liaising and meeting in joint session with the Audit Committee (which it may do through the Chairs of the Committees) as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
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
Compensation and Leadership Development Committee of our Board of Directors
Our CLDC is responsible for overseeing risk management associated with our compensation and leadership development practices. The Committee receives reporting regarding our compensation practices and evaluates whether these practices encourage excessive risk-taking. As a part of its reviews, the Committee considers input from our CRO and takes into account risk outcomes. The CLDC receives reporting regarding talent management practices and evaluates risks associated with leadership development and succession planning.

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
Chief Risk Officer
As a member of our senior management team, the CRO chairs our Risk Committee. In addition, the CRO has oversight responsibility to establish the CRM function with capabilities to exercise its mandate across all risk categories. Our CRO reports directly to our Risk Oversight Committee and administratively to the CEO. Our CRO provides an independent view on the key risks to which our Company is exposed to our Risk Committee, our Audit Committee, our Risk Oversight Committee and our Board of Directors.
Corporate Risk Management
The CRM department is led by the CRO and supports business units by providing objective oversight of our risk profile to help ensure that risks are managed, aggregated and reported to our Risk Committee, our Risk Oversight Committee and our Audit Committee. The CRM department participates in our Risk Committee and sub-committee meetings to provide an enterprise-wide perspective on risk, governance matters, policies and risk thresholds. The CRM department is composed of enterprise, operational, consumer credit, counterparty credit, market, liquidity, compliance,

Bank Secrecy Act/anti-money laundering, third-party, risk testing, business technology and information security and model risk functions, each of which manages the oversight of risks associated with their respective area.
Credit Risk Management
Credit Risk Management is responsible for (i) developing, validating and implementing credit policy criteria and predictive loan origination and servicing models in order to optimize the profitability of our lending activities; (ii) ensuring adherence to our credit risk policies and approval limits, and that departmental policies, procedures and internal controls are consistent with our defined standards; (iii) ensuring that we manage credit risk within approved limits; and (iv) monitoring performance for both new and existing consumer loan products and portfolios.
Legal Organization
The legal organization plays a significant role in managing our legal risk by, among other things, identifying, interpreting and advising on legal and regulatory risks. The CRM department collaborates and coordinates closely with other risk and control functions in exercising its oversight responsibilities, in particular with the legal organization. Our legal organization participates in meetings of the Risk Committee and the sub-committees of the Risk Committee in order to advise on legal and compliance risks and to inform the committees of any relevant legislative and regulatory developments. Further, our Chief Legal Officer is a member of our Executive Committee.
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
One of our key operational risks is information security, which includes cybersecurity. Our information security program is led by our Chief Information Security Officer and overseen by our Technology and Information Risk Committee. The program is designed to safeguard the confidentiality, integrity and availability of information assets. We continuously monitor the cyber threat landscape, internal threats and technological changes to ensure controls are in place to mitigate risks to the organization and our customers. In concert with our lines of business and corporate functions, our enterprise-wide incident management framework enables us to manage risk mitigation activities that stem from incidents - including governance structure and organization, an incident management program, incident management and escalation principles, requirements for testing and exercising the program, risk management principles and external reporting guidance.
Compliance Risk
Compliance risk is the risk of material financial loss, damage to reputation or negative impact on business strategies that Discover Financial Services and its subsidiaries may suffer as a result of its failure to comply with laws, regulations, rules, and key internal policies applicable to the activities of our Company. Compliance risk exposures are actively and primarily managed by our business units in conjunction with our Compliance department. Our compliance program governs the management of compliance risk and includes oversight by our Risk Committee and Compliance Committee.
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
These metrics enable monitoring of risk by business management and by measuring risk and performance data against risk appetite and KRI escalation thresholds that are updated periodically. Escalation procedures are in place to notify the appropriate governance committees in the event of any actual risk limit breaches or potential upcoming breaches. In addition to metrics, independent CRM testing also informs how well risks are managed.
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
Risk Reporting
As the constituents primarily responsible for proactively managing the risks to which they are exposed, our business units and risk and control functions periodically report to the governance committees. The CRM function is responsible for independent reporting on risk matters to various constituencies across our Company on a regular basis. The CRM department periodically provides risk management reporting to the Risk Committee, the Audit Committee, the Risk Oversight Committee and the Board of Directors.
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
Risk Management Review of Compensation
Our compensation program is grounded in a pay-for-performance philosophy, which considers performance across our Company, business segments and individual performance, as appropriate, as well as the long-term interests of our shareholders and the safety and soundness of our Company. We strive to deliver compensation that is competitive relative to our peers, and have designed our program to attract, retain and motivate our employees. In addition to being competitive in the markets that we compete for talent and encouraging employees to achieve objectives set out by our management, our compensation programs are designed to balance an appropriate mix of compensation components to align the interests of employees with the long-term interests of shareholders and the safety and soundness of our business.
The design and administration of our compensation programs provide incentives that seek to appropriately balance risk and financial results in a manner that does not incentivize employees to take imprudent risks, is compatible with effective controls and enterprise-wide risk management and is supported by strong corporate governance, including oversight by our Board of Directors and the CLDC of our Board of Directors. At least annually, the CLDC meets with the CRO to review and discuss the results of the assessment of whether our compensation plans encourage imprudent risk-taking that could threaten the value of, or have a material adverse effect on, our Company or result in a failure to comply with regulatory requirements.
Risk Appetite and Strategic Limit Structure
Risk appetite is defined as the aggregate level and the type of risks we are willing to accept or avoid in order to achieve our strategic objectives. Risk appetite expressions are consistent with our aspirations, mission statement and core values and also serve as tools to preclude business activities that could have a negative impact on our reputation.
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
Capital Planning
Risk exposures identified through the risk identification process across risk categories and risk types are consolidated to create a comprehensive risk inventory. This inventory is leveraged by a number of processes within our Company including stress scenario design, capital planning, risk appetite setting and risk modeling. The risk inventory is reviewed and approved at least annually by the Capital Planning Committee along with the Risk Committee and sub-committees to ensure transparency and comprehensive coverage of risk exposures. Our capital planning and management framework encompasses forecasting capital levels, establishing capital targets, monitoring capital adequacy against targets, maintaining appropriate contingency capital plans and identifying strategic options to deploy excess capital.

Supervision and Regulation
General
Our operations are subject to extensive regulation, supervision and examination under U.S. federal and state laws and regulations, and under the legal or regulatory frameworks of certain foreign jurisdictions. As a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act, we are subject to supervision, examination and regulation by the Federal Reserve. As a large provider of consumer financial services, we are subject to supervision, examination and regulation of the Consumer Financial Protection Bureau (“CFPB”).
Our bank subsidiary, Discover Bank, is located in the U.S. and is chartered and regulated by the Office of the Delaware State Bank Commissioner (“Delaware Commissioner”) and is also regulated by the FDIC, which insures its deposits up to applicable limits and serves as the bank’s primary federal banking regulator. Discover Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Chicago. Discover Bank offers credit card loans, private student loans, personal loans and home loans as well as certificates of deposit, savings and checking accounts and other types of deposit accounts.
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
A financial holding company and the non-bank companies under its control are permitted to engage in activities considered financial in nature, incidental to financial activities, or complementary to financial activities, if the Federal Reserve determines that such activities pose no risk to the safety or soundness of depository institutions or the financial system in general. Being a financial holding company under the Gramm-Leach-Bliley Act requires that the depository institution we control meets certain criteria, including capital, management and Community Reinvestment Act requirements. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) we are required to meet certain capital and management criteria to maintain our status as a financial holding company. Failure to meet the criteria for financial holding company status results in restrictions on new financial activities or acquisitions and could require discontinuance of existing activities that are not otherwise generally permissible for bank holding companies.
Federal Reserve regulations and the Federal Deposit Insurance Act (“FDIA”) require a bank holding company to serve as a source of strength to its subsidiary bank(s) and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations.
The Dodd-Frank Act addresses risks to the economy and the payments system, especially those posed by large systemically important financial institutions. When the Dodd-Frank Act was first signed into law, all bank holding companies with $250 billion or more in total consolidated assets became subject to enhanced prudential standards. The Dodd-Frank Act was subsequently amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) to provide the Federal Reserve with the authority to impose certain enhanced prudential standards on bank holding companies with total consolidated assets between $100 billion and $250 billion, including DFS, only after issuing a new regulation or order based on a risk-based determination. In October 2019, the federal banking agencies issued final rules that tailored the regulatory requirements in effect at that time related to capital, liquidity and enhanced prudential standards to align with the risk and complexity profiles of banking institutions with total consolidated assets of $100 billion or more. Under the final rules, which became effective December 31, 2019, DFS is considered a Category IV institution and therefore subject to the least stringent category of enhanced prudential standards for bank holding companies with at least $100 billion in total assets. Among other things, DFS is required to submit to supervisory stress tests every other year rather than annually, is no longer subject to regulations requiring DFS to submit the results of company-run capital stress tests and is no longer subject to the liquidity coverage ratio. However, DFS is still required to submit annual capital plans to the Federal Reserve and remains subject to other core components of enhanced prudential standards, such as risk-management and risk committee requirements and liquidity risk management regulations.

On January 19, 2021, the Federal Reserve finalized regulatory amendments that made targeted changes to the capital planning, regulatory reporting and stress capital buffer (“SCB”) requirements for firms subject to Category IV standards to be consistent with the regulatory tailoring framework that became effective in December 2019. Among other things, the amended rules provide Category IV institutions, including DFS, with the option to submit to supervisory stress tests during off years if they wish for the Federal Reserve to reset the stress test portion of their SCB requirement.
In 2021, DFS was required to submit a capital plan to the Federal Reserve, but was not required to and did not elect to voluntarily participate in the Federal Reserve’s 2021 Comprehensive Capital Analysis and Review (“CCAR”) stress tests. DFS’ capital plan was submitted to the Federal Reserve on April 5, 2021. The Federal Reserve used our 2021 capital plan submission to assess its capital planning process and positions and, as of August 5, 2021, announced our adjusted SCB requirement of 3.6% to reflect our planned common stock dividends. This adjusted SCB is effective as of October 1, 2021.
DFS is subject to the Federal Reserve’s supervisory rating system for large financial institutions (“LFI Rating System”). The LFI Rating System is intended to align more closely with the Federal Reserve’s current supervisory programs for large financial institutions, enhance the clarity and consistency of supervisory assessments and provide greater transparency regarding the consequences of a given rating. Under the LFI Rating System, the Federal Reserve does not provide an institution with an overall composite rating but instead evaluates and assigns ratings for each of the following three components: capital planning and positions; liquidity risk management and positions; and governance and controls. An institution subject to the LFI Rating System, such as DFS, will not be considered “well managed” under applicable regulations if it is assigned a deficient rating in any one component, which could be a barrier for seeking the Federal Reserve’s approval to engage in new or expansionary activities.
Regulatory and supervisory developments, findings and ratings could negatively impact our business strategies or require us to: limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.” See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting us. Regulatory developments could also influence our strategies, impact the value of our assets, or otherwise adversely affect our businesses. For more information regarding the regulatory environment and developments under the Dodd-Frank Act, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” and “Risk Factors.”
Capital, Dividends and Share Repurchases
DFS and Discover Bank are subject to capital adequacy guidelines adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed “well-capitalized” for other regulatory purposes. DFS and Discover Bank are required to maintain Tier 1 and total capital equal to at least 6% and 8% of our total risk-weighted assets, respectively. DFS and Discover Bank are also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 4% and a common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%. Further, under the Federal Reserve’s current capital plan requirements, DFS is required to demonstrate that under stress scenarios we will maintain each of the minimum capital ratios on a pro-forma basis throughout the nine-quarter planning horizon.
In addition to the supervisory minimum levels of capital described above, Federal Reserve rules applicable to DFS require maintenance of the following minimum capital ratios to be considered “well-capitalized” for certain purposes under Regulation Y (12 CFR 225): (i) a Tier 1 risk-based capital ratio of 6% and (ii) a total risk-based capital ratio of 10%. Our bank subsidiary is required by the FDIC’s Prompt Corrective Action rules to maintain the following minimum capital ratios to be considered “well-capitalized”: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. At December 31, 2021, DFS met all requirements to be deemed “well-capitalized” pursuant to the applicable regulations. For related information regarding our bank subsidiary see “— FDIA” below.
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
Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and its CCAR program. For the third and fourth quarters of 2020, the Federal Reserve limited covered firms’ capital distributions, including common stock dividends and repurchases, based on a formula that restricts most share repurchases and limits dividends based on average net income during the preceding four quarters. The Federal Reserve extended these restrictions, with modifications, for all covered firms through the second quarter of 2021. On March 25, 2021, the Federal Reserve extended the right to recalculate our SCB through June 30, 2021. Subsequently, on June 24, 2021, the Federal Reserve announced that our SCB requirement would not be recalculated and, effective June 30, 2021, we were authorized to make capital distributions that are consistent with the Federal Reserve’s capital rule, inclusive of our final SCB requirement of 3.5% that was previously announced by the Federal Reserve on August 10, 2020.
As discussed above, on January 19, 2021, the Federal Reserve finalized certain regulatory amendments related to capital planning, regulatory reporting and SCB requirements for Category IV bank holding companies, including DFS. Under the revised rules, we were required to submit a capital plan to the Federal Reserve in 2021 but we were not required to submit to the supervisory stress test component of the 2021 CCAR exercise. The Federal Reserve’s revised rules allow DFS and other Category IV firms to elect, at the firm’s discretion, to participate in supervisory stress tests in off years. DFS did not elect to participate this year. We submitted our annual capital plan, as required, on April 5, 2021. The Federal Reserve used our 2021 capital plan submission to assess its capital planning process and positions and, as of August 5, 2021, announced DFS’ adjusted SCB requirement of 3.6% to reflect our planned common stock dividends. This adjusted SCB is effective as of October 1, 2021.
For more information, including additional conditions and limits on our ability to pay dividends and repurchase our stock, see “— Bank Holding Company Regulation,” “Risk Factors — Operational and Other Risks — We may be limited in our ability to pay dividends on and repurchase our stock,” “Risk Factors — Operational and Other Risks — We are a holding company and depend on payments from our subsidiaries,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” and Note 17: Capital Adequacy to our consolidated financial statements.
FDIA
The FDIA imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2021, Discover Bank met all applicable requirements to be deemed “well-capitalized.”
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. Under current FDIC regulations, a bank that is less than “well-capitalized” is generally prohibited from soliciting deposits by offering an interest rate that exceeds 75 basis points over the national market average or 120 percent of the current yield on a similar maturity U.S. Treasury obligation plus 75 basis points, whichever is higher. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” As of December 31, 2021, Discover Bank met the FDIC’s definition of a “well-capitalized” institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
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
The FDIA subjects Discover Bank to deposit insurance assessments. In an effort to bolster the reserves of the Deposit Insurance Fund, the Dodd-Frank Act raised the statutory minimum reserve ratio for the Fund to 1.35% and removed the statutory cap for the designated reserve ratio (“DRR”). The FDIA requires the FDIC to designate and publish a DRR annually. For 2021, the DRR was 2.0%. The FDIC also previously amended its deposit insurance regulations in ways that have raised Discover Bank’s cost of deposit insurance. Further increases may occur in the future.
Acquisitions and Investments
Since we are a bank holding company, and Discover Bank is an insured depository institution, we are subject to banking laws and regulations that limit the types of acquisitions and investments that we can make. In addition, certain permitted acquisitions and investments that we seek to make are subject to the prior review and approval of our banking regulators, including the Federal Reserve and FDIC. Our banking regulators have broad discretion on whether to approve proposed acquisitions and investments. In deciding whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition; our financial condition and our future prospects, including current and projected capital ratios and levels; the competence, experience and integrity of our management and our record of compliance with laws and regulations; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering. Therefore, results of supervisory activities of the banking regulators, including examination results and ratings, can impact whether regulators approve proposed acquisitions and investments. For more information on recent matters affecting us, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements. For information on the regulatory environment, see “Risk Factors.”
In addition, certain acquisitions of our voting stock may be subject to regulatory approval or notice under federal or Delaware state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the Change in Bank Control Act, the Bank Holding Company Act and the Delaware Change in Bank Control provisions, which prohibit any person or company from acquiring control of us without, in most cases, the prior written approval of each of the FDIC, the Federal Reserve and the Delaware Commissioner.
Consumer Financial Services
The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Credit Card Accountability Responsibility and Disclosure Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act and the Dodd-Frank Act. These and other federal laws, among other things, prohibit unfair, deceptive and abusive trade practices, require disclosures of the cost of credit and other terms of credit and deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide privacy protections, require safe and sound banking operations, restrict our ability to raise interest rates, protect customers serving in the military and their dependents and subject us to substantial regulatory oversight. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as DFS. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services.” State and, in

some cases, local laws also may regulate in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections.
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
We are subject to additional laws and regulations affecting mortgage lenders. Federal, state and, in some instances, local laws apply to mortgage lending activities. These laws generally regulate the manner that mortgage lending and lending-related activities are conducted, including advertising and other consumer disclosures, payments for services and recordkeeping requirements. These laws include the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and various state laws. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services.”
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
Information About Our Executive Officers
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

Roger C. Hochschild	57	Chief Executive Officer and President

John T. Greene	56	Executive Vice President, Chief Financial Officer

Amir S. Arooni	57	Executive Vice President, Chief Information Officer

Daniel P. Capozzi	50	Executive Vice President, President - U.S. Cards

R. Andrew Eichfeld	52	Executive Vice President, Chief Human Resources and Administrative Officer

Carlos M. Minetti	59	Executive Vice President, President - Consumer Banking

Diane E. Offereins	64	Executive Vice President, President - Payment Services

Michael E. Roemer	59	Executive Vice President, Chief Risk Officer

Keith E. Toney	50	Executive Vice President, Data and Analytics

Wanjiku J. Walcott	51	Executive Vice President, Chief Legal Officer and General Counsel

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
Amir S. Arooni is our Executive Vice President, Chief Information Officer. He has held this role since March 2020. Prior to joining Discover, Mr. Arooni served as Chief Information Officer for NN Group in the Netherlands, a spin-off of ING. From 2001 to 2015, he held various executive roles across ING. Mr. Arooni holds Master of Science degrees from IE University in Madrid, Spain, the HEC School of Management, Paris and Oxford University, England. He also holds an M.B.A. from Erasmus University Rotterdam, the Netherlands and the University of North Carolina, Chapel Hill.
Daniel P. Capozzi is our Executive Vice President, President - U.S. Cards. He has held this role since December 2020. In October 2018, he was elected to the role of Executive Vice President, President - Credit Operations and Decision Management and also previously served as Senior Vice President, Credit and Decision Management beginning in June 2017. Since joining Discover in 2007, Mr. Capozzi has held leadership positions in the Deposits business and Corporate Finance. Prior to joining Discover, he held various leadership positions in Finance at Citibank and Bank of America. Mr. Capozzi holds a Bachelor’s degree in Business Administration from Northeastern University.

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
Carlos M. Minetti is our Executive Vice President, President - Consumer Banking. He has held this role since February 2014. Previously, he served as Executive Vice President, President - Consumer Banking and Operations (2010 to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2007 to 2010) and Executive Vice President for Cardmember Services and Chief Risk Officer (2001 to 2007). Prior to joining us, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, most recently as Senior Vice President. Mr. Minetti holds a Bachelor’s degree in Industrial Engineering from Texas A & M University and an M.B.A. from the Booth School of Business at The University of Chicago.
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
Michael E. Roemer is our Executive Vice President, Chief Risk Officer. He has held this role since July 2021 and previously served as Chief Compliance Officer beginning in March 2021 through December 2021. Prior to joining Discover, Mr. Roemer served as Chief Compliance Officer at Wells Fargo from 2018 to 2020, where he oversaw the transformation of its enterprise compliance function, focusing on regulatory remediation and improvement of compliance risk management. Before that, he was Head of Compliance at Barclays from 2014 to 2017, where he led the compliance transformation program and served as Chief Internal Auditor from 2012 to 2014. Mr. Roemer holds a Bachelor’s degree from St. John’s University and completed the Tuck Executive Program at Dartmouth College.
Keith E. Toney is our Executive Vice President, Data and Analytics. He has held this role since October 2020 and previously served as Senior Vice President, Chief Data Officer beginning in December 2019. From 2017 to 2019, Mr. Toney held leadership positions with The Hartford Financial Services Group, where he last served as Senior Vice President – Product, Data Science, and Analytics. Mr. Toney, who also served as Chief Data Scientist at Connexion Point from 2015 to 2017, has more than 20 years of information technology experience in financial services and analytics. Mr. Toney holds a Bachelor’s degree and a Master’s degree in Mathematics from Ohio State University.
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
The COVID-19 Pandemic
The COVID-19 pandemic has and may continue to have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has had an unprecedented impact on a global scale. As a result of the COVID-19 pandemic and the measures implemented to contain the pandemic, economic activity has declined both on a national and global level and unemployment has risen at a record pace and remains elevated relative to pre-pandemic levels. The depth and duration of this economic contraction is unknown and currently unpredictable. Federal and state governments and agencies have put in place programs to mitigate and respond to the impact of the pandemic. It is unclear whether the measures employed to date are exhaustive, or whether federal and state governments and agencies may take additional action that could impact our business.
The impact of the COVID-19 pandemic and the resulting economic contraction has adversely impacted and may continue to adversely impact our businesses, results of operations and financial condition. As consumers grow increasingly uncertain about the economy, lose their jobs or are unable to find work due to the COVID-19 pandemic or the implementation of measures to slow the spread of COVID-19, they may become increasingly unable or unwilling to repay their loans on time and may be less inclined to borrow or spend. In addition, consumers may be more inclined to reduce their debts and repay their loans at a greater rate than they would have previously. The duration of the pandemic and the measures to contain it and the long-term negative economic impact and increased unemployment could lead to increased customer delinquencies and charge-offs, which would cause an increase to our allowance for credit losses and would adversely affect our profitability. We had put various programs in place to assist affected borrowers during the initial onset of the pandemic. The programs generally provided borrowers with flexibility to make monthly payments, including allowing customers to skip (i.e., defer) payments without penalty, or in certain cases, accrual of interest. The ultimate effect of these programs as well as federal stimulus programs on our credit losses will not be known for some time. The impact on the U.S. economy and the consumer credit environment may continue after the COVID-19 pandemic has subsided; the pace of recovery is uncertain and unpredictable and dependent on a number of complex and interconnected factors. The speed that vaccinations are rolled out coupled with the resurgence of COVID-19 in areas where the pandemic previously appeared to have subsided or been contained only adds to the uncertainty and unpredictability of the pace of recovery.
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
At the onset of the pandemic, we transitioned nearly all of our employees and non-employee contractors to working from home. Previously, only a small portion of employees and non-employee contractors worked primarily from a location other than one of our offices. We currently give all non-essential employees the choice to work from home or to come into our physical locations subject to appropriate health and safety measures and capacity limitations. As we continue to adapt to this new way of working, we may become less effective and as a result our ability to design and implement new products, services or features may be adversely impacted. Additionally, in the event that a significant portion of our call center agents become ill due to COVID-19 or are otherwise unable to work effectively, our ability to meet our internal measures for customer service may be adversely affected. The pandemic has required us and our third-party vendors to activate certain business continuity programs and make ongoing adjustments to operations. To the extent that these plans and back-up servicing and other strategies and adjustments are either not available, insufficient or cannot be implemented in whole or in part, we may be exposed to legal, regulatory, reputational, operational, information security or financial risk. For example, if we are unable to send our customers certain required statements or disclosures due to disruptions in staffing and personnel or our back-up servicing plans, we may be exposed to legal and regulatory risk. Finally, while nearly all of our employees are working from home, we are increasingly reliant on a handful of vendors, including those with which we have no direct relationship such as our employees' internet service providers, to maintain reliable high speed access to our internal network. Failure by such third-party providers would impact our operations. Efforts by us, our vendors and their vendors to continue to adapt operations to this new environment may introduce additional vulnerabilities to our operations and information security programs and systems in ways we have not previously contemplated or otherwise prepared for.
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
As a provider of consumer financial services, our business, results of operations and financial condition are subject to the U.S. and global economic environment. As the overall economic environment in the U.S. experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans. Accordingly, the level of our nonperforming loans, charge-offs and delinquencies could rise and require additional provision for credit losses. A customer’s ability and willingness to repay us can be impacted by not only economic conditions but also a customer’s other payment obligations.

Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $8.7 billion for the year ended December 31, 2021, which was 72% of net revenues (defined as net interest income plus other income), compared to $9.0 billion for the year ended December 31, 2020, which was 81% of net revenues. Economic conditions combined with a competitive marketplace could slow loan growth, resulting in reduced revenue growth from our core digital banking business.
Financial regulatory developments have and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition.
The final rules implementing the tailoring requirements of 2018’s EGRRCPA became effective on December 31, 2019. Under the final rules, DFS is considered a Category IV institution and therefore subject to the least stringent category of enhanced prudential standards for domestic bank holding companies with at least $100 billion in total assets. However, many of the core components of the regulations implementing enhanced prudential standards remain in place. Since 2020, DFS has been subject to slightly more tailored requirements for capital stress testing, liquidity risk management and resolution planning.
Meanwhile, the majority of the provisions of the Dodd-Frank Act were unchanged by the EGRRCPA and remain in effect, including provisions governing the practices and oversight of institutions engaged in financial services activities. The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including (i) the legislative priorities of the U.S. Congress, (ii) priorities and actions of the Federal Reserve, FDIC and CFPB, (iii) implications resulting from our competitors and other marketplace participants and (iv) changing consumer behavior. For additional information regarding bank regulatory matters impacting us, see “Business — Supervision and Regulation.”
Regulatory and legislative developments, findings and actions have had and could continue to have a negative impact on our business strategies or require us to: limit, exit or modify our business practices and product offerings; restructure our products in unanticipated ways; invest more management time and resources in compliance efforts; limit the fees we charge for services; impact the value of our assets; or limit our ability to pursue certain innovations and business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “Business — Supervision and Regulation — Acquisitions and Investments.” Furthermore, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting us. It is possible that any new regulatory measures or legislation may disproportionately affect us due to our size, structure or product offerings, among other things.
Compliance expectations and expenditures have steadily and significantly increased for us and other financial services firms and are expected to continue to increase as regulators escalate their focus on controls and operational processes. We may face additional compliance and regulatory risks if we introduce new products and services or enter into new business arrangements with third-party service providers, alternative payment providers, or other industry participants. Ongoing or additional regulatory requirements may generate additional expenses or require significant time and resources to ensure compliance.
For more information regarding the regulatory environment and developments potentially impacting us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.”
Strategic Business Risk
We face competition in the credit card market from other consumer financial services providers and we may not be able to compete effectively, which could result in fewer customers and lower account balances and could materially adversely affect our financial condition, cash flows and results of operations.
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including non-traditional providers of financing and payment services such as financial technology firms, based on several factors, including brand, reputation, customer service, product offerings, incentives, pricing, e-commerce and digital wallet participation and other terms. Competition in credit cards is also based on merchant acceptance and the value provided to the customer by rewards programs and other innovations. Many credit card issuers have instituted rewards programs that are similar to ours and, in some cases, could be viewed as more attractive to customers than our programs. These competitive factors affect our ability to attract and retain customers, increase usage of our products and maximize the revenue generated by our products. In addition, because most domestically-issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. The competitive marketplace could result in slower loan growth, resulting in reduced revenue growth from our core digital banking business. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors’ actions, our financial condition, cash flows and results of operations could be materially adversely affected.
We incur considerable costs in competing with other consumer financial services providers and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results.
We incur considerable costs in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of this cost relates to marketing expenditures and rewards programs. Since 2013 our rewards rate, which represents rewards cost divided by Discover Card sales volume, has increased from less than 1% to 1.38% in 2021. We expect the competitive intensity in the rewards space to continue, which could result in a continued increase in the rewards rate. Our consumer financial services products compete primarily based on pricing, terms and service. Because of the highly competitive nature of the credit card-issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card.
Competition is intense in the credit card industry and customers may frequently switch credit cards or transfer their balances to another card. We expect to continue to invest in initiatives to remain competitive in the consumer financial services industry, including the launch of new cards and features, brand awareness initiatives, targeted marketing, online and mobile enhancements, e-wallet participation, customer service improvements, credit risk management and operations enhancements and infrastructure efficiencies. However, there can be no assurance that any of the costs we incur or incentives we offer to attempt to acquire and maintain accounts and increase usage of our products will be effective. In addition, to the extent that we offer new products, features or services to remain competitive, we may be subject to increased operational or other risks.
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
Our costs directly affect our earnings results. Many factors can influence the amount of our costs, as well as how quickly it may increase. Our ongoing investments in infrastructure, which may be necessary to maintain a competitive business, integrate newly-acquired businesses and establish scalable operations, increase our costs. In addition, as our business develops, changes or expands, additional costs can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the acquisition of new businesses. If we are unable to manage our costs successfully, our financial results will be negatively affected.
The inability to compete against other operators of payment networks and alternative payment providers could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our networks by third parties and materially reduced earnings from our payment services business.
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
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Global Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract and retain network partners who may seek out more cost-effective alternatives from both traditional and non-traditional payment services providers, which may limit our ability to maintain or grow revenues from our proprietary network. In addition, competitors’ settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. Competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies have adversely affected and are expected to continue to adversely affect our PULSE network’s business practices, network transaction volume, revenue and prospects for future growth and entry into new product markets. Visa has entered into arrangements with some merchants and acquirers that have, and are expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act’s network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s business practices and may materially adversely affect its network transaction volume and revenue. PULSE has a pending lawsuit against Visa with respect to these competitive concerns. PULSE’s transaction processing revenue was $227 million and $195 million for the years ended December 31, 2021 and 2020, respectively.
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
In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to retain and attract network partners and maintain or increase the revenues generated by our proprietary card-issuing business or our PULSE business may be materially adversely affected. Additionally, competitors may develop data security solutions, which as a consequence of the competitors’ market power, we may be forced to use. In that case, our business may be adversely affected as they may be better positioned to absorb the costs over higher volumes or a larger customer base.
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
We continue to make progress toward, but have not completed, achieving global card acceptance for the Discover Global Network since we acquired the Diners Club network and related assets in 2008. Achieving global card acceptance would allow our customers, including third-party issuers leveraging the network, to use their cards at merchant and ATM locations around the world.
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
The failure to manage the risks of our student loan portfolio and the student lending environment could result in our inability to sustain and grow our student loan portfolio.
The long-term success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations, including the transition away from London Interbank Offered Rate (“LIBOR”), and expenses of our student loan portfolio, as well as the growth of our student loan originations. Our student loan strategy is also impacted by external factors such as the overall economic environment, a competitive marketplace and a challenging regulatory environment for private student loans and student loans generally. For more information on the regulatory environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” and Note 19: Litigation and Regulatory Matters to our consolidated financial statements.
There are several challenges to managing and growing our private student loan business in the future, including (i) economic weakness, (ii) new changes from federal and state legislation or prudential regulations, or other government and regulatory focus on higher education costs, student lending and student loan servicing; and (iii) competitive factors, such as competition from non-traditional lenders including financial technology firms. Examples of these challenges include the recent legislative focus on federal student loan debt forgiveness in bankruptcy and legislative proposals in a number of states and the District of Columbia imposing new requirements on student loan servicing. These challenges may require us to restructure our private student loan products in ways we may not currently anticipate. In addition, changes that adversely affect the private student loan market generally may negatively impact the profitability and growth of our student loan portfolio.
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
We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business that we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management’s time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Additionally, any acquisition or investment may expose us to increased information security risk as we integrate new systems that we may not be as familiar with or bring them in line with the requirements of our information security and business continuity programs. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs. As a result, our business, reputation and financial condition may be harmed.
Credit, Market and Liquidity Risk
The failure to successfully manage credit risk, which may result in high delinquency and charge-off rates, could materially adversely affect our business, profitability and financial condition.
As a lender, we are exposed to the risk that our borrowers will be unable or unwilling to repay the principal of, or interest on, loans in accordance with their terms. We seek to grow our loan receivables while maintaining quality credit performance. Our success depends on our ability to manage credit risk while attracting new customers with profitable usage patterns. We select customers, manage their accounts and establish terms and credit limits using externally developed and proprietary scoring models and other analytical techniques designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging customers to use their available credit. The models and approaches we use may not accurately predict future charge-offs due to, among other things, inaccurate assumptions. While we continually seek to improve our assumptions and models, we may make modifications that unintentionally cause them to be less predictive or incorrectly interpret the data produced by these models in setting our credit policies.
At December 31, 2021 and 2020, $800 million, or 0.85%, and $1.0 billion, or 1.08%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest plus loans not accruing interest). Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by household, business, economic, and market conditions that may be difficult to predict. When these conditions deteriorate, we may experience reduced demand for credit and increased delinquencies or defaults, including loans which we have securitized and in which we retain a residual interest. The level of nonperforming loans, charge-offs and delinquencies could rise and require additional provision for credit losses. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels or that our allowance for credit losses will be sufficient to cover actual losses.
A customer’s ability and willingness to repay us can be impacted by changes in their employment status, increases in their payment obligations to other lenders and by restricted availability of credit to consumers generally. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. In addition, we may fail to quickly identify customers who are likely to default on their payment obligations and reduce our exposure by closing credit lines and restricting authorizations, which could adversely impact our financial condition and results of operations. Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, as well as inadequate collections staffing, resources, techniques and models. There can be no assurance that we will be able to grow the loan receivables portfolio in accordance with our strategies or manage credit and other risks associated with the loan products. Our failure to manage credit and other risks may materially adversely affect profitability and the ability to grow the loan receivables portfolio and further diversify the business.

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially adversely impact our business, results of operations and overall financial condition.
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could limit financial flexibility and result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $15 billion as of December 31, 2021, compared to $24.4 billion as of December 31, 2020. Our total contingent liquidity sources amounted to $52.9 billion as of December 31, 2021, compared to $63.3 billion as of December 31, 2020. As of December 31, 2021, our total contingent liquidity sources consisted of $15 billion in our liquidity portfolio, $3.5 billion of undrawn capacity in private securitizations, $150 million in borrowing capacity with the FHLB of Chicago and $34.3 billion in incremental Federal Reserve discount window capacity.
In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the volatility experienced in the capital and credit markets at the onset of the COVID-19 pandemic, may limit our ability to repay or replace maturing liabilities in a timely manner. As such, we may be forced to delay the acquisition of additional funding or be forced to issue or raise funding at undesirable terms and/or costs, which could decrease profitability and significantly reduce financial flexibility. Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.
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
A major source of our funds is customer deposits, primarily in the form of savings accounts, certificates of deposits, money market accounts and checking accounts. We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $61.9 billion in deposits acquired directly or through affinity relationships and $10.5 billion in deposits originated through securities brokerage firms as of December 31, 2021, compared to $63.5 billion and $13.4 billion, respectively, as of December 31, 2020. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be, significantly affected by general economic conditions. Competition from other financial services firms that use deposit funding, the rates and services we offer on our deposit products and our ability to maintain a high-quality customer experience may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by various factors, including factors beyond our control, such as perceptions about our reputation, brand, financial strength; quality of deposit servicing or branchless banking generally, which could reduce the number of consumers choosing to place deposits with us; third parties continuing or entering into affinity relationships or marketing arrangements with us; disruptions in technology services or the internet, generally; or third-party securities brokerage firms continuing to offer our deposit products. Furthermore, while there are limitations on withdrawal frequency on certain deposit accounts, customers may withdraw deposits to ensure that their deposits are fully insured or make investments that have a higher yield. If our customers withdraw their deposits, our funding costs may increase, which may reduce our net interest income and net income.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiary. In certain circumstances, the FDIA prohibits insured banks, such as our subsidiary Discover Bank, from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 17: Capital Adequacy to our consolidated financial statements for more information. While Discover Bank met the FDIC’s definition of “well-capitalized” as of December 31, 2021 and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our credit card receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables as a significant source of funding as well as for contingent liquidity. The securitization of credit card receivables involves the transfer of credit card receivables to a trust, the transfer of the beneficial interest in those credit card receivables to a second trust through a special purpose entity and the issuance by the second trust of notes to third-party investors collateralized by the beneficial interest in the transferred credit card receivables. Our average level of credit card securitized borrowings from third parties was $9.5 billion and $12.2 billion for the years ended December 31, 2021 and 2020, respectively. There can be no assurance that we will be able to complete additional credit card securitization transactions if the credit card securitization market experiences significant and prolonged disruption or volatility.
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
Our liquidity and cost of funds would be materially adversely affected by the occurrence of events that could result in the early amortization of our existing credit card securitization transactions. Our credit card securitization transactions are structured as “revolving transactions” that do not distribute to securitization investors their share of monthly principal payments received on the underlying receivables during the revolving period and instead use those principal payments to fund the purchase of new credit card receivables. The occurrence of an “early amortization event” may result in termination of the revolving periods of one or more of our securitization transactions, which would require us to repay the affected outstanding securitized borrowings out of principal collections without regard to the original payment schedule. Early amortization events include, for example, insufficient cash flows in the securitized pool of credit card receivables to meet contractual requirements (i.e., excess spread less than zero) and certain breaches of representations, warranties or covenants in the agreements relating to the securitization transactions. For more information on excess spread, see Note 5: Credit Card and Private Student Loan Securitization Activities to our consolidated financial statements. An early amortization event would negatively impact our liquidity and require us to rely on alternative funding sources, which may or may not be available at the time or may be less efficient and more expensive. An early amortization event also could impact our ability to access the undrawn secured credit facilities that we maintain for contingent liquidity purposes. Additionally, the occurrence of an early amortization event with respect to any of our securitization transactions may adversely impact investor demand for notes issued in our future credit card securitization transactions.
Our credit card securitization structure includes a requirement that we accumulate principal collections into a restricted account in the amount of scheduled maturities on a pro rata basis over the 12 months prior to a security’s maturity date. We have the option under our credit card securitization documents to shorten this accumulation period, subject to the satisfaction of certain conditions. Historically, we have exercised this option to shorten the accumulation period to a few months prior to maturity. If we were to determine that the payment rate on the underlying credit card receivables would not support a short accumulation period, we would need to begin accumulating principal cash flows earlier than we have historically. A lengthening of the accumulation period could negatively impact our liquidity, requiring management to implement mitigating measures. During periods of significant maturity levels, absent management actions, the lengthening of the accumulation period could materially adversely affect our financial condition.
A downgrade in the credit ratings of our or our subsidiaries’ securities could materially adversely affect our liquidity, results of operations and financial condition.
We, along with Discover Bank, are regularly evaluated by the ratings agencies. Their ratings for our long-term debt and other securities, including asset-backed securities issued by our securitization trusts, are based on a number of factors that may change from time to time, including our financial strength as well as factors that may not be within our control. Factors that affect our unsecured credit ratings include, but are not limited to, the macroeconomic environment in which we operate and the credit ratings of the U.S. government, the credit quality and performance of our assets, the amount and quality of our capital, the level and stability of our earnings and the structure and amount of our liquidity. In addition to these factors, the ratings of our asset-backed securities are also based on the quality of the underlying receivables and the credit enhancement structure of the trusts. Downgrades in our ratings, those of Discover Bank or our asset-backed securities could occur at any time and without notice by any of the rating agencies, which could, among other things, materially adversely affect our cost of funds, access to capital and funding and overall financial condition. There can be no assurance that we will be able to maintain our current credit ratings or that our credit ratings will not be lowered or withdrawn.
We may not be successful in managing the investments in our liquidity investment portfolio and investment performance may deteriorate due to market fluctuations, which would adversely affect our business and financial condition.
We must effectively manage the risks of the investments in our liquidity investment portfolio, which is composed of cash and cash equivalents and high-quality liquid investments. The value of our investments may be adversely affected by market fluctuations including changes in interest rates, prices, prepayment rates, credit risk premiums and overall market liquidity. Also, investments backed by collateral could be adversely impacted by changes in the value of the underlying collateral. In addition, economic conditions may cause certain of the obligors, counterparties and underlying collateral on our investments to incur losses of their own or default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, thereby increasing our credit risk exposure to these investments. These risks could result in a decrease in the value of our investments, which could negatively impact our financial condition. These risks could also restrict our access to funding. While the securities in our investment portfolio are currently limited to obligations of high-quality sovereign and government-sponsored issuers, we may choose to expand the range of our investments over time, which may result in greater fluctuations in market value. While we expect these investments to be readily convertible into cash and do not believe they present a material increase to our risk profile or will have a material impact on our risk-based capital ratios, they are subject to certain market fluctuations that may reduce the ability to fully convert them into cash.
Changes in the level of interest rates could materially adversely affect our earnings.
Changes in interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. Benchmark interest rates may rise during 2022 as many financial market participants expect the Federal Reserve to raise its federal funds rate target and reduce other forms of accommodative monetary policy in response to strong macroeconomic growth and higher inflation rates, resulting in increased borrowing costs for consumers, businesses and governments. Higher interest rates could negatively impact our customers as total debt service payments would increase, impede our ability to grow our consumer lending businesses and increase the cost of our funding, which would put us at a disadvantage as compared to some of our competitors that have less expensive funding sources.
Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest and we are not able to increase the rate on those loans to offset any higher cost of funds, which could materially reduce earnings. At the same time, some of our variable-rate loan receivables may be subject to a cap, exposing us to interest-rate risk. In addition, we utilize a combination of fixed- and variable-rate funding from various sources, and we may use derivative instruments to hedge the liabilities. However, timing mismatches between loan receivable growth and funding procurement could expose us to interest-rate risk.

Additionally, we have a number of variable-rate student loans, interest rate swaps and capital markets securities with attributes that are either directly or indirectly dependent on LIBOR. On July 27, 2017, the UK Financial Conduct Authority (“FCA”) announced that it would no longer encourage or compel banks to continue contributing quotes and maintaining LIBOR after 2021. On March 5, 2021, the FCA announced the future cessation and loss of representativeness for all LIBOR benchmark settings. While non-U.S. dollar (“USD”) and several less frequently referenced USD LIBOR settings ceased publication immediately after December 31, 2021, commonly referenced USD LIBOR settings will cease publication immediately after June 30, 2023. However, U.S. banking regulators have directed banks to cease entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021. On July 29, 2021, the Alternative Reference Rates Committee (“ARRC”) announced its recommendation of forward-looking term rates based on SOFR as additional alternative reference rate options. For more information regarding our transition from LIBOR to SOFR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Banking — London Interbank Offered Rate.”
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
Management of our risks in some cases depends upon the use of analytical and/or forecasting models. We use a variety of models to manage and inform decision-making with respect to customers and for the measurement of risk including credit, market and operational risks and for our finance and treasury functions. Models used by Discover can vary in their complexity and are designed to identify, measure and mitigate risks at various levels such as loan-level, portfolio segments, entire portfolios and products. These models use a set of computational rules to generate numerical estimates of uncertain values to be used for assessment of price, financial forecasts and estimates of credit, interest rate, market and operational risk. These models and the quality of their outputs are dependent on the quality and accuracy of the data loaded into the models. To the extent that the quality and integrity of that data is compromised, the models could result in inaccurate forecasts, ineffective risk management practices or inaccurate risk reporting. All models carry some level of uncertainty that introduces risks in the estimates.
If the models that we use to mitigate risks are inadequate or do not accurately predict future outcomes, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework and models do not effectively identify or mitigate our risks, we could suffer unexpected losses and our financial condition and results of operations could be materially adversely affected.
If the security of our systems, or the systems of third parties we rely upon, is compromised, our business could be disrupted and we may be subject to significant financial exposure, liability and damage to our reputation.
Our digital banking and network operations rely heavily on the secure processing, storage and transmission of confidential or sensitive information about us, our customers and third parties with whom we do business. Information security risks for financial institutions have increased and continue to increase in part because of the proliferation of new technologies, the use of the internet and cloud, mobile and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, activists, hackers, terrorist organizations, nation state actors and other external parties. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems (including third parties) to disclose confidential or sensitive information in order to gain access to our data or that of our customers.
Our technologies, systems, networks and software, those of other financial institutions and other firms (such as hardware vendors, cloud providers and others), have been, and are likely to continue to be, the target of increasingly frequent cyber-attacks, malicious code, ransomware, denial of service attacks, phishing and other social engineering, other remote access attacks and physical attacks that could result in unauthorized access, misuse, loss, unavailability or destruction of data (including confidential customer information), account takeovers, identity theft and fraud, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from technological failure or otherwise. Further, the risk of these types of threats may be increased to the extent employees work remotely on a more frequent basis than prior to the COVID-19 pandemic.
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
•We rely on many third-party service providers and network participants, including merchants, and, as such, a security breach or cyber-attack affecting one of these third parties could impact us. For example, the financial services industry continues to see attacks against the environments where personal and identifiable information is handled. For additional information see the risk factor “— Failure to manage our relationships with third-party service providers could result in our revenue or results of operations being materially adversely affected.”
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
Discover card net transaction dollar volume was concentrated among our top 100 merchants in 2021, with our largest merchant accounting for approximately 5% of that net transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2021, with our largest merchant accounting for approximately 18% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand and could cause customer attrition. In addition, some of our merchants, primarily our remaining small- and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
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
Political, economic or other instability in a country or geographic region, or other unforeseen or catastrophic events, could adversely affect our business activities and reduce our revenue.
Geopolitical events, natural disasters, extreme weather-related events or other catastrophic events, including terrorist attacks and pandemics, may have a negative effect on our business and infrastructure, including our information technology systems. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events and other natural disasters. Our Diners Club network, concentrated primarily on serving the global travel industry, could be adversely affected by a number of factors including international conditions, travel restrictions, pandemics or negative perceptions about the safety of travel that may result in an indefinite decline in consumer or business travel activity. Armed conflict, public health emergencies, natural disasters, political instability or terrorism may have a significant and prolonged negative effect on travel activity and related revenue. The COVID-19 pandemic has adversely affected, among other things, our Diners Club network, travel activity and related revenue. Although a regionalized event or condition may primarily affect one of our network participants, it may also affect our overall network and card activity and our resulting revenue. Overall network and card transaction activity may decline as a result of concerns about safety or disease or may be limited because of economic conditions that result in spending, including on travel, to decline. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition or results of operations.
Fraudulent activity associated with our products or our networks could cause our brands to suffer reputational damage, the use of our products to decrease and our fraud losses to be materially adversely affected.
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to increase for the financial services industry in general. Credit and debit card fraud, identity theft and electronic-transaction related crimes are prevalent and perpetrators are growing ever more sophisticated. While we have policies and procedures designed to address such risk, there can be no assurance that losses will not occur. Our resources, customer authentication methods and fraud prevention tools may be insufficient to accurately predict, prevent or detect fraud. We incurred fraud losses and other charges of $92 million and $96 million during the years ended December 31, 2021 and 2020, respectively.
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
The effect of technological changes on our business is both rapid and unpredictable. We depend, in part, on third parties for the development of and access to new technologies. We expect that new services and technologies relating to the payments business will continue to appear in the market and these new services and technologies may be superior to, or render obsolete, the technologies that we currently use in our products and services. Rapidly evolving technologies and new entrants in mobile and emerging payments pose a risk to us both as a card issuer and as a payments business. As a result, our future success may be dependent on our ability to identify and adapt to technological changes and evolving industry standards and to provide payment solutions for our customers, merchants and financial institution customers.
The process of developing new products and services or enhancing our existing products and services is complex, costly and uncertain. Difficulties or delays in the development, production, testing and marketing of new products or services may be caused by a number of factors including, among other things, operational, capital and regulatory constraints. The occurrence of such difficulties may affect the success of our products or services. Developing unsuccessful products and services could result in financial losses as well as decreased capital availability. In addition, the new products and services offered may not be adopted by consumers, merchants or financial institution customers. Also, the success of a new product or service may depend upon our ability to deliver it on a large scale, which may require a significant capital investment that we may not be in a position to make. If we are unable to successfully introduce and support new income-generating products and services while also managing our expenses, it may impact our ability to compete effectively and materially adversely affect our business, financial condition and results of operations.
Failure to manage our relationships with third-party service providers could result in our revenue or results of operations being materially adversely affected.
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
At the onset of the COVID-19 pandemic, we transitioned nearly all of our employees and non-employee contractors to working from home. As a result, we have grown increasingly dependent on third-party service providers, including those with which we have no direct relationship, such as our employees’ internet service providers. Furthermore, many of our third party vendors transitioned to working from home. If these third-parties experience disruptions due to the COVID-19 pandemic or government measures taken in response to the pandemic, or terminate their agreements due to force majeure drivers related to COVID-19, our operations may be interrupted or negatively impacted.
If our key technology platforms become obsolete, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue or results of operations could be materially adversely affected.
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
As an issuer and merchant acquirer in the U.S. on the Discover Network and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2021 and 2020.
Damage to our reputation could negatively affect our business and brand.
In recent years, financial services companies have experienced increased reputational risk as consumers protest and regulators scrutinize business and compliance practices of such companies. Maintaining a positive reputation is critical to attracting and retaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct; a breach of our or our service providers’ cybersecurity defenses; litigation or regulatory outcomes; failing to deliver minimum standards of service and quality; compliance failures; and the activities of customers, business partners and counterparties. Social media also can cause harm to our reputation. By its very nature, social media can reach a wide audience in a very short amount of time, which presents unique corporate communications challenges. Negative or otherwise undesirable publicity generated through unexpected social media coverage can damage our reputation and brand. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects. There has also been increased focus on topics related to environmental, social and corporate governance policies, and criticism of our policies in these areas could also harm our reputation and/or potentially limit our access to some forms of capital or liquidity.

We may be unsuccessful in promoting and protecting our brands or protecting our other intellectual property, or third parties may allege that we are infringing their intellectual property rights.
The Discover, PULSE and Diners Club brands have substantial economic and intangible value. Our success is dependent on our ability to promote and protect these brands and our other intellectual property. Our ability to attract and retain customers is highly dependent upon the external perception of our Company and brands. We strategically license our trademarks to business partners and network participants, some of whom have contractual obligations to promote and develop our brands. For example, the Discover card brand is now being issued by certain Diners Club licensees in their local markets. If our business partners do not adhere to contractual standards, engage in improper business practices, or otherwise misappropriate, misuse or diminish the value of our brands or our other intellectual property, we may suffer reputational and financial damage. If we will not be able to adequately protect our brands, our proprietary information and other intellectual property, our business success may be adversely affected. In addition, third parties may allege that our marketing, processes or systems may infringe upon their intellectual property rights. Given the potential risks and uncertainties of such claims, our business could be adversely affected by having to pay significant monetary damages, technology development expenses or licensing fees, and we may have to alter our business practices or be prevented from competing effectively.
Laws, regulations and supervisory guidance and practices, or the application thereof, may adversely affect our business, financial condition and results of operations.
We must comply with an array of banking, consumer lending and payment services laws and regulations in all jurisdictions in which we operate as described more fully in “Business — Supervision and Regulation”, the risk factor entitled "— Financial regulatory developments have and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” In addition, we are subject to inquiries and enforcement actions from states’ attorney general offices and regulation by the Federal Trade Commission, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. We also are subject to the requirements of entities that set and interpret accounting standards (such as the Financial Accounting Standards Board (“FASB”), the SEC, banking regulators and our independent registered public accounting firm), which may add new requirements or change their interpretations on how standards should be applied. Guidance not yet issued could potentially have a material impact on business lines, as well as how we record and report our financial condition and results of operations, and could have an impact on regulatory capital.
Failure to comply with laws, regulations and standards could lead to adverse consequences such as financial, structural, reputational and operational penalties, including our bank subsidiary being placed in receivership, litigation exposure and disgorgement and fines (as described further below). For example, failure to comply with anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and other laws regarding corporate conduct, can expose us and/or individual employees to severe criminal and civil penalties.
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
Legal or regulatory pronouncements relating to consumer privacy, data use and security affect our business. We are subject to a number of laws concerning consumer privacy and data use and security such as the European Union’s General Data Privacy Regulation and the California Consumer Privacy Act. Due to recent consumer data compromise events in the U.S., which resulted in unauthorized access to millions of customers’ data, these areas continue to be a focus of the U.S. Executive Branch and Congress, state legislators and attorneys general and other regulators. Developments in this area, such as new laws, regulations, regulatory guidance, litigation or enforcement actions, could result in new or different requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. See the discussion on recent security developments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” for more information. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information or the failure to provide timely notification of a disclosure, could result in litigation, fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.
Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses, oversight and reputation risk.
Consumer banking and payment services institutions have historically been subject to significant legal actions, both from private and government litigants. In addition to regulatory actions, private litigants may include class action lawsuits and commercial, shareholder and patent litigation. Many of these actions have included claims for substantial compensatory, statutory or punitive damages. In addition, we have been and may again be involved in various actions or proceedings brought by governmental regulatory and enforcement agencies, which could cause reputational harm, require changes to business activities and product offerings, or subject us to significant fines, penalties, customer restitution or other requirements, resulting in increased expenses. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on current matters affecting us.
Historically, we have offered customers an arbitration clause in agreements to quickly and economically resolve disputes. The arbitration clause has, in some cases, also limited our exposure to consumer class action litigation, while still being able to resolve individual customer disputes. However, there is no guarantee that we will be able to continue to offer arbitration clauses in the future or that we will be successful in enforcing the arbitration clause in court. Legal challenges to the enforceability of these clauses may cause us to discontinue their use. In addition to court enforceability uncertainty, there have been bills pending in the U.S. Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses in some or all consumer banking products.
We may be limited in our ability to pay dividends on and repurchase our stock.
We increased our quarterly common stock dividend in 2021 to $0.50 per share, an increase of $0.06 per share from the previous rate of $0.44 per share and repurchased approximately 6.2% of our outstanding common stock under our share repurchase program in 2021. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon regulatory limitations imposed by the Federal Reserve and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases.” Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid on or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
We are a holding company and depend on payments from our subsidiaries.
Discover Financial Services, our parent holding company, depends on dividends, distributions and other payments from its subsidiaries, particularly Discover Bank, to fund its dividend payments, share repurchases, payments on its obligations, including debt obligations, and to provide funding and capital as needed to its operating subsidiaries. Banking laws and regulations and our banking regulators may limit or prohibit our transfer of funds freely, either to or from our subsidiaries, at any time. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations or otherwise achieve strategic objectives. For more information, see “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases.”
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
•difficulty obtaining regulatory approval for financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies;
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
•the effect of political, economic and market conditions, geopolitical events, climate change and unforeseen or catastrophic events;
•our ability to introduce new products or services;
•our ability to manage our relationships with third-party vendors, as well as those with which we have no direct relationship such as our employees’ internet service providers;
•our ability to maintain current technology and integrate new and acquired systems and technology;
•our ability to collect amounts for disputed transactions from merchants and merchant acquirers;
•our ability to attract and retain employees;
•our ability to protect our reputation and our intellectual property;
•our ability to comply with regulatory requirements; and
•new lawsuits, investigations or similar matters or unanticipated developments related to current matters.

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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal properties are located in the U.S. and include our corporate headquarters, our call centers and a processing center. Our corporate headquarters is used by both our Digital Banking and Payment Services segments and the call centers and processing center largely support our Digital Banking segment. Our call centers and processing center are being utilized to a reasonable capacity. We believe our principal facilities are both suitable and adequate to meet our current and projected needs. We also have various offices located outside the U.S. that primarily support our Payment Services segment.
Item 3.    Legal Proceedings
For a description of legal proceedings, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.
Item 4.    Mine Safety Disclosures
None.

Part II.
Part II | Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (ticker symbol DFS). The approximate number of record holders of our common stock as of February 18, 2022 was 39,980.
Issuer Purchases of Equity Securities
The following table sets forth information regarding employee transactions that were made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
October 1-31, 2021
Repurchase program(1)	2,257,543	$126.62	2,257,543	$1,451,637,969
Employee transactions(2)	249	$123.87	N/A	N/A
November 1-30, 2021
Repurchase program(1)	2,055,783	$116.37	2,055,783	$1,212,397,266
Employee transactions(2)	8,197	$115.33	N/A	N/A
December 1-31, 2021
Repurchase program(1)	2,168,583	$113.04	2,168,583	$967,271,177
Employee transactions(2)	11,138	$112.28	N/A	N/A

Total
Repurchase program(1)	6,481,909	$118.02	6,481,909	$967,271,177
Employee transactions(2)	19,584	$113.71	N/A	N/A

(1)In January 2021, our Board of Directors approved a share repurchase program authorizing up to $1.1 billion of share repurchases. In July 2021, our Board of Directors approved a new share repurchase program authorizing the purchase of up to $2.4 billion of our outstanding shares of common stock through March 31, 2022. This share repurchase authorization replaced our prior $1.1 billion share repurchase program, which was scheduled to expire on December 31, 2021.
(2)Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph
The following graph compares the cumulative total stockholder return of our common stock, the S&P 500 Financials Index and the S&P 500 Index for the period from December 31, 2016 through December 31, 2021. The graph assumes an initial investment of $100 on December 31, 2016. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

$300
$200
$100
$0
2016
2017
2018
2019
2020
2021
Discover Financial Services
S&P 500 Financials Index
S&P 500 Index

	December 31,
	2016	2017	2018	2019	2020	2021
Discover Financial Services	$100.00	$108.91	$85.18	$125.18	$137.79	$178.84
S&P 500 Financials Index	$100.00	$122.14	$106.21	$140.30	$137.83	$185.90
S&P 500 Index	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2021 and 2020 and for years ended December 31, 2021, 2020 and 2019.
Introduction and Overview
Discover Financial Services (“DFS”) is a digital banking and payment services company. We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home loans and deposit products. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally and merchant acceptance throughout the United States of America (“U.S.”) for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.
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
COVID-19 Pandemic Response and Impact
The coronavirus disease 2019 (“COVID-19”) pandemic has continued to have a widespread and unprecedented impact on a global scale. While the U.S. economy continues to recover from a brief but severe recession triggered by the COVID-19 pandemic, its future effects are uncertain and it may be difficult to assess or predict the extent of the impacts of the pandemic on us as many factors are beyond our control and knowledge. For a discussion of the risks we face with respect to the COVID-19 pandemic, the associated economic uncertainty, the steps taken to mitigate the pandemic and the resulting economic contraction, see "Risk Factors" in Part I of this annual report on Form 10-K. This section includes a discussion of the significant areas of potential impact on us of the COVID-19 pandemic and specific actions we are taking or expect to take in this time of uncertainty.
Financial Results and Outlook
During 2021, the U.S. economy showed strong recovery from a brief but severe recession in 2020 caused by the COVID-19 pandemic. The easing of certain COVID-19 containment measures fostered economic expansion, and government stimulus and disaster relief programs increased consumer liquidity which positively impacted credit performance and elevated payment rates.
For the year ended December 31, 2021, net income was $5.4 billion, or $17.83 per diluted share, compared to $1.1 billion, or $3.60 per diluted share, for the prior year. In comparing to the prior year, we saw an increase in sales volume, as well as increases in total loans and credit card loans. We also reduced our allowance for credit losses at December 31, 2021 as compared to December 31, 2020. Refer to “— Loan Quality — Provision and Allowance for Credit Losses” for more details on the current period allowance for credit losses.
For our 2022 outlook, we expect loans to grow based on current expectations of sales trends and recent account growth, further aided by an expected slight decline in payment rates. Net interest margin is expected to remain relatively flat to 2021, with some variability from quarter to quarter. We expect the total net charge-offs rate to increase due to credit normalization from historically low levels in 2021. We remain committed to disciplined expense management and will continue to make investments for profitable long-term growth.

Regulatory and Legislative
Federal, state and local governments and independent banking agencies have taken extraordinary measures to support the U.S. economy and mitigate the impacts of the COVID-19 pandemic on the economy and society at large. These policies have included regulatory relief and flexibility to financial institutions, liquidity to capital markets and financial support to businesses and consumers, including fiscal stimulus, payment forbearance, small business lending programs, increased unemployment payments and other forms of assistance. Lawmakers continue to offer proposals in an attempt to mitigate harm to the economy and consumers. The ultimate impact of these programs and policies, as well as from their expiration, on our business, results of operations and financial condition is difficult to quantify and may not be known for some time. For more information, see “— Regulatory Environment and Developments” below.
Loan Receivables and Allowance for Credit Losses
At the onset of the COVID-19 pandemic, we continued to lend to customers but tightened our credit standards for new accounts and for growing existing accounts across all products in our loan portfolio. Additionally, we temporarily reduced our customer acquisition and brand marketing in response to the significant economic downturn caused by the COVID-19 pandemic. As a result of the strong credit performance observed and positive economic outlook, we returned most of our underwriting criteria to pre-pandemic standards during the second quarter of 2021. Additionally, we increased our credit card and private student loan marketing and business development spend in the second, third and fourth quarters of 2021 to support our loan growth initiatives.
In 2021, we decreased our allowance for credit losses in anticipation of lower credit losses driven by improving macroeconomic forecasts and continued stable credit performance. Our allowance for credit losses includes the risk associated with all loans and considers the effects of all loan modifications, including troubled debt restructurings (“TDRs”) and loan modifications exempt from the TDR designation under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”). As of December 31, 2021, the allowance for credit losses took into account our best estimate of the impact of both active and expired economic support and disaster relief programs put in place by federal and state governments and agencies to mitigate the economic impact of the COVID-19 pandemic. It is unclear whether the measures employed to date are complete or whether federal and state governments and agencies may take additional actions that could impact our business. For example, President Biden extended the freeze on federal student loan repayments to May 1, 2022, while the expanded federal child tax credit and child and dependent care credit expired on December 31, 2021. Refer to "— Loan Quality" for more details regarding these and other assumptions used to estimate the current period allowance for credit losses.
Capital and Liquidity
As financial and capital markets conditions improved throughout 2021, we exercised prudent stewardship of our liquidity and deposit balances, which grew rapidly at the onset of the pandemic. Credit spreads tightened materially and remained near record-low levels as of December 31, 2021. Consequently, we opportunistically issued $1.8 billion of credit card asset-backed securities during the third quarter of 2021. We also diversified our funding channels by becoming a member of the FHLB Chicago. Furthermore, we acted to stem our deposit balance growth by spending less on marketing and lowering our deposit rates, which helped return our liquidity portfolio balances to pre-pandemic levels by December 31, 2021.
We remain well-capitalized with capital ratios in excess of regulatory minimums and took prudent actions to preserve and augment our capital when the macroeconomic and operating environment turned uncertain last year. Our capital levels allow us to return excess capital to shareholders through share repurchases and finance loan receivable growth as customers moderate loan payment rates and continue to increase spending as certain COVID-19 containment measures ease and the economy more fully recovers from the impacts of the COVID-19 pandemic.
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

Fair Value and Impairments
With the uncertain nature of the pandemic's overall impact on the economy, we continue to assess the effects of COVID-19 with respect to our goodwill, investment securities and other long-term assets. See Note 7: Goodwill and Intangible Assets to our consolidated financial statements for more information on the impact of the COVID-19 pandemic on intangible assets.
Business Continuity and Operations
We have managed the risk of COVID-19 by giving all non-essential employees the choice to work from home or to come into our physical locations with appropriate health and safety measures and capacity limitations. Notwithstanding the shift to work-from-home, we have been able to successfully operate with no significant impact to our operations or service levels. As a result, upon the return to our physical locations, we will offer flexible work-from-home arrangements that will provide our employees the option to work remotely on a more frequent basis than before the pandemic.
Operational changes necessitated by the rapid shift in employee location have not thus far had a material adverse effect on us or our financial condition; however, the shift has caused us to grow increasingly dependent on third-party service providers, including those with which we have no direct relationship such as our employees’ internet service providers. For more information on the risks associated with reliance on third-party service providers and the shift to work from home, see our risk factors disclosed in "Risk Factors" in Part I of this annual report on Form 10-K.
Regulatory Environment and Developments
COVID-19 Economic Recovery
As the U.S. and global economies attempt to normalize from the COVID-19 pandemic, the Administration and banking agencies continue to evaluate whether additional actions are warranted to assist consumers, financial institutions and the overall economy.
In addition, the U.S. Congress has taken legislative action to address the economic disruptions caused by the COVID-19 pandemic, including the March 2020 CARES Act and December 2020 Omnibus and COVID Relief and Response Act. Additionally in March 2021, the American Rescue Plan Act of 2021 ("ARPA"), contained additional stimulus payments, increased unemployment benefits and increased small business funding under the Payment Protection Program. The ARPA also significantly increased and expanded the Child Tax Credit for one year and provides additional funding for rental assistance programs. These Congressional efforts offered financial assistance and benefits to consumers and small businesses.
As the COVID-19 pandemic and recovery continues, additional legislative and regulatory action may be proposed and could include provisions that significantly impact our prospects and business practices. The impact of these legislative and regulatory initiatives on our business, the economy and the U.S. consumer will depend upon a wide variety of factors, some of which are yet to be identified.
Banking
Capital Standards and Stress Testing
As a bank holding company, DFS is subject to mandatory supervisory stress tests every other year and is required to submit annual capital plans to the Federal Reserve based on forward-looking internal analysis of income and capital levels under expected and stressful conditions. DFS is also subject to capital buffer requirements, including the Stress Capital Buffer ("SCB"), which requires maintenance of regulatory capital levels above a threshold established based on the results of supervisory stress tests after accounting for planned dividend payments.
Due to economic uncertainty from the COVID-19 pandemic, the Federal Reserve restricted capital distributions in 2020 and the beginning of 2021. Following an announcement by the Federal Reserve on June 24, 2021, these restrictions were lifted and, effective June 30, 2021, DFS was authorized to make capital distributions that are consistent with the Federal Reserve’s capital rule, inclusive of DFS’ final SCB requirement of 3.5% that was previously announced by the Federal Reserve on August 10, 2020, and that remained in effect until the conclusion of the 2021 Comprehensive Capital and Analysis Review (“CCAR”) process and the subsequent, related announcement of DFS’ adjusted SCB requirement.

On January 19, 2021, the Federal Reserve finalized regulatory amendments that made targeted changes to the capital planning, regulatory reporting and SCB requirements for firms subject to Category IV standards, including DFS, to be consistent with the Federal Reserve’s regulatory tailoring framework. The final rules generally align to instructions the Federal Reserve previously provided to Category IV firms regarding their respective capital plan submissions. The amended rules also provide Category IV firms with the option to submit to supervisory stress tests during off years if they wish for the Federal Reserve to reset the stress test portion of their SCB requirement. In connection with the final rulemaking, the Federal Reserve revised the scope of application of its existing regulatory guidance for capital planning to align with the tailoring framework. However, the timing and substance of any additional changes to existing guidance or new guidance are uncertain.
On June 24, 2021, the Federal Reserve publicly announced the results of its supervisory stress tests for the firms required to participate in the 2021 CCAR process. In accordance with the capital plan rule amendments that were finalized in January 2021, DFS elected not to participate in the 2021 supervisory stress tests. Nevertheless, DFS was required to submit a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. This plan was submitted by DFS to the Federal Reserve on April 5, 2021. The Federal Reserve used our 2021 capital plan submission to assess its capital planning process and positions and on August 5, 2021, announced DFS' adjusted SCB requirement of 3.6% to reflect DFS' planned common stock dividends. This adjusted SCB is effective as of October 1, 2021.
London Interbank Offered Rate
On July 27, 2017, the UK Financial Conduct Authority ("FCA") announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after 2021. To support a smooth transition away from LIBOR, the Federal Reserve and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee ("ARRC"), a group of private-market participants tasked with facilitating a successful transition from U.S. dollar ("USD") LIBOR to a more robust reference rate. The ARRC initially identified the Secured Overnight Financing Rate ("SOFR") as its recommended alternative reference rate for USD LIBOR. The ARRC has also established several priorities and milestones to support the use of SOFR and SOFR-based indices, including developing contractual fallback language for capital markets and consumer products; providing clarity on legal, tax, accounting and regulatory matters; promoting broad outreach and education efforts around the LIBOR transition; and recommending spread adjustments for SOFR and SOFR-based indices, which will be of critical importance to market participants once USD LIBOR settings cease in 2023.
With regard to recent LIBOR transition developments, on March 5, 2021, the FCA announced the future cessation and loss of representativeness for all LIBOR benchmark settings. While non-USD and several less frequently referenced USD LIBOR settings ceased publication immediately after December 31, 2021, commonly referenced USD LIBOR settings will cease publication immediately after June 30, 2023; this future cessation event will trigger fallback provisions in many financial contracts to convert their benchmark index from LIBOR to an alternative rate. On July 29, 2021, the ARRC announced its recommendation of forward-looking term rates based on SOFR as additional alternative reference rate options.
On December 7, 2021, the Consumer Financial Protection Bureau (“CFPB”) finalized a rule to facilitate transition from LIBOR, which is effective April 1, 2022. Specifically, this final rule provides guidance on LIBOR replacements and the LIBOR transition for purposes of Regulation Z. We have been communicating with the CFPB regarding our plans for the LIBOR transition.
A cross-functional team is overseeing and managing our transition away from the use of LIBOR. This team assesses evolving industry and marketplace norms and conventions for LIBOR-indexed instruments, evaluates the impacts stemming from the future cessation of LIBOR publication and oversees and takes actions to transition our LIBOR exposures to alternative benchmark rates, usually SOFR. Our existing LIBOR exposures are limited primarily to two instruments — variable-rate student loans and capital markets securities.
As of December 31, 2021, LIBOR-indexed variable-rate loans comprised approximately 44% of our private student loan portfolio and approximately 5% of our aggregate loan portfolio. These outstanding student loans indexed to LIBOR will convert to a SOFR index in 2023 when 3-month USD LIBOR will no longer be published. U.S. banking regulators have directed banks to cease entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021. Therefore, as of November 2021, we no longer originate new variable-rate student loans indexed to LIBOR. Instead, new originations of such loans are indexed solely to 3-month term SOFR published by the Chicago Mercantile Exchange (“CME”).

We ceased entering into new LIBOR-indexed interest rate derivatives in 2018 and have since actively reduced LIBOR exposures in our derivatives portfolio. During the third quarter of 2021, we terminated our last LIBOR-indexed interest rate swap maturing after June 2023; our one remaining LIBOR-indexed interest rate swap matured in January 2022.
Most of our capital markets securities indexed to USD LIBOR are floating-rate asset-backed securities. Beginning in 2018, we included fallback provisions in all newly-issued securities that will facilitate an orderly transition from LIBOR to an appropriate reference rate, which may be based on SOFR, once 1- and 3-month LIBOR cease to be published after June 2023. Approximately $1.5 billion of our capital markets securities that mature after June 2023 with no fallback provisions would be covered under New York LIBOR legislation or pending federal legislation, which would preempt the New York LIBOR legislation. This legislation would allow us to replace the LIBOR index with SOFR under a safe harbor provision. Approximately $500 million of our capital markets securities have a rate reset in August 2023 that contains a fallback provision that may not be covered under the New York LIBOR legislation or the pending federal legislation; however, we may decide to exercise our right to call and redeem those securities on their reset date.
We have prepared for the cessation of USD LIBOR by taking steps to avoid new exposures and actively reduce our remaining exposures. We completed scheduled transition work before year-end 2021, including providing our stakeholders with information about the cessation of USD LIBOR and how it will affect their contracts with us. The transition process will continue through the end of 2023.
Consumer Financial Services
The CFPB regulates consumer financial products and services and examines certain providers of consumer financial products and services, including Discover. The CFPB’s authority includes rulemaking, supervisory and enforcement powers with respect to federal consumer protection laws; preventing “unfair, deceptive or abusive acts or practices” and ensuring that consumers have access to fair, transparent and competitive financial products and services. Historically, the CFPB’s policy priorities focused on several financial products of the type we offer (e.g. credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions including its biennial review of the consumer credit card market.
Former Federal Trade Commissioner Rohit Chopra was sworn in as the Director of the CFPB on October 12, 2021. Under Director Chopra’s leadership, the CFPB’s priorities are expected to focus on, among other things, increased enforcement of existing consumer protection laws, with a particular focus on unfair, deceptive and abusive acts and practices and fair lending, student lending and servicing, debt collection and credit reporting. Additionally, the CFPB released an inquiry on fees charged to consumers for financial products, including credit cards and banking products. Enhanced regulatory requirements, potential supervisory findings, or enforcement actions and ratings could negatively impact our ability to implement certain consumer-focused enhancements to product features and functionality and business strategies, limit or change our business practices, limit our consumer product offerings, cause us to invest more management time and resources in compliance efforts or limit our ability to obtain related required regulatory approvals. The additional expense, time and resources needed to comply with ongoing or new regulatory requirements may adversely impact the cost of and access to credit for consumers and results of business operations.
In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding identified private student loan servicing practices. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information.
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment consumer data privacy standards. The California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA went into effect on January 1, 2020, and the California Attorney General’s final regulations became effective on August 14, 2020, with enforcement beginning July 1, 2020. The California Privacy Rights Act ("CPRA"), a ballot measure led by the original proponent of the CCPA, passed on November 3, 2020, and largely enters into force on January 1, 2023. The CPRA replaces the CCPA to enhance consumer privacy protections further and creates a new California Privacy Protection Agency (“CPPA”). In September 2021, the CPPA Board initiated the CPRA regulatory phase by issuing a request for preliminary comments. While the CPRA retains an exemption for information collected, processed, sold, or disclosed subject to the Gramm-Leach-Bliley Act, we continue to evaluate the impact of the CPRA on our businesses and other providers of consumer financial services.
Environmental, Social and Governance Matters
Environmental, social and governance (“ESG”) issues, including climate change, human capital and governance practices, are a significant area of focus by lawmakers, regulatory agencies, shareholders and other stakeholders. Proposed legislation and rulemakings have been issued or are being considered, including proposals to require disclosure of climate and other ESG metrics and risks. The potential impact to us of these legislative and regulatory developments is uncertain at this time.
Results of Operations
The discussion below provides a summary of our results of operations and information about our loan receivables as of and for the year ended December 31, 2021, compared to the year ended December 31, 2020. Refer to our annual report on Form 10-K for the year ended December 31, 2020, for discussion of our results of operations and loan receivables information as of and for the year ended December 31, 2020, compared to the year ended December 31, 2019.
Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 22: Segment Disclosures to our consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Digital Banking
Interest income
Credit card loans	$8,717	$8,985	$9,690
Private student loans	742	754	817
Personal loans	878	958	983
Other loans	114	106	70
Other interest income	200	292	432
Total interest income	10,651	11,095	11,992
Interest expense	1,134	1,865	2,530
Net interest income	9,517	9,230	9,462
Provision for credit losses(1)	218	5,134	3,233
Other income	1,781	1,459	1,648
Other expense	4,549	4,292	4,231
Income before income tax expense	6,531	1,263	3,646
Payment Services
Net interest income	—	—	1
Provision for credit losses(1)	—	—	(2)
Other income	789	399	348
Other expense	256	227	162
Income before income tax expense	533	172	189
Total income before income tax expense	$7,064	$1,435	$3,835

(1)Prior to adoption of Accounting Standards Update (“ASU”) No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.

The following table presents information on transaction volume (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Network Transaction Volume
PULSE Network	$247,913	$212,081	$192,067
Network Partners	40,707	31,917	25,368
Diners Club(1)	25,937	24,236	33,967
Total Payment Services	314,557	268,234	251,402
Discover Network — Proprietary(2)	188,960	148,754	151,243
Total Network Transaction Volume	$503,517	$416,988	$402,645
Transactions Processed on Networks
Discover Network	3,259	2,624	2,717
PULSE Network	5,632	4,954	4,788
Total Transaction Processed on Networks	8,891	7,578	7,505
Credit Card Volume
Discover Card Volume(3)	$192,755	$153,943	$160,283
Discover Card Sales Volume(4)	$182,125	$142,800	$146,183

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
Digital Banking
Our Digital Banking segment reported pretax income of $6.5 billion for the year ended December 31, 2021, as compared to $1.3 billion for the year ended December 31, 2020.
Net interest income increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily driven by lower funding costs, partially offset by a lower average level of outstanding loan receivables and lower yields on loans. Interest income decreased over prior year primarily due to a lower average level of card loan receivables, driven by higher payment rates, as well as lower yields on loans due to lower market rates. Interest expense decreased compared to the prior year due to a decrease in deposit pricing, lower costs associated with declines in average market rates, a lower level of funding requirements, a shift in the mix to lower cost funding and higher coupon maturities.
For the year ended December 31, 2021, the provision for credit losses decreased as compared to the year ended December 31, 2020, primarily due to a reserve release in the current period compared to a reserve build in the prior period and lower net charge-offs. The reserve release during the year ended December 31, 2021, was primarily driven by improvements in the macroeconomic forecast and continued stable credit performance, partially offset by modest credit card loan receivables growth during the period. The reserve build during the year ended December 31, 2020, was primarily due to the unfavorable change in economic outlook resulting from the COVID-19 pandemic. For a detailed discussion on provision for credit losses, see “— Loan Quality — Provision and Allowance for Credit Losses.”
Total other income for the Digital Banking segment increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, due to an increase in discount and interchange revenue. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume.
Total other expense increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to increases in marketing and business development, employee compensation and benefits and professional fees. Marketing and business development increased due to growth investments, primarily in card, and increased brand marketing. Employee compensation and benefits increased as a result of higher bonus accruals and higher average salaries, partially offset by lower headcount. The professional fees increase was driven primarily by an increase in recovery fees.

Discover card sales volume was $182.1 billion for the year ended December 31, 2021, which was an increase of 27.5% as compared to the year ended December 31, 2020. This volume growth was primarily driven by higher consumer spending across all spending categories, reflecting the easing of COVID-19 restrictions, continued economic expansion and government stimulus programs.
Payment Services
Our Payment Services segment reported pretax income of $533 million for the year ended December 31, 2021, as compared to pretax income of $172 million for the year ended December 31, 2020. The increase in segment pretax income was primarily due to unrealized gains on equity investments. Unrealized gains on equity investments are the result of investments in payment services entities that are carried at fair value because the shares are actively traded. The increase was partially offset by the existence of realized gains on equity investments in the prior year but not in the current year.
Critical Accounting Estimates
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”), management must make judgments and use estimates and assumptions about the effects of matters that are uncertain. For estimates that involve a high degree of judgment and subjectivity, it is possible that different estimates could reasonably be derived for the same period. For estimates that are particularly sensitive to changes in economic or market conditions, significant changes to the estimated amount from period to period are also possible. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts in our consolidated financial statements, the resulting changes could have a material effect on our consolidated results of operations and, in certain cases, could have a material effect on our consolidated financial condition. Management has identified the estimates related to our allowance for credit losses as a critical accounting estimate.
Allowance for Credit Losses
The allowance for credit losses was $6.8 billion at December 31, 2021, which reflects a $1.4 billion release from the amount of the allowance for credit losses at December 31, 2020. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost and certain off-balance sheet loan commitments. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
In estimating the expected credit losses, we use a combination of statistically-based models and qualitative analysis. There is a significant amount of judgment applied in selecting inputs and analyzing the results produced to estimate the allowance for credit losses. For more information on these judgments and our accounting policies and methodologies used to determine the allowance for credit losses, see "— Loan Quality," Note 4: Loan Receivables and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements.
One of the key assumptions requiring significant judgment in estimating the current expected credit losses on a quarterly basis is the determination of the macroeconomic forecasts used in the loss forecast models. For the reasonable and supportable loss forecast period, we consider forecasts of multiple economic scenarios that generally include a base scenario with one or more optimistic (upside) or pessimistic (downside) scenarios. These scenarios incorporate a variety of macroeconomic variables, including annualized gross domestic product growth and unemployment rate. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal and third-party economists and industry trends. Assumptions about the macroeconomic environment are inherently uncertain and, as a result, actual changes in the allowance for credit losses may be different from the simulated scenario presented below.
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we compared the modeled credit losses determined using our base and one or more adverse macroeconomic scenarios. If we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect the economic deterioration from the resurgence of COVID-19 and resulting economic restrictions, our allowance for credit losses would increase by approximately $166 million at December 31, 2021.
The sensitivity disclosed above is hypothetical. It is difficult to estimate how potential changes in any one factor or input, such as the weighting of macroeconomic forecasts, might affect the overall allowance for credit losses because we consider a variety of factors and inputs in estimating the allowance for credit losses. The macroeconomic scenarios used are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. The inputs in the macroeconomic scenarios may not change at the same rate and may not be consistent across all geographies or product types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others. As a result, the sensitivity analysis above does not necessarily reflect the nature and extent of future changes in the allowance for credit losses. It is intended to provide insights into the impact of different judgments about the economy on our modeled loss estimates for the loan portfolio and does not imply any expectation of future losses. Furthermore, the hypothetical increase in our allowance for credit losses for loans does not incorporate the impact of management judgment for qualitative factors applied in the current allowance for credit losses, which may have a positive or negative effect on the results.
The overall economic environment directly impacts the macroeconomic variables that are used in the loss forecast models. If management used different assumptions about the economic environment in estimating expected credit losses, the impact to the allowance for credit losses could have a material effect on our consolidated financial condition and results of operations. In addition, if we experience a rapidly changing economic environment, as experienced recently under the COVID-19 pandemic, the uncertainty around the credit loss forecasts may increase, both due to the uncertainty of the economic forecasts and the challenges our models may have in incorporating them.
Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2021 vs. 2020 (Decrease) Increase		2020 vs. 2019 (Decrease) Increase
	2021	2020	2019	$	%	$	%
Interest income	$10,651	$11,095	$11,993	$(444)	(4)%	$(898)	(7)%
Interest expense	1,134	1,865	2,530	(731)	(39)%	(665)	(26)%
Net interest income	9,517	9,230	9,463	287	3%	(233)	(2)%
Provision for credit losses(1)	218	5,134	3,231	(4,916)	(96)%	1,903	59%
Net interest income after provision for credit losses	9,299	4,096	6,232	5,203	127%	(2,136)	(34)%
Other income	2,570	1,858	1,996	712	38%	(138)	(7)%
Other expense	4,805	4,519	4,393	286	6%	126	3%
Income before income tax expense	7,064	1,435	3,835	5,629	392%	(2,400)	(63)%
Income tax expense	1,615	294	878	1,321	449%	(584)	(67)%
Net income	$5,449	$1,141	$2,957	$4,308	378%	$(1,816)	(61)%
Net income allocated to common stockholders	$5,351	$1,104	$2,908	$4,247	385%	$(1,804)	(62)%

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
Net interest income increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily driven by lower funding costs, partially offset by a lower average level of outstanding loan receivables and lower yields on loans. Interest income decreased over prior year primarily due to a lower average level of card loan receivables, driven by higher payment rates, as well as lower yields on loans due to lower market rates. Interest expense decreased compared to the prior year due to a decrease in deposit pricing, lower costs associated with declines in average market rates, a lower level of funding requirements, a shift in the mix to lower cost funding and higher coupon maturities.

Average Balance Sheet Analysis
(dollars in millions)

	For the Years Ended December 31,
	2021			2020			2019
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$14,236	0.13%	$18	$11,348	0.30%	$35	$9,667	2.27%	$219
Restricted cash	695	0.03%	NM	438	0.45%	2	620	2.24%	14
Other short-term investments	176	0.12%	NM	2,677	0.14%	4	754	2.66%	20
Investment securities	8,713	2.09%	182	11,431	2.21%	252	7,603	2.35%	179
Loan receivables(1)
Credit card loans(2)	69,365	12.57%	8,717	71,447	12.58%	8,985	72,740	13.32%	9,690
Private student loans	10,057	7.38%	742	9,890	7.63%	754	9,559	8.54%	817
Personal loans	6,945	12.64%	878	7,406	12.93%	958	7,522	13.07%	983
Other	2,054	5.57%	114	1,660	6.35%	105	1,065	6.63%	71
Total loan receivables	88,421	11.82%	10,451	90,403	11.95%	10,802	90,886	12.72%	11,561
Total interest-earning assets	112,241	9.49%	10,651	116,297	9.54%	11,095	109,530	10.95%	11,993
Allowance for credit losses(3)	(7,351)			(7,301)			(3,167)
Other assets	6,237			5,853			4,627
Total assets(4)	$111,127			$114,849			$110,990
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$23,928	1.84%	440	$32,226	2.40%	772	$33,870	2.57%	869
Money market deposits(5)	8,142	0.53%	43	7,774	1.10%	85	7,069	2.09%	148
Other interest-bearing savings deposits	40,912	0.43%	178	35,077	1.06%	374	28,209	2.02%	570
Total interest-bearing deposits	72,982	0.91%	661	75,077	1.64%	1,231	69,148	2.30%	1,587
Borrowings
Short-term borrowings	72	0.18%	NM	1,024	3.10%	32	1	2.33%	NM
Securitized borrowings(6)(7)(8)	9,627	1.06%	102	12,521	1.44%	181	14,572	2.92%	425
Other long-term borrowings(7)(8)	9,888	3.75%	371	10,996	3.83%	421	11,060	4.68%	518
Total borrowings	19,587	2.42%	473	24,541	2.58%	634	25,633	3.68%	943
Total interest-bearing liabilities	92,569	1.23%	1,134	99,618	1.87%	1,865	94,781	2.67%	2,530
Other liabilities and stockholders’ equity(9)	18,558			15,231			16,209
Total liabilities and stockholders’ equity	$111,127			$114,849			$110,990
Net interest income			$9,517			$9,230			$9,463
Net interest margin(10)		10.76%			10.21%			10.41%
Net yield on interest-earning assets(11)		8.48%			7.94%			8.64%
Interest rate spread(12)		8.26%			7.67%			8.28%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $295 million, $298 million and $281 million of amortization of balance transfer fees for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(4)The return on average assets, based on net income, was 4.90%, 0.99% and 2.66% for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the years ended December 31, 2020 and 2019.
(6)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the years ended December 31, 2021, 2020 and 2019.
(7)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the years ended December 31, 2021, 2020 and 2019.
(8)Includes the impact of terminated derivatives formerly designated as fair value hedges for the year ended December 31, 2021.
(9)The return on average stockholders’ equity, based on net income, was 43.12%, 11.28% and 25.73% for the years ended December 31, 2021, 2020 and 2019, respectively.
(10)Net interest margin represents net interest income as a percentage of average total loan receivables.
(11)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(12)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)
(dollars in millions)

	Year Ended December 31, 2021 vs.			Year Ended December 31, 2020 vs.
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Volume	Rate	Total	Volume	Rate	Total
Increase/(Decrease) in net interest income due to changes in:
Interest-earning assets
Cash and cash equivalents	$7	$(24)	$(17)	$34	$(218)	$(184)
Restricted cash	1	(3)	(2)	(3)	(9)	(12)
Other short-term investments	(3)	(1)	(4)	16	(32)	(16)
Investment securities	(57)	(13)	(70)	84	(11)	73
Loan receivables
Credit card loans	(261)	(7)	(268)	(171)	(534)	(705)
Private student loans	13	(25)	(12)	28	(91)	(63)
Personal loans	(59)	(21)	(80)	(15)	(10)	(25)
Other	23	(14)	9	38	(4)	34
Total loan receivables	(284)	(67)	(351)	(120)	(639)	(759)
Total interest income	(336)	(108)	(444)	11	(909)	(898)
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	(174)	(158)	(332)	(41)	(56)	(97)
Money market deposits	4	(46)	(42)	15	(78)	(63)
Other interest-bearing savings deposits	54	(250)	(196)	116	(312)	(196)
Total interest-bearing deposits	(116)	(454)	(570)	90	(446)	(356)
Borrowings
Short-term borrowings	(16)	(16)	(32)	32	—	32
Securitized borrowings	(37)	(42)	(79)	(53)	(191)	(244)
Other long-term borrowings	(42)	(8)	(50)	(3)	(94)	(97)
Total borrowings	(95)	(66)	(161)	(24)	(285)	(309)
Total interest expense	(211)	(520)	(731)	66	(731)	(665)
Net interest income	$(125)	$412	$287	$(55)	$(178)	$(233)

(1)    The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the years ended December 31, 2021, 2020 and 2019 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Impact of the COVID-19 Pandemic on the Loan Portfolio
The COVID-19 pandemic and its impact on the economy have significantly affected our sales volume and credit card loan growth. We tightened credit standards for new accounts and for growing existing accounts across all products and reduced our marketing and customer acquisition expenditures at the onset of the pandemic. Due to the strong economic recovery from the COVID-19 pandemic-induced recession, we returned most of our underwriting criteria to pre-pandemic standards and resumed our investment in marketing and business development during the second quarter of 2021. This change in our credit underwriting, in addition to changes in consumer spending behavior, increased marketing and the re-opening of the U.S. economy upon the easing of certain COVID-19 containment measures, contributed to an increase in sales volume for the year ended December 31, 2021, when compared to the year ended December 31, 2020. As a result, our outstanding credit card loan receivables as of December 31, 2021, increased when compared to December 31, 2020. Additionally, higher seasonal consumer spending and payment patterns around the winter holidays contributed to an increase in our ending outstanding loan receivables. The credit card loan receivables growth during the period was partially offset by elevated payment rates resulting from government stimulus and disaster relief programs.
At the onset of the COVID-19 pandemic, we expanded borrower relief offerings to include Skip-a-Pay (payment deferral) (“SaP”) and other loan modification programs, complementing the assistance already available through our existing loan modification programs. On August 31, 2020, we ceased offering enrollments in the SaP and other loan modification programs specifically developed in response to the COVID-19 pandemic. The accounts using these modifications as a result of the COVID-19 pandemic were evaluated for potential exclusion from the TDR designation either due to the insignificance of the concession or because they qualified for an exemption pursuant to the CARES Act. The SaP programs provided only an insignificant delay in payment on the enrolled accounts or loans and therefore those deferrals were not classified as TDRs.
Section 4013 of the CARES Act provided certain financial institutions with the option to suspend the application of accounting and reporting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the COVID-19 pandemic. Section 541of the Omnibus and COVID Relief and Response Act extended the TDR accounting and reporting relief provided by the CARES Act through the earlier of January 1, 2022, or the date that is 60 days after the termination of the presidentially-declared national emergency. We elected to apply the option to suspend the application of accounting and reporting guidance for TDRs as provided under Section 4013 of the CARES Act and as subsequently extended. As such, the number of accounts and corresponding balances designated as a TDR for the year ended December 31, 2021 has been favorably impacted by the exclusion of certain modifications from the TDR designation pursuant to these exemptions and were lower than they otherwise would have been. The payment status of modified accounts excluded from the TDR designation pursuant to the CARES Act is reflected in our delinquency reporting. Section 4013 of the CARES Act expired on January 1, 2022. Upon expiration, the characterization of modified accounts that were exempt from the TDR designation pursuant to Section 4013 of the CARES Act is not reconsidered. Accordingly, these accounts continue to be exempt from the TDR designation unless a subsequent modification is made. Loan modifications made subsequent to the expiration of Section 4013 are evaluated under GAAP to determine whether the TDR designation applies based on the cumulative length of the concession period and credit quality of the borrower.

The table below reflects the number and balance of both new loan modifications reported as TDRs and new loan modifications excluded from the TDR designation pursuant to the CARES Act (dollars in millions)(1):

	Accounts that entered a loan modification program and were classified as TDRs during the period		Accounts that entered a loan modification program and were exempt from the TDR designation pursuant to the CARES Act(1)
	Number of Accounts	Balances	Number of Accounts	Balances
For the Year Ended December 31, 2021
Credit card loans	64,359	$399	127,878	$907
Private student loans	477	$8	8,844	$170
Personal loans	4,066	$51	1,378	$21

For the Year Ended December 31, 2020(2)
Credit card loans	152,055	$1,022	208,566	$1,539
Private student loans	1,916	$35	5,766	$104
Personal loans	8,805	$114	4,483	$77

(1)SaP programs were not considered TDRs and therefore are not included in accounts excluded from TDR designation by the CARES Act.
(2)As the TDR exemption pursuant to the CARES Act took effect in March 2020, the year ended December 31, 2021, is not comparable to the same period in 2020.
The number and balance of new credit card and personal loan modifications, including the combined total of those identified as TDRs and those exempt from the TDR designation, decreased during the year ended December 31, 2021, when compared to the same period in 2020. The decrease is primarily due to the impacts of government stimulus and disaster relief programs, which reduced the need for our customers to enroll in a loan modification program. The number and balance of loan modifications across all products, including the combined total of those identified as TDRs and those exempt from the TDR designation, during the year ended December 31, 2020, were favorably impacted by the utilization of SaP programs in lieu of traditional loan modification programs. Additionally, enrollments in personal loan modification programs were favorably impacted by tighter underwriting standards that were implemented in early 2020.
The following table provides the number of accounts that exited a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act and corresponding outstanding balances along with the amount of the outstanding balances that were delinquent (30 or more days past due) upon exiting the temporary loan modification program (dollars in millions)(1):

	Number of Accounts	Outstanding Balances	Balances Delinquent(2)
For the Year Ended December 31, 2021
Credit card loans	198,506	$1,183	$166
Private student loans	8,788	$157	NM
Personal loans	4,809	$72	NM

For the Year Ended December 31, 2020(2)
Credit card loans	32,089	$235	$29
Private student loans	1,886	$32	NM
Personal loans	401	$5	NM

(1)As the TDR exemption pursuant to the CARES Act took effect in March 2020, the year ended December 31, 2021, is not comparable to the same period in 2020.
(2)Includes balances charged-off at the end of the month the account exited the temporary loan modification program. The balances charged-off were not meaningful for the years ended December 31, 2021 and 2020.
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

Loan receivables consist of the following (dollars in millions):

	December 31,
	2021	2020
Credit card loans	$74,369	$71,472
Other loans
Private student loans	10,113	9,954
Personal loans	6,936	7,177
Other loans	2,266	1,846
Total other loans	19,315	18,977
Total loan receivables	93,684	90,449
Allowance for credit losses	(6,822)	(8,226)
Net loan receivables	$86,862	$82,223

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
Refer to "— Critical Accounting Estimates — Allowance for Credit Losses" and Note 4: Loan Receivables to our consolidated financial statements for more details on how we estimate the allowance for credit losses.

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Year Ended December 31, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	229	67	(75)	6	227
Deductions
Charge-offs	(2,255)	(89)	(190)	—	(2,534)
Recoveries	808	25	70	—	903
Net charge-offs	(1,447)	(64)	(120)	—	(1,631)
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822

	For the Year Ended December 31, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(3)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	4,379	251	476	11	5,117
Deductions
Charge-offs	(3,101)	(85)	(289)	(1)	(3,476)
Recoveries	663	21	57	—	741
Net charge-offs	(2,438)	(64)	(232)	(1)	(2,735)
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226

	For the Year Ended December 31, 2019
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2018(2)	$2,528	$169	$338	$6	$3,041
Additions
Provision for credit losses(1)	2,849	51	332	(1)	3,231
Deductions
Charge-offs	(3,165)	(82)	(369)	(1)	(3,617)
Recoveries	671	13	47	—	731
Net charge-offs(4)	(2,494)	(69)	(322)	(1)	(2,886)
Other(5)	—	(3)	—	—	(3)
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383

(1)Excludes a $9 million and $17 million reclassification of the liability for expected credit losses on unfunded commitments for the years ended December 31, 2021 and 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in our consolidated statements of financial condition.
(2)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2016-13 on January 1, 2020.
(4)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on purchased credit-deteriorated (“PCD”) loans generally did not result in a change to earnings.
(5)Net change in reserves on PCD pools having no remaining non-accretable difference (prior to adoption of ASU No. 2016-13 on January 1, 2020).

The allowance for credit losses was approximately $6.8 billion at December 31, 2021, which reflects a $1.4 billion release from the amount of the allowance for credit losses at December 31, 2020. The release in the allowance for credit losses between December 31, 2021 and December 31, 2020, was primarily driven by improvements in the macroeconomic forecast and continued stable credit performance, partially offset by modest credit card loan receivables growth during the period. The increase in credit card loan receivables was driven by the robust sales trends during the period as COVID-19 restrictions continue to ease and the U.S. economy continues to more fully reopen. The loan receivables growth during the period was partially offset by elevated payment rates resulting from government stimulus and disaster relief programs.
In estimating the allowance at December 31, 2021, we used a macroeconomic forecast that projected (i) a peak unemployment rate of 5.7%, decreasing to 4.0% by the end of 2022 with slow improvement over the next few years and (ii) 3.3% annualized growth in the real gross domestic product in 2022. Labor market conditions, which historically have been an important determinant of credit loss trends, continued to improve as of December 31, 2021, despite the spread of the Delta and Omicron variants of COVID-19. While initial jobless claims have returned to pre-pandemic levels, continuing unemployment claims and the unemployment rate remain moderately elevated relative to pre-pandemic levels as of December 31, 2021.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior, payment trends and credit performance subsequent to the expiration of government stimulus programs, such as the CARES Act and ARPA, and disaster relief programs, such as foreclosure moratoriums and federal student loan and mortgage payment forbearance. During the third and fourth quarters of 2021, several disaster relief programs expired or were rescinded entirely. As the government’s response to the pandemic wanes and the economy continues to experience aspects of stress resulting from the pandemic, there is uncertainty regarding the sustainability of the recent credit quality trends in our loan receivables portfolio. Accordingly, the estimation of the allowance for credit losses has required significant management judgment.
The forecast period we deemed to be reasonable and supportable was 18 months for all periods presented except March 31, 2020, where the forecast period was 12 months due to the uncertainty caused by the rapidly changing economic environment experienced at the onset of the COVID-19 pandemic. The 18-month reasonable and supportable forecast period was deemed appropriate based on the observed stability of the economic outlook and relative consistency among the macroeconomic forecasts. For all periods presented, we determined that a reversion period of 12 months was appropriate for similar reasons. Due to the uncertainties associated with borrower behavior resulting from government stimulus and disaster relief programs, we applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented with the following exceptions: at March 31, 2020 and December 31, 2019, we applied a straight-line method for all loan products. At June 30, 2020, we applied a weighted reversion method for credit card loans and a straight-line method for all other loan products.
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the year ended December 31, 2021, the provision for credit losses decreased by $4.9 billion, or 96%, as compared to the year ended December 31, 2020. The decrease is due to a reserve release in the current period compared to a reserve build in the prior period and lower net charge-offs. The reserve release during the year ended December 31, 2021, was primarily driven by improvements in the macroeconomic forecast and continued stable credit performance, offset by modest credit card loan receivables growth during the period. The reserve build during the year ended December 31, 2020, was primarily due to the unfavorable change in economic outlook resulting from the COVID-19 pandemic.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Years Ended December 31,
	2021		2020		2019
	$	%	$	%	$	%
Credit card loans	$1,447	2.09%	$2,438	3.41%	$2,494	3.43%
Private student loans(1)	$64	0.63%	$64	0.65%	$69	0.72%
Personal loans	$120	1.73%	$232	3.13%	$322	4.28%

(1) Prior to adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on PCD loans generally did not result in a charge to earnings.
The net charge-offs and charge-off rate on our credit card loans for the year ended December 31, 2021, decreased when compared to the year ended December 31, 2020, primarily due to a decrease in the number of delinquent loans and lower average balances charged-off. These factors are a result of the impacts of government stimulus and disaster relief programs. The net charge-offs and net charge-off rate on private student loans for the year ended December 31, 2021, remained relatively flat when compared to the year ended December 31, 2020. The net charge-offs and net charge-off rate on personal loans for the year ended December 31, 2021, decreased when compared to the year ended December 31, 2020, due to the impacts of government stimulus and disaster relief programs and tighter underwriting standards that were implemented in early 2020.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency and loans restructured in TDR programs (dollars in millions):

	December 31,
	2021		2020
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,232	1.66%	$1,478	2.07%
Private student loans	$157	1.55%	$138	1.39%
Personal loans	$48	0.69%	$78	1.08%

Total loan receivables	$1,451	1.55%	$1,705	1.89%

Loans 90 or more days delinquent(1)
Credit card loans	$562	0.76%	$739	1.03%
Private student loans	$36	0.35%	$28	0.28%
Personal loans	$13	0.20%	$25	0.35%

Total loan receivables	$618	0.66%	$795	0.88%

Loans not accruing interest	$225	0.24%	$243	0.26%

Troubled debt restructurings:
Credit card loans(2)(3)(4)
Currently enrolled	$833	1.12%	$1,225	1.71%
No longer enrolled	267	0.36	448	0.63
Total credit card loans	$1,100	1.48%	$1,673	2.34%
Private student loans(5)	$249	2.46%	$286	2.87%
Personal loans(6)	$187	2.70%	$222	3.09%

(1)Credit card loans that were 90 or more days delinquent at December 31, 2021 and 2020, included $73 million and $44 million, respectively, in modified loans exempt from the TDR designation pursuant to the CARES Act. Within private student and personal loans that were 90 or more days delinquent at December 31, 2021 and 2020, the respective amounts associated with modifications exempt from the TDR designation under the CARES Act were immaterial.
(2)We estimate that interest income recognized on credit card loans restructured in TDR programs was $105 million, $221 million and $347 million for the years ended December 31, 2021, 2020 and 2019, respectively. We do not separately track interest income on loans in TDR programs. We estimate this amount by applying an average interest rate to the average loans in the various TDR programs.
(3)We estimate that the incremental interest income that would have been recorded in accordance with the original terms of credit card loans restructured in TDR programs was $137 million, $181 million and $202 million for the years ended December 31, 2021, 2020, and 2019, respectively. We do not separately track the amount of incremental interest income that would have been recorded if the loans in TDR programs had not been restructured and interest had instead been recorded in accordance with the original terms. We estimate this amount by applying the difference between the average interest rate earned on non-modified loans and the average interest rate earned on loans in the TDR programs to the average loans in the TDR programs.
(4)Credit card loans restructured in TDR programs include $45 million, $94 million and $184 million at December 31, 2021, 2020 and 2019, respectively, which are also included in loans 90 or more days delinquent.
(5)Private student loans restructured in TDR programs include $7 million, $6 million and $10 million at December 31, 2021, 2020 and 2019, respectively, which are also included in loans 90 or more days delinquent.
(6)Personal loans restructured in TDR programs include $4 million, $6 million and $7 million at December 31, 2021, 2020 and 2019, respectively, which are also included in loans 90 or more days delinquent.
The 30-day and 90-day delinquency rates in the table above include all loans, including TDRs, modified loans exempt from TDR status and prior modifications that are no longer required to be reported as TDRs. The 30-day and 90-day delinquency rates for credit card and personal loans at December 31, 2021, decreased compared to December 31, 2020, primarily due to the impacts of government stimulus and disaster relief programs. The 30-day and 90-day delinquency rates for personal loans were favorably impacted by tighter underwriting standards that were implemented in early 2020. The 30-day and 90-day delinquency rates for private student loans increased at December 31, 2021, compared to December 31, 2020. The increase was due to the payment relief provided by SaP and other payment programs in late 2020 that drove delinquency rates lower at December 31, 2020, as accounts enrolled in the SaP program did not advance through the delinquency cycle.
The balance of credit card, private student, and personal loans reported as TDRs decreased at December 31, 2021, as compared to December 31, 2020, due to elevated payment rates resulting from government stimulus and disaster relief programs. The balance of credit card and private student loans reported as TDRs also benefited from the exclusion of accounts qualifying for the exemption from the TDR designation pursuant to the CARES Act, which expired on January 1, 2022. Upon expiration, the characterization of modified accounts that were exempt from the TDR designation pursuant to Section 4013 of the CARES Act is not reconsidered. Accordingly, these accounts continue to be exempt from the balance of loans reported as TDRs unless a subsequent modification is made. Loan modifications made subsequent to the expiration of Section 4013 are evaluated under GAAP to determine whether the TDR designation applies based on the cumulative length of the concession period and credit quality of the borrower. The balance of personal loans reported as TDRs was also favorably impacted by tighter underwriting standards that were implemented in early 2020, which resulted in fewer enrollments in loan modification programs.
The following table provides the balance of loan receivables restructured through a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act (dollars in millions):

	December 31,
	2021		2020
	$	%	$	%
Credit card loans	$1,620	2.18%	$1,351	1.89%
Private student loans	$242	2.39%	$101	1.01%
Personal loans	$45	0.65%	$73	1.02%

We believe loan modification programs are useful in assisting customers experiencing financial difficulties and help to prevent defaults. We plan to continue to use loan modification programs as a means to provide relief to customers experiencing financial difficulties. See Note 4: Loan Receivables to our consolidated financial statements for additional description of our use of loan modification programs to provide relief to customers experiencing financial hardship.
Modified and Restructured Loans
For information regarding modified and restructured loans, see “— Delinquencies,” “— Impact of the COVID-19 Pandemic on the Loan Portfolio, “— COVID-19 Pandemic Response and Impact — Loan Receivables and Allowance for Credit Losses” and Note 4: Loan Receivables to our consolidated financial statements.
Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) (dollars in millions):

At December 31, 2021	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
Credit card loans	$21,885	$39,465	$12,620	$399	$74,369
Private student loans	358	1,891	6,399	1,465	10,113
Personal loans	2,023	4,608	305	—	6,936
Other loans	76	353	911	926	2,266
Total loan portfolio	$24,342	$46,317	$20,235	$2,790	$93,684

(1)    Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.

At December 31, 2021, approximately $43.5 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $25.9 billion were fixed-rate loans.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Years Ended December 31,			2021 vs. 2020 Increase (Decrease)		2020 vs. 2019 (Decrease) Increase
	2021	2020	2019	$	%	$	%
Discount and interchange revenue, net(1)	$1,224	$933	$1,066	$291	31%	$(133)	(12)%
Protection products revenue	165	180	194	(15)	(8)%	(14)	(7)%
Loan fee income	464	414	449	50	12%	(35)	(8)%
Transaction processing revenue	227	195	197	32	16%	(2)	(1)%
Unrealized gains on equity investments	423	—	—	423	NM	—	—%
Realized gains (losses) on equity investments	1	80	(3)	(79)	(99)%	83	(2,767)%
Other income	66	56	93	10	18%	(37)	(40)%
Total other income	$2,570	$1,858	$1,996	$712	38%	$(138)	(7)%

(1)Net of rewards, including Cashback Bonus rewards, of $2.5 billion, $1.9 billion and $1.9 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
Total other income increased $712 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, which was primarily due to unrealized gains on equity investments and an increase in net discount and interchange revenue. Unrealized gains on equity investments are the result of investments in payment services entities that are carried at fair value because the shares are actively traded. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume. The increase in total other income was partially offset by the existence of realized gains on equity investments in the prior year but not in the current year.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Years Ended December 31,			2021 vs. 2020 Increase (Decrease)		2020 vs. 2019 Increase (Decrease)
	2021	2020	2019	$	%	$	%
Employee compensation and benefits	$1,986	$1,894	$1,738	$92	5%	$156	9%
Marketing and business development	810	659	883	151	23%	(224)	(25)%
Information processing and communications	500	540	409	(40)	(7)%	131	32%
Professional fees	797	717	753	80	11%	(36)	(5)%
Premises and equipment	92	113	107	(21)	(19)%	6	6%
Other expense	620	596	503	24	4%	93	18%
Total other expense	$4,805	$4,519	$4,393	$286	6%	$126	3%

Total other expense increased $286 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to increases in marketing and business development, employee compensation and benefits and professional fees. Marketing and business development increased due to growth investments, primarily in card, and increased brand marketing. Employee compensation and benefits increased as a result of higher bonus accruals and higher average salaries, partially offset by lower headcount. The increase in professional fees was primarily driven by an increase in recovery fees.

Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.4	3.4	3.5
Tax credits	(1.2)	(4.4)	(1.4)
Other	(0.3)	0.5	(0.2)
Effective income tax rate	22.9%	20.5%	22.9%

Income tax expense	$1,615	$294	$878

For the year ended December 31, 2021, income tax expense increased $1.3 billion, and the effective income tax rate increased 2.4 percentage points as compared to the year ended December 31, 2020. The increase in income tax expense was primarily driven by an increase in pretax income. The effective tax rate increased primarily due to tax credits having a lower rate benefit on higher pretax income.
Liquidity and Capital Resources
Impact of the COVID-19 Pandemic on Liquidity and Capital
The U.S. recorded strong real GDP growth during 2021 as it recovered from a brief but severe recession in 2020 caused by the COVID-19 pandemic. Labor market conditions also improved considerably as the unemployment rate fell more than two percentage points and job openings exceeded the number of unemployed workers for much of the year. In response to improved economic conditions and higher inflation rates, the Federal Reserve has begun to alter its monetary policy by reducing its monthly asset purchases.
We remain well-capitalized with capital ratios in excess of regulatory minimums and our own internal targets and maintain ample capital to finance loan receivable growth. To deploy excess capital, we resumed our common stock repurchase program during the first quarter of 2021, repurchasing $2.2 billion of our common stock during the year ended December 31, 2021.
As financial and capital markets conditions improved throughout 2021, we exercised prudent stewardship of our liquidity and deposit balances, which grew rapidly at the onset of the pandemic. Credit spreads tightened materially and remained near record-low levels as of December 31, 2021. Consequently, we opportunistically issued $1.8 billion of credit card asset-backed securities during the third quarter of 2021. We also diversified our funding channels by becoming a member of the FHLB Chicago. Furthermore, we acted to stem our deposit balance growth by spending less on marketing and lowering our deposit rates, which helped return our liquidity portfolio balances to pre-pandemic levels by December 31, 2021.
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile to fund our business and repay or refinance our maturing obligations under normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingent liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a portfolio composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities, as well as secured borrowing capacity through private term asset-backed securitizations and Federal Home Loan Bank (“FHLB”) advances. In addition, we have unused borrowing capacity at the Federal Reserve discount window, which provides another source of contingent liquidity.

Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) direct marketing, internet origination and affinity relationships (“direct-to-consumer deposits”) and (ii) contractual arrangements with securities brokerage firms (“brokered deposits”). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking/debit accounts. Brokered deposits include certificates of deposit and sweep accounts. In December 2020, the Federal Deposit Insurance Corporation ("FDIC") issued the final rule on revisions to its brokered deposits regulations. In accordance with this final rule, our regulatory reporting reflects the changes required to deposit categorizations. Specifically, certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships will no longer be categorized as brokered for regulatory reporting purposes. At December 31, 2021, we had $61.9 billion of direct-to-consumer deposits and $10.5 billion of brokered deposits, of which there are $65.5 billion of deposit balances due in less than one year and $6.9 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller’s interest. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller’s interest and subordinated classes of DCENT DiscoverSeries notes. At December 31, 2021, we had $9.4 billion of outstanding public asset-backed securities and $3.9 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended December 31, 2021, the DiscoverSeries three-month rolling average excess spread was 15.50%. The period of ultimate repayment would be determined by the amount and timing of collections received.
Through our wholly-owned indirect subsidiary, Discover Funding LLC, we are required to maintain an interest in a contractual minimum level of receivables in DCMT in excess of the face value of outstanding investors’ interests. This minimum interest is referred to as the minimum seller’s interest. The required minimum seller’s interest in the pool of trust receivables is approximately 7% in excess of the total investors’ interests, which includes interests held by third parties as well as those interests held by us. If the level of receivables in DCMT were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card receivables restricted for securitization investors. A decline in the amount of the excess seller’s interest could occur if balance repayments and charge offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors’ interests. Seller’s interest exhibits seasonality as higher receivable balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller’s interest requirement, an early amortization (or repayment) of investors’ interests would be triggered.
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of December 31, 2021, there were $25.2 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the year ended December 31, 2021. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.

The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At December 31, 2021	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$9,435	$4,882	$4,553

The “AAA(sf)” and “Aaa(sf)” ratings of the DCENT DiscoverSeries Class A Notes issued to date have been based, in part, on an FDIC rule, which created a safe harbor that provides that the FDIC, as conservator or receiver, will not use its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize assets transferred in connection with a securitization as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 2009. However, other legislative and regulatory developments may impact our ability or desire to issue asset-backed securities in the future.
Federal Home Loan Bank Advances
Discover Bank is a member bank of the FHLB of Chicago, one of 11 FHLBs that, along with the Office of Finance, compose the FHLB System. The FHLBs are government-sponsored enterprises of the U.S. (“U.S. GSEs”) chartered to improve the availability of funds to support home ownership. As such, senior debt obligations of the FHLBs feature the same credit ratings as U.S. Treasury securities and are considered high-quality liquid assets for bank regulatory purposes. Consequently, the FHLBs benefit from consistent capital market access during nearly all macroeconomic and financial market conditions and low funding costs, which they pass on to their member banks when they borrow advances. Thus, we consider FHLB advances a stable and reliable funding source for Discover Bank for short-term contingent liquidity and long-term asset-liability management.
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. As of December 31, 2021, we had total committed borrowing capacity of $1.4 billion based on the amount and type of assets pledged, of which $1.3 billion of short-term advances were outstanding with the FHLB of Chicago to meet seasonal funding needs. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings — Private Student Loans
At December 31, 2021, $104 million of principal was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying private student loans will reduce the balance of these secured borrowings until the debt matures in June 2031.
Other Long-Term Borrowings — Corporate and Bank Debt
The following table provides a summary of DFS (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At December 31, 2021	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,422
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2022-2031	$168
Discover Bank fixed-rate senior bank notes, maturing 2023-2030	$5,350
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

As of December 31, 2021, $420 million of interest on our fixed-rate debt is due in less than one year and $1.2 billion of interest is due in one year and thereafter. See Note 9: Long-Term Borrowings to our consolidated financial statements for more information on the maturities of our long-term borrowings. Certain DFS senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and corresponding ratings downgrade below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At December 31, 2021, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, we have access to short-term advance structures through the FHLB of Chicago and privately placed asset-backed securitizations. At December 31, 2021, there were $1.3 billion and $500 million of short-term advances outstanding from the FHLB and private asset-backed securitizations, respectively.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. At December 31, 2021, we had a total committed capacity of $4.0 billion, $500 million of which was drawn to meet seasonal funding needs. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2021, Discover Bank had $34.3 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of December 31, 2021, we have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal, and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At December 31, 2021, our unused credit arrangements were approximately $220.7 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications, global merchant acceptance, and cashback rewards, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of December 31, 2021, we have debt obligations, common stock, and preferred stock outstanding. Refer to “— Funding Sources” and “— Capital” for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
We assess funding uses and liquidity needs under stressed and normal operating conditions, considering primary uses of funding, such as on-balance sheet loans and contingent uses of funding, such as the need to post additional collateral for derivatives positions. To anticipate funding needs under stress, we conduct liquidity stress tests to assess the impact of idiosyncratic, systemic and hybrid (i.e., idiosyncratic and systemic) scenarios with varying levels of liquidity risk reflecting a range of stress severity. If we determine we have excess cash and cash equivalents, we may invest in highly liquid, unencumbered assets that we expect to be able to convert to cash quickly and with little loss of value using the repo market or outright sales.
Guarantees
Guarantees are contracts or indemnification agreements that may require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Also included in guarantees are contracts that may require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. Our guarantees relate to transactions processed on the Discover Network and certain transactions processed by PULSE and Diners Club. In the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements. See Note 18: Commitments, Contingencies and Guarantees to our consolidated financial statements for further discussion regarding our guarantees.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including those for securitizations and unsecured senior and subordinated debt, may be affected by the credit ratings of DFS, Discover Bank and the securitization trusts. Downgrades in these credit ratings could result in higher interest expense on our unsecured debt and asset securitizations, as well as higher credit enhancement requirements for both our public and private asset securitizations. In addition to increased funding costs, deterioration in our credit ratings could reduce our borrowing capacity in the unsecured debt and asset securitization capital markets.
When the COVID-19 pandemic emerged in 2020, rating agencies cited their expectation that the banking industry would experience heightened loan delinquencies and charge offs from deterioration in the labor market. During the second quarter of 2020, Moody’s, Standard and Poor’s and Fitch Ratings affirmed our credit ratings, but Standard and Poor’s and Fitch changed their outlooks on DFS’ and Discover Bank’s senior unsecured credit ratings from “stable” to “negative” while Moody’s retained a “stable” outlook on our credit ratings. On March 25, 2021, Standard and Poor's upgraded its outlook on DFS' and Discover Bank's senior unsecured debt from "negative" to "stable" recognizing better-than-expected operating performance in 2020 and our strong loss-absorbing capacity. For similar reasons, on May 3, 2021, Fitch Ratings also affirmed the credit ratings on DFS' and Discover Bank's senior unsecured debt and revised its outlook on those ratings from "negative" to "stable." On May 27, 2021, Moody's affirmed its credit ratings for DFS and Discover Bank while upgrading its outlook on those ratings from "stable" to "positive." On July 12, 2021, Moody's upgraded Discover Bank's long-term subordinate debt rating to "Baa2" from "Baa3", driven by revisions to their Advanced Loss Given Failure analysis.
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
We maintain a liquidity risk and funding management policy, which outlines the overall framework and general principles we follow in managing liquidity risk across our business. The Board of Directors approves the policy and the Asset and Liability Management Committee (the “ALCO”) is responsible for its implementation. Additionally, we maintain a liquidity management framework document that outlines the general strategies, objectives and principles we utilize to manage our liquidity position and the various liquidity risks inherent in our business model. We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. The ALCO, chaired by our Treasurer, has cross-functional membership and manages liquidity risk centrally. The ALCO monitors the liquidity risk profiles of DFS and Discover Bank and oversees any actions Corporate Treasury may take to ensure that we maintain ready access to our funding sources and sufficient liquidity to meet current and projected needs. In addition, the ALCO and our Board of Directors regularly review our compliance with our liquidity limits at DFS and Discover Bank, which are established in accordance with the liquidity risk appetite set by our Board of Directors.
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
At December 31, 2021, our liquidity portfolio is composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities (“RMBS”) issued by U.S. government agencies or U.S. GSEs. These investments are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.
At December 31, 2021, our liquidity portfolio and undrawn credit facilities were $52.9 billion, which was $10.5 billion lower than the balance at December 31, 2020. Our liquidity portfolio and undrawn credit facilities shrunk during 2021 as we managed excess liquidity through the reduction of marketing spend and deposit rates, which resulted in lower aggregate deposit balances, and the redemption and/or maturity of certain outstanding retail notes, senior bank notes and securitized debt. We partially offset these balance declines by becoming a member of the FHLB of Chicago. During the years ended December 31, 2021 and 2020, the average balance of our liquidity portfolio was $23.4 billion and $24.6 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	December 31,
	2021	2020
Liquidity portfolio
Cash and cash equivalents(1)	$8,080	$12,675
Other short-term investments	—	2,200
Investment securities(2)	6,879	9,536
Total liquidity portfolio	14,959	24,411
Private asset-backed securitizations(3)	3,500	6,000
Federal Home Loan Bank of Chicago available borrowing capacity	150	—
Primary liquidity sources	18,609	30,411
Federal Reserve discount window available borrowing capacity(3)	34,254	32,930
Total liquidity portfolio and undrawn credit facilities	$52,863	$63,341

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $27 million and $117 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2021 and 2020, respectively.
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
We utilize a measure referred to as Number of Months of Pre-Funding to determine the length of time DFS can meet upcoming funding obligations, including common and preferred stock dividend payments and debt service obligations, using existing cash resources. In managing this metric, we structure our debt maturity schedule to manage prudently the amount of debt maturing within a short period. See Note 9: Long-Term Borrowings to our consolidated financial statements for further information regarding our debt.
Capital
Our primary sources of capital are the earnings generated by our businesses and the proceeds from issuances of capital securities. We seek to manage capital to a level and composition sufficient to support our businesses’ growth and risks and to meet regulatory requirements, rating agency targets and debt investor expectations. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives and legislative and regulatory developments.
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum capital levels. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial condition and operating results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory reforms, such as those related to the adoption of the Current Expected Credit Losses (“CECL”) accounting model, may require us to hold more capital or adversely impact our capital level. We consider the potential impacts of these reforms in managing our capital position.

DFS and Discover Bank are subject to regulatory capital rules issued by the Federal Reserve and the FDIC, respectively, under the Basel Committee’s December 2010 framework (“Basel III rules”). Under the Basel III rules, DFS and Discover Bank are classified as “standardized approach” entities, as they are U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. The Basel III rules require DFS and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios.
On March 27, 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the CECL accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over three years, beginning in 2022. We estimate that electing this option raised our Common Equity Tier 1 ("CET1") capital ratios in 2021 and 2020. For additional information regarding the risk-based capital and leverage ratios, see Note 17: Capital Adequacy to our consolidated financial statements.
On March 4, 2020, the Federal Reserve announced the SCB final rule, which imposes limitations on DFS’ capital distributions if we do not maintain our risk-based capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. Under this rule, DFS is required to assess whether our planned capital actions are consistent with the effective capital distribution limitations that will apply on a pro-forma basis throughout the planning horizon.
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of RWAs. For Category IV firms, including DFS, the Federal Reserve calculates each firm’s SCB biennially in even-numbered calendar years. In odd-numbered years, including 2021, each firm subject to Category IV standards that did not opt-in to such year’s supervisory stress tests as part of the Federal Reserve’s CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm’s annual capital plan. DFS elected to not participate in the Federal Reserve's supervisory stress test in 2021, but will be a participant in 2022.
As part of CCAR, DFS must submit an annual capital plan, which it did on April 5, 2021 ("2021 Capital Plan"). The 2021 Capital Plan employed forward-looking internal assessments of income and capital under baseline and stressful conditions. On August 5, 2021, the Federal Reserve notified DFS of its adjusted SCB requirement of 3.6% based on the planned common stock dividends in the 2021 Capital Plan. DFS' SCB was effective on October 1, 2021 and slightly increased the SCB in effect for the preceding year, which was 3.5%. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
At December 31, 2021, DFS and Discover Bank met the requirements for “well-capitalized” status under the Federal Reserve’s Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders’ equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. As of December 31, 2021, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure for different companies.

The following table reconciles total common stockholders’ equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	December 31,
	2021	2020
Total common stockholders’ equity(1)	$12,352	$9,828
Less: goodwill	(255)	(255)
Less: intangible assets, net	—	(95)
Tangible common equity	$12,097	$9,478

(1)Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
Our Board of Directors declared the following common stock dividends during years ended December 31, 2021, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Dividend per Share
2021
October 19, 2021	November 24, 2021	December 09, 2021	$0.50
July 20, 2021	August 19, 2021	September 02, 2021	0.50
April 20, 2021	May 20, 2021	June 03, 2021	0.44
January 19, 2021	February 18, 2021	March 04, 2021	0.44
Total common stock dividends			$1.88

2020
October 20, 2020	November 19, 2020	December 03, 2020	$0.44
July 21, 2020	August 20, 2020	September 03, 2020	0.44
April 21, 2020	May 21, 2020	June 04, 2020	0.44
January 21, 2020	February 20, 2020	March 05, 2020	0.44
Total common stock dividends			$1.76

2019
October 17, 2019	November 21, 2019	December 05, 2019	$0.44
July 18, 2019	August 22, 2019	September 05, 2019	0.44
April 18, 2019	May 24, 2019	June 06, 2019	0.40
January 17, 2019	February 21, 2019	March 07, 2019	0.40
Total common stock dividends			$1.68

On January 18, 2022, we declared a quarterly cash dividend on our common stock of $0.50 per share, payable on March 3, 2022, to holders of record on February 17, 2022, which is consistent with the quarterly amount paid in the second half of 2021. In light of the pandemic-induced economic downturn in 2020, the Federal Reserve required all large banks participating in the CCAR supervisory stress test to cap common stock dividends at the lower of the prior quarter's dividend or the average of a firm’s net income over the preceding four quarters. The Federal Reserve lifted this restriction as of July 1, 2021. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.

Our Board of Directors declared the following Series C preferred stock dividends during the years ended December 31, 2021, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2021
July 20, 2021	October 15, 2021	November 01, 2021	$27.50
January 19, 2021	April 15, 2021	April 30, 2021	27.50
Total Series C preferred stock dividends			$55.00

2020
July 21, 2020	October 15, 2020	October 30, 2020	$27.50
January 21, 2020	April 15, 2020	April 30, 2020	27.50
Total Series C preferred stock dividends			$55.00

2019
July 21, 2019	October 15, 2019	October 30, 2019	$27.50
January 21, 2019	April 15, 2019	April 30, 2019	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared Series D preferred stock dividends during the year ended December 31, 2021, as follows:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2021
July 20, 2021	September 08, 2021	September 23, 2021	$30.625
January 19, 2021(1)	March 08, 2021	March 23, 2021	46.110
Total Series D preferred stock dividends			$76.735

(1)The dividend includes $30.63 semi-annual dividend per depositary share plus $15.48 to account for the long first dividend period.
On January 18, 2022, we declared a semi-annual cash dividend on our Series C and Series D of $27.50 and $30.625 per depositary share, respectively, payable on May 2, 2022 and March 23, 2022, respectively, to holders of record on April 15, 2022 and March 8, 2022, respectively.
In light of improved macroeconomic conditions and our strong financial results, our Board of Directors approved a new share repurchase program in July 2021. The new program authorizes up to $2.4 billion of share repurchases through March 31, 2022. This share repurchase authorization replaces our prior $1.1 billion share repurchase program, which was scheduled to expire on December 31, 2021. During the three months ended December 31, 2021, we repurchased approximately 6.5 million shares, or 2.0% of our outstanding common stock as of September 30, 2021, for approximately $770 million. During the year ended December 31, 2021, we repurchased approximately 18.9 million shares, or 6.2% of our outstanding common stock as of December 31, 2020, for $2.2 billion. We may use various methods to repurchase shares under the program, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
The amount and size of any future dividends and share repurchases will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors. The declaration and payment of future dividends and the amount thereof are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary (Discover Bank) can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or could adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
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
We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12 months from our reporting date, we assume that all interest-rate-sensitive assets and liabilities are subject to a hypothetical, immediate 100 basis point change in interest rates relative to market consensus expectations as of the beginning of the period. The sensitivity simulation includes the hypothetical assumption that all relevant types of interest rates would change instantaneously, simultaneously and to the same degree.
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At December 31, 2021, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest-rate-sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest-rate-sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12 months. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or London Interbank Offered Rate (“LIBOR”), which will reset before the end of the next 12 months, or liabilities that have fixed rates at the fiscal period end but will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the next 12 months, are also considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
Net interest income sensitivity simulations require assumptions regarding market conditions, consumer behavior and the growth and composition of our balance sheet. The degree by which our deposit rates change when benchmark interest rates change, our deposit “beta,” is one of the most significant of these assumptions. Assumptions about deposit beta and other matters are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented below. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term interest rates relative to long-term rates, balance sheet composition, competitor actions affecting pricing decisions in our loans and deposits, the mix of promotional balances in our card portfolio, the level of interest charge-offs and recoveries, the influence of loan repayment rates on revolving balances and strategic actions undertaken by our management.
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

	December 31,
	2021		2020
Basis point change	$	%	$	%
+100	$154	1.51%	$153	1.55%
-100	NM	NM	NM	NM

We have not provided an estimate of any impact on net interest income of a decrease in interest rates at December 31, 2021, as many of our interest-rate-sensitive assets and liabilities are tied to interest rates (i.e., Prime and federal funds) that are already at or near their historical minimum levels and, therefore, could not materially decrease further assuming U.S. market interest rates remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the U.S. would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S. market interest rates could fall below zero percent, this has never occurred in the U.S.

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

During the year ended December 31, 2021, the economic impacts of the COVID-19 pandemic resulted in increased uncertainty and more judgment to derive the CECL estimate, specifically related to key economic assumptions used within the model. The selection of key assumptions and evaluation of model output required significant judgment from management. At December 31, 2021, the total allowance for loans was $6.8 billion.
Given the significant estimates and assumptions management makes to estimate the allowance for credit losses and the impact of the COVID-19 pandemic on the economic environment, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit modeling specialists.
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
February 24, 2022
We have served as the Company’s auditor since the spin-off from its former parent company in 2007 and as Discover Bank’s (a wholly owned subsidiary of the Company) auditor since 1985.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition

	December 31,
	2021	2020
	(dollars in millions, except share amounts)
Assets
Cash and cash equivalents	$8,750	$13,564
Restricted cash	2,582	25
Other short-term investments	—	2,200
Investment securities (includes available-for-sale securities of $6,700 and $9,654 reported at fair value with associated amortized cost of $6,549 and $9,277 at December 31, 2021 and 2020, respectively)	6,904	9,914
Loan receivables
Loan receivables	93,684	90,449
Allowance for credit losses	(6,822)	(8,226)
Net loan receivables	86,862	82,223
Premises and equipment, net	983	1,027
Goodwill	255	255
Intangible assets, net	—	95
Other assets	3,906	3,586
Total assets	$110,242	$112,889
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$70,818	$75,695
Non-interest bearing deposit accounts	1,575	1,209
Total deposits	72,393	76,904
Short-term borrowings	1,750	—
Long-term borrowings	18,477	21,241
Accrued expenses and other liabilities	4,214	3,860
Total liabilities	96,834	102,005
Commitments, contingencies and guarantees (Notes 15, 18 and 19)
Stockholders’ Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 568,830,897 and 567,898,063 shares issued at December 31, 2021 and 2020, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at December 31, 2021 and 2020	1,056	1,056
Additional paid-in capital	4,369	4,257
Retained earnings	24,766	19,955
Accumulated other comprehensive (loss) income	(94)	45
Treasury stock, at cost; 280,502,577 and 261,300,765 shares at December 31, 2021 and 2020, respectively	(16,695)	(14,435)
Total stockholders’ equity	13,408	10,884
Total liabilities and stockholders’ equity	$110,242	$112,889

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

	December 31,
	2021	2020
	(dollars in millions)
Assets
Restricted cash	$2,582	$25
Loan receivables	$25,449	$27,546
Allowance for credit losses allocated to securitized loan receivables	$(1,371)	$(1,936)
Other assets	$4	$3
Liabilities
Short- and long-term borrowings	$9,539	$10,840
Accrued expenses and other liabilities	$6	$8

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in millions, except per share amounts)
Interest income
Credit card loans	$8,717	$8,985	$9,690
Other loans	1,734	1,817	1,871
Investment securities	182	252	179
Other interest income	18	41	253
Total interest income	10,651	11,095	11,993
Interest expense
Deposits	661	1,231	1,587
Short-term borrowings	—	32	—
Long-term borrowings	473	602	943
Total interest expense	1,134	1,865	2,530
Net interest income	9,517	9,230	9,463
Provision for credit losses(1)	218	5,134	3,231
Net interest income after provision for credit losses	9,299	4,096	6,232
Other income
Discount and interchange revenue, net	1,224	933	1,066
Protection products revenue	165	180	194
Loan fee income	464	414	449
Transaction processing revenue	227	195	197
Unrealized gains on equity investments	423	—	—
Realized gains (losses) on equity investments	1	80	(3)
Other income	66	56	93
Total other income	2,570	1,858	1,996
Other expense
Employee compensation and benefits	1,986	1,894	1,738
Marketing and business development	810	659	883
Information processing and communications	500	540	409
Professional fees	797	717	753
Premises and equipment	92	113	107
Other expense	620	596	503
Total other expense	4,805	4,519	4,393
Income before income tax expense	7,064	1,435	3,835
Income tax expense	1,615	294	878
Net income	$5,449	$1,141	$2,957
Net income allocated to common stockholders	$5,351	$1,104	$2,908
Basic earnings per common share	$17.85	$3.60	$9.09
Diluted earnings per common share	$17.83	$3.60	$9.08

(1)Prior to adoption of Accounting Standards Update (“ASU”) No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Net income	$5,449	$1,141	$2,957
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(170)	172	102
Unrealized gains (losses) on cash flow hedges, net of tax	3	5	(39)
Unrealized pension and post-retirement plan gains (losses), net of tax	28	(13)	(26)
Other comprehensive (loss) income	(139)	164	37
Comprehensive income	$5,310	$1,305	$2,994

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(dollars in millions, shares in thousands)
Balance at December 31, 2018	6	$563	564,852	$6	$4,130	$18,906	$(156)	$(12,319)	$11,130
Net income	—	—	—	—	—	2,957	—	—	2,957
Other comprehensive income	—	—	—	—	—	—	37	—	37
Purchases of treasury stock	—	—	—	—	—	—	—	(1,768)	(1,768)
Common stock issued under employee benefit plans	—	—	97	—	7	—	—	—	7
Common stock issued and stock-based compensation expense	—	—	1,705	—	69	—	—	—	69
Dividends — common stock ($1.68 per share)	—	—	—	—	—	(542)	—	—	(542)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2019	6	563	566,654	6	4,206	21,290	(119)	(14,087)	11,859
Cumulative effect of ASU No. 2016-13 adoption	—	—	—	—	—	(1,902)	—	—	(1,902)
Net income	—	—	—	—	—	1,141	—	—	1,141
Other comprehensive income	—	—	—	—	—	—	164	—	164
Purchases of treasury stock	—	—	—	—	—	—	—	(348)	(348)
Common stock issued under employee benefit plans	—	—	192	—	10	—	—	—	10
Common stock issued and stock-based compensation expense	—	—	1,052	—	41	—	—	—	41
Preferred stock issued	5	493	—	—	—	—	—	—	493
Dividends — common stock ($1.76 per share)	—	—	—	—	—	(543)	—	—	(543)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2020	11	1,056	567,898	6	4,257	19,955	45	(14,435)	10,884
Net income	—	—	—	—	—	5,449	—	—	5,449
Other comprehensive loss	—	—	—	—	—	—	(139)	—	(139)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,260)	(2,260)
Common stock issued under employee benefit plans	—	—	88	—	9	—	—	—	9
Common stock issued and stock-based compensation expense	—	—	845	—	103	—	—	—	103
Preferred stock issued	—	—	—	—	—	—	—	—	—
Dividends — common stock ($1.88 per share)	—	—	—	—	—	(569)	—	—	(569)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($7,674 per share)	—	—	—	—	—	(38)	—	—	(38)
Balance at December 31, 2021	11	$1,056	568,831	$6	$4,369	$24,766	$(94)	$(16,695)	$13,408

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Cash flows provided by operating activities
Net income	$5,449	$1,141	$2,957
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses(1)	218	5,134	3,231
Deferred income taxes	327	(672)	(133)
Depreciation and amortization	531	485	436
Amortization of deferred revenues and accretion of accretable yield on acquired loans	(295)	(320)	(421)
Net unrealized and realized (gains) losses on investments and other assets	(382)	(26)	37
Other, net	257	200	82
Changes in assets and liabilities:
(Increase) decrease in other assets	(496)	118	(202)
Increase in accrued expenses and other liabilities	410	136	209
Net cash provided by operating activities	6,019	6,196	6,196

Cash flows provided by (used for) investing activities
Maturities of other short-term investments	2,200	5,850	1,000
Purchases of other short-term investments	—	(8,046)	(1,000)
Maturities of available-for-sale investment securities	2,727	1,007	140
Purchases of available-for-sale investment securities	(9)	(113)	(7,183)
Maturities of held-to-maturity investment securities	82	54	31
Purchases of held-to-maturity investment securities	(28)	(44)	(66)
Net principal (disbursed) repaid on loans originated for investment	(4,574)	3,045	(7,844)
Proceeds from the sale of available for sale securities	5	—	—
Proceeds from the sale of other investments	1	94	—
Purchases of other investments	(170)	(72)	(68)
Purchases of premises and equipment	(194)	(261)	(284)
Net cash provided by (used for) investing activities	40	1,514	(15,274)

Cash flows (used for) provided by financing activities
Net increase in short-term borrowings	1,750	—	—
Proceeds from issuance of securitized debt	1,727	—	3,519
Maturities and repayment of securitized debt	(3,451)	(3,531)	(6,287)
Proceeds from issuance of other long-term borrowings	—	494	1,340
Maturities and repayments of other long-term borrowings	(922)	(1,755)	(286)
Net (decrease) increase in deposits	(4,533)	4,128	4,945
Proceeds from issuance of common stock	9	10	7
Proceeds from issuance of preferred stock	—	493	—
Dividends paid on common and preferred stock	(636)	(576)	(573)
Purchases of treasury stock	(2,260)	(348)	(1,768)
Net cash (used for) provided by financing activities	(8,316)	(1,085)	897
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,257)	6,625	(8,181)
Cash, cash equivalents and restricted cash, at beginning of period	13,589	6,964	15,145
Cash, cash equivalents and restricted cash, at end of period	$11,332	$13,589	$6,964

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$8,750	$13,564	$6,924
Restricted cash	2,582	25	40
Cash, cash equivalents and restricted cash, at end of period	$11,332	$13,589	$6,964

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest expense	$1,077	$1,799	$2,407
Income taxes, net of income tax refunds	$1,305	$901	$1,088

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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. The Company believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Actual results could differ from these estimates.
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
It is also the Company’s policy to consolidate any VIEs for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) as well as the student loan securitization trust. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust Servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, (i) the power to direct the activities that most significantly impact the economic performance of the trust and (ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other VIE during the years ended December 31, 2021, 2020 and 2019.
For investments in any entities in which the Company owns 50% or less of the outstanding voting stock but in which the Company has significant influence over operating and financial decisions, the Company applies the equity method of accounting. The Company also applies the equity method to its investments in qualified affordable housing projects and similar tax credit partnerships. In cases where the Company’s equity investment is less than 20% and significant influence does not exist, such investments are carried at cost as they typically do not have readily determinable fair values, and are adjusted for any impairment in value. Investments in actively traded stock are carried at fair value with changes in fair value recorded as an adjustment to earnings.

2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments with maturities of 90 days or less when purchased, excluding amounts restricted by certain contractual or other obligations. Cash and cash equivalents included $1.2 billion and $1.1 billion of cash and due from banks and $7.6 billion and $12.5 billion of interest-earning deposits at other banks at December 31, 2021 and 2020, respectively.
Restricted Cash
Restricted cash includes cash in accounts from which the Company’s ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2021, investment securities consisted of debt obligations of the U.S. Treasury and government-sponsored enterprises of the U.S. (“U.S. GSEs”) and mortgage-backed securities issued by government agencies or U.S. GSEs. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”) included in stockholders’ equity. The Company estimates the fair value of available-for-sale investment securities as more fully discussed in Note 20: Fair Value Measurements. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. Interest on investment securities is accrued each month in accordance with their contractual terms and recorded in other assets in the consolidated statements of financial condition. The U.S. Treasury and U.S. GSE obligations and mortgage-backed securities issued by government agencies or U.S. GSEs in which the Company invests have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments.
Loan Receivables
Loan receivables consist of credit card receivables and other loan receivables. The carrying values of all classes of loan receivables include unamortized net deferred loan origination fees and costs (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). The credit card loan receivables carrying amount includes the principal amounts outstanding and uncollected billed interest and fees and is reduced for unearned revenue related to balance transfer fees (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). Other loans consist of private student loans, personal loans and other loans and the carrying amount of those loans includes principal amounts outstanding. For private student loans, principal amounts outstanding also include accrued interest that has been capitalized. The Company’s loan receivables are deemed to be held-for-investment at origination or acquisition because management has the intent and ability to hold them for the foreseeable future. Cash flows associated with loans originated or acquired for investment are classified as cash flows from investing activities, regardless of a subsequent change in intent.
Delinquent Loans and Net Charge-Offs
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
The Company calculates its allowance for credit losses by estimating expected credit losses separately for classes of receivables with similar risk characteristics. This results in segmenting the portfolio by loan product type, which is the level that the Company develops and documents its methodology for determining the allowance for credit losses. The estimate of expected credit losses for each loan product type is based on: (i) a reasonable and supportable forecast period; (ii) a reversion period; and (iii) a post-reversion period based on historical information covering the remaining life of the loan, all of which is netted with expected recoveries. The lengths of the reasonable and supportable forecast and reversion periods can vary and are subject to a quarterly assessment that considers the economic outlook and level of variability among macroeconomic forecasts. In benign economic conditions, the Company expects to apply a straight-line method to revert from the reasonable and supportable forecast period to the post-reversion period, but in certain stressed scenarios, a weighted approach may be deemed more appropriate.
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
The components described above for credit card, private student and personal loans are developed utilizing historical data and applicable macroeconomic variable inputs based on statistical analysis and customer behavioral relationships with credit performance. Expected recoveries from loans charged off as of the balance sheet date are modeled separately and included in the allowance estimate. The Company leverages these models and recent macroeconomic forecasts for the portion of the estimate associated with the reasonable and supportable forecast period. To estimate expected credit losses for the remainder of the life of the credit card loans, the Company reverts to historical experience of credit card loans with characteristics similar to those as of the balance sheet date and observed over various phases of a credit cycle. To estimate expected credit losses for the remainder of the life of private student and personal loans, the Company generally reverts to use of average macroeconomic variables over an appropriate historical period.
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
As part of certain collection strategies, the Company may modify the terms of loans to customers experiencing financial hardship. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on private student loans and certain grants of private student loan forbearance are generally accounted for as troubled debt restructurings. The Company classifies a modified loan in which a concession has been granted to the borrower as a troubled debt restructuring based on the cumulative length of the concession period and credit quality of the borrower.
Loan receivables that have been modified are subject to the same requirements for the accrual of expected credit loss over their expected remaining lives as described above for unmodified loans. The effects of all loan modifications, including troubled debt restructurings (“TDRs”), loan modifications exempt from TDR status pursuant to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”) and Skip-a-Pay (payment deferral) (“SaP”) programs, are reflected in the allowance for credit losses. An adjustment to the allowance for credit losses is not recorded for reasonably expected TDRs as the impact is not material. When the impact of the concession can only be captured by use of a discounted cash flow method (or a reconcilable method), such method is used to measure the allowance for credit losses.
Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach. As required by the ASU, financial statement results and balances prior to January 1, 2020, have not been retrospectively adjusted to reflect the amendments in ASU No. 2016-13. Therefore, the balances and results as of and for the years ended December 31, 2021 and 2020 are not comparable to the balances and results as of and for the year ended December 31, 2019, particularly with regard to the provision and allowance for credit losses (and their related subtotals). See Note 2: Summary of Significant Accounting Policies to the consolidated financial statements of the Company's annual report on Form 10-K for the year ended December 31, 2019 for more information related to the incurred loss approach.
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
Goodwill
Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reported goodwill relates to PULSE, which it acquired in 2005. The Company’s goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No impairment was identified during the impairment test conducted as of October 1, 2021.
Intangible Assets
The Company’s identifiable intangible assets consist of both amortizable and non-amortizable intangible assets. As of December 31, 2021, the Company’s identifiable intangible assets have no remaining net carrying value. The Company’s amortizable intangible assets consist primarily of acquired customer relationships and certain trade name intangibles, which were fully amortized as of December 31, 2021. The Company’s policy is to present amortizable intangible assets at net carrying value and to amortize them over their estimated useful lives. The amortization periods approximate the periods over which the Company expects to generate future net cash inflows from the use of these assets. The Company’s policy is to amortize intangibles in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, where such pattern can be reasonably determined, as opposed to the straight-line basis. This method of amortization typically results in a greater portion of the intangible asset being amortized in the earlier years of its useful life.
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
The Company’s non-amortizable intangible assets consist primarily of the brand-related intangibles and international transaction processing rights included in the acquisition of Diners Club. As of December 31, 2021, these assets have been fully impaired. See Note 7: Goodwill and Intangibles for additional details on the Company’s intangible assets.
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
Advertising Costs
The Company expenses television and radio advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $262 million, $212 million and $264 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Income Taxes
Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recognized when their realization is determined to be more likely than not. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances and which causes a change in management’s judgment about the realizability of the related deferred tax asset is included in the current tax provision. Uncertain tax positions are measured at the highest amount of tax benefit for which realization is judged to be more likely than not. Tax benefits that do not meet these criteria are unrecognized tax benefits. The Company recognizes and reports interest and penalties, if necessary, related to uncertain tax positions within its provision for income tax expense. See Note 15: Income Taxes for more information about the Company’s income taxes.
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

Significant Revenue Recognition Accounting Policies
Loan Interest and Fee Income
Interest on loans is composed largely of interest on credit card loans and is recognized based on the amount of loans outstanding and their contractual interest rate. Interest on credit card loans is included in loan receivables when billed to the customer. The Company accrues unbilled interest revenue each month from a customer’s billing cycle date to the end of the month. The Company applies an estimate of the percentage of loans that will revolve in the next cycle in the estimation of the accrued unbilled portion of interest revenue that is included in other assets on the consolidated statements of financial condition. Interest on other loan receivables is accrued each month in accordance with their contractual terms and recorded in other assets in the consolidated statements of financial condition.
The Company recognizes fees (except balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the estimated life of the related balance. As of December 31, 2021 and 2020, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $62 million. Loan fee income consists of fees on credit card loans and includes late, cash advance, returned check and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2021 and 2020, the remaining unamortized deferred costs related to loan origination were $222 million and $157 million, respectively, and were recorded in loan receivables.
The Company accrues interest and fees on credit card and closed-end loan receivables until the loans are paid or charged off, except in instances of customer bankruptcy, death or suspected fraud, where no further interest and fee accruals occur following notification. Upon completion of the fraud investigation, non-fraudulent credit card and closed-end consumer loan receivables may resume accruing interest. Payments received on non-accrual loans are allocated according to the same payment hierarchy applied to loans that are accruing interest. When loan receivables are charged off, unpaid accrued interest and fees are reversed against the income line items in which they were originally recorded in the consolidated statements of income. Charge-offs and recoveries of amounts that relate to capitalized interest on private student loans are treated as principal charge-offs and recoveries, affecting the provision for credit losses rather than interest income. The Company considers uncollectible interest and fee revenues in assessing the adequacy of the allowance for credit losses.
Interest income from loans accounted for as troubled debt restructurings is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy applied to loans that are not in such programs.
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
The Company pays issuer interchange to card-issuing entities that have entered into contractual arrangements to issue cards on the Discover Network and on certain transactions on the Diners Club and PULSE networks. This cost is contractually established and is based on the card-issuing organization’s transaction volume. The Company classifies this cost as a reduction of discount and interchange revenue. Costs of cardholder reward arrangements, including the Cashback Bonus reward program, are classified as reductions of discount and interchange revenue pursuant to guidance under Accounting Standards Codification (“ASC”) Topic 606 governing consideration payable to a customer. For both issuer interchange and transaction-based cardholder rewards, the Company accrues the cost at the time each underlying card transaction is captured for settlement.
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the years ended December 31, 2021, 2020 and 2019, rewards costs amounted to $2.5 billion, $1.9 billion and $1.9 billion, respectively. The liability for customer rewards was $2.0 billion and $1.7 billion at December 31, 2021 and 2020, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
Protection Products Revenue
The Company earns revenue related to fees received for providing ancillary products and services, including payment protection and identity theft protection services, to its credit card customers. A portion of this revenue comprises amounts earned for arranging for the delivery of products offered by third-party service providers. The amount of revenue recorded is generally based on either a percentage of a customer’s outstanding balance or a flat fee, in either case assessed monthly and recognized as earned. These contracts are month-to-month arrangements that are cancellable at any time. The Company recognizes each monthly fee in the period to which the service or coverage relates.
Transaction Processing Revenue
Transaction processing revenue represents switch fees charged to financial institutions and merchants under network participation agreements for processing ATM and debit transactions over the PULSE network, as well as various participation and membership fees. Network participation agreements generally renew automatically and do not have fixed durations, although the Company does enter into fixed-term pricing or incentive arrangements with certain network participants. Similar to discount and interchange fees, switch fees are contractually defined per-transaction fee amounts and are assessed and recognized as revenue at the time each transaction is captured for settlement. These fees are typically collected by the Company as part of the process of settling transactions with network participants. Membership and other participation fees are recognized over the periods to which each fee relates.
Other Income
Other income includes unrealized gains and losses on equity investments carried at fair value, sales-based royalty revenues earned by Diners Club, merchant fees, revenues from network partners and other miscellaneous revenue items. Unrealized gains and losses on equity investments are recognized quarterly based on changes in their respective fair values. Sales-based royalty revenues are recognized as the related sales are reported by Diners franchisees. All remaining items of other income are recognized as the related performance obligations are satisfied.
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
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a distinct good or service is received by the Company in exchange for the payment and the fair value of the good or service can be reasonably estimated. If no such good or service is identified, then the entire payment is classified as contra-revenue and included in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $33 million at December 31, 2021 and 2020.
3.    Investments
The Company’s other short-term investments and investment securities consist of the following (dollars in millions):

	December 31,
	2021	2020
U.S. Treasury bills(1)	$—	$2,200
Total other short-term investments	$—	$2,200

U.S. Treasury securities(2) and U.S. GSE(3) securities	$6,514	$9,354
Residential mortgage-backed securities - Agency(3)	390	560
Total investment securities	$6,904	$9,914

(1)Includes U.S. Treasury bills with maturity dates greater than 90 days but less than one year at the time of acquisition.
(2)Includes $27 million and $117 million of U.S. Treasury securities pledged as swap collateral as of December 31, 2021 and 2020, respectively.
(3)Consists of securities issued by Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Bank.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$6,368	$146	$—	$6,514
Residential mortgage-backed securities - Agency	181	5	—	186
Total available-for-sale investment securities	$6,549	$151	$—	$6,700
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$204	$3	$(1)	$206
Total held-to-maturity investment securities	$204	$3	$(1)	$206

December 31, 2020
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$8,987	$367	$—	$9,354
Residential mortgage-backed securities - Agency	290	10	—	300
Total available-for-sale investment securities	$9,277	$377	$—	$9,654
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$260	$9	$—	$269
Total held-to-maturity investment securities	$260	$9	$—	$269

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities (“RMBS”) that were classified as held-to-maturity as they were entered into as a part of the Company’s community reinvestment initiatives.
The Company invests in U.S. Treasury obligations and securities issued by U.S. GSEs, which have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. federal government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments.
At December 31, 2021, there were three investment securities with an aggregate fair value of $117 million that had an immaterial aggregate unrealized loss for less than 12 months and no securities in an unrealized loss position for more than 12 months. As of December 31, 2020, there were no investment securities with aggregate gross unrealized losses.
During the year ended December 31, 2021, the Company received $5 million of proceeds from the sale of available-for-sale securities. As a result of the sale, the Company recognized an immaterial gain during the year ended December 31, 2021. There were no proceeds from sales or recognized gains and losses on available-for-sale securities during the years ended December 31, 2020 and 2019. See Note 13: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the years ended December 31, 2021, 2020 and 2019.

Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the following tables (dollars in millions):

At December 31, 2021	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$1,995	$4,365	$8	$—	$6,368
Residential mortgage-backed securities - Agency(1)	2	15	157	7	181
Total available-for-sale investment securities	$1,997	$4,380	$165	$7	$6,549
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$204	$204
Total held-to-maturity investment securities	$—	$—	$—	$204	$204

Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$2,014	$4,491	$9	$—	$6,514
Residential mortgage-backed securities - Agency(1)	2	16	161	7	186
Total available-for-sale investment securities	$2,016	$4,507	$170	$7	$6,700
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$206	$206
Total held-to-maturity investment securities	$—	$—	$—	$206	$206

Available-for-Sale Investment Securities — Weighted-Average Yields(2)
U.S. Treasury and U.S. GSE securities	2.32%	2.22%	1.23%	—%	2.25%
Residential mortgage-backed securities - Agency(1)	1.14%	1.74%	2.08%	0.90%	1.99%
Total available-for-sale investment securities	2.31%	2.22%	2.03%	0.90%	2.24%
Held-to-Maturity Investment Securities — Weighted-Average Yields
Residential mortgage-backed securities(1)	—%	—%	—%	2.79%	2.79%
Total held-to-maturity investment securities	—%	—%	—%	2.79%	2.79%

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
(2)The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.
Taxable interest on investment securities was $182 million, $252 million and $179 million for the years ended December 31, 2021, 2020 and 2019, respectively. There was no U.S. federal income tax-exempt interest on investment securities for the years ended December 31, 2021, 2020 and 2019.
Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the consolidated statements of financial condition. The portion of each investment’s operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. As of December 31, 2021 and 2020, the Company had outstanding investments in these entities of $388 million and $353 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $92 million and $93 million, respectively. Of the above outstanding equity investments, the Company had $350 million and $324 million of investments related to affordable housing projects as of December 31, 2021 and 2020, respectively, which had $80 million and $79 million of related contingent liabilities for unconditional and legally binding delay equity contributions, respectively.
The Company holds non-controlling equity positions in several payments services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of December 31, 2021 and 2020, the carrying value of these investments, which are recorded within other assets on the Company’s consolidated statements of financial condition, was $36 million and $35 million, respectively.
The Company also holds non-controlling equity positions in payment service entities that have actively traded stock and therefore have readily determinable fair values. As a result, these investments are carried at fair value based on the quoted share prices. As of December 31, 2021, the carrying value of these investments, which are recorded within other assets on the Company's consolidated statements of financial condition, was $461 million. At December 31, 2020, the Company did not have any investments carried at fair value. During the year ended December 31, 2021, the Company recognized unrealized gains of approximately $423 million on the consolidated statements of income related to these investments. The Company recognized no unrealized losses or gains during the years ended December 31, 2020 and 2019.
4.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company’s classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	December 31,
	2021	2020
Credit card loans(1)(2)	$74,369	$71,472
Other loans(3)
Private student loans(4)	10,113	9,954
Personal loans	6,936	7,177
Other loans	2,266	1,846
Total other loans	19,315	18,977
Total loan receivables	93,684	90,449
Allowance for credit losses	(6,822)	(8,226)
Net loan receivables	$86,862	$82,223

(1)Amounts include carrying values of $13.3 billion and $16.7 billion underlying investors’ interest in trust debt at December 31, 2021 and 2020, respectively, and $11.9 billion and $10.6 billion in seller’s interest at December 31, 2021 and 2020, respectively. See Note 5: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $423 million and $420 million at December 31, 2021 and 2020, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $443 million, $42 million and $6 million, respectively, at December 31, 2021 and $469 million, $49 million and $6 million, respectively, at December 31, 2020.
(4)Amounts include carrying values of $207 million and $250 million in loans pledged as collateral against the note issued from a private student loan securitization trust at December 31, 2021 and 2020, respectively. See Note 5: Credit Card and Private Student Loan Securitization Activities for additional information.

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
The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	December 31,
	2021				2020
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans(1)	$62,262	84%	$12,107	16%	$58,950	82%	$12,522	18%
Private student loans by origination year(2)(3)
2021	$1,251	94%	$73	6%
2020	1,561	96%	59	4%	$1,173	95%	$60	5%
2019	1,439	96%	61	4%	1,659	96%	61	4%
2018	1,147	95%	59	5%	1,365	96%	61	4%
2017	866	94%	52	6%	1,052	95%	57	5%
Prior	3,349	94%	196	6%	4,219	94%	247	6%
Total private student loans	$9,613	95%	$500	5%	$9,468	95%	$486	5%
Personal loans by origination year
2021	$3,326	99%	$37	1%
2020	1,622	98%	39	2%	$2,880	99%	$25	1%
2019	1,052	94%	62	6%	2,183	96%	90	4%
2018	435	91%	44	9%	1,018	92%	90	8%
2017	213	88%	30	12%	558	89%	69	11%
Prior	63	83%	13	17%	227	86%	37	14%
Total personal loans	$6,711	97%	$225	3%	$6,866	96%	$311	4%

(1)Amounts include $813 million and $1.0 billion of revolving line-of-credit arrangements that were converted to term loans as a result of a TDR program as of December 31, 2021 and 2020, respectively.
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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company’s loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	December 31,
	2021			2020
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$670	$562	$1,232	$739	$739	$1,478
Private student loans by origination year(1)
2021	$—	$—	$—
2020	4	1	5	$—	$—	$—
2019	9	2	11	3	1	4
2018	14	4	18	9	3	12
2017	15	5	20	12	4	16
Prior	79	24	103	86	20	106
Total private student loans	$121	$36	$157	$110	$28	$138
Personal loans by origination year
2021	$5	$1	$6
2020	7	2	9	$5	$2	$7
2019	11	4	15	18	9	27
2018	6	3	9	15	7	22
2017	4	2	6	10	5	15
Prior	2	1	3	5	2	7
Total personal loans	$35	$13	$48	$53	$25	$78

(1)Private student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company’s allowance for credit losses (dollars in millions):

	For the Year Ended December 31, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	229	67	(75)	6	227
Deductions
Charge-offs	(2,255)	(89)	(190)	—	(2,534)
Recoveries	808	25	70	—	903
Net charge-offs	(1,447)	(64)	(120)	—	(1,631)
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822

	For the Year Ended December 31, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(3)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	4,379	251	476	11	5,117
Deductions
Charge-offs	(3,101)	(85)	(289)	(1)	(3,476)
Recoveries	663	21	57	—	741
Net charge-offs	(2,438)	(64)	(232)	(1)	(2,735)
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226

	For the Year Ended December 31, 2019
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2018(2)	$2,528	$169	$338	$6	$3,041
Additions
Provision for credit losses(2)	2,849	51	332	(1)	3,231
Deductions
Charge-offs	(3,165)	(82)	(369)	(1)	(3,617)
Recoveries	671	13	47	—	731
Net charge-offs(4)	(2,494)	(69)	(322)	(1)	(2,886)
Other(5)	—	(3)	—	—	(3)
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383

(1)Excludes a $9 million and $17 million reclassification of the liability for expected credit losses on unfunded commitments for the years ended December 31, 2021 and 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.
(2)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2016-13 on January 1, 2020.
(4)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, net charge-offs on purchased credit-deteriorated (“PCD”) loans generally did not result in a charge to earnings.
(5)Net change in reserves on PCD pools having no remaining non-accretable difference (prior to adoption of ASU No. 2016-13 on January 1, 2020).

The allowance for credit losses was approximately $6.8 billion at December 31, 2021, which reflects a $1.4 billion release from the amount of the allowance for credit losses at December 31, 2020. The release in the allowance for credit losses between December 31, 2021 and December 31, 2020, was primarily driven by improvements in the macroeconomic forecast and continued stable credit performance, partially offset by modest credit card loan receivables growth during the period. The increase in credit card loan receivables was driven by the robust sales trends during the period as coronavirus disease 2019 (“COVID-19”) restrictions continue to ease and the U.S. economy continues to more fully reopen. The loan receivables growth during the period was partially offset by elevated payment rates resulting from government stimulus and disaster relief programs.
In estimating the allowance at December 31, 2021, the Company used a macroeconomic forecast that projected (i) a peak unemployment rate of 5.7%, decreasing to 4.0% by the end of 2022 with slow improvement over the next few years and (ii) 3.3% annualized growth in the real gross domestic product in 2022. Labor market conditions, which historically have been an important determinant of credit loss trends, continued to improve as of December 31, 2021, despite the spread of the Delta and Omicron variants of COVID-19. While initial jobless claims have returned to pre-pandemic levels, continuing unemployment claims and the unemployment rate remain moderately elevated relative to pre-pandemic levels as of December 31, 2021.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior, payment trends and credit performance subsequent to the expiration of government stimulus programs, such as the CARES Act and the American Rescue Plan Act of 2021 (“ARPA”), and disaster relief programs, such as foreclosure moratoriums and federal student loan and mortgage payment forbearance. During the third and fourth quarters of 2021, several disaster relief programs expired or were rescinded entirely. As the government’s response to the pandemic wanes and the economy continues to experience aspects of stress resulting from the pandemic, there is uncertainty regarding the sustainability of the recent credit quality trends in the Company’s loan receivables portfolio. Accordingly, the estimation of the allowance for credit losses has required significant management judgment.
Company-initiated loan modification programs include those specifically offered in response to the COVID-19 pandemic as well as existing programs offered to customers experiencing difficulty making their payments. In addition to the SaP programs, which ended on August 31, 2020, the Company has other modification programs that customers have utilized during the period related to the pandemic. The Company evaluated the accounts using these modifications as a result of the COVID-19 pandemic for potential exclusion from the TDR designation either due to the insignificance of the concession or because they qualified for an exemption pursuant to the CARES Act. The effects of all modifications, including TDRs, loan modifications exempt from the TDR designation pursuant the CARES Act and SaP programs, are considered as part of the process for determining the allowance for credit losses.
The forecast period the Company deemed to be reasonable and supportable was 18 months for all periods presented except March 31, 2020, where the forecast period was 12 months due to the uncertainty caused by the rapidly changing economic environment experienced at the onset of the COVID-19 pandemic. The 18-month reasonable and supportable forecast period was deemed appropriate based on the observed stability of the economic outlook and relative consistency among the macroeconomic forecasts. For all periods presented, the Company determined that a reversion period of 12 months was appropriate for similar reasons. Due to the uncertainties associated with borrower behavior resulting from government stimulus and disaster relief programs, the Company applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented with the following exceptions: at March 31, 2020 and December 31, 2019, the Company applied a straight-line method for all loan products. At June 30, 2020, the Company applied a weighted reversion method for credit card loans and a straight-line method for all other loan products.
The net charge-offs and charge-off rate on the Company’s credit card loans for the year ended December 31, 2021, decreased when compared to the year ended December 31, 2020, primarily due to a decrease in the number of delinquent loans and lower average balances charged-off. These factors are a result of the impacts of government stimulus and disaster relief programs. The net charge-offs and net charge-off rate on private student loans for the year ended December 31, 2021, remained relatively flat when compared to the year ended December 31, 2020. The net charge-offs and net charge-off rate on personal loans for the year ended December 31, 2021, decreased when compared to the year ended December 31, 2020, due to the impacts of government stimulus and disaster relief programs and tighter underwriting standards that were implemented in early 2020.

Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$286	$484	$515
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$75	$117	$123

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company’s loan portfolio is shown below for each class of loan receivables (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
December 31, 2021
Credit card loans	$670	$562	$1,232	$527	$194
Other loans
Private student loans	121	36	157	35	8
Personal loans	35	13	48	12	7
Other loans	7	7	14	1	16
Total other loans	163	56	219	48	31
Total loan receivables	$833	$618	$1,451	$575	$225

December 31, 2020
Credit card loans	$739	$739	$1,478	$687	$209
Other loans
Private student loans	110	28	138	27	12
Personal loans	53	25	78	23	12
Other loans	8	3	11	—	10
Total other loans	171	56	227	50	34
Total loan receivables	$910	$795	$1,705	$737	$243

(1)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $28 million, $33 million and $45 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers’ current balances and most recent interest rates.
The payment status of modified accounts, including those identified as TDRs and those exempt from the TDR designation pursuant to the CARES Act, is reflected in the Company’s delinquency reporting.
Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, private student and personal loan borrowers who may be experiencing financial hardship. The Company considers a modified loan in which a concession has been granted to the borrower to be a TDR based on the cumulative length of the concession period and credit quality of the borrower. The Company evaluates new programs to determine which of them meet the definition of a TDR, including modification programs provided to customers for temporary relief due to the economic impacts of the COVID-19 pandemic. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs are also available for credit card and personal loans. All loans modified in a temporary modification program, including those specifically created in response to the COVID-19 pandemic, are evaluated for exclusion from the TDR designation either due to the insignificance of the concession or because they qualify for exemption pursuant to the CARES Act. To the extent the loan accounts do not meet the requirements for exclusion, temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on private student loans and certain grants of private student loan forbearance, result in the loans being classified as TDRs. In addition, loans that defaulted from, or successfully completed a loan modification program or forbearance, continue to be classified as TDRs, except as noted in the following paragraph. See the table below that presents the carrying value of loans that entered a TDR program and experienced a default during the period for more information.
For credit card customers, the Company offers both temporary and permanent hardship programs. The temporary hardship programs consist of an interest rate reduction and in some cases a reduced minimum payment, both lasting for a period no longer than 12 months. Charging privileges on these accounts are generally suspended while in the program. However, if the customer meets certain criteria, charging privileges may be reinstated following completion of the program. Credit card accounts of borrowers who have previously participated in a temporary interest rate reduction program and that have both demonstrated financial stability and had their charging privileges reinstated at a market-based interest rate, are excluded from the balance of TDRs.
The permanent modification program involves closing the account, changing the structure of the loan to a fixed payment loan with a maturity no longer than 72 months and reducing the interest rate on the loan. The permanent modification program does not typically provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. The Company also makes permanent loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. These loans typically receive a reduced interest rate, typically continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. These permanent loan modifications remain in the population of TDRs until they are paid off or charged off.
At December 31, 2021 and 2020, there were $5.8 billion and $5.7 billion, respectively, of private student loans in repayment and $64 million and $117 million, respectively, in forbearance. To assist private student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance, payment deferral, a temporary payment reduction, a temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and a determination of financial distress based on an evaluation of the borrower’s credit quality using FICO scores.
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
To evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the years ended December 31, 2021, 2020 and 2019, the Company quantified the amount by which interest and fees were reduced during the periods. During the years ended December 31, 2021, 2020 and 2019, the Company forgave approximately $33 million, $66 million and $73 million, respectively, of interest and fees resulting from accounts entering into a credit card loan TDR program. For all loan products, interest income on modified loans is recognized based on the modified contractual terms.

Section 4013 of the CARES Act provided certain financial institutions with the option to suspend the application of accounting and reporting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the COVID-19 pandemic. Section 541 of the Omnibus and COVID Relief and Response Act extended the loan modification relief provided by the CARES Act through the earlier of January 1, 2022, or the date that is 60 days after the termination of the presidentially-declared national emergency. The Company elected to apply the option to suspend the application of accounting guidance for TDRs as provided under Section 4013 of the CARES Act and as subsequently extended. As such, TDR program balances and the number of accounts have been favorably impacted by the exclusion of certain modifications from the TDR designation pursuant to these exemptions and were lower than they otherwise would have been. Section 4013 of the CARES Act expired on January 1, 2022. Upon expiration, the characterization of modified accounts that were exempt from the TDR designation pursuant to Section 4013 of the CARES Act is not reconsidered. Accordingly, these accounts continue to be exempt from the TDR designation unless a subsequent modification is made. Loan modifications made subsequent to the expiration of Section 4013 are evaluated under U.S. GAAP to determine whether the TDR designation applies based on the cumulative length of the concession period and credit quality of the borrower.
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Years Ended December 31,
	2021		2020		2019
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	64,359	$399	152,055	$1,022	368,009	$2,364
Private student loans	477	$8	1,916	$35	6,742	$124
Personal loans	4,066	$51	8,805	$114	10,945	$147

(1)Accounts that entered a credit card TDR program include $351 million, $670 million and $741 million that were converted from revolving line-of-credit arrangements to term loans during the years ended December 31, 2021, 2020 and 2019, respectively.
The number and balance of new credit card and personal loan modifications, including the combined total of those identified as TDRs and those exempt from the TDR designation, decreased during the year ended December 31, 2021, when compared to the same period in 2020. The decrease is primarily due to the impacts of government stimulus and disaster relief programs, which reduced the need for the Company’s customers to enroll in a loan modification program. The number and balance of loan modifications across all products, including the combined total of those identified as TDRs and those exempt from the TDR designation, during the year ended December 31, 2020, were favorably impacted by the utilization of SaP programs in lieu of traditional loan modification programs. Additionally, enrollments in personal loan modification programs were favorably impacted by tighter underwriting standards that were implemented in early 2020.
The following table presents the carrying value of loans that experienced a default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Years Ended December 31,
	2021		2020		2019
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	17,953	$104	48,075	$276	71,326	$410
Private student loans(3)	290	$6	1,119	$22	1,406	$27
Personal loans(2)	1,589	$22	3,145	$46	4,152	$59

(1)For credit card loans that default from a temporary loan modification program, accounts revert back to the pre-modification terms and charging privileges remain suspended in most cases.
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

Of the account balances that defaulted as shown above for the years ended December 31, 2021, 2020 and 2019, approximately 66%, 53% and 38%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For accounts that have defaulted from a TDR program and have not been subsequently charged off, the balances are included in the allowance for credit loss analysis discussed above under “— Allowance for Credit Losses.”
Geographical Distribution of Loans
The Company originates credit card loans throughout the U.S. The geographic distribution of the Company’s credit card loan receivables was as follows (dollars in millions):

	December 31,
	2021		2020
	$	%	$	%
Texas	$6,543	8.8%	$6,182	8.6%
California	6,334	8.5	6,273	8.8
Florida	5,199	7.0	4,931	6.9
New York	4,908	6.6	4,836	6.8
Illinois	3,838	5.2	3,714	5.2
Pennsylvania	3,757	5.1	3,616	5.1
Ohio	3,149	4.2	3,005	4.2
New Jersey	2,599	3.5	2,558	3.6
Georgia	2,328	3.1	2,204	3.1
Michigan	2,081	2.8	1,983	2.8
Other	33,633	45.2	32,170	44.9
Total credit card loans	$74,369	100.0%	$71,472	100.0%

The Company originates private student, personal and other loans throughout the U.S. The geographic distribution of private student, personal and other loan receivables was as follows (dollars in millions):

	December 31,
	2021		2020
	$	%	$	%
New York	$1,771	9.2%	$1,797	9.5%
California	1,686	8.7	1,706	9.0
Pennsylvania	1,341	6.9	1,317	6.9
Texas	1,305	6.8	1,224	6.4
Illinois	1,162	6.0	1,163	6.1
New Jersey	1,009	5.2	1,002	5.3
Florida	1,017	5.3	975	5.1
Ohio	770	4.0	758	4.0
Massachusetts	583	3.0	588	3.1
Michigan	599	3.1	585	3.1
Other	8,072	41.8	7,862	41.5
Total other loans	$19,315	100.0%	$18,977	100.0%

5.    Credit Card and Private Student Loan Securitization Activities
The Company’s securitizations are accounted for as secured borrowings and the related trusts are treated as consolidated subsidiaries of the Company. For a description of the Company’s principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation.

Credit Card Securitization Activities
The Company accesses the term asset securitization market through DCMT and DCENT. Credit card loan receivables are transferred into DCMT and beneficial interests in DCMT are transferred into DCENT. DCENT issues debt securities to investors that are reported primarily in long-term borrowings.
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. To issue senior, higher-rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower-rated or more highly subordinated classes of notes. Wholly-owned subsidiaries of Discover Bank hold the subordinated classes of notes. The Company is exposed to credit risk associated with trust receivables as of the balance sheet date through the retention of these subordinated interests. The current expected credit loss (“CECL”) on trust receivables is included in the allowance for credit losses estimate.
The Company’s retained interests in the trust’s assets, consisting of investments in DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions that are eliminated in the preparation of the Company’s consolidated statements of financial condition.
Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trust’s creditors. Further, the transferred credit card loan receivables are owned by the trust and are not available to the Company’s third-party creditors. The trusts have ownership of cash balances, the amounts of which are reported in restricted cash within the Company’s consolidated statements of financial condition. Except for the seller’s interest in trust receivables, the Company’s interests in trust assets are generally subordinate to the interests of third-party investors in trust debt and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to those investors. Apart from the restricted assets related to securitization activities, the investors and the securitization trusts have no recourse to the Company’s other assets or the Company’s general credit for a shortage in cash flows.
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2021	2020
Restricted cash	$2,574	$16

Investors’ interests held by third-party investors	9,425	10,600
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	3,899	6,121
Seller’s interest	11,918	10,575
Loan receivables(1)	25,242	27,296
Allowance for credit losses allocated to securitized loan receivables(1)	(1,371)	(1,936)
Net loan receivables	23,871	25,360
Other assets	3	3
Carrying value of assets of consolidated variable interest entities	$26,448	$25,379

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company’s statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of December 31, 2021, no economic or other early amortization events have occurred.
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

Private Student Loan Securitization Activities
Private student loan trust receivables are reported in loan receivables and the related debt issued by the trust is reported in long-term borrowings. The trust assets are restricted from being sold or pledged as collateral for other borrowings and the cash flows from these restricted assets may be used only to pay obligations of the trusts. Except for the trust’s restricted assets, the trust and investors have no recourse to the Company’s other assets or the Company’s general credit for a shortage in cash flows.
Principal payments on the long-term secured borrowings are made as cash is collected on the underlying loans that are collateral on the secured borrowings. The Company does not have access to cash collected by the securitization trust until cash is released in accordance with the trust indenture agreement. Similar to the credit card securitizations, the Company continues to own and service the private student loan receivables held by the trust and receives servicing fees from the trust based on a percentage of the principal balance outstanding. Although the servicing fee income offsets the fee expense related to the trust and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income, net of related expenses.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2021	2020
Restricted cash	$8	$9
Private student loan receivables	207	250
Carrying value of assets of consolidated variable interest entities	$215	$259

6.    Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2021	2020
Land	$38	$38
Buildings and improvements	676	673
Furniture, fixtures and equipment	1,126	1,125
Software	992	901
Premises and equipment	2,832	2,737
Less: accumulated depreciation	(1,415)	(1,349)
Less: accumulated amortization of software	(434)	(361)
Premises and equipment, net	$983	$1,027

Depreciation expense was $86 million, $98 million and $84 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense on capitalized software was $103 million, $100 million and $80 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7.    Goodwill and Intangible Assets
Goodwill
As of December 31, 2021 and 2020, the Company had goodwill of $255 million related to PULSE, which is part of the Payment Services segment. The Company conducted its annual goodwill impairment test as of October 1, 2021 and 2020 and no impairment charges were identified.
Intangible Assets
The Company’s amortizable intangible assets consisting of customer relationships and trade names resulted from various acquisitions and are primarily included in the Payment Services segment. As of December 31, 2021, the amortizable intangible assets had no remaining net carrying value. As of December 31, 2020, the total gross carrying amount and accumulated amortization of these intangible assets was $77 million and $74 million, respectively, resulting in a net carrying value of $3 million.
Non-amortizable intangible assets consist primarily of trade name intangibles and international transaction processing rights included in the Payment Services segment.
In the second quarter of 2020, the Company conducted an interim impairment test on its non-amortizable intangible assets, both the Diners Club trade names and international transaction processing rights, due to changes in the international travel and entertainment businesses and a declining revenue outlook for the foreseeable future resulting from the COVID-19 pandemic. The valuation methodology used to value the trade names and international transaction processing rights was based on a discounted cash flow method, consistent with the methodology used for annual impairment testing. As a result of this analysis, the Company determined that the trade names and international transaction processing rights were impaired and recognized charges in its Payment Services segment of $36 million and $23 million, respectively. The impairments were recorded in other expense on the consolidated statements of income.
In the second quarter of 2021, global travel and entertainment spending continued to trend lower than pre-pandemic levels. As a result, the Company re-evaluated the impact on the value of the Diners Club trade names by conducting an interim impairment test on the asset in conjunction with the preparation of the financial statements. The valuation methodology used to value the trade names was based on a discounted cash flow method, consistent with the method used for annual impairment testing. As a result of this analysis, the Company determined that the trade names were fully impaired and recognized a charge, in the second quarter of 2021, in its Payment Services segment of $92 million. The impairment was recorded in other expense.
As of December 31, 2021, the non-amortizable intangible assets had no remaining net carrying value. The net carrying value of these intangible assets was $92 million as of December 31, 2020.
Amortization expense related to the Company’s intangible assets was not material for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, no intangible asset balances remain to be amortized.

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
Customer deposits held with Discover Bank are currently insured for up to $250,000 per account holder through the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2021 and 2020, the Company had approximately $8.2 billion and $7.3 billion of uninsured deposits, respectively. Uninsured deposits are the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. As it is not reasonably practicable for the Company to provide a precise measure of uninsured deposits, the amounts of uninsured deposits above were estimated based on the same methodologies and assumptions used for Discover Bank’s regulatory reporting requirements.
The following table summarizes certificates of deposit in uninsured accounts and accounts that are in excess of the FDIC insurance limit by time remaining until maturity (dollars in millions):

At December 31, 2021
Three months or less	$157
Over three months through six months	104
Over six months through twelve months	187
Over twelve months	86
Total	$534

The following table summarizes certificates of deposit maturing over each of the next five years and thereafter (dollars in millions):

At December 31, 2021
2022	$14,214
2023	2,944
2024	1,499
2025	872
2026	860
Thereafter	736
Total	$21,125

9.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	December 31,
	2021				2020
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2022-2026	0.58% - 3.04%	2.01%	$5,588	$6,041
Floating-rate asset-backed securities(2)	2022-2024	0.44% - 0.71%	0.56%	3,347	4,669
Total Discover Card Master Trust I and Discover Card Execution Note Trust				8,935	10,710

Floating-rate asset-backed security(3)(4)	2031	4.25%	4.25%	104	130
Total student loan securitization trust				104	130
Total long-term borrowings - owed to securitization investors				9,039	10,840

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75% - 5.20%	4.16%	3,382	3,337
Fixed-rate retail notes	2022-2031	2.85% - 4.40%	3.75%	166	336

Discover Bank
Fixed-rate senior bank notes(1)	2023-2030	2.45% - 4.65%	3.63%	5,385	6,213
Fixed-rate subordinated bank notes(1)	2028	4.68%	4.68%	505	515
Total long-term borrowings				$18,477	$21,241

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in London Interbank Offered Rate (“LIBOR”) or Federal Funds Overnight Index Swap (“OIS”) rate. Use of these interest rate swaps impacts carrying value of the debt. See Note 21: Derivatives and Hedging Activities.
(2)Discover Card Execution Note Trust floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 33 to 60 basis points as of December 31, 2021.
(3)The student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of December 31, 2021.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying student loans. The date shown represents final maturity date.
The following table summarizes long-term borrowings maturing over each of the next five years and thereafter (dollars in millions):

At December 31, 2021
2022	$5,185
2023	3,312
2024	3,731
2025	529
2026	2,676
Thereafter	3,044
Total	$18,477

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of December 31, 2021, the Company had total committed borrowing capacity of $1.4 billion based on the amount and type of assets pledged, of which $1.3 billion of short-term advances were outstanding with the FHLB of Chicago. These advances are presented as short-term borrowings on the consolidated statements of financial condition.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. These commitments provide for both short- and long-term borrowings. As of December 31, 2021, the total commitment of secured credit facilities through private providers was $4.0 billion, $500 million of which was outstanding as a short-term draw at December 31, 2021. This advance is presented as short-term borrowings on the consolidated statements of financial condition. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2023. Borrowings outstanding under each facility bear interest at a margin above LIBOR or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
10.    Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan (“Omnibus Plan”) and the Discover Financial Services Directors’ Compensation Plan (“Directors’ Compensation Plan”).
Omnibus Plan
The Omnibus Plan, which is stockholder-approved, provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based and/or cash awards (collectively, “awards”). Currently, the Company does not have any stock options, stock appreciation rights or restricted stock outstanding. The total number of shares that may be granted is 45 million shares, subject to adjustments for certain transactions as described in the Omnibus Plan document. Shares granted under the Omnibus Plan may be the following: (i) authorized but unissued shares and (ii) treasury shares that the Company acquires in the open market, in private transactions or otherwise.
Directors’ Compensation Plan
The Directors’ Compensation Plan, which is stockholder-approved, permits the grant of RSUs to non-employee directors. Under the Directors’ Compensation Plan, the Company may issue awards of up to a total of 1 million shares of common stock to non-employee directors. Shares of stock that are issuable pursuant to the awards granted under the Directors’ Compensation Plan may be one of the following: authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $150,000 by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest in full on the earlier of the one year anniversary of the date of grant or immediately prior to the first annual meeting of shareholders following the date of grant. RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.
Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
RSUs	$46	$49	$49
PSUs(1)	57	(8)	20
Total stock-based compensation expense	$103	$41	$69

Income tax benefit	$15	$9	$12

(1)Total PSU expense for the year ended December 31, 2021, includes an incremental $1 million, representing a modification to the 2019 PSU award. Total PSU expense for the year ended December 31, 2020, includes an incremental $2 million, representing a modification to the 2018 PSU award. The nature of the modifications was to adjust the payout to compensate for the 2020 CECL adoption impact on earnings per share (“EPS”).

RSUs
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2020	1,934,399		$175
Granted	622,107
Conversions to common stock	(668,418)
Forfeited	(71,844)
RSUs at December 31, 2021	1,816,244	0.87	$210
Vested and convertible RSUs at December 31, 2021	744,477	0.00	$86

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 20201)	954,083	$74.58
Granted	622,107	$101.47
Vested	(613,862)	$77.12
Forfeited	(71,844)	$89.57
Unvested RSUs at December 31, 2021(1)	890,484	$90.40

(1)Unvested RSUs represent awards where recipients have yet to satisfy either explicit vesting terms or retirement-eligibility requirements.
Compensation cost associated with RSUs is determined based on the number of units granted and the fair value on the date of grant. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period for each separately vesting tranche of the award. The requisite service period is generally the vesting period.
The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2021	2020	2019
Intrinsic value of RSUs converted to common stock	$62	$55	$93
Grant-date fair value of RSUs vested	$47	$51	$48
Weighted-average grant-date fair value of RSUs granted	$101.47	$76.58	$73.52

As of December 31, 2021, there was $32 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.89 years.
RSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.

PSUs
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2020(1)	728,728	$79.01		$66
Granted	268,574	$94.21
Conversions to common stock	(225,182)	$77.75
Forfeited	(7,985)	$79.90
PSUs at December 31, 2021(1)(2)(3)(4)	764,135	$84.58	1.15	$88

(1)    All PSUs outstanding at December 31, 2021 and December 31, 2020, are unvested PSUs.
(2)    Includes 211,799 PSUs granted in 2019 that are earned based on the Company’s cumulative EPS as measured over the three-year performance period which ended December 31, 2021, and are subject to the requisite service period, which ended February 1, 2022.
(3)    Includes 290,532 PSUs granted in 2020 that are earned based on the Company’s cumulative EPS as measured over the three-year performance period which ends December 31, 2022, and are subject to the requisite service period, which ends February 1, 2023.
(4)    Includes 261,804 PSUs granted in 2021 that may be earned based on the Company’s cumulative EPS as measured over the three-year performance period which ends December 31, 2023, and are subject to the requisite service period, which ends February 1, 2024.
Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Each PSU outstanding at December 31, 2021, is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to 1.5 shares per unit of the Company’s common stock on the conversion date for the PSU, contingent on the number of PSUs to be issued. PSUs have a performance period of three years and a vesting period of three years. The requisite service period of an award having both performance and service conditions is the longest of the explicit, implicit and derived service periods.
The following table summarizes the total intrinsic value of the PSUs converted to common stock and the total grant-date fair value of PSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2021	2020	2019
Intrinsic value of PSUs converted to common stock	$15	$21	$33
Grant-date fair value of PSUs vested	$18	$17	$21
Weighted-average grant-date fair value of PSUs granted	$94.21	$85.25	$71.62

As of December 31, 2021, there was $19 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.3 years.
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
Discover Pension Plan
The Discover Pension Plan generally provides retirement benefits that are based on each participant’s years of credited service prior to 2009 and on compensation specified in the Discover Pension Plan. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974, as amended. Net periodic benefit cost (income) is recorded in employee compensation and benefits within the consolidated statements of income. For this plan, the net periodic benefit cost was immaterial for all periods presented.
The Company recognizes the funded status of the defined benefit pension plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, in accrued expenses and other liabilities on the consolidated statements of financial condition. As of December 31, 2021 and 2020, the unfunded status related to the defined benefit pension plan was $106 million and $134 million, respectively. The Company does not expect to make any contributions to the Discover Pension Plan in 2022. Expected benefit payments from the Discover Pension Plan for each of the next five years range from $19 million and $25 million annually.
Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. The pretax expense associated with the Company contributions for the years ended December 31, 2021, 2020 and 2019 was $97 million, $99 million and $87 million, respectively.
12.    Common and Preferred Stock
Common Stock Repurchase Program
In January 2021, the Board of Directors approved a new share repurchase program authorizing up to $1.1 billion of share repurchases. The program was scheduled to expire on December 31, 2021. On July 20, 2021, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $2.4 billion of its outstanding shares of common stock, which replaced the previous share repurchase program. The program expires on March 31, 2022. During the three months ended December 31, 2021, the Company repurchased approximately 6.5 million shares for approximately $770 million. During the year ended December 31, 2021, the Company repurchased approximately 18.9 million shares for approximately $2.2 billion.
Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at December 31, 2021 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at December 31, 2021	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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
(6)Any dividends declared are payable semi-annually in arrears at a rate of 6.125% per annum until September 23, 2025, after which the dividend rate will reset every 5 years to a fixed annual rate equal to the 5-year Treasury plus a spread of 5.783%.

13.    Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized Gains on Available-for-Sale Investment Securities, Net of Tax	(Losses) Gains on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Year Ended December 31, 2021
Balance at December 31, 2020	$284	$(12)	$(227)	$45
Net change	(170)	3	28	(139)
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)

For the Year Ended December 31, 2020
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)
Net change	172	5	(13)	164
Balance at December 31, 2020	$284	$(12)	$(227)	$45

For the Year Ended December 31, 2019
Balance at December 31, 2018	$10	$22	$(188)	$(156)
Net change	102	(39)	(26)	37
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)

The following table presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Year Ended December 31, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(226)	$56	$(170)
Net change	$(226)	$56	$(170)
Cash Flow Hedges
Net unrealized losses arising during the period	$(1)	$1	$—
Amounts reclassified from AOCI	3	—	3
Net change	$2	$1	$3
Pension Plan
Unrealized gains arising during the period	$37	$(9)	$28
Net change	$37	$(9)	$28

For the Year Ended December 31, 2020
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$227	$(55)	$172
Net change	$227	$(55)	$172
Cash Flow Hedges
Net unrealized losses arising during the period	$(7)	$3	$(4)
Amounts reclassified from AOCI	12	(3)	9
Net change	$5	$—	$5
Pension Plan
Unrealized losses arising during the period	$(17)	$4	$(13)
Net change	$(17)	$4	$(13)

For the Year Ended December 31, 2019
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$135	$(33)	$102
Net change	$135	$(33)	$102
Cash Flow Hedges
Net unrealized losses arising during the period	$(42)	$7	$(35)
Amounts reclassified from AOCI	(5)	1	(4)
Net change	$(47)	$8	$(39)
Pension Plan
Unrealized losses arising during the period	$(34)	$8	$(26)
Net change	$(34)	$8	$(26)

14.    Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Postage	$91	$93	$93
Fraud losses and other charges	92	96	96
Supplies	46	51	34
Incentive expense	44	57	84
Impairment charges	95	59	—
Other expense	252	240	196
Total other expense	$620	$596	$503

15.    Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Current
U.S. federal	$1,084	$807	$836
U.S. state and local	204	159	175
Total	1,288	966	1,011
Deferred
U.S. federal	288	(585)	(116)
U.S. state and local	39	(87)	(17)
Total	327	(672)	(133)
Income tax expense	$1,615	$294	$878

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.4	3.4	3.5
Tax credits	(1.2)	(4.4)	(1.4)
Other	(0.3)	0.5	(0.2)
Effective income tax rate	22.9%	20.5%	22.9%

For the year ended December 31, 2021, income tax expense increased $1.3 billion, and the effective income tax rate increased 2.4 percentage points as compared to the year ended December 31, 2020. The increase in income tax expense was primarily driven by an increase in pretax income. The effective tax rate increased primarily due to tax credits having a lower rate benefit on higher pretax income.
Income tax expense decreased $584 million, and the effective tax rate decreased 2.4 percentage points for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in income tax expense was primarily driven by a decrease in pretax income. The effective tax rate decreased primarily due to tax credits having a higher rate benefit on lower pretax income.
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
Significant components of the Company’s net deferred income taxes, which are included in other assets in the Company’s consolidated statements of financial condition, were as follows (dollars in millions):

	December 31,
	2021	2020
Deferred tax assets
Allowance for credit losses	$1,660	$1,997
Customer fees and rewards	45	—
Other	158	157
Total deferred tax assets before valuation allowance	1,863	2,154
Valuation allowance	(1)	(1)
Total deferred tax assets, net of valuation allowance	1,862	2,153
Deferred tax liabilities
Depreciation and software amortization	(167)	(172)
Unrealized gains	(125)	(90)
Customer fees and rewards	—	(37)
Deferred loan origination costs	(35)	(21)
Other	(41)	(58)
Total deferred tax liabilities	(368)	(378)
Net deferred tax assets	$1,494	$1,775

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$56	$61	$83
Additions
Current year tax positions	13	5	4
Prior year tax positions	8	3	—
Reductions
Prior year tax positions	(14)	—	(22)
Settlements with taxing authorities	(14)	(2)	—
Expired statute of limitations	(10)	(11)	(4)
Balance at end of period(1)	$39	$56	$61

(1)For the years ended December 31, 2021, 2020 and 2019, amounts included $37 million, $51 million and $54 million, respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were $3 million and $12 million for the years ended December 31, 2021 and 2020, respectively.
The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in various state, local and foreign tax jurisdictions. The IRS is examining the Company’s 2018 federal income tax filings. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. At this time, the potential change in unrecognized tax benefits is expected to be immaterial over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
The Company has an immaterial amount of state net operating loss carryforwards that are subject to a partial valuation allowance as of December 31, 2021 and 2020.

16.    Earnings Per Share
The following table presents the calculation of basic and diluted EPS (dollars in millions, except per share amounts):

	For the Years Ended December 31,
	2021	2020	2019
Numerator
Net income	$5,449	$1,141	$2,957
Preferred stock dividends	(69)	(31)	(31)
Net income available to common stockholders	5,380	1,110	2,926
Income allocated to participating securities	(29)	(6)	(18)
Net income allocated to common stockholders	$5,351	$1,104	$2,908

Denominator
Weighted-average shares of common stock outstanding	300	307	320
Effect of dilutive common stock equivalents	—	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	300	307	320

Basic earnings per common share	$17.85	$3.60	$9.09
Diluted earnings per common share	$17.83	$3.60	$9.08

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the years ended December 31, 2021, 2020 and 2019.
17.    Capital Adequacy
DFS is subject to the capital adequacy guidelines of the Federal Reserve. Discover Bank, the Company’s banking subsidiary, is subject to various regulatory capital requirements as administered by the FDIC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit the Company’s business activities and have a direct material effect on the financial condition and operating results of DFS and Discover Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, DFS and Discover Bank must meet specific risk-based capital requirements and leverage ratios that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
DFS and Discover Bank are subject to regulatory and capital rules issued by the Federal Reserve and FDIC, respectively, under the Basel Committee’s December 2010 framework (“Basel III rules”). Under the Basel III rules, DFS and Discover Bank are classified as “standardized approach” entities. Standardized approach entities are defined as U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposure less than $10 billion.
On March 27, 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the CECL accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, the Company has elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, which ended December 31, 2021, the estimated impact of CECL on regulatory capital will be phased in over three years beginning in 2022. Accordingly, the Company’s Common Equity Tier 1 (“CET1”) capital ratios in 2021 and 2020 are higher than they otherwise would have been. The Company's CET1 capital ratios will continue to be favorably impacted by this election over the three year phase-in period.

As of December 31, 2021 and 2020, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered “well-capitalized” under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS’ or Discover Bank’s category. To be categorized as “well-capitalized,” DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.
The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
December 31, 2021
Total capital (to risk-weighted assets)
Discover Financial Services	$17,150	17.6%	$7,775	≥8.0%	$9,719	≥10.0%
Discover Bank	$15,957	16.9%	$7,573	≥8.0%	$9,466	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,395	15.8%	$5,831	≥6.0%	$5,831	≥6.0%
Discover Bank	$13,932	14.7%	$5,680	≥6.0%	$7,573	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,395	13.9%	$4,432	≥4.0%	N/A	N/A
Discover Bank	$13,932	12.8%	$4,365	≥4.0%	$5,456	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,339	14.8%	$4,373	≥4.5%	N/A	N/A
Discover Bank	$13,932	14.7%	$4,260	≥4.5%	$6,153	≥6.5%

December 31, 2020
Total capital (to risk-weighted assets)
Discover Financial Services	$14,711	16.1%	$7,298	≥8.0%	$9,123	≥10.0%
Discover Bank	$14,507	16.1%	$7,214	≥8.0%	$9,018	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$13,006	14.3%	$5,474	≥6.0%	$5,474	≥6.0%
Discover Bank	$12,415	13.8%	$5,411	≥6.0%	$7,214	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$13,006	10.9%	$4,757	≥4.0%	N/A	N/A
Discover Bank	$12,415	10.5%	$4,709	≥4.0%	$5,886	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$11,950	13.1%	$4,105	≥4.5%	N/A	N/A
Discover Bank	$12,415	13.8%	$4,058	≥4.5%	$5,862	≥6.5%

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
The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. Discover Bank paid dividends of $3.3 billion, $555 million and $2.5 billion in the years ended December 31, 2021, 2020 and 2019, respectively, to DFS.

18.    Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company’s commitments, contingencies and guarantee relationships are described below.
Commitments
Unused Credit Arrangements
At December 31, 2021, the Company had unused credit arrangements for loans of approximately $220.7 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event that all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $70 million as of December 31, 2021.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2021, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2021, 2020 and 2019.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Aggregate sales transaction volume(1)	$223,360	$175,026	$172,463

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees as of December 31, 2021 or 2020. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered higher risk due to various factors such as time delays in the delivery of products or services. As of December 31, 2021 and 2020, the Company had escrow deposits and settlement withholdings of $15 million and $16 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.
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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, consumer regulatory, accounting, tax and other operational matters. The investigations and proceedings may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief. These outcomes could materially impact the Company’s consolidated financial statements, increase its cost of operations, or limit the Company’s ability to execute its business strategies and engage in certain business activities. Certain subsidiaries of the Company are subject to a consent order with the Consumer Financial Protection Bureau (“CFPB”) regarding certain private student loan servicing practices, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement-related expense was $59 million for the year ended December 31, 2021, $31 million for the year ended December 31, 2020 and immaterial for the year ended December 31, 2019.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $230 million as of December 31, 2021. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company’s best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.

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
In July 2015, the Company announced that its subsidiaries Discover Bank, The Student Loan Corporation and Discover Products Inc. (the “Discover Subsidiaries”), agreed to a consent order with the CFPB with respect to certain private student loan servicing practices (the “2015 Order”). The 2015 Order expired in July 2020. On December 22, 2020, the Discover Subsidiaries agreed to a consent order (the “2020 Order”) with the CFPB resolving the agency’s investigation into Discover Bank’s compliance with the 2015 Order. In connection with the 2020 Order, Discover is required to implement a redress and compliance plan and must pay at least $10 million in consumer redress to consumers who may have been harmed and paid a $25 million civil money penalty to the CFPB.
On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by the defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys’ fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On August 28, 2020, the Court granted the plaintiffs’ Motion to Certify a Class. The defendants appealed the ruling, which was denied on January 20, 2021. The Company filed a Motion to Compel Arbitration on which briefing closed in March 2021. On September 27, 2021, the court ruled the motion was premature and stated it would not issue a ruling until after the issuance of class notices. The court set the deadline for expert discovery on February 28, 2022. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter. However, the Company will seek to defend itself vigorously against all claims asserted by the plaintiffs.
20.    Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurement, provides a three-level hierarchy for classifying financial instruments based on whether the inputs to the valuation techniques are observable or unobservable. It also requires certain disclosures about those measurements. The three-level valuation hierarchy is as follows:
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
•Level 3: Fair values determined by Level 3 inputs are those based on unobservable inputs and include situations where there is little, if any, market activity for the asset or liability being valued. In instances where the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy in which the measurements are classified is based on the lowest level input that is significant to the fair value measurement in its entirety. Accordingly, the Company may utilize both observable and unobservable inputs in determining the fair values of financial instruments classified within the Level 3 category.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2021
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$6,505	$9	$—	$6,514
Residential mortgage-backed securities - Agency	—	186	—	186
Available-for-sale investment securities	$6,505	$195	$—	$6,700

Fair value - Net income
Marketable equity securities	$461	$—	$—	$461

Balance at December 31, 2020
Assets
Fair value - OCI
U.S. Treasury securities	$9,354	$—	$—	$9,354
Residential mortgage-backed securities - Agency	—	300	—	300
Available-for-sale investment securities	$9,354	$300	$—	$9,654

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

(1)Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company’s consolidated statements of financial condition.
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale consist of U.S. Treasury and U.S. GSE securities and RMBS. The fair value estimates of investment securities classified as Level 1, consisting of U.S. Treasury securities, are determined based on quoted market prices for the same securities. The fair value estimates of U.S. GSE securities and RMBS are classified as Level 2 and are valued by maximizing the use of relevant observable inputs, including quoted prices for similar securities, benchmark yield curves and market-corroborated inputs.
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
At December 31, 2021, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $179 million, a weighted-average coupon of 3.24% and a weighted-average remaining maturity of two years.
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
The Company validates the fair value estimates of interest rate swaps primarily through comparison to the fair value estimates computed by the counterparties to each of the derivative transactions. The Company evaluates pricing variances among different pricing sources to ensure that the valuations utilized are reasonable. The Company also corroborates the reasonableness of the fair value estimates with analysis of trends of significant inputs, such as market interest rate curves. The Company performs due diligence in understanding the impact of any changes to the valuation techniques performed by proprietary pricing models before implementation, working closely with the third-party valuation service and reviewing the service’s control objectives at least annually. The Company corroborates the fair value of foreign exchange forward contracts through independent calculation of the fair value estimates.
As of October 16, 2020, the Company revised its valuation methodology to reflect changes made by central clearinghouses that changed the discounting methodology and interest calculation of cash variation margin from Federal Funds OIS to the Secured Overnight Financing Rate (“SOFR”) OIS for U.S. Dollar cleared interest rate swaps. The Company’s valuation methodology will result in valuations for cleared interest rate swaps that better reflect cleared swap prices obtainable in the markets in which the Company transacts. Pursuant to ASC Topic 848, the Company has elected and applied certain optional expedients and exceptions that provide contract modification and hedge accounting relief to eligible interest rate swaps affected by the change in the discounting methodology. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. The Company recognized $95 million and $59 million of impairments related to these assets for the years ended December 31, 2021 and 2020, respectively. See Note 7: Goodwill and Intangible Assets for more information on the impact of the COVID-19 pandemic on intangible assets.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company’s financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$206	$—	$206	$204
Held-to-maturity investment securities	$—	$206	$—	$206	$204

Net loan receivables	$—	$—	$94,176	$94,176	$86,862

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,750	$—	$—	$8,750	$8,750
Restricted cash	$2,582	$—	$—	$2,582	$2,582
Accrued interest receivables(2)	$—	$948	$—	$948	$948

Liabilities
Amortized cost
Time deposits(3)	$—	$21,490	$—	$21,490	$21,125
Short-term borrowings	$—	$1,750	$—	$1,750	$1,750

Long-term borrowings - owed to securitization investors	$—	$8,953	$104	$9,057	$9,039
Other long-term borrowings	—	10,013	—	10,013	9,438
Long-term borrowings	$—	$18,966	$104	$19,070	$18,477

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$184	$—	$184	$184

Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$269	$—	$269	$260
Held-to-maturity investment securities	$—	$269	$—	$269	$260

Net loan receivables	$—	$—	$91,200	$91,200	$82,223

Carrying value approximates fair value(1)
Cash and cash equivalents	$13,564	$—	$—	$13,564	$13,564
Restricted cash	$25	$—	$—	$25	$25
Other short-term investments	$2,200	$—	$—	$2,200	$2,200
Accrued interest receivables(2)	$—	$992	$—	$992	$992

Liabilities
Amortized cost
Time deposits(3)	$—	$29,090	$—	$29,090	$28,269

Long-term borrowings - owed to securitization investors	$—	$10,794	$130	$10,924	$10,840
Other long-term borrowings	—	11,418	—	11,418	10,401
Long-term borrowings	$—	$22,212	$130	$22,342	$21,241

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$233	$—	$233	$233

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
Derivatives may give rise to counterparty credit risk, which generally is mitigated through collateral arrangements as described under the sub-heading “— Collateral Requirements and Credit-Risk Related Contingency Features.” The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved before engaging in any transaction with the Company. The Company regularly monitors counterparties to ensure compliance with the Company’s risk policies and limits. In determining the counterparty credit risk valuation adjustment for the fair values of derivatives, if any, the Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to related counterparties.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As of December 31, 2021 and 2020, the Company’s outstanding cash flow hedges related only to interest receipts from credit card receivables and had an initial maximum period of two years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at December 31, 2021, will be reclassified to interest income as interest receipts are accrued on the Company’s then outstanding credit card receivables. During the next 12 months, the Company estimates it will reclassify $3 million of pretax earnings primarily related to one terminated derivative formerly designated as a cash flow hedge.
Fair Value Hedges
The Company is exposed to changes in the fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, attributable to changes in LIBOR or Federal Funds OIS rate, which are benchmark interest rates defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in the fair values of both (i) the derivatives and (ii) the hedged long-term borrowings attributable to the interest rate risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference recognized in interest expense.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	December 31,
	2021				2020
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps — cash flow hedge	$250	1	$—	$—	$250	$—	$—
Interest rate swaps — fair value hedge	$6,125	7	—	—	$11,625	1	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$36	7	—	—	$24	—	—
Total gross derivative assets/liabilities(2)			—	—		1	—

Less: collateral held/posted(3)			—	—		—	—
Total net derivative assets/liabilities			$—	$—		$1	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 14 million as of December 31, 2021, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 596 million as of December 31, 2020.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At December 31, 2021, the Company had one outstanding contract with a total notional amount of $50 million and an immaterial fair value. At December 31, 2020, the Company had one outstanding contract with a total notional amount of $27 million and an immaterial fair value.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	December 31,
	2021		2020
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of Hedged Liabilities	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liabilities
Long-term borrowings	$6,158	$(83)	$11,881	$281

The following table summarizes the impact of the derivative instruments on income and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense		Other Income
	Deposits	Long-Term Borrowings
For the Year Ended December 31, 2021
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(661)	$(473)	$66

The effects of cash flow and fair value hedging
Gains (Losses) on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$—	$(3)	$—

Gains (losses) on fair value hedging relationships
Gains (losses) on hedged items	$—	$246	$—
Gains (losses) on interest rate swaps	—	(93)	—
Total gains on fair value hedging relationships	$—	$153	$—

For the Year Ended December 31, 2020
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,231)	$(602)	$56

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(9)	$(3)	$—

Gains (losses) on fair value hedging relationships
Gains (losses) on hedged items	$—	$(268)	$—
Gains on interest rate swaps	—	423	—
Total gains on fair value hedging relationships	$—	$155	$—

For the Year Ended December 31, 2019
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,587)	$(943)	$93

The effects of cash flow and fair value hedging
Gains on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$3	$2	$—

Gains (losses) on fair value hedging relationship
Gains (losses) on hedged items	$—	$(104)	$—
Gains on interest rate swaps	—	72	—
Total gains (losses) on fair value hedging relationship	$—	$(32)	$—

The effects of derivatives not designated in hedging relationships
Gains (losses) on derivatives not designated as hedges	$—	$—	$(1)

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
22.     Segment Disclosures
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
The business segment reporting provided to and used by the Company’s chief operating decision-maker is prepared using the following principles and allocation conventions:
•The Company aggregates operating segments when determining reportable segments.
•Corporate overhead is not allocated between segments; all corporate overhead is included in the Digital Banking segment.
•Through its operation of the Discover Network, the Digital Banking segment incurs fixed marketing, servicing and infrastructure costs that are not specifically allocated among the segments, except for an allocation of direct and incremental costs driven by the Company’s Payment Services segment.
•The Company’s assets are not allocated among the operating segments in the information reviewed by the Company’s chief operating decision-maker.
•The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.
•Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company’s chief operating decision maker.

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2021
Interest income
Credit card loans	$8,717	$—	$8,717
Private student loans	742	—	742
Personal loans	878	—	878
Other loans	114	—	114
Other interest income	200	—	200
Total interest income	10,651	—	10,651
Interest expense	1,134	—	1,134
Net interest income	9,517	—	9,517
Provision for credit losses	218	—	218
Other income	1,781	789	2,570
Other expense	4,549	256	4,805
Income before income tax expense	$6,531	$533	$7,064

For the Year Ended December 31, 2020
Interest income
Credit card loans	$8,985	$—	$8,985
Private student loans	754	—	754
Personal loans	958	—	958
Other loans	106	—	106
Other interest income	292	—	292
Total interest income	11,095	—	11,095
Interest expense	1,865	—	1,865
Net interest income	9,230	—	9,230
Provision for credit losses	5,134	—	5,134
Other income	1,459	399	1,858
Other expense	4,292	227	4,519
Income before income tax expense	$1,263	$172	$1,435

For the Year Ended December 31, 2019
Interest income
Credit card loans	$9,690	$—	$9,690
Private student loans	817	—	817
Personal loans	983	—	983
Other loans	70	—	70
Other interest income	432	1	433
Total interest income	11,992	1	11,993
Interest expense	2,530	—	2,530
Net interest income	9,462	1	9,463
Provision for credit losses(1)	3,233	(2)	3,231
Other income	1,648	348	1,996
Other expense	4,231	162	4,393
Income before income tax expense	$3,646	$189	$3,835

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,151	$73	$1,224
Protection products revenue	165	—	165
Transaction processing revenue	—	227	227
Other income	—	66	66
Total other income subject to ASC 606(2)	1,316	366	1,682
Other income not subject to ASC 606
Loan fee income	464	—	464
Other income	1	423	424
Total other income not subject to ASC 606	465	423	888
Total other income by operating segment	$1,781	$789	$2,570

For the Year Ended December 31, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$871	$62	$933
Protection products revenue	180	—	180
Transaction processing revenue	—	195	195
Other (loss) income	(7)	63	56
Total other income subject to ASC 606(2)	1,044	320	1,364
Other income not subject to ASC 606
Loan fee income	414	—	414
Other income	1	79	80
Total other income not subject to ASC 606	415	79	494
Total other income by operating segment	$1,459	$399	$1,858

For the Year Ended December 31, 2019
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,000	$66	$1,066
Protection products revenue	194	—	194
Transaction processing revenue	—	197	197
Other income	8	85	93
Total other income subject to ASC 606(2)	1,202	348	1,550
Other income not subject to ASC 606
Loan fee income	449	—	449
Other (loss) income	(3)	—	(3)
Total other income not subject to ASC 606	446	—	446
Total other income by operating segment	$1,648	$348	$1,996

(1)    Net of rewards, including Cashback Bonus rewards, of $2.5 billion, $1.9 billion and $1.9 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)    Excludes $2 million, $2 million and $3 million deposit product fees that are reported within net interest income for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2021	2020
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$3,182	$2,802
Restricted cash	20	20
Notes receivable from subsidiaries(2)	777	891
Investment in bank subsidiary	11,889	10,188
Investments in non-bank subsidiaries	1,209	727
Other assets	663	567
Total assets	$17,740	$15,195

Liabilities and Stockholders’ Equity
Non-interest bearing deposit accounts	$2	$2
Short-term borrowings from subsidiaries	439	283
Long-term borrowings	3,548	3,673
Accrued expenses and other liabilities	343	353
Total liabilities	4,332	4,311
Stockholders’ equity	13,408	10,884
Total liabilities and stockholders’ equity	$17,740	$15,195

(1)The Parent Company had $3.0 billion and $2.7 billion in a money market deposit account at Discover Bank as of December 31, 2021 and 2020, respectively, which is included in cash and cash equivalents. These funds are available to the Parent for liquidity purposes.
(2)The Parent Company advanced $500 million to Discover Bank as of December 31, 2021 and 2020, which is included in notes receivable from subsidiaries.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Interest income	$33	$44	$82
Interest expense	199	205	212
Net interest expense	(166)	(161)	(130)
Dividends from bank subsidiary	3,250	555	2,530
Dividends from non-bank subsidiaries	—	200	100
Total income	3,084	594	2,500
Other expense	10	(16)	1
Income before income tax benefit and equity in undistributed net income of subsidiaries	3,074	610	2,499
Income tax benefit	25	30	25
Equity in undistributed net income of subsidiaries	2,350	501	433
Net income	5,449	1,141	2,957
Other comprehensive (loss) income, net	(139)	164	37
Comprehensive income	$5,310	$1,305	$2,994

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Cash flows provided by operating activities
Net income	$5,449	$1,141	$2,957
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,350)	(501)	(433)
Stock-based compensation expense	103	42	69
Deferred income taxes	(13)	(5)	(8)
Depreciation and amortization	47	41	38
Changes in assets and liabilities:
(Increase) decrease in other assets	(91)	42	92
Increase (decrease) in accrued expenses and other liabilities	24	(30)	50
Net cash provided by operating activities	3,169	730	2,765

Cash flows provided by (used for) investing activities
Decrease in investment in subsidiaries	114	—	—
Decrease (increase) in loans to subsidiaries	—	(15)	(55)
Net cash provided by (used for) investing activities	114	(15)	(55)

Cash flows used for financing activities
Net increase in short-term borrowings from subsidiaries	156	—	42
Proceeds from issuance of common stock	9	10	7
Proceeds from issuance of long-term borrowings	—	—	595
Maturities and repayment of long-term borrowings	(172)	(3)	(86)
Purchases of treasury stock	(2,260)	(348)	(1,768)
Net increase (decrease) in deposits	—	—	(2)
Proceeds from issuance of preferred stock	—	493	—
Dividends paid on common and preferred stock	(636)	(576)	(573)
Net cash used for financing activities	(2,903)	(424)	(1,785)
Increase in cash, cash equivalents and restricted cash	380	291	925
Cash, cash equivalents and restricted cash, at beginning of period	2,822	2,531	1,606
Cash, cash equivalents and restricted cash, at end of period	$3,202	$2,822	$2,531

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,182	$2,802	$2,511
Restricted cash	20	20	20
Cash, cash equivalents and restricted cash, at end of period	$3,202	$2,822	$2,531

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$156	$168	$170
Income taxes, net of income tax refunds	$(70)	$(31)	$20

26.     Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2021, and determined that there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

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
•CLDC: Compensation and Leadership Development Committee
•CME: Chicago Mercantile Exchange
•COSO: Committee of Sponsoring Organizations of the Treadway Commission
•COVID-19: Coronavirus Disease 2019
•CPPA: California Privacy Protection Agency
•CPRA: California Privacy Rights Act
•CRM: Corporate Risk Management
•CRO: Chief Risk Officer
•DCENT: Discover Card Execution Note Trust
•DCMT: Discover Card Master Trust
•DE&I: Diversity, Equity and Inclusion
•DFS: Discover Financial Services
•DRR: Designated Reserve Ratio
•EGRRCPA: Economic Growth, Regulatory Relief, and Consumer Protection Act
•EPS: Earnings Per Share
•ESG: Environmental, Social and Governance
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
•LIBOR: London Interbank Offered Rate
•OCI: Other Comprehensive Income (Loss)
•OIS: Overnight Index Swap
•PCAOB: Public Company Accounting Oversight Board
•PCD: Purchased Credit-Deteriorated
•POS: Point-of-sale
•PSU: Performance Stock Unit
•Repo: Repurchase Agreement
•RMBS: Residential Mortgage-Backed Securities
•RSU: Restricted Stock Unit
•SaP: Skip-a-Pay (payment deferral)
•SCB: Stress Capital Buffer
•SEC: Securities and Exchange Commission
•SOFR: Secured Overnight Financing Rate
•TDR: Troubled Debt Restructuring
•U.S.: United States of America
•U.S. GSE: Government-sponsored Enterprises of the United States of America
•USD: U.S. Dollar
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Part III | Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Information About Our Executive Officers” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on May 19, 2022 (“Proxy Statement”) is incorporated by reference herein.
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
“2021 Executive Compensation Tables”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2021, is set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights(1)	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,580,379	N/A	23,181,367
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,580,379	N/A	23,181,367

(1)Includes 1,816,244 vested and unvested RSUs and 764,135 vested and unvested PSUs that can be converted to up to 1.5 shares per each unit dependent on the performance factor.
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

Part IV.
Part IV | Item 15.    Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear on pages 82 through 142 herein.
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

2.3	Agreement and Plan of Merger by and among Discover Bank, Academy Acquisition Corp. and The Student Loan Corporation dated as of September 17, 2010 (filed as Exhibit 2.3 to Discover Financial Services’ Annual Report on Form 10-K for the fiscal year ended November 30, 2010 filed on January 26, 2011 and incorporated herein by reference thereto).

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Current Report on Form 8-K filed on May 21, 2019 and incorporated herein by reference thereto).

3.2	Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 28, 2021 and incorporated herein by reference thereto).

3.3	Certificate of Elimination of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on June 26, 2012 and incorporated herein by reference thereto).

3.4	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2012 and incorporated herein by reference thereto).

3.5	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

3.6	Certificate of Elimination of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 4, 2017 and incorporated herein by reference thereto).

3.7	Certificate of Designations of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).
4.1	Description of Discover Financial Services’ Securities.

4.2	Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.3	Subordinated Indenture, dated as of September 8, 2015, by and between Discover Financial Services and U.S. Bank National Association (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on September 8, 2015 and incorporated herein by reference thereto).

4.4	Deposit Agreement (Series C), dated October 31, 2017 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.5	Form of Certificate Representing the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.6	Deposit Agreement (Series D), dated June 22, 2020 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.7	Form of Certificate Representing the Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

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

10.13†	Offer of Employment, dated as of January 8, 1999 (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

10.14†	Waiver of Change of Control Benefits, dated September 24, 2007 (filed as Exhibit 10.15 to Discover Financial Services’ Registration Statement on Form S-4 filed on November 27, 2007 and incorporated herein by reference thereto).

10.15	Collateral Certificate Transfer Agreement, dated as of July 26, 2007 between Discover Bank, as Depositor and Discover Card Execution Note Trust (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

Exhibit Number	Description
10.16
Amended and Restated Indenture, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.17	Second Amended and Restated Indenture Supplement for the DiscoverSeries Notes, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.18	Omnibus Amendment to Indenture Supplement and Terms Documents, dated as of July 2, 2009, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference thereto).

10.19†	Discover Financial Services Change-in-Control Severance Policy Amended and Restated October 15, 2014 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference thereto).

10.20	Release and Settlement Agreement, executed as of October 27, 2008, by and among Discover Financial Services, DFS Services, LLC, Discover Bank, and their Subsidiaries and Affiliates; MasterCard Incorporated and MasterCard International Incorporated and their Affiliates; and Visa Inc. and its Affiliates and Predecessors including Visa U.S.A. Inc. and Visa International Service Association (filed as Exhibit 99.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 28, 2008 and incorporated herein by reference thereto).

10.21	Form of Waiver, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.22	Form of Executive Compensation Agreement, dated March 13, 2009, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2009 and incorporated herein by reference thereto).

10.23	Settlement Agreement and Mutual Release between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

10.24	Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.32 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.25	Amendment to Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.33 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.26	Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.34 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.27	First Amendment to Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.35 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.28	Asset Purchase Agreement between Discover Bank and Citibank, N.A. dated August 31, 2011 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

10.29†	Form 2012 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 4, 2012 and incorporated herein by reference thereto).

10.30†	Form 2012 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 4, 2012 and incorporated herein by reference thereto).

Exhibit Number	Description
10.31†	Form 2013 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2013 and incorporated herein by reference thereto).

10.32†	Form 2013 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2013 and incorporated herein by reference thereto).

10.33†	Amendment No. 3 to the Directors’ Compensation Plan of Discover Financial Services, effective as of July 1, 2013 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 30, 2013 and incorporated herein by reference thereto).

10.34†	Form of 2013 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 26, 2013 and incorporated herein by reference thereto).

10.35†	Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on March 19, 2014 and incorporated herein by reference thereto).

10.36†	Form 2014 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and
Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly
Report on Form 10-Q filed on April 29, 2014 and incorporated herein by reference thereto).

10.37†	Form 2014 Award Certificate for Performance Stock Units Under Discover Financial Services Amended
and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’
Quarterly Report on Form 10-Q filed on April 29, 2014 and incorporated herein by reference thereto).

10.38†	Amendment No. 4 to the Directors’ Compensation Plan of Discover Financial Services, effective as of May 7, 2014 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on
August 1, 2014 and incorporated herein by reference thereto).

10.39†	Form 2015 Award Certificate for Cash-Converted Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.40†	Form 2015 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.41†	Form 2015 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.42†	Form of 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on April 30, 2015 and incorporated herein by reference thereto).

10.43†	Amendment No. 4 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 29, 2015 and incorporated herein by reference thereto).

10.44†	Form of 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 21, 2015 and incorporated herein by reference thereto).

10.45	Receivables Sale and Contribution Agreement, dated as of December 22, 2015 between Discover Bank and Discover Funding LLC (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.46†	Form 2016 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.52 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2016 and incorporated herein by reference thereto).

Exhibit Number	Description
10.47†	Form 2016 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.53 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2016 and incorporated herein by reference thereto).

10.48†	Amendment No. 5 to Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2017 (filed as Exhibit 10.54 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2017 and incorporated herein by reference thereto).

10.49†	Form 2017 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and
Restated Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).

10.50†	Form 2017 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).

10.51†	Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Director’s Compensation Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.52†	Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.53†	Form 2018 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.54†	Amendment to 2017 Directors’ Annual Equity Award Certificate for Restricted Stock Units of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.55†	Amendment No. 6 to the Directors’ Compensation Plan of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.5 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.56†	Amendment No. 7 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.62 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.57†	Amendment No. 8 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.63 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.58	Amendment No. 9 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2022.

10.59†	Form 2019 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference thereto).

10.60†	Form 2019 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference thereto).

10.61†	Form 2020 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2020 and incorporated herein by reference thereto).

10.62†	Form 2020 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2020 and incorporated herein by reference thereto).

10.63†	Form 2021 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).

Exhibit Number	Description
10.64†	Form 2021 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders' Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL and contained in Exhibit 101.

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
Date: February 24, 2022

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2022.

Signature	Title

/s/ ROGER C. HOCHSCHILD	Chief Executive Officer and President, Director
Roger C. Hochschild

/s/ JOHN T. GREENE	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
John T. Greene

/s/ SHIFRA C. KOLSKY	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Shifra C. Kolsky

/s/ THOMAS G. MAHERAS	Chairman of the Board
Thomas G. Maheras

/s/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/s/ MARY K. BUSH	Director
Mary K. Bush

/s/ GREGORY C. CASE	Director
Gregory C. Case

/s/ CANDACE H. DUNCAN	Director
Candace H. Duncan

/s/ JOSEPH F. EAZOR	Director
Joseph F. Eazor

/s/ CYNTHIA A. GLASSMAN	Director
Cynthia A. Glassman

/s/ MICHAEL H. MOSKOW	Director
Michael H. Moskow

/s/ DAVID L. RAWLINSON	Director
David L. Rawlinson

/s/ MARK A. THIERER	Director
Mark A. Thierer

/s/ JENNIFER L. WONG	Director
Jennifer L. Wong