Form 10-Q
period 2022-03-31
Discover Financial Services
filed 2022-04-28
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2022, there were 280,965,096 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$9,625	$8,750
Restricted cash	18	2,582
Investment securities (includes available-for-sale securities of $5,772 and $6,700 reported at fair value with associated amortized cost of $5,781 and $6,549 at March 31, 2022 and December 31, 2021, respectively)	5,977	6,904
Loan receivables
Loan receivables	93,471	93,684
Allowance for credit losses	(6,647)	(6,822)
Net loan receivables	86,824	86,862
Premises and equipment, net	984	983
Goodwill	255	255
Other assets	3,729	3,906
Total assets	$107,412	$110,242
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$70,941	$70,818
Non-interest bearing deposit accounts	1,541	1,575
Total deposits	72,482	72,393
Short-term borrowings	—	1,750
Long-term borrowings	17,132	18,477
Accrued expenses and other liabilities	4,365	4,214
Total liabilities	93,979	96,834
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 569,504,031 and 568,830,897 shares issued at March 31, 2022 and December 31, 2021, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,056	1,056
Additional paid-in capital	4,390	4,369
Retained earnings	25,833	24,766
Accumulated other comprehensive loss	(213)	(94)
Treasury stock, at cost; 288,539,871 and 280,502,577 shares at March 31, 2022 and December 31, 2021, respectively	(17,639)	(16,695)
Total stockholders' equity	13,433	13,408
Total liabilities and stockholders' equity	$107,412	$110,242

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

	March 31, 2022	December 31, 2021
Assets
Restricted cash	$18	$2,582
Loan receivables	$24,231	$25,449
Allowance for credit losses allocated to securitized loan receivables	$(1,231)	$(1,371)
Other assets	$4	$4
Liabilities
Short- and long-term borrowings	$7,715	$9,539
Accrued expenses and other liabilities	$5	$6

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended March 31,
	2022	2021
Interest income
Credit card loans	$2,268	$2,154
Other loans	428	437
Investment securities	36	50
Other interest income	4	5
Total interest income	2,736	2,646
Interest expense
Deposits	139	193
Short-term borrowings	1	—
Long-term borrowings	117	123
Total interest expense	257	316
Net interest income	2,479	2,330
Provision for credit losses	154	(365)
Net interest income after provision for credit losses	2,325	2,695
Other income
Discount and interchange revenue, net	320	241
Protection products revenue	44	43
Loan fee income	140	107
Transaction processing revenue	57	51
Unrealized (losses) gains on equity investments	(188)	—
Realized gains on equity investments	26	—
Other income	24	23
Total other income	423	465
Other expense
Employee compensation and benefits	500	506
Marketing and business development	192	154
Information processing and communications	125	109
Professional fees	177	182
Premises and equipment	24	24
Other expense	112	106
Total other expense	1,130	1,081
Income before income taxes	1,618	2,079
Income tax expense	376	486
Net income	$1,242	$1,593
Net income allocated to common stockholders	$1,205	$1,546
Basic earnings per common share	$4.23	$5.04
Diluted earnings per common share	$4.22	$5.04

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended March 31,
	2022	2021
Net income	$1,242	$1,593
Other comprehensive loss, net of tax
Unrealized losses on available-for-sale investment securities, net of tax	(121)	(53)
Unrealized gains on cash flow hedges, net of tax	2	1
Other comprehensive loss	(119)	(52)
Comprehensive income	$1,123	$1,541

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2021
Balance at December 31, 2020	11	$1,056	567,898	$6	$4,257	$19,955	$45	$(14,435)	$10,884
Net income	—	—	—	—	—	1,593	—	—	1,593
Other comprehensive loss	—	—	—	—	—	—	(52)	—	(52)
Purchases of treasury stock	—	—	—	—	—	—	—	(119)	(119)
Common stock issued under employee benefit plans	—	—	26	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	656	—	21	—	—	—	21
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(136)	—	—	(136)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($4,611 per share)	—	—	—	—	—	(23)	—	—	(23)
Balance at March 31, 2021	11	$1,056	568,580	$6	$4,280	$21,373	$(7)	$(14,554)	$12,154

For the Three Months Ended March 31, 2022
Balance at December 31, 2021	11	$1,056	568,831	$6	$4,369	$24,766	$(94)	$(16,695)	$13,408
Net income	—	—	—	—	—	1,242	—	—	1,242
Other comprehensive loss	—	—	—	—	—	—	(119)	—	(119)
Purchases of treasury stock	—	—	—	—	—	—	—	(944)	(944)
Common stock issued under employee benefit plans	—	—	22	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	651	—	19	—	—	—	19
Dividends — common stock ($0.50 per share)	—	—	—	—	—	(144)	—	—	(144)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at March 31, 2022	11	$1,056	569,504	$6	$4,390	$25,833	$(213)	$(17,639)	$13,433

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities
Net income	$1,242	$1,593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	154	(365)
Deferred income taxes	(10)	232
Depreciation and amortization	139	119
Amortization of deferred revenues	(76)	(74)
Net unrealized and realized losses on investments and other assets	173	10
Other, net	20	23
Changes in assets and liabilities:
Increase in other assets	(127)	(150)
Increase in accrued expenses and other liabilities	219	120
Net cash provided by operating activities	1,734	1,508

Cash flows provided by investing activities
Maturities of other short-term investments	—	2,200
Maturities of available-for-sale investment securities	769	404
Maturities of held-to-maturity investment securities	12	20
Purchases of held-to-maturity investment securities	(14)	(16)
Net change in principal on loans originated for investment	(103)	3,642
Proceeds from the sale of other investments	71	—
Purchases of other investments	(23)	(21)
Purchases of premises and equipment	(51)	(41)
Net cash provided by investing activities	661	6,188

Cash flows used for by financing activities
Net change in short-term borrowings	(1,750)	—
Net change in deposits	82	(165)
Proceeds from issuance of securitized debt	1,242	—
Maturities and repayment of securitized debt	(2,556)	(7)
Maturities and repayment of other long-term borrowings	—	(163)
Proceeds from issuance of common stock	2	2
Purchases of treasury stock	(944)	(119)
Dividends paid on common and preferred stock	(160)	(159)
Net cash used for financing activities	(4,084)	(611)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,689)	7,085
Cash, cash equivalents and restricted cash, at the beginning of the period	11,332	13,589
Cash, cash equivalents and restricted cash, at the end of the period	$9,643	$20,674

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$9,625	$20,348
Restricted cash	18	326
Cash, cash equivalents and restricted cash, at the end of the period	$9,643	$20,674

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business
Discover Financial Services ("DFS" or the "Company") is a digital banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Therefore, the Company is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company provides digital banking products and services and payment services through its subsidiaries. The Company offers its customers credit card loans, private student loans, personal loans, home loans and deposit products. The Company also operates the Discover Network, the PULSE network ("PULSE") and Diners Club International ("Diners Club"), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the United States of America ("U.S.") for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.
The Company manages its business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. See Note 16: Segment Disclosures for a detailed description of each segment's operations and the allocation conventions used in business segment reporting.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for the fair presentation of results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's 2021 audited consolidated financial statements filed with the Company's annual report on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Pronouncements (Not Yet Adopted)
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the troubled debt restructuring ("TDR") recognition and measurement guidance and enhances disclosures for modifications of receivables from borrowers experiencing financial difficulty. ASU 2022-02 no longer requires the application of a discounted cash flow method for any modified receivables when measuring expected credit losses. The ASU also refines existing credit-related disclosures by requiring disclosure of current-period gross charge-offs of receivables by year of origination. The amendments in the ASU are to be applied prospectively to modifications and disclosures of gross charge-offs; however, adoption on a modified retrospective basis is permitted for the effect on the allowance for credit losses related to the elimination of the TDR recognition and measurement guidance. The ASU is effective for the Company on January 1, 2023, with early adoption permitted. Management does not expect the amendments to have a material impact on the Company's financial statements.

2.    Investments
The Company's investment securities consist of the following (dollars in millions):

	March 31, 2022	December 31, 2021
U.S. Treasury(1) and U.S. GSE(2) securities	$5,612	$6,514
Residential mortgage-backed securities - Agency(2)	365	390
Total investment securities	$5,977	$6,904

(1)Includes $18 million and $27 million of U.S. Treasury securities pledged as swap collateral as of March 31, 2022 and December 31, 2021, respectively.
(2)Consists of securities issued by Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Bank.
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2022
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$5,619	$25	$(32)	$5,612
Residential mortgage-backed securities - Agency	162	—	(2)	160
Total available-for-sale investment securities	$5,781	$25	$(34)	$5,772
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$205	$—	$(7)	$198
Total held-to-maturity investment securities	$205	$—	$(7)	$198

At December 31, 2021
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$6,368	$146	$—	$6,514
Residential mortgage-backed securities - Agency	181	5	—	186
Total available-for-sale investment securities	$6,549	$151	$—	$6,700
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$204	$3	$(1)	$206
Total held-to-maturity investment securities	$204	$3	$(1)	$206

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities ("RMBS") that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The Company invests in U.S. Treasury obligations and securities issued by government agencies and government-sponsored enterprises of the U.S. ("U.S. GSEs"), which have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. federal government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments.

The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2022
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	18	$2,103	$(32)	$—	$—
Residential mortgage-backed securities - Agency	25	$144	$(1)	$6	$(1)

At December 31, 2021
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	2	$110	NM	$—	$—
Residential mortgage-backed securities - Agency	1	$7	NM	$—	$—

There were no proceeds from sales or recognized gains or losses on available-for-sale securities during the three months ended March 31, 2022 and 2021. See Note 8: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three months ended March 31, 2022 and 2021.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At March 31, 2022	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$1,619	$3,992	$8	$—	$5,619
Residential mortgage-backed securities - Agency(1)	1	72	82	7	162
Total available-for-sale investment securities	$1,620	$4,064	$90	$7	$5,781
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$205	$205
Total held-to-maturity investment securities	$—	$—	$—	$205	$205
Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$1,630	$3,974	$8	$—	$5,612
Residential mortgage-backed securities - Agency(1)	1	71	82	6	160
Total available-for-sale investment securities	$1,631	$4,045	$90	$6	$5,772
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$198	$198
Total held-to-maturity investment securities	$—	$—	$—	$198	$198

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. As of March 31, 2022 and December 31, 2021, the Company had outstanding investments in these entities of $377 million and $388 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $77 million and $92 million, respectively. Of the above outstanding equity investments, the Company had $342 million and $350 million of investments related to affordable housing projects as of March 31, 2022 and December 31, 2021, respectively, which had $68 million and $80 million of related contingent liabilities for unconditional and legally binding delayed equity contributions, respectively.
The Company holds non-controlling equity positions in several payment services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of March 31, 2022 and December 31, 2021, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $33 million and $36 million, respectively.
The Company also holds non-controlling equity positions in payment service entities that have actively traded stock and therefore have readily determinable fair values. As a result, these investments are carried at fair value based on the quoted share prices. As of March 31, 2022 and December 31, 2021, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $272 million and $461 million, respectively. During the three months ended March 31, 2022, the Company recognized unrealized losses of $188 million and realized gains of approximately $23 million on the condensed consolidated statements of income related to these investments. The Company recognized no unrealized or realized losses or gains during the three months ended March 31, 2021.
3.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	March 31, 2022	December 31, 2021
Credit card loans(1)(2)	$73,783	$74,369
Other loans(3)
Private student loans(4)	10,314	10,113
Personal loans	6,904	6,936
Other loans	2,470	2,266
Total other loans	19,688	19,315
Total loan receivables	93,471	93,684
Allowance for credit losses	(6,647)	(6,822)
Net loan receivables	$86,824	$86,862

(1)Amounts include carrying values of $10.7 billion and $13.3 billion underlying investors' interest in trust debt at March 31, 2022 and December 31, 2021, respectively, and $13.3 billion and $11.9 billion in seller's interest at March 31, 2022 and December 31, 2021, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $424 million and $423 million at March 31, 2022 and December 31, 2021, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $457 million, $41 million and $6 million, respectively, at March 31, 2022 and $443 million, $42 million and $6 million, respectively, at December 31, 2021.
(4)Amounts include carrying values of $196 million and $207 million in loans pledged as collateral against the note issued from a private student loan securitization trust at March 31, 2022 and December 31, 2021, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.

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
The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	March 31, 2022				December 31, 2021
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans(1)	$61,199	83%	$12,584	17%	$62,262	84%	$12,107	16%
Private student loans by origination year(2)(3)
2022	$220	98%	$4	2%
2021	1,718	94%	108	6%	$1,251	94%	$73	6%
2020	1,494	96%	61	4%	1,561	96%	59	4%
2019	1,361	96%	61	4%	1,439	96%	61	4%
2018	1,073	95%	59	5%	1,147	95%	59	5%
Prior	3,915	94%	240	6%	4,215	94%	248	6%
Total private student loans	$9,781	95%	$533	5%	$9,613	95%	$500	5%
Personal loans by origination year
2022	$984	100%	$4	—%
2021	2,941	98%	54	2%	$3,326	99%	$37	1%
2020	1,356	97%	40	3%	1,622	98%	39	2%
2019	848	94%	56	6%	1,052	94%	62	6%
2018	343	90%	38	10%	435	91%	44	9%
Prior	206	86%	34	14%	276	87%	43	13%
Total personal loans	$6,678	97%	$226	3%	$6,711	97%	$225	3%

(1)Amounts include $754 million and $813 million of revolving line-of-credit arrangements that were converted to term loans as a result of a TDR program as of March 31, 2022 and December 31, 2021, respectively.
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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	March 31, 2022			December 31, 2021
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$692	$613	$1,305	$670	$562	$1,232
Private student loans by origination year(1)
2022	$—	$—	$—
2021	1	1	2	$—	$—	$—
2020	6	4	10	4	1	5
2019	11	4	15	9	2	11
2018	15	6	21	14	4	18
Prior	92	28	120	94	29	123
Total private student loans	$125	$43	$168	$121	$36	$157
Personal loans by origination year
2022	$—	$—	$—
2021	8	2	10	$5	$1	$6
2020	7	3	10	7	2	9
2019	10	4	14	11	4	15
2018	5	2	7	6	3	9
Prior	5	2	7	6	3	9
Total personal loans	$35	$13	$48	$35	$13	$48

(1)Private student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended March 31, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	178	45	(30)	—	193
Deductions
Charge-offs	(541)	(24)	(38)	—	(603)
Recoveries	210	6	19	—	235
Net charge-offs	(331)	(18)	(19)	—	(368)
Balance at March 31, 2022	$5,120	$870	$613	$44	$6,647

	For the Three Months Ended March 31, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	(377)	36	(4)	3	(342)
Deductions
Charge-offs	(663)	(20)	(64)	—	(747)
Recoveries	189	6	15	—	210
Net charge-offs	(474)	(14)	(49)	—	(537)
Balance at March 31, 2021	$5,640	$862	$804	$41	$7,347

(1)Excludes a $39 million and $23 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended March 31, 2022 and 2021, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
The allowance for credit losses was approximately $6.6 billion at March 31, 2022, which reflects a $175 million release from the amount of the allowance for credit losses at December 31, 2021. The release in the allowance for credit losses between March 31, 2022 and December 31, 2021, was primarily driven by the continued strength of the loan portfolio's credit performance.
In estimating the allowance at March 31, 2022, the Company used a macroeconomic forecast that projected (i) a peak unemployment rate of 5.2%, decreasing to 4.9% and 3.5% through the end of 2022 and 2023, respectively; and (ii) 3.1% and 2.2% annualized growth in the real gross domestic product for 2022 and 2023, respectively. Labor market conditions, which historically have been an important determinant of credit loss trends, continued to improve as of March 31, 2022. The unemployment rate and continuing jobless claims returned to pre-pandemic levels during the first quarter of 2022, and the number of job openings reached near-record levels, reflecting robust demand for labor as the U.S. economy continues to expand post pandemic.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior, payment trends and credit performance subsequent to the expiration of government stimulus programs and disaster relief programs, as well as higher consumer price inflation experienced in the first quarter of 2022 and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its benchmark federal funds rate in March 2022 and signaled additional rate hikes in 2022. In recognition of the evolving macroeconomic environment, the estimation of the allowance for credit losses has required significant management judgment.
The forecast period the Company deemed to be reasonable and supportable was 18 months for all periods presented. The 18-month reasonable and supportable forecast period was deemed appropriate based on the observed stability of the economic outlook and relative consistency among the macroeconomic forecasts. For all periods presented, the Company determined that a reversion period of 12 months was appropriate for similar reasons. Due to the uncertainties associated with borrower behavior resulting from government stimulus, disaster relief programs and fiscal and monetary policies, the

Company applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented.
The net charge-offs for credit card and personal loans decreased for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to higher payment rates period-over-period, which decreased the rate of delinquent loans and average balances charged-off. The higher payment rates period-over-period reflect the improvement in household cash flows aided by government stimulus and disaster relief programs that were extended near the end of the first quarter of 2021. The net charge-offs for personal loans continue to benefit from tighter underwriting standards that the Company implemented in early 2020. The net charge-offs for private student loans increased for the three months ended March 31, 2022, when compared to the same period in 2021. This increase was primarily driven by the normalization of credit as the impacts of government stimulus and disaster relief programs began to wane.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$66	$95
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$21	$23

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below for each class of loan receivables (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At March 31, 2022
Credit card loans	$692	$613	$1,305	$592	$183
Other loans
Private student loans	125	43	168	42	7
Personal loans	35	13	48	12	6
Other loans	7	9	16	2	17
Total other loans	167	65	232	56	30
Total loan receivables	$859	$678	$1,537	$648	$213

At December 31, 2021
Credit card loans	$670	$562	$1,232	$527	$194
Other loans
Private student loans	121	36	157	35	8
Personal loans	35	13	48	12	7
Other loans	7	7	14	1	16
Total other loans	163	56	219	48	31
Total loan receivables	$833	$618	$1,451	$575	$225

(1)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $6 million and $8 million for the three months ended March 31, 2022 and 2021, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.
The payment status of modified loans, including those identified as TDRs and those exempt from the TDR designation pursuant to the CARES Act, is reflected in the Company’s delinquency reporting.

Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, private student and personal loan borrowers who may be experiencing financial hardship. The Company considers a modified loan in which a concession has been granted to the borrower to be a TDR based on the cumulative length of the concession period and credit quality of the borrower. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs are also available for credit card and personal loans. The Company evaluates new programs to determine which of them meet the definition of a TDR. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on private student loans and certain grants of private student loan forbearance, generally result in the loans being classified as TDRs. In addition, loans that defaulted from, or successfully completed a loan modification program or forbearance, continue to be classified as TDRs, except as noted in the following paragraph. See the table below that presents the carrying value of loans that entered a TDR program and experienced a default during the period for more information.
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
At March 31, 2022 and December 31, 2021, there were $5.6 billion and $5.8 billion, respectively, of private student loans in repayment and $79 million and $64 million, respectively, in forbearance. To assist private student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance, payment deferral, a temporary payment reduction, a temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and a determination of financial distress based on an evaluation of the borrower's credit quality using FICO scores.
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
To evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the three months ended March 31, 2022 and 2021, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended March 31, 2022 and 2021, the Company forgave approximately $7 million and $12 million, respectively, of interest and fees resulting from accounts entering into a credit card loan TDR program. For all loan products, interest income on modified loans is recognized based on the modified contractual terms.
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Three Months Ended March 31,
	2022		2021
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	54,511	$344	20,702	$135
Private student loans	1,755	$31	126	$2
Personal loans	1,159	$15	1,390	$17

(1)Accounts that entered a credit card TDR program include $75 million and $128 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended March 31, 2022 and 2021, respectively.
The number and balance of enrollments in credit card and private student loan modification programs designated as TDRs increased during the three months ended March 31, 2022, when compared to the same period in 2021. For the three months ended March 31, 2021, enrollments in loan modification programs designated as TDRs were favorably impacted by accounting and financial reporting exemptions provided by the CARES Act, which expired on January 1, 2022. The number and balance of enrollments in personal loan modification programs designated as TDRs decreased during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to tighter underwriting standards that the Company implemented in early 2020. The decrease was partially offset by the favorable impact of the accounting and financial reporting exemptions provided by the CARES Act for the three months ended March 31, 2021.
The following table presents the carrying value of loans that experienced a default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended March 31,
	2022		2021
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	4,535	$23	6,001	$36
Private student loans(3)	106	$2	66	$2
Personal loans(2)	261	$3	527	$7

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
Of the account balances that defaulted as shown above for the three months ended March 31, 2022 and 2021, approximately 64% and 68%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For accounts that have defaulted from a TDR program and have not been subsequently charged off, the balances are included in the allowance for credit loss analysis discussed above under “— Allowance for Credit Losses.”
4.    Credit Card and Private Student Loan Securitization Activities
The Company's securitizations are accounted for as secured borrowings and the related trusts are treated as consolidated subsidiaries of the Company. For a description of the Company's principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2021.

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
The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. To issue senior, higher-rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower-rated or more highly subordinated classes of notes. Wholly owned subsidiaries of Discover Bank hold the subordinated classes of notes. The Company is exposed to credit risk associated with trust receivables as of the balance sheet date through the retention of these subordinated interests. The current expected credit loss ("CECL") on trust receivables is included in the allowance for credit losses estimate.
The Company's retained interests in the trust's assets, consisting of investments in DCENT notes held by subsidiaries of Discover Bank, constitute intercompany positions that are eliminated in the preparation of the Company's condensed consolidated statements of financial condition.
Upon transfer of credit card loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trust's creditors. Further, the transferred credit card loan receivables are owned by the trust and are not available to the Company's third-party creditors. The trusts have ownership of cash balances, the amounts of which are reported in restricted cash within the Company's condensed consolidated statements of financial condition. Except for the seller's interest in trust receivables, the Company's interests in trust assets are generally subordinate to the interests of third-party investors in trust debt and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to those investors. Apart from the restricted assets related to securitization activities, the investors and the securitization trusts have no recourse to the Company's other assets or the Company's general credit for a shortage in cash flows.
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	March 31, 2022	December 31, 2021
Restricted cash	$9	$2,574

Investors' interests held by third-party investors	7,625	9,425
Investors' interests held by wholly owned subsidiaries of Discover Bank	3,102	3,899
Seller's interest	13,308	11,918
Loan receivables(1)	24,035	25,242
Allowance for credit losses allocated to securitized loan receivables(1)	(1,231)	(1,371)
Net loan receivables	22,804	23,871
Other assets	3	3
Carrying value of assets of consolidated variable interest entities	$22,816	$26,448

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of March 31, 2022, no economic or other early amortization events have occurred.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	March 31, 2022	December 31, 2021
Restricted cash	$9	$8
Private student loan receivables	196	207
Carrying value of assets of consolidated variable interest entities	$205	$215

5.    Deposits
The Company offers its deposit products to customers through two channels: (i) direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking/debit accounts. Brokered deposits include certificates of deposit and sweep accounts.
The following table summarizes certificates of deposits maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

At March 31, 2022
2022	$9,586
2023	4,851
2024	1,669
2025	904
2026	864
Thereafter	789
Total	$18,663

6.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	March 31, 2022				December 31, 2021
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2022-2026	0.58% - 3.03%	1.70%	$5,019	$5,588
Floating-rate asset-backed securities(2)	2022-2024	0.73% - 1.00%	0.84%	2,598	3,347
Total Discover Card Master Trust I and Discover Card Execution Note Trust				7,617	8,935

Floating-rate asset-backed security(3)(4)	2031	4.50%	4.50%	98	104
Total private student loan securitization trust				98	104
Total long-term borrowings - owed to securitization investors				7,715	9,039

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75% - 5.20%	4.17%	3,394	3,382
Fixed-rate retail notes	2022-2031	2.85% - 4.40%	3.75%	166	166

Discover Bank
Fixed-rate senior bank notes(1)	2023-2030	2.45% - 4.65%	3.63%	5,362	5,385
Fixed-rate subordinated bank notes(1)	2028	4.68%	4.68%	495	505
Total long-term borrowings				$17,132	$18,477

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the London Interbank Offered Rate ("LIBOR") or Overnight Index Swap ("OIS") rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 15: Derivatives and Hedging Activities.
(2)DCENT floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 33 to 60 basis points as of March 31, 2022.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of March 31, 2022.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

March 31, 2022
2022	$2,638
2023	3,295
2024	3,731
2025	1,775
2026	2,666
Thereafter	3,027
Total	$17,132

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. At March 31, 2022, the Company had total committed borrowing capacity of $1.5 billion based on the amount and type of assets pledged, none of which was drawn. At December 31, 2021, the Company had total committed borrowing capacity of $1.4 billion based on the amount and type of assets pledged, of which $1.3 billion of short-term advances were outstanding.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2022, the total commitment of secured credit facilities through private providers was $3.8 billion, none of which was drawn. As of December 31, 2021, the total commitment of secured credit facilities through private providers was $4.0 billion, $500 million of which was outstanding as a short-term draw. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2023 and 2024. Borrowings outstanding under each facility bear interest at a margin above LIBOR, Term Secured Overnight Financing Rate ("SOFR") or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
7.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at March 31, 2022 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at March 31, 2022	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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

8.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") were as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended March 31, 2022
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)
Net change	(121)	2	—	(119)
Balance at March 31, 2022	$(7)	$(7)	$(199)	$(213)

For the Three Months Ended March 31, 2021
Balance at December 31, 2020	$284	$(12)	$(227)	$45
Net change	(53)	1	—	(52)
Balance at March 31, 2021	$231	$(11)	$(227)	$(7)

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit	Net of Tax
For the Three Months Ended March 31, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(160)	$39	$(121)
Net change	$(160)	$39	$(121)
Cash Flow Hedges
Net unrealized losses arising during the period	$(1)	$—	$(1)
Amounts reclassified from AOCI	1	2	3
Net change	$—	$2	$2

For the Three Months Ended March 31, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(71)	$18	$(53)
Net change	$(71)	$18	$(53)
Cash Flow Hedges
Amounts reclassified from AOCI	$1	$—	$1
Net change	$1	$—	$1

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Income before income taxes	$1,618	$2,079
Income tax expense	$376	$486
Effective income tax rate	23.3%	23.4%

Income tax expense decreased $110 million for the three months ended March 31, 2022, as compared to the same period in 2021 due to a decrease in pretax income. The effective tax rate was relatively flat for the three months ended March 31, 2022 as compared to the same period in 2021.
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
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Numerator
Net income	$1,242	$1,593
Preferred stock dividends	(31)	(39)
Net income available to common stockholders	1,211	1,554
Income allocated to participating securities	(6)	(8)
Net income allocated to common stockholders	$1,205	$1,546
Denominator
Weighted-average shares of common stock outstanding	285	307
Weighted-average shares of common stock outstanding and common stock equivalents	285	307

Basic earnings per common share	$4.23	$5.04
Diluted earnings per common share	$4.22	$5.04

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three months ended March 31, 2022 and 2021.

11.     Capital Adequacy
DFS is subject to the capital adequacy guidelines of the Federal Reserve. Discover Bank, the Company's banking subsidiary, is subject to various regulatory capital requirements as administered by the Federal Deposit Insurance Corporation ("FDIC"). Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit the Company's business activities and have a direct material effect on the financial condition and operating results of DFS and Discover Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, DFS and Discover Bank must meet specific risk-based capital requirements and leverage ratios that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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
On March 27, 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the CECL accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, the Company has elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, which ended December 31, 2021, the estimated impact of CECL on regulatory capital will be phased in over three years beginning in 2022. Accordingly, the Company's Common Equity Tier 1 ("CET1") capital ratios in 2020, 2021 and 2022 are higher than they otherwise would have been. The Company's CET1 capital ratios will continue to be favorably impacted by this election over the phase-in period.
As of March 31, 2022 and December 31, 2021, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized", DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
March 31, 2022
Total capital (to risk-weighted assets)
Discover Financial Services	$16,724	17.6%	$7,585	≥8.0%	$9,481	≥10.0%
Discover Bank	$15,647	16.7%	$7,475	≥8.0%	$9,344	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,002	15.8%	$5,689	≥6.0%	$5,689	≥6.0%
Discover Bank	$13,741	14.7%	$5,607	≥6.0%	$7,475	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,002	13.7%	$4,367	≥4.0%	N/A	N/A
Discover Bank	$13,741	12.8%	$4,309	≥4.0%	$5,386	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$13,946	14.7%	$4,266	≥4.5%	N/A	N/A
Discover Bank	$13,741	14.7%	$4,205	≥4.5%	$6,074	≥6.5%

December 31, 2021
Total capital (to risk-weighted assets)
Discover Financial Services	$17,150	17.6%	$7,775	≥8.0%	$9,719	≥10.0%
Discover Bank	$15,957	16.9%	$7,573	≥8.0%	$9,466	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,395	15.8%	$5,831	≥6.0%	$5,831	≥6.0%
Discover Bank	$13,932	14.7%	$5,680	≥6.0%	$7,573	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,395	13.9%	$4,432	≥4.0%	N/A	N/A
Discover Bank	$13,932	12.8%	$4,365	≥4.0%	$5,456	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,339	14.8%	$4,373	≥4.5%	N/A	N/A
Discover Bank	$13,932	14.7%	$4,260	≥4.5%	$6,153	≥6.5%

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
Commitments
Unused Credit Arrangements
At March 31, 2022, the Company had unused credit arrangements for loans of approximately $222.3 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.

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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $90 million as of March 31, 2022.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of March 31, 2022, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2022 and 2021.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Aggregate sales transaction volume(1)	$57,153	$47,487

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2022 and December 31, 2021. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of March 31, 2022 and December 31, 2021, the Company had escrow deposits and settlement withholdings of $10 million and $15 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement-related expenses were immaterial for the three months ended March 31, 2022 and 2021.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $190 million as of March 31, 2022. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam's Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On August 28, 2020, the Court granted the plaintiffs' Motion to Certify a Class. The defendants appealed the ruling, which was denied on January 20, 2021. The Company filed a Motion to Compel Arbitration, on which briefing closed in March 2021. On September 27, 2021, the court ruled the motion was premature and stated it would not issue a ruling until after the issuance of class notices. Expert discovery closed on February 28, 2022. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter. However, the Company will seek to defend itself vigorously against all claims asserted by the plaintiffs.
14.    Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement, provides a three-level hierarchy for classifying the inputs to valuation techniques used to measure fair value of financial instruments based on whether the inputs are observable or unobservable. It also requires certain disclosures about those measurements. The three-level valuation hierarchy is as follows:
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2022
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$5,604	$8	$—	$5,612
Residential mortgage-backed securities - Agency	—	160	—	160
Available-for-sale investment securities	$5,604	$168	$—	$5,772

Fair value - Net income
Marketable equity securities	$272	$—	$—	$272

Balance at December 31, 2021
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$6,505	$9	$—	$6,514
Residential mortgage-backed securities - Agency	—	186	—	186
Available-for-sale investment securities	$6,505	$195	$—	$6,700

Fair value - Net income
Marketable equity securities	$461	$—	$—	$461

.
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
At March 31, 2022, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $160 million, a weighted-average coupon of 3.24% and a weighted-average remaining maturity of two years.
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
As of October 16, 2020, the Company revised its valuation methodology to reflect changes made by central clearinghouses that changed the discounting methodology and interest calculation of cash variation margin from Federal Funds OIS to the SOFR OIS for U.S. Dollar cleared interest rate swaps. The Company's valuation methodology will result in valuations for cleared interest rate swaps that better reflect cleared swap prices obtainable in the markets in which the Company transacts. Pursuant to ASC Topic 848, the Company has elected and applied certain optional expedients and exceptions that provide contract modification and hedge accounting relief to eligible interest rate swaps affected by the change in the discounting methodology. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets during the three months ended March 31, 2022 and 2021.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$198	$—	$198	$205
Held-to-maturity investment securities	$—	$198	$—	$198	$205

Net loan receivables	$—	$—	$93,725	$93,725	$86,824

Carrying value approximates fair value(1)
Cash and cash equivalents	$9,625	$—	$—	$9,625	$9,625
Restricted cash	$18	$—	$—	$18	$18
Accrued interest receivables(2)	$—	$956	$—	$956	$956

Liabilities
Amortized cost
Time deposits(3)	$—	$18,843	$—	$18,843	$18,663

Long-term borrowings - owed to securitization investors	$—	$7,511	$98	$7,609	$7,715
Other long-term borrowings	—	9,521	—	9,521	9,417
Long-term borrowings	$—	$17,032	$98	$17,130	$17,132

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$108	$—	$108	$108

Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$206	$—	$206	$204
Held-to-maturity investment securities	$—	$206	$—	$206	$204

Net loan receivables	$—	$—	$94,176	$94,176	$86,862

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,750	$—	$—	$8,750	$8,750
Restricted cash	$2,582	$—	$—	$2,582	$2,582
Accrued interest receivables(2)	$—	$948	$—	$948	$948

Liabilities
Amortized cost
Time deposits(3)	$—	$21,490	$—	$21,490	$21,125
Short-term borrowings	$—	$1,750	$—	$1,750	$1,750

Long-term borrowings - owed to securitization investors	$—	$8,953	$104	$9,057	$9,039
Other long-term borrowings	—	10,013	—	10,013	9,438
Long-term borrowings	$—	$18,966	$104	$19,070	$18,477

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$184	$—	$184	$184

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
Derivatives may give rise to counterparty credit risk, which generally is mitigated through collateral arrangements as described under the sub-heading "— Collateral Requirements and Credit-Risk Related Contingency Features." The Company enters into derivative transactions with established dealers that meet minimum credit criteria established by the Company. All counterparties must be pre-approved before engaging in any transaction with the Company. The Company regularly monitors counterparties to ensure compliance with the Company's risk policies and limits. In determining the counterparty credit risk valuation adjustment for the fair values of derivatives, if any, the Company considers collateral and legally enforceable master netting agreements that mitigate credit exposure to related counterparties.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). At March 31, 2022 and December 31, 2021, the Company's outstanding cash flow hedges related only to interest receipts from credit card receivables and had an initial maximum period of two years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at March 31, 2022, will be reclassified to interest income as interest receipts are accrued on the Company's then outstanding credit card receivables. During the next 12 months, the Company estimates it will reclassify $5 million of pretax earnings primarily related to one terminated derivative formerly designated as a cash flow hedge.
Fair Value Hedges
The Company is exposed to changes in the fair value of its fixed-rate debt obligations due to changes in interest rates. At March 31, 2022 and December 31, 2021, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, attributable to changes in the Federal Funds OIS rate, which is a benchmark interest rate defined by ASC 815. At December 31, 2021, the Company also used an interest rate swap to manage its exposure to changes in fair value of certain securitized debt attributable to changes in the 1-month LIBOR rate, which is a benchmark interest rate defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in the fair values of both (i) the derivatives and (ii) the hedged long-term borrowings attributable to the interest-rate risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference recognized in interest expense.
Derivatives Not Designated as Hedges
Foreign Exchange Forward Contracts
The Company has foreign exchange forward contracts that are economic hedges and are not designated as accounting hedges. The Company enters into foreign exchange forward contracts to manage foreign currency risk. Changes in the fair value of these contracts are recorded in other income on the condensed consolidated statements of income.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	March 31, 2022				December 31, 2021
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets(1)	Derivative Liabilities(1)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(1)
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$250	1	$—	$—	$250	$—	$—
Interest rate swaps—fair value hedge	$3,425	4	—	—	$6,125	—	—
Derivatives not designated as hedges
Foreign exchange forward contracts(2)	$30	7	—	—	$36	—	—
Total gross derivative assets/liabilities(3)			—	—		—	—
Less: collateral held/posted(4)			—	—		—	—
Total net derivative assets/liabilities			$—	$—		$—	$—

(1)The gross and net derivative assets and liabilities were immaterial as of March 31, 2022 and December 31, 2021.
(2)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 6 million as of March 31, 2022, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 14 million as of December 31, 2021.
(3)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At March 31, 2022 and December 31, 2021, the Company had one outstanding contract with a total notional amount of $36 million and $50 million, respectively, and immaterial fair values.
(4)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	March 31, 2022		December 31, 2021
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$3,427	$31	$6,158	$83

(1)The balance includes $43 million and $48 million of cumulative hedging adjustments related to discontinued hedging relationships as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
Interest Expense
Long-Term Borrowings
For the Three Months Ended March 31, 2022
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(117)

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(1)

Gains on fair value hedging relationships
Gains on hedged items	$47
Losses on interest rate swaps	(32)
Total gains on fair value hedging relationships	$15

For the Three Months Ended March 31, 2021
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(123)

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(1)

Gains on fair value hedging relationships
Gains on hedged items	$78
Losses on interest rate swaps	(30)
Total gains on fair value hedging relationships	$48

For the impact of the derivative instruments on OCI, see Note 8: Accumulated Other Comprehensive Income.
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

16.    Segment Disclosures
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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended March 31, 2022
Interest income
Credit card loans	$2,268	$—	$2,268
Private student loans	190	—	190
Personal loans	206	—	206
Other loans	32	—	32
Other interest income	40	—	40
Total interest income	2,736	—	2,736
Interest expense	257	—	257
Net interest income	2,479	—	2,479
Provision for credit losses	154	—	154
Other income (loss)	486	(63)	423
Other expense	1,092	38	1,130
Income (loss) before income tax expense	$1,719	$(101)	$1,618

For the Three Months Ended March 31, 2021
Interest income
Credit card loans	$2,154	$—	$2,154
Private student loans	185	—	185
Personal loans	224	—	224
Other loans	28	—	28
Other interest income	55	—	55
Total interest income	2,646	—	2,646
Interest expense	316	—	316
Net interest income	2,330	—	2,330
Provision for credit losses	(365)	—	(365)
Other income	379	86	465
Other expense	1,047	34	1,081
Income before income tax expense	$2,027	$52	$2,079

17.    Revenue from Contracts with Customers
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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended March 31, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$298	$22	$320
Protection products revenue	44	—	44
Transaction processing revenue	—	57	57
Other income	3	21	24
Total other income subject to ASC 606(2)	345	100	445
Other income not subject to ASC 606
Loan fee income	140	—	140
Unrealized gains (losses) on equity investments	—	(188)	(188)
Realized gains on equity investments	1	25	26
Total other income (loss) not subject to ASC 606	141	(163)	(22)
Total other income (loss) by operating segment	$486	$(63)	$423

For the Three Months Ended March 31, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$226	$15	$241
Protection products revenue	43	—	43
Transaction processing revenue	—	51	51
Other income	3	20	23
Total other income subject to ASC 606(2)	272	86	358
Other income not subject to ASC 606
Loan fee income	107	—	107
Total other income not subject to ASC 606	107	—	107
Total other income by operating segment	$379	$86	$465

(1)Net of rewards, including Cashback Bonus rewards, of $635 million and $525 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Excludes deposit product fees that are reported within net interest income, which were immaterial for the three months ended March 31, 2022 and 2021.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2021.
18.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2022, and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Additional factors that could cause our results to differ materially from those described below can be found in this section of this quarterly report and in "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2021, which is filed with the Securities and Exchange Commission ("SEC") and available at the SEC's internet site (https://www.sec.gov).
Introduction and Overview
Discover Financial Services ("DFS") is a digital banking and payment services company. We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home loans and deposit products. We also operate the Discover Network, the PULSE network ("PULSE") and Diners Club International ("Diners Club"), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally and merchant acceptance throughout the United States of America ("U.S.") for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.

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
COVID-19 Pandemic
The COVID-19 pandemic had a widespread and unprecedented impact on a global scale, and its ongoing effects remain uncertain. It may be difficult to assess or predict the extent of the impacts of the pandemic on us as many factors are beyond our control and knowledge. Discussion on the current impacts of the COVID-19 pandemic to our business, results of operations and financial condition is provided throughout this quarterly report.
We have launched the transition for employees to return to our physical locations, including our headquarters, with appropriate health and safety measures in place. During the pandemic, we began offering flexible work-from-home arrangements to employees, and will continue to offer these arrangements even after all of our physical locations are fully reopened. These work-from-home arrangements provide our employees the option to work remotely on a more frequent basis than before the pandemic. We will continue to monitor and adapt to health and safety developments as appropriate.
For a discussion on how the risks related to the COVID-19 pandemic may affect our businesses, results of operations and financial condition, see "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2021.
Quarter Highlights
The highlights below compare results as of and for the three months ended March 31, 2022, against results for the same period in the prior year.
•Net income was $1.2 billion, or $4.22 per diluted share, compared to net income of $1.6 billion, or $5.04 earnings per diluted share, in the prior year.
•Total loans grew $7.1 billion, or 8%, to $93.5 billion.
•Credit card loans grew $6.5 billion, or 10%, to $73.8 billion.
•The net charge-off rate for credit card loans decreased 96 basis points to 1.84% and the delinquency rate for credit card loans over 30 days past due decreased 8 basis points to 1.77%.
•Direct-to-consumer deposits declined $400 million, or 1%, to $63.7 billion.
•Payment Services transaction volume for the segment was $77.7 billion, up 2%.
Outlook
The outlook below provides our current expectations for our financial results based on market conditions, the regulatory and legal environment and our business strategies.
•We expect elevated loan growth based on the current expectations of sales trends and recent account growth.
•Based on the current interest rate environment, net interest margin is expected to increase modestly in comparison to 2021, with some variability from quarter to quarter.
•We expect the total net charge-offs rate to increase as credit continues to normalize from historically low levels in 2021.
•We remain committed to disciplined expense management and will continue to make investments for profitable long term growth.

Regulatory Environment and Developments
COVID-19 Economic Recovery
As the U.S. and global economies continue to normalize from the COVID-19 pandemic, the Administration and banking agencies continue to evaluate whether additional actions are warranted to assist consumers, financial institutions and the overall economy. The impact of any further legislative and regulatory initiatives on our business, the economy and the U.S. consumer will depend upon a wide variety of factors, some of which are yet to be identified.
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
On June 24, 2021, the Federal Reserve publicly announced the results of its supervisory stress tests for the firms required to participate in the 2021 comprehensive capital analysis and review ("CCAR") process. In accordance with the capital plan rule amendments that were finalized in January 2021, DFS elected not to participate in the 2021 supervisory stress tests. Nevertheless, DFS was required to submit a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. The Federal Reserve thereafter used our 2021 capital plan submission to assess its capital planning process and positions and, as of August 5, 2021, announced DFS' adjusted SCB requirement of 3.6% to reflect DFS' planned common stock dividends. This adjusted SCB is effective through October 1, 2022. Discover was a full participant in the 2022 CCAR process and submitted the 2022 Capital Plan to the Federal Reserve before the April 5, 2022 due date.
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

On December 7, 2021, the Consumer Financial Protection Bureau ("CFPB") finalized a rule to facilitate transition from LIBOR, which is effective April 1, 2022. Specifically, this final rule provides guidance on LIBOR replacements and the LIBOR transition for purposes of Regulation Z. We have been communicating with the CFPB regarding our plans for the LIBOR transition.
A cross-functional team is overseeing and managing our transition away from the use of LIBOR. This team assesses evolving industry and marketplace norms and conventions for LIBOR-indexed instruments, evaluates the impacts stemming from the future cessation of LIBOR publication and oversees and takes actions to transition our LIBOR exposures to alternative benchmark rates, usually SOFR. Our existing LIBOR exposures are limited primarily to two instruments—variable-rate student loans and capital markets securities.
As of March 31, 2022, LIBOR-indexed variable-rate loans comprised approximately 44% of our private student loan portfolio and approximately 5% of our aggregate loan portfolio. These outstanding student loans indexed to LIBOR will convert to a SOFR index in 2023 when 3-month USD LIBOR will no longer be published. U.S. banking regulators have directed banks to cease entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021. Therefore, as of November 2021, we no longer originate new variable-rate student loans indexed to LIBOR. Instead, new originations of such loans are indexed solely to 3-month term SOFR published by the Chicago Mercantile Exchange.
We ceased entering into new LIBOR-indexed interest rate derivatives in 2018 and have since actively reduced LIBOR exposures in our derivatives portfolio. During the third quarter of 2021, we terminated our last LIBOR-indexed interest rate swap maturing after June 2023; our one remaining LIBOR-indexed interest rate swap matured in January 2022.
Most of our capital markets securities indexed to USD LIBOR are floating-rate asset-backed securities. Beginning in 2018, we included fallback provisions in all newly issued securities that will facilitate an orderly transition from LIBOR to an appropriate reference rate, which may be based on SOFR, once 1- and 3-month LIBOR cease to be published after June 2023. Approximately $1.5 billion of our capital markets securities that mature after June 2023 with no fallback provisions would be covered under New York LIBOR legislation enacted in April 2021 or federal legislation enacted in March 2022, which preempts the New York LIBOR legislation. This legislation would allow us to replace the LIBOR index with SOFR under a safe harbor provision. Approximately $500 million of our capital markets securities have a rate reset in August 2023 that contains a fallback provision that may not be covered under the New York LIBOR legislation or the federal legislation; however, we may decide to exercise our right to call and redeem those securities on their reset date.
We have prepared for the cessation of USD LIBOR by taking steps to avoid new exposures and actively reduce our remaining exposures. We completed scheduled transition work before year-end 2021, including providing our stakeholders with information about the cessation of USD LIBOR and how it will affect their contracts with us. The transition process will continue through the end of 2023.
Consumer Financial Services
The CFPB regulates consumer financial products and services and examines certain providers of consumer financial products and services, including Discover. The CFPB's authority includes rulemaking, supervisory and enforcement powers with respect to federal consumer protection laws; preventing "unfair, deceptive or abusive acts or practices" ("UDAAP") and ensuring that consumers have access to fair, transparent and competitive financial products and services. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g., credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions, including its biennial review of the consumer credit card market.
Under Director Rohit Chopra’s leadership, the CFPB’s priorities have focused on and are expected to continue focusing on, among other things, increased enforcement of existing consumer protection laws, with a particular focus on fees charged to consumers, UDAAP, and fair lending, student lending and servicing, debt collection and credit reporting. Additionally, detection of repeat offenders, such as companies that violate a formal court or agency order, has become a top priority for the CFPB. In remarks by Director Chopra in March 2022, he identified, as repeat offenders, several companies that have had multiple enforcement actions, including us. The CFPB has recently taken action against financial institutions for violating prior enforcement actions. Enhanced regulatory requirements, potential supervisory findings, or enforcement actions and ratings could negatively impact our ability to implement certain consumer-focused enhancements to product features and functionality and business strategies, limit or change our business practices, limit our consumer product offerings, cause us to invest more management time and resources in compliance efforts or limit our ability to obtain related required regulatory approvals. The additional expense, time and resources needed to comply with ongoing or new regulatory requirements may adversely impact the cost of and access to credit for consumers and results of business operations.
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
Environmental, Social and Governance Matters
Environmental, social and governance ("ESG") issues, including climate change, human capital and governance practices, are a significant area of focus by lawmakers, regulatory agencies, shareholders and other stakeholders. Proposed legislation and rulemakings have been issued or are being considered, including proposals to require disclosure of climate, cybersecurity and other ESG metrics and risk. The potential impact to us of these legislative and regulatory developments is uncertain at this time.
In particular, in March 2022, the Securities and Exchange Commission proposed climate-related disclosure requirements. Through an enterprise-wide working group, we are assessing the potential impact of the proposed rules, if adopted.

Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 16: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Digital Banking
Interest income
Credit card loans	$2,268	$2,154
Private student loans	190	185
Personal loans	206	224
Other loans	32	28
Other interest income	40	55
Total interest income	2,736	2,646
Interest expense	257	316
Net interest income	2,479	2,330
Provision for credit losses	154	(365)
Other income	486	379
Other expense	1,092	1,047
Income before income taxes	1,719	2,027
Payment Services
Other income	(63)	86
Other expense	38	34
Income before income taxes	(101)	52
Total income before income taxes	$1,618	$2,079

The following table presents information on transaction volume (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Network Transaction Volume
PULSE Network	$59,836	$60,399
Network Partners	10,683	9,629
Diners Club(1)	7,176	5,897
Total Payment Services	77,695	75,925
Discover Network — Proprietary(2)	48,129	39,202
Total Network Transaction Volume	$125,824	$115,127
Transactions Processed on Networks
Discover Network	831	678
PULSE Network	1,399	1,310
Total Transactions Processed on Networks	2,230	1,988
Credit Card Volume
Discover Card Volume(3)	$49,379	$40,334
Discover Card Sales Volume(4)	$46,329	$37,744

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

Digital Banking
Our Digital Banking segment reported pretax income of $1.7 billion for the three months ended March 31, 2022, as compared to a pretax income of $2.0 billion for the three months ended March 31, 2021.
Net interest income increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily driven by a higher average level of loan receivables and lower funding costs, partially offset by lower yields on loans. Interest income increased during the three months ended March 31, 2022, as compared to the same period in 2021. This increase was due to a higher average level of card loan receivables as well as favorable interest charge-offs, partially offset by a lower card revolve rate. Interest expense decreased during the three months ended March 31, 2022, as compared to the same period in 2021 due to a lower funding base and higher coupon maturities.
For the three months ended March 31, 2022, the overall portfolio provision for credit losses increased as compared to the same period in 2021. The increase was primarily due to lower reserve releases in the current period compared to the prior period, partially offset by favorable net charge-offs. The reserve release during the three months ended March 31, 2022, was primarily driven by the continued strength of the loan portfolio's credit performance. The reserve release during the three months ended March 31, 2021, was primarily driven by a reduction in loan receivables outstanding, continued stable credit performance and improvements in the macroeconomic forecast. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income increased for the three months ended March 31, 2022, as compared to the same period in 2021, which was due to increases in net discount and interchange revenue and loan fee income. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume. Loan fee income increased primarily due to higher late fees.
Total other expense increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to increases in marketing and business development and information processing and communications. Marketing and business development increased primarily due to investments in card acquisition. The increase in information processing and communications was driven by investments in infrastructure and analytics.
Discover card sales volume was $46.3 billion for the three months ended March 31, 2022, which was an increase of 22.7% as compared to the same period in 2021. This volume growth was primarily driven by higher consumer spending across all spending categories, reflecting the easing of COVID-19 restrictions, continued economic expansion and residual effects of government stimulus programs.
Payment Services
Our Payment Services segment reported a pretax loss of $101 million for the three months ended March 31, 2022, as compared to pretax income of $52 million for the same period in 2021. The decrease in segment pretax income for the three months ended March 31, 2022, was primarily driven by unrealized losses on equity investments. Unrealized losses on equity investments are the result of investments in payment services entities that are carried at fair value because the shares are actively traded. These unrealized losses were partially offset by realized gains on equity investments related to sales during the period.
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

Allowance for Credit Losses
The allowance for credit losses was approximately $6.6 billion at March 31, 2022, which reflects a $175 million release from the amount of the allowance for credit losses at December 31, 2021. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost and certain off-balance sheet loan commitments. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
In estimating the expected credit losses, we use a combination of statistical models and qualitative analysis. There is a significant amount of judgment applied in selecting inputs and analyzing the results produced to estimate the allowance for credit losses. For more information on these judgments and our accounting policies and methodologies used to determine the allowance for credit losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Loan Quality," Note 4: Loan Receivables and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2021.
One of the key assumptions requiring significant judgment in estimating the current expected credit losses ("CECL") on a quarterly basis is the determination of the macroeconomic forecasts used in the loss forecast models. For the reasonable and supportable loss forecast period, we consider forecasts of multiple economic scenarios that generally include a base scenario with one or more optimistic (upside) or pessimistic (downside) scenarios. These scenarios incorporate a variety of macroeconomic variables, including annualized gross domestic product growth and unemployment rate. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal and third-party economists and industry trends. Assumptions about the macroeconomic environment are inherently uncertain and, as a result, actual changes in the allowance for credit losses may be different from the simulated scenario presented below.
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we compared the modeled credit losses determined using our base and one or more adverse macroeconomic scenarios. Our allowance for credit losses would increase by approximately $131 million at March 31, 2022 if we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect the economic deterioration from COVID-19 and resulting economic stress, as well as increasing inflationary pressures, including the influence of geopolitical events.
The sensitivity disclosed above is hypothetical. It is difficult to estimate how potential changes in any one factor or input, such as the weighting of macroeconomic forecasts, might affect the overall allowance for credit losses because we consider a variety of factors and inputs in estimating the allowance for credit losses. The macroeconomic scenarios used are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. The inputs in the macroeconomic scenarios may not change at the same rate and may not be consistent across all geographies or product types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others. As a result, the sensitivity analysis above does not necessarily reflect the nature and extent of future changes in the allowance for credit losses. It is intended to provide insights into the impact of different judgments about the economy on our modeled loss estimates for the loan portfolio and does not imply any expectation of future losses. Furthermore, the hypothetical increase in our allowance for credit losses for loans does not incorporate the impact of management judgment for qualitative factors applied in the current allowance for credit losses, which may have a positive or negative effect on our actual financial condition and results of operations.
The overall economic environment directly impacts the macroeconomic variables that are used in the loss forecast models. If management used different assumptions about the economic environment in estimating expected credit losses, the impact to the allowance for credit losses could have a material effect on our consolidated financial condition and results of operations. In addition, if we experience a rapidly changing economic environment, as experienced recently during the COVID-19 pandemic, the uncertainty around the credit loss forecasts may increase, both due to the uncertainty of the economic forecasts and the challenges our models may have in incorporating them.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended March 31,		2022 vs. 2021 Increase (Decrease)
	2022	2021	$	%
Interest income	$2,736	$2,646	$90	3%
Interest expense	257	316	(59)	(19)%
Net interest income	2,479	2,330	149	6%
Provision for credit losses	154	(365)	519	142%
Net interest income after provision for credit losses	2,325	2,695	(370)	(14)%
Other income	423	465	(42)	(9)%
Other expense	1,130	1,081	49	5%
Income before income tax expense	1,618	2,079	(461)	(22)%
Income tax expense	376	486	(110)	(23)%
Net income	$1,242	$1,593	$(351)	(22)%
Net income allocated to common stockholders	$1,205	$1,546	$(341)	(22)%

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
•The level and composition of other interest-earning assets, including our liquidity portfolio, and interest-bearing liabilities;
•Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the federal funds rate, the interest rate on reserve balances and LIBOR; and
•The effectiveness of interest rate swaps in our interest rate risk management program.
    Net interest income increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily driven by a higher average level of loan receivables and lower funding costs, partially offset by lower yields on loans. Interest income increased during the three months ended March 31, 2022, as compared to the same period in 2021. This increase was due to a higher average level of card loan receivables as well as favorable interest charge-offs, partially offset by a lower card revolve rate. Interest expense decreased during the three months ended March 31, 2022, as compared to the same period in 2021 due to a lower funding base and higher coupon maturities.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$8,519	0.20%	$4	$17,480	0.10%	$5
Restricted cash	774	0.02%	NM	136	0.03%	NM
Other short-term investments	—	—%	—	711	0.12%	NM
Investment securities	6,509	2.23%	36	9,736	2.08%	50
Loan receivables(1)
Credit card loans(2)(3)	73,042	12.59%	2,268	68,723	12.71%	2,154
Private student loans	10,381	7.41%	190	10,211	7.37%	185
Personal loans	6,909	12.09%	206	7,075	12.83%	224
Other loans	2,359	5.60%	32	1,896	5.94%	28
Total loan receivables	92,691	11.80%	2,696	87,905	11.96%	2,591
Total interest-earning assets	108,493	10.23%	2,736	115,968	9.25%	2,646
Allowance for credit losses	(6,818)			(8,214)
Other assets	6,248			6,165
Total assets(4)	$107,923			$113,919
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$19,924	1.53%	75	$27,039	2.04%	136
Money market deposits	8,207	0.59%	12	8,146	0.54%	11
Other interest-bearing savings deposits	42,487	0.50%	52	40,138	0.46%	46
Total interest-bearing deposits	70,618	0.80%	139	75,323	1.04%	193
Borrowings
Short-term borrowings	667	0.49%	1	1	0.15%	NM
Securitized borrowings(5)(6)(7)	7,739	1.29%	24	10,826	1.07%	28
Other long-term borrowings(8)(9)	9,432	3.99%	93	10,360	3.72%	95
Total borrowings	17,838	2.68%	118	21,187	2.36%	123
Total interest-bearing liabilities	88,456	1.18%	257	96,510	1.33%	316
Other liabilities and stockholders’ equity(8)	19,467			17,409
Total liabilities and stockholders’ equity	$107,923			$113,919
Net interest income			$2,479			$2,330
Net interest margin(9)		10.85%			10.75%
Net yield on interest-earning assets(10)		9.27%			8.15%
Interest rate spread(11)		9.05%			7.92%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $76 million and $73 million of amortization of balance transfer fees for the three months ended March 31, 2022 and 2021, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the three months ended March 31, 2022 and 2021.
(4)The return on average assets, based on net income, was 1.15% and 1.40% for the three months ended March 31, 2022 and 2021, respectively.
(5)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three months ended March 31, 2022 and 2021.
(6)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three months ended March 31, 2022 and 2021.
(7)Includes the impact of terminated derivatives formerly designated as fair value hedges for the three months ended March 31, 2022.
(8)The return on average stockholders' equity, based on net income, was 9.00% and 13.90% for the three months ended March 31, 2022 and 2021.
(9)Net interest margin represents net interest income as a percentage of average total loan receivables.
(10)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(11)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Impact of the COVID-19 Pandemic on the Loan Portfolio
The COVID-19 pandemic and its impact on the economy have significantly affected our sales volume and credit card loan growth. We tightened credit standards for new accounts and for growing existing accounts across all products and reduced our marketing and customer acquisition expenditures at the onset of the pandemic. Recognizing the strong economic recovery from the COVID-19 pandemic-induced recession, we returned most of our underwriting criteria to pre-pandemic standards and resumed our investment in marketing and business development during the second quarter of 2021. This change in our credit underwriting, in addition to changes in consumer spending behavior, increased marketing and the re-opening of the U.S. economy upon expiration of certain COVID-19 containment measures, contributed to an increase in sales volume for the three months ended March 31, 2022, when compared to the same period in 2021. Our outstanding loan receivables as of March 31, 2022, decreased when compared to December 31, 2021, due to seasonality of our credit card portfolio.
Troubled debt restructuring ("TDR") program balances and the number of accounts reported as TDRs were favorably impacted by accounting and financial reporting exemptions provided by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") for the year ended December 31, 2021. See Note 4: Loan Receivables to our annual report on Form 10-K for the year ended December 31, 2021, for more information about the impact of the CARES Act on loan modifications.
The table below reflects the number and balance of both new loan modifications reported as TDRs and new loan modifications excluded from the TDR designation pursuant to the CARES Act (dollars in millions):

	Accounts that entered a loan modification program and were classified as TDRs during the period		Accounts that entered a loan modification program and were exempt from the TDR designation pursuant to the CARES Act(1)
	Number of Accounts	Balances	Number of Accounts	Balances
For the Three Months Ended March 31, 2022
Credit card loans	54,511	$344	—	$—
Private student loans	1,755	$31	—	$—
Personal loans	1,159	$15	—	$—

For the Three Months Ended March 31, 2021
Credit card loans	20,702	$135	45,541	$320
Private student loans	126	$2	2,047	$39
Personal loans	1,390	$17	677	$11

(1)Accounts that entered into a loan modification on or after January 1, 2022, are not eligible for this exemption.
The number and balance of new credit card, private student and personal loan modifications decreased during the three months ended March 31, 2022, when compared to total modifications, including both TDRs and those exempt from the TDR designation, in the same period in 2021. The decrease is primarily due to the impacts of government stimulus and disaster relief programs, which reduced the need for our customers to enroll in a loan modification program. Additionally, enrollments in personal loan modification programs were favorably impacted by tighter underwriting standards that we implemented in early 2020.

The following table provides the number of accounts that exited a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act and corresponding outstanding balances along with the amount of the outstanding balances that were delinquent (30 or more days past due) upon exiting the temporary loan modification program (dollars in millions):

	For the Three Months Ended March 31, 2022
	Number of Accounts	Outstanding Balances	Balances Delinquent(1)
Credit card loans	37,338	$197	$37
Private student loans	1,862	$35	NM
Personal loans	349	$5	NM

	For the Three Months Ended March 31, 2021
	Number of Accounts	Outstanding Balances	Balances Delinquent(1)
Credit card loans	59,579	$381	$50
Private student loans	1,858	$32	NM
Personal loans	1,388	$21	NM

(1)Includes balances charged off at the end of the month the account exited the temporary loan modification program. The balances charged off were not meaningful for the three months ended March 31, 2022 and 2021.
Our estimate of expected loss reflected in our allowance for credit losses includes the risk associated with all loans, including all modified loans. Refer to Note 3: Loan Receivables to our condensed consolidated financial statements for more details on modification programs, TDRs and the allowance for credit losses.
Loan receivables consist of the following (dollars in millions):

	March 31, 2022	December 31, 2021
Credit card loans	$73,783	$74,369
Other loans
Private student loans	10,314	10,113
Personal loans	6,904	6,936
Other loans	2,470	2,266
Total other loans	19,688	19,315
Total loan receivables	93,471	93,684
Allowance for credit losses	(6,647)	(6,822)
Net loan receivables	$86,824	$86,862

Provision and Allowance for Credit Losses
Provision for credit losses is the expense related to maintaining the allowance for credit losses at an appropriate level to absorb the estimate of credit losses anticipated over the remaining expected life of loan receivables at each period end date. In deriving the estimate of expected credit losses, we consider the collectability of principal, interest and fees associated with our loan receivables. We also consider expected recoveries of amounts that were either previously charged off or are expected to be charged-off. Establishing the estimate for expected credit losses requires significant management judgment. The factors that influence the provision for credit losses include:
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
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates" and Note 3: Loan Receivables to our condensed consolidated financial statements for more details on how we estimate the allowance for credit losses.

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended March 31, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	178	45	(30)	—	193
Deductions
Charge-offs	(541)	(24)	(38)	—	(603)
Recoveries	210	6	19	—	235
Net charge-offs	(331)	(18)	(19)	—	(368)
Balance at March 31, 2022	$5,120	$870	$613	$44	$6,647

	For the Three Months Ended March 31, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	(377)	36	(4)	3	(342)
Deductions
Charge-offs	(663)	(20)	(64)	—	(747)
Recoveries	189	6	15	—	210
Net charge-offs	(474)	(14)	(49)	—	(537)
Balance at March 31, 2021	$5,640	$862	$804	$41	$7,347

(1)Excludes a $39 million and $23 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended March 31, 2022 and 2021, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.
The allowance for credit losses was approximately $6.6 billion at March 31, 2022, which reflects a $175 million release from the amount of the allowance for credit losses at December 31, 2021. The release in the allowance for credit losses between March 31, 2022 and December 31, 2021, was primarily driven by the continued strength of our loan portfolio's credit performance.
In estimating the allowance at March 31, 2022, we used a macroeconomic forecast that projected (i) a peak unemployment rate of 5.2%, decreasing to 4.9% and 3.5% through the end of 2022 and 2023, respectively; and (ii) 3.1% and 2.2% annualized growth in the real gross domestic product for 2022 and 2023, respectively. Labor market conditions, which historically have been an important determinant of credit loss trends, continued to improve as of March 31, 2022. The unemployment rate and continuing jobless claims returned to pre-pandemic levels during the first quarter of 2022, and the number of job openings reached near-record levels, reflecting robust demand for labor as the U.S. economy continues to expand post-pandemic.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior, payment trends and credit performance subsequent to the expiration of government stimulus programs and disaster relief programs, as well as higher consumer price inflation experienced in the first quarter of 2022 and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its benchmark federal funds rate in March 2022 and signaled additional rate hikes in 2022. In recognition of the evolving macroeconomic environment, the estimation of the allowance for credit losses has required significant management judgment.
The forecast period we deemed to be reasonable and supportable was 18 months for all periods presented. The 18-month reasonable and supportable forecast period was deemed appropriate based on the observed stability of the economic outlook and relative consistency among the macroeconomic forecasts. For all periods presented, we determined that a reversion period of 12 months was appropriate for similar reasons. Due to the uncertainties associated with borrower behavior resulting from government stimulus, disaster relief programs and fiscal and monetary policies, we applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented.

The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three months ended March 31, 2022, the provision for credit losses increased by $535 million, or 156%, compared to the same period in 2021. The increase was primarily due to lower reserve releases in the current period compared to the prior period, partially offset by favorable net charge-offs. The reserve release during the three months ended March 31, 2022, was primarily driven by the continued strength of the loan portfolio's credit performance. The reserve release during the three months ended March 31, 2021, was primarily driven by a reduction in loan receivables outstanding, continued stable credit performance and improvements in the macroeconomic forecast.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,
	2022		2021
	$	%	$	%
Credit card loans	$331	1.84%	$474	2.80%
Private student loans	$18	0.69%	$14	0.53%
Personal loans	$19	1.12%	$49	2.80%

The net charge-offs and net charge off rates for credit card and personal loans decreased for the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to higher payment rates period-over-period, which decreased the rate of delinquent loans and average balances charged-off. The higher payment rates period-over-period reflect the improvement in household cash flows aided by government stimulus and disaster relief programs that were extended near the end of the first quarter of 2021. The net charge-off rate for credit cards also benefited from higher average outstanding loan receivables period-over-period. The net charge-offs and net charge-off rate for personal loans continue to benefit from tighter underwriting standards that we implemented in early 2020. The net charge-offs and net charge off rate for private student loans increased for the three months ended March 31, 2022, when compared to the same period in 2021. This increase was primarily driven by the normalization of credit as the impacts of government stimulus and disaster relief programs began to wane.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency and loans restructured in TDR programs (dollars in millions):

	March 31, 2022		December 31, 2021
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,305	1.77%	$1,232	1.66%
Private student loans	$168	1.62%	$157	1.55%
Personal loans	$48	0.69%	$48	0.69%

Total loan receivables	$1,537	1.64%	$1,451	1.55%

Loans 90 or more days delinquent(1)
Credit card loans	$613	0.83%	$562	0.76%
Private student loans	$43	0.42%	$36	0.35%
Personal loans	$13	0.19%	$13	0.20%

Total loan receivables	$678	0.73%	$618	0.66%

Loans not accruing interest	$213	0.23%	$225	0.24%

Troubled debt restructurings:
Credit card loans(2)(3)(4)
Currently enrolled	$1,025	1.39%	$833	1.12%
No longer enrolled	236	0.32	267	0.36
Total credit card loans	$1,261	1.71%	$1,100	1.48%
Private student loans(5)	$268	2.60%	$249	2.46%
Personal loans(6)	$180	2.61%	$187	2.70%

(1)Credit card loans that were 90 or more days delinquent at March 31, 2022 and December 31, 2021, included $69 million and $73 million, respectively, in modified loans exempt from the TDR designation pursuant to the CARES Act. Within private student and personal loans that were 90 or more days delinquent at March 31, 2022 and December 31, 2021, the respective amounts associated with modifications exempt from the TDR designation under the CARES Act were immaterial.
(2)We estimate that interest income recognized on credit card loans restructured in TDR programs was $23 million and $33 million for the three months ended March 31, 2022 and 2021, respectively. We do not separately track interest income on loans in TDR programs. We estimate this amount by applying an average interest rate to the average loans in the various TDR programs.
(3)We estimate that the incremental interest income that would have been recorded in accordance with the original terms of credit card loans restructured in TDR programs was $30 million and $37 million for the three months ended March 31, 2022 and 2021, respectively. We do not separately track the amount of incremental interest income that would have been recorded if the loans in TDR programs had not been restructured and interest had instead been recorded in accordance with the original terms. We estimate this amount by applying the difference between the average interest rate earned on non-modified loans and the average interest rate earned on loans in the TDR programs to the average loans in the TDR programs.
(4)Credit card loans restructured in TDR programs include $59 million and $45 million at March 31, 2022 and December 31, 2021, respectively, which are also included in loans 90 or more days delinquent.
(5)Private student loans restructured in TDR programs include $7 million at March 31, 2022 and December 31, 2021, which are also included in loans 90 or more days delinquent.
(6)Personal loans restructured in TDR programs include $4 million at March 31, 2022 and December 31, 2021, which are also included in loans 90 or more days delinquent.
The 30-day and 90-day delinquency rates in the table above include all loans, including TDRs, modified loans exempt from TDR status and prior modifications that are no longer required to be reported as TDRs. The 30-day and 90-day delinquency rates for our credit card and private student loans at March 31, 2022, increased compared to December 31, 2021. This increase was primarily driven by the normalization of credit as the impacts of government stimulus and disaster relief programs began to wane. The 30-day and 90-day delinquency rates for our personal loans at March 31, 2022, remained relatively flat compared to December 31, 2021. The 30-day and 90-day delinquency rates for personal loans benefited from tighter underwriting standards that we implemented in early 2020 and were partially offset by a decrease in outstanding loan receivables period-over-period.

The balance of credit card and private student loans reported as TDRs increased at March 31, 2022, compared to December 31, 2021, primarily due to enrollments in loan modification programs that are no longer exempt from the TDR designation under the CARES Act. The balance of personal loans reported as TDRs decreased at March 31, 2022, compared to December 31, 2021, due to the impact of tighter underwriting standards that were implemented in early 2020, resulting in a lower balance of personal loans entering into our loan modification programs, partially offset by enrollments in loan modification programs that are no longer exempt from the TDR designation under the CARES Act. To provide additional clarity with respect to credit card loans classified as TDRs, the table above presents loans that are currently enrolled in modification programs separately from loans that have exited those programs but retain that classification.
The following table provides the balance of loan receivables restructured through a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act (dollars in millions):

	March 31, 2022		December 31, 2021
	$	%	$	%
Credit card loans	$1,465	1.99%	$1,620	2.18%
Private student loans	$227	2.20%	$242	2.39%
Personal loans	$35	0.51%	$45	0.65%

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
Modified and Restructured Loans
For information regarding modified and restructured loans, see "— Loan Quality — Delinquencies", "— Loan Quality — Impact of the COVID-19 Pandemic on the Loan Portfolio" and Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2022 vs. 2021 Increase
	2022	2021	$	%
Discount and interchange revenue, net(1)	$320	$241	$79	33%
Protection products revenue	44	43	1	2%
Loan fee income	140	107	33	31%
Transaction processing revenue	57	51	6	12%
Unrealized (losses) gains on equity investments	(188)	—	(188)	NM
Realized gains on equity investments	26	—	26	NM
Other income	24	23	1	4%
Total other income	$423	$465	$(42)	(9)%

(1)Net of rewards, including Cashback Bonus rewards, of $635 million and $525 million for the three months ended March 31, 2022 and 2021, respectively.
Total other income decreased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to unrealized losses on equity investments offset by increases in net discount and interchange revenue, loan fee income and realized gains on equity investments. The unrealized losses on equity investments are the result of investments in payment services entities that are carried at fair value because the shares are actively traded. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume. Loan fee income increased primarily due to higher late fees. The increase in realized gains on equity investments related to sales during the period.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended March 31,		2022 vs. 2021 (Decrease) Increase
	2022	2021	$	%
Employee compensation and benefits	$500	$506	$(6)	(1)%
Marketing and business development	192	154	38	25%
Information processing and communications	125	109	16	15%
Professional fees	177	182	(5)	(3)%
Premises and equipment	24	24	—	—%
Other expense	112	106	6	6%
Total other expense	$1,130	$1,081	$49	5%

Total other expense increased for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to increases in marketing and business development and information processing and communications. Marketing and business development increased primarily due to investments in card acquisition. The increase in information processing and communications was driven by investments in infrastructure and analytics.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Income before income taxes	$1,618	$2,079
Income tax expense	$376	$486
Effective income tax rate	23.3%	23.4%

Income tax expense decreased $110 million for the three months ended March 31, 2022, as compared to the same period in 2021, due to a decrease in pretax income. The effective tax rate was relatively flat for the three months ended March 31, 2022, as compared to the same period in 2021.
Liquidity and Capital Resources
Impact of the COVID-19 Pandemic on Liquidity and Capital
The U.S. recorded strong real GDP growth during 2021 as it recovered from a brief but severe recession in 2020 caused by responses to the COVID-19 pandemic. Labor market conditions have also improved considerably as the unemployment rate has returned to low, pre-pandemic levels. Favorable labor market conditions have generated strong wage growth and sustained consumer spending. However, strong economic recovery and geopolitical events have contributed to higher inflation, prompting the Federal Reserve to alter its monetary policy, which may slow economic growth in the coming quarters. In the meantime, we maintain ample capital and liquidity to meet our customers' loan demands and respond to contingency requirements should the need arise.
We exercised prudent stewardship of our liquidity and deposit balances, which grew rapidly at the onset of the pandemic. Since we retained most of these new deposits, we curtailed our wholesale funding activity while our loan receivable growth remained modest. Credit spreads, which had tightened to near record-low levels during 2021, have widened during 2022 in response to higher financial market volatility. Nevertheless, we maintain good access to the capital markets and issued $1.3 billion of credit card asset-backed securities during the first quarter of 2022 before credit spreads widened materially.
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
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking/debit accounts. Brokered deposits include certificates of deposit and sweep accounts. In December 2020, the Federal Deposit Insurance Corporation ("FDIC") issued the final rule on revisions to its brokered deposits regulation. In accordance with this final rule, our regulatory reporting reflects the changes required to deposit categorizations. Specifically, certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships will no longer be categorized as brokered for regulatory reporting purposes. At March 31, 2022, we had $63.7 billion of direct-to-consumer deposits and $8.8 billion of brokered deposits, of which there are $66.0 billion of deposit balances due in less than one year and $6.5 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At March 31, 2022, we had $7.6 billion of outstanding public asset-backed securities and $3.1 billion of outstanding subordinated asset-backed securities that had been issued to our wholly owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended March 31, 2022, the DiscoverSeries three-month rolling average excess spread was 14.72%. The period of ultimate repayment would be determined by the amount and timing of collections received.
Through our wholly owned indirect subsidiary, Discover Funding LLC, we are required to maintain an interest in a contractual minimum level of receivables in DCMT in excess of the face value of outstanding investors' interests. This minimum interest is referred to as the minimum seller's interest. The required minimum seller's interest in the pool of trust receivables is approximately 7% in excess of the total investors' interests, which includes interests held by third parties as well as those interests held by us. If the level of receivables in DCMT were to fall below the required minimum, we would be required to add receivables from the unrestricted pool of receivables, which would increase the amount of credit card receivables restricted for securitization investors. A decline in the amount of the excess seller's interest could occur if balance repayments and charge-offs exceeded new lending on the securitized accounts or as a result of changes in total outstanding investors' interests. Seller's interest exhibits seasonality as higher receivable balance repayments tend to occur in the first calendar year quarter. If we could not add enough receivables to satisfy the minimum seller's interest requirement, an early amortization (or repayment) of investors' interests would be triggered.
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization-related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of March 31, 2022, there were $24.0 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three months ended March 31, 2022. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly owned subsidiaries (dollars in millions):

At March 31, 2022	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$7,617	$2,997	$4,620

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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At March 31, 2022, we had total committed borrowing capacity of $1.5 billion based on the amount and type of assets pledged, none of which was drawn. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Private Student Loans
At March 31, 2022, $99 million of principal was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying private student loans will reduce the balance of these secured borrowings over time.

Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At March 31, 2022	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,422
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2022-2031	$168
Discover Bank fixed-rate senior bank notes, maturing 2023-2030	$5,350
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At March 31, 2022, $434 million of interest on our fixed-rate debt is due in less than one year and $1.1 billion of interest is due in one year and thereafter. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for more information on the maturities of our long-term borrowings. Certain DFS senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and corresponding ratings downgrade below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At March 31, 2022, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, we have access to short-term advance structures through the FHLB of Chicago and privately placed asset-backed securitizations. At March 31, 2022, there were no advances outstanding from the FHLB or private asset-backed securitizations.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. At March 31, 2022, we had a total committed capacity of $3.8 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of March 31, 2022, Discover Bank had $34.4 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of March 31, 2022, we have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At March 31, 2022, our unused credit arrangements were approximately $222.3 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications, global merchant acceptance and cashback rewards, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of March 31, 2022, we have debt obligations, common stock and preferred stock outstanding. Refer to “— Funding Sources” and “— Capital” for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
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
Guarantees
Guarantees are contracts or indemnification agreements that may require us to make payments to a guaranteed party based on changes in an underlying asset, liability, or equity security of a guaranteed party, rate or index. Also included in guarantees are contracts that may require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an agreement. Our guarantees relate to transactions processed on the Discover Network and certain transactions processed by PULSE and Diners Club. In the ordinary course of business, we guarantee payment on behalf of subsidiaries relating to contractual obligations with external parties. The activities of the subsidiaries covered by any such guarantees are included in our consolidated financial statements. See Note 12: Commitments, Contingencies and Guarantees to our consolidated financial statements for further discussion regarding our guarantees.
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
In the first quarter of 2022, Moody's, Standard and Poor's and Fitch Ratings affirmed the credit ratings on DCENT's Class A notes. The table below reflects our current credit ratings and outlooks:

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
We maintain a liquidity risk and funding management policy, which outlines the overall framework and general principles we follow in managing liquidity risk across our business. The Board of Directors approves the policy and the Asset and Liability Management Committee (the "ALCO") is responsible for its implementation. Additionally, we maintain a liquidity management framework document that outlines the general strategies, objectives and principles we utilize to manage our liquidity position and the various liquidity risks inherent in our business model. We seek to balance the trade-offs between maintaining too much liquidity, which may be costly, with having too little liquidity, which could cause financial distress. The ALCO, chaired by our Treasurer, has cross-functional membership, and manages liquidity risk centrally. The ALCO monitors the liquidity risk profiles of DFS and Discover Bank and oversees any actions Corporate Treasury may take to ensure that we maintain ready access to our funding sources and sufficient liquidity to meet current and projected needs. In addition, the ALCO and our Board of Directors regularly review our compliance with our liquidity limits at DFS and Discover Bank, which are established in accordance with the liquidity risk appetite set by our Board of Directors.
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
At March 31, 2022, our liquidity portfolio is composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities ("RMBS") issued by U.S. government agencies or U.S. GSEs. These investments are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.

At March 31, 2022, our liquidity portfolio and undrawn credit facilities were $54.6 billion, which is $1.7 billion higher than the balance at December 31, 2021. Our liquidity portfolio and undrawn credit facilities grew in the first quarter of 2022 primarily as a result of the issuance of $1.3 billion of asset backed securitizations. During the three months ended March 31, 2022 and December 31, 2021, the average balance of our liquidity portfolio was $15.4 billion and $17.6 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	March 31, 2022	December 31, 2021
Liquidity portfolio
Cash and cash equivalents(1)	$8,958	$8,080
Investment securities(2)	5,952	6,879
Total liquidity portfolio	14,910	14,959
Private asset-backed securitizations(3)	3,750	3,500
Federal Home Loan Bank of Chicago	1,505	150
Primary liquidity sources	20,165	18,609
Federal Reserve discount window(3)	34,393	34,254
Total liquidity portfolio and undrawn credit facilities	$54,558	$52,863

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $18 million and $27 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2022 and December 31, 2021, respectively.
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
Capital
Our primary sources of capital are the earnings generated by our businesses and the proceeds from issuances of capital securities. We seek to manage capital to a level and composition sufficient to support our businesses' growth, account for their risks, and meet regulatory requirements, rating agency targets and debt investor expectations. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives and legislative and regulatory developments.
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum capital levels. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial condition and operating results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory reforms, such as those related to the adoption of the CECL accounting model, may require us to hold more capital or adversely impact our capital level. We consider the potential impacts of these reforms in managing our capital position.
DFS and Discover Bank are subject to regulatory capital rules issued by the Federal Reserve and the FDIC, respectively, under the Basel Committee's December 2010 framework ("Basel III rules"). Under the Basel III rules, DFS and

Discover Bank are classified as "standardized approach" entities as they are U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. The Basel III rules require DFS and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios.
On March 27, 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the CECL accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over three years, beginning in 2022. Electing this option raised our Common Equity Tier 1 ("CET1") capital ratios in 2022 and 2021. The phase-in of the CECL accounting model decreased CET1 by $537 million as of January 1, 2022. For additional information regarding the risk-based capital and leverage ratios, see Note 11: Capital Adequacy to our condensed consolidated financial statements.
On March 4, 2020, the Federal Reserve announced the SCB final rule, which imposes limitations on DFS' capital distributions if we do not maintain our risk-based capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. Under this rule, DFS is required to assess whether our planned capital actions are consistent with the effective capital distribution limitations that will apply on a pro-forma basis throughout the planning horizon.
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of RWAs. For Category IV firms, including DFS, the Federal Reserve calculates each firm's SCB biennially in even-numbered calendar years, and will do so in 2022. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year's supervisory stress tests as part of the Federal Reserve's CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm's annual capital plan. On August 5, 2021, the Federal Reserve notified DFS of its adjusted SCB requirement of 3.6% based on the planned common stock dividends in the 2021 Capital Plan. DFS’ SCB was effective on October 1, 2021, and slightly increased from our SCB in effect for the preceding year, which was 3.5%. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
DFS elected to not participate in the Federal Reserve's supervisory stress test in 2021 but did participate in 2022. As part of CCAR, DFS must submit an annual capital plan, which it did prior to the April 5, 2022 due date ("2022 Capital Plan"). The 2022 Capital Plan employed forward-looking internal assessments of income and capital under baseline and stressful conditions.
At March 31, 2022, DFS and Discover Bank met the requirements for "well-capitalized" status under the Federal Reserve's Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At March 31, 2022, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure for different companies.

The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	March 31, 2022	December 31, 2021
Total common stockholders' equity(1)	$12,377	$12,352
Less: goodwill	(255)	(255)
Tangible common equity	$12,122	$12,097

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared the following common stock dividends during 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share
2022
April 27, 2022	May 26, 2022	June 09, 2022	$0.60
January 18, 2022	February 18, 2021	March 04, 2021	0.50
Total common stock dividends			$1.10

2021
October 19, 2021	November 24, 2021	December 09, 2021	$0.50
July 20, 2021	August 19, 2021	September 02, 2021	0.50
April 20, 2021	May 20, 2021	June 03, 2021	0.44
January 19, 2021	February 18, 2021	March 04, 2021	0.44
Total common stock dividends			$1.88

Our Board of Directors declared the following Series C preferred stock dividends during 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2022
January 18, 2022	April 15, 2022	May 02, 2022	$27.50
Total Series C preferred stock dividends			$27.50

2021
July 20, 2021	October 15, 2021	November 01, 2021	$27.50
January 19, 2021	April 15, 2021	April 30, 2021	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2022
January 18, 2022	March 08, 2022	March 23, 2022	$30.625
Total Series D preferred stock dividends			$30.625

2021
July 20, 2021	September 08, 2021	September 23, 2021	$30.625
January 19, 2021(1)	March 08, 2021	March 23, 2021	46.110
Total Series D preferred stock dividends			$76.735

(1)The dividend includes $30.63 semi-annual dividend per depositary share plus $15.48 to account for the long first dividend period.
Our Board of Directors approved a new share repurchase program in April 2022. The new program authorizes up to $4.2 billion of share repurchases through June 30, 2023. This share repurchase authorization replaced a $2.4 billion share repurchase program, which expired on March 31, 2022. If and when we repurchase our shares under the program, we may use various methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. During the three months ended March 31, 2022, we repurchased 7.8 million shares for approximately $917 million.
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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At March 31, 2022, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Our current short-term interest rate risk position is modestly asset-sensitive. We believe this position is prudent given that benchmark interest rates remain well below long-run, historical levels. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At March 31, 2022		At December 31, 2021
Basis point change	$	%	$	%
+100	$160	1.48%	$154	1.51%
-100	NM	NM	NM	NM

We have not provided an estimate of any impact on net interest income of a decrease in interest rates at March 31, 2022 and December 31, 2021, as many of our interest rate sensitive assets and liabilities are tied to interest rates (i.e., prime and federal funds) that are still near their historical minimum levels and, therefore, could not materially decrease further assuming United States of America ("U.S.") market interest rates remain above zero percent. The Federal Reserve has begun a campaign of raising interest rates to combat inflation. As interest rates rise, this will create more room to measure sensitivity to falling rates.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2022, we implemented a new general ledger and related infrastructure and systems. The implementation was completed in the ordinary course of business to modernize technology used in our financial processes and was not implemented in response to identified material weaknesses in our internal control over financial reporting. In connection with the implementation, where applicable, modifications were made to the design of the control environment associated with the new general ledger and related technology.
Except for the implementation discussed above, there have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•OIS: Overnight Index Swap
•RMBS: Residential Mortgage-Backed Securities
•SCB: Stress Capital Buffer
•SEC: Securities and Exchange Commission
•SOFR: Secured Overnight Financing Rate
•TDR: Troubled Debt Restructuring
•UDAAP: Unfair, Deceptive or Abusive Acts or Practices
•U.S.: United States of America
•USD: United States Dollar
•U.S. GSE: Government-sponsored Enterprise of the U.S.
•VIE: Variable Interest Entity

Part II.     OTHER INFORMATION
Item 1.     Legal Proceedings
See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for a description of legal proceedings.
Item 1A.     Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
January 1 - 31, 2022
Repurchase program(1)	2,403,383	$121.41	2,403,383	$675,478,021
Employee transactions(2)	174	$115.56	N/A	N/A
February 1 - 28, 2022
Repurchase program(1)	2,130,640	$121.92	2,130,640	$415,717,656
Employee transactions(2)	229,519	$118.04	N/A	N/A
March 1 - 31, 2022
Repurchase program(1)	3,271,604	$111.64	3,271,604	$—
Employee transactions(2)	1,974	$109.59	N/A	N/A

Total
Repurchase program(1)	7,805,627	$117.45	7,805,627	$—
Employee transactions(2)	231,667	$117.96	N/A	N/A

(1)In April 2022, our Board of Directors approved a new share repurchase program authorizing the purchase of up to $4.2 billion of our outstanding shares of common stock through June 30, 2023. This share repurchase authorization replaced our prior $2.4 billion share repurchase program that expired March 31, 2022.
(2)Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

10.1	Form 2022 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan.

10.2	Form 2022 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan.

10.3	Form 2022 Special Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL: (1) Condensed Consolidated Statements of Financial Condition, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Changes in Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL and contained in Exhibit 101.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: April 28, 2022