Form 10-Q
period 2022-06-30
Discover Financial Services
filed 2022-07-27
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2022, there were 273,171,312 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$11,439	$8,750
Restricted cash	32	2,582
Investment securities (includes available-for-sale securities of $5,328 and $6,700 reported at fair value with associated amortized cost of $5,390 and $6,549 at June 30, 2022 and December 31, 2021, respectively)	5,536	6,904
Loan receivables
Loan receivables	99,301	93,684
Allowance for credit losses	(6,757)	(6,822)
Net loan receivables	92,544	86,862
Premises and equipment, net	984	983
Goodwill	255	255
Other assets	3,810	3,906
Total assets	$114,600	$110,242
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$74,898	$70,818
Non-interest bearing deposit accounts	1,514	1,575
Total deposits	76,412	72,393
Short-term borrowings	1,800	1,750
Long-term borrowings	18,185	18,477
Accrued expenses and other liabilities	4,439	4,214
Total liabilities	100,836	96,834
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 569,563,917 and 568,830,897 shares issued at June 30, 2022 and December 31, 2021, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,056	1,056
Additional paid-in capital	4,417	4,369
Retained earnings	26,776	24,766
Accumulated other comprehensive loss	(251)	(94)
Treasury stock, at cost; 294,295,564 and 280,502,577 shares at June 30, 2022 and December 31, 2021, respectively	(18,240)	(16,695)
Total stockholders' equity	13,764	13,408
Total liabilities and stockholders' equity	$114,600	$110,242

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

	June 30, 2022	December 31, 2021
Assets
Restricted cash	$32	$2,582
Loan receivables	$24,990	$25,449
Allowance for credit losses allocated to securitized loan receivables	$(1,209)	$(1,371)
Other assets	$4	$4
Liabilities
Short- and long-term borrowings	$9,099	$9,539
Accrued expenses and other liabilities	$8	$6

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Credit card loans	$2,424	$2,105	$4,692	$4,259
Other loans	439	431	867	868
Investment securities	33	47	69	97
Other interest income	19	6	23	11
Total interest income	2,915	2,589	5,651	5,235
Interest expense
Deposits	174	170	313	363
Short-term borrowings	—	—	1	—
Long-term borrowings	131	120	248	243
Total interest expense	305	290	562	606
Net interest income	2,610	2,299	5,089	4,629
Provision for credit losses	549	135	703	(230)
Net interest income after provision for credit losses	2,061	2,164	4,386	4,859
Other income
Discount and interchange revenue, net	390	339	710	580
Protection products revenue	42	43	86	86
Loan fee income	142	105	282	212
Transaction processing revenue	61	58	118	109
Unrealized (losses) gains on equity investments	(169)	729	(357)	729
Realized gains on equity investments	127	—	153	—
Other income	21	6	45	29
Total other income	614	1,280	1,037	1,745
Other expense
Employee compensation and benefits	515	498	1,015	1,004
Marketing and business development	254	175	446	329
Information processing and communications	121	145	246	254
Professional fees	189	187	366	369
Premises and equipment	24	22	48	46
Other expense	120	195	232	301
Total other expense	1,223	1,222	2,353	2,303
Income before income taxes	1,452	2,222	3,070	4,301
Income tax expense	341	524	717	1,010
Net income	$1,111	$1,698	$2,353	$3,291
Net income allocated to common stockholders	$1,105	$1,688	$2,309	$3,234
Basic earnings per common share	$3.96	$5.56	$8.19	$10.60
Diluted earnings per common share	$3.96	$5.55	$8.18	$10.59

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,111	$1,698	$2,353	$3,291
Other comprehensive loss, net of tax
Unrealized losses on available-for-sale investment securities, net of tax	(41)	(33)	(162)	(86)
Unrealized gains on cash flow hedges, net of tax	3	1	5	2
Other comprehensive loss	(38)	(32)	(157)	(84)
Comprehensive income	$1,073	$1,666	$2,196	$3,207

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2021
Balance at March 31, 2021	11	$1,056	568,580	$6	$4,280	$21,373	$(7)	$(14,554)	$12,154
Net income	—	—	—	—	—	1,698	—	—	1,698
Other comprehensive loss	—	—	—	—	—	—	(32)	—	(32)
Purchases of treasury stock	—	—	—	—	—	—	—	(553)	(553)
Common stock issued under employee benefit plans	—	—	20	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	93	—	36	—	—	—	36
Dividends — common stock ($0.44 per share)	—	—	—	—	—	(135)	—	—	(135)
Balance at June 30, 2021	11	$1,056	568,693	$6	$4,319	$22,936	$(39)	$(15,107)	$13,171

For the Three Months Ended June 30, 2022
Balance at March 31, 2022	11	$1,056	569,504	$6	$4,390	$25,833	$(213)	$(17,639)	$13,433
Net income	—	—	—	—	—	1,111	—	—	1,111
Other comprehensive loss	—	—	—	—	—	—	(38)	—	(38)
Purchases of treasury stock	—	—	—	—	—	—	—	(601)	(601)
Common stock issued under employee benefit plans	—	—	27	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	33	—	24	—	—	—	24
Dividends — common stock ($0.60 per share)	—	—	—	—	—	(168)	—	—	(168)
Balance at June 30, 2022	11	$1,056	569,564	$6	$4,417	$26,776	$(251)	$(18,240)	$13,764

For the Six Months Ended June 30, 2021
Balance at December 31, 2020	11	$1,056	567,898	$6	$4,257	$19,955	$45	$(14,435)	$10,884
Net income	—	—	—	—	—	3,291	—	—	3,291
Other comprehensive loss	—	—	—	—	—	—	(84)	—	(84)
Purchases of treasury stock	—	—	—	—	—	—	—	(672)	(672)
Common stock issued under employee benefit plans	—	—	46	—	5	—	—	—	5
Common stock issued and stock-based compensation expense	—	—	749	—	57	—	—	—	57
Dividends — common stock ($0.88 per share)	—	—	—	—	—	(271)	—	—	(271)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($4,611 per share)	—	—	—	—	—	(23)	—	—	(23)
Balance at June 30, 2021	11	$1,056	568,693	$6	$4,319	$22,936	$(39)	$(15,107)	$13,171

For the Six Months Ended June 30, 2022
Balance at December 31, 2021	11	$1,056	568,831	$6	$4,369	$24,766	$(94)	$(16,695)	$13,408
Net income	—	—	—	—	—	2,353	—	—	2,353
Other comprehensive loss	—	—	—	—	—	—	(157)	—	(157)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,545)	(1,545)
Common stock issued under employee benefit plans	—	—	49	—	5	—	—	—	5
Common stock issued and stock-based compensation expense	—	—	684	—	43	—	—	—	43
Dividends — common stock ($1.10 per share)	—	—	—	—	—	(312)	—	—	(312)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at June 30, 2022	11	$1,056	569,564	$6	$4,417	$26,776	$(251)	$(18,240)	$13,764

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities
Net income	$2,353	$3,291
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	703	(230)
Deferred income taxes	(140)	439
Depreciation and amortization	279	248
Amortization of deferred revenues	(162)	(144)
Net unrealized and realized losses (gains) on investments and other assets	226	(708)
Other, net	48	201
Changes in assets and liabilities:
Increase in other assets	(262)	(210)
Increase in accrued expenses and other liabilities	301	169
Net cash provided by operating activities	3,346	3,056

Cash flows provided by investing activities
Maturities of other short-term investments	—	2,200
Maturities of available-for-sale investment securities	1,160	934
Maturities of held-to-maturity investment securities	22	45
Purchases of held-to-maturity investment securities	(27)	(25)
Net change in principal on loans originated for investment	(6,290)	1,925
Proceeds from the sale of other investments	216	—
Purchases of other investments	(115)	(41)
Purchases of premises and equipment	(99)	(97)
Net cash (used for) provided by investing activities	(5,133)	4,941

Cash flows used for by financing activities
Net change in short-term borrowings	50	—
Net change in deposits	4,007	(2,439)
Proceeds from issuance of securitized debt	2,635	—
Maturities and repayment of securitized debt	(2,561)	(1,639)
Maturities and repayment of other long-term borrowings	(322)	(163)
Proceeds from issuance of common stock	5	5
Purchases of treasury stock	(1,545)	(672)
Dividends paid on common and preferred stock	(343)	(310)
Net cash provided by (used for) financing activities	1,926	(5,218)
Net increase in cash, cash equivalents and restricted cash	139	2,779
Cash, cash equivalents and restricted cash, at the beginning of the period	11,332	13,589
Cash, cash equivalents and restricted cash, at the end of the period	$11,471	$16,368

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,439	$15,445
Restricted cash	32	923
Cash, cash equivalents and restricted cash, at the end of the period	$11,471	$16,368

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
Recently Issued Accounting Pronouncements (Not Yet Adopted)
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the troubled debt restructuring ("TDR") recognition and measurement guidance and enhances disclosures for modifications of receivables from borrowers experiencing financial difficulty. ASU 2022-02 no longer requires the application of a discounted cash flow method for any modified receivables when measuring expected credit losses. The ASU also refines existing credit-related disclosures by requiring disclosure of current-period gross charge-offs of receivables by year of origination. The amendments in the ASU are to be applied prospectively to modifications and disclosures of gross charge-offs; however, adoption on a modified retrospective basis is permitted for the effect on the allowance for credit losses related to the elimination of the TDR recognition and measurement guidance. The ASU is effective for the Company on January 1, 2023. Management does not expect the amendments to have a material impact on the Company's financial statements.

2.    Investments
The Company's investment securities consist of the following (dollars in millions):

	June 30, 2022	December 31, 2021
U.S. Treasury(1) and U.S. GSE(2) securities	$5,186	$6,514
Residential mortgage-backed securities - Agency(2)	350	390
Total investment securities	$5,536	$6,904

(1)Includes $12 million and $27 million of U.S. Treasury securities pledged as swap collateral as of June 30, 2022 and December 31, 2021, respectively.
(2)Consists of securities issued by Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Bank.
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2022
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$5,245	$2	$(61)	$5,186
Residential mortgage-backed securities - Agency	145	—	(3)	142
Total available-for-sale investment securities	$5,390	$2	$(64)	$5,328
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$208	$—	$(14)	$194
Total held-to-maturity investment securities	$208	$—	$(14)	$194

At December 31, 2021
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$6,368	$146	$—	$6,514
Residential mortgage-backed securities - Agency	181	5	—	186
Total available-for-sale investment securities	$6,549	$151	$—	$6,700
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$204	$3	$(1)	$206
Total held-to-maturity investment securities	$204	$3	$(1)	$206

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

The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2022
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	33	$3,937	$(61)	$—	$—
Residential mortgage-backed securities - Agency	27	$136	$(3)	$6	$—

At December 31, 2021
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	2	$110	NM	$—	$—
Residential mortgage-backed securities - Agency	1	$7	NM	$—	$—

There were no proceeds from sales or recognized gains or losses on available-for-sale securities during the three and six months ended June 30, 2022 and 2021. See Note 8: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and six months ended June 30, 2022 and 2021.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At June 30, 2022	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$1,720	$3,517	$8	$—	$5,245
Residential mortgage-backed securities - Agency(1)	1	88	49	7	145
Total available-for-sale investment securities	$1,721	$3,605	$57	$7	$5,390
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$208	$208
Total held-to-maturity investment securities	$—	$—	$—	$208	$208
Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$1,719	$3,460	$7	$—	$5,186
Residential mortgage-backed securities - Agency(1)	1	86	49	6	142
Total available-for-sale investment securities	$1,720	$3,546	$56	$6	$5,328
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$194	$194
Total held-to-maturity investment securities	$—	$—	$—	$194	$194

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. As of June 30, 2022 and December 31, 2021, the Company had outstanding investments in these entities of $366 million and $388 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $70 million and $92 million, respectively. Of the above outstanding equity investments, the Company had $334 million and $350 million of investments related to affordable housing projects as of June 30, 2022 and December 31, 2021, respectively, which had $60 million and $80 million of related contingent liabilities for unconditional and legally binding delayed equity contributions, respectively.
The Company holds non-controlling equity positions in several payment services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of June 30, 2022 and December 31, 2021, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $39 million and $36 million, respectively.
The Company also holds non-controlling equity positions in payment service entities that have actively traded stock and therefore have readily determinable fair values. As a result, these investments are carried at fair value based on the quoted share prices. As of June 30, 2022 and December 31, 2021, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $95 million and $461 million, respectively. During the three and six months ended June 30, 2022, the Company recognized unrealized losses of $169 million and $357 million, respectively, and realized gains of approximately $127 million and $150 million, respectively, on the condensed consolidated statements of income related to these investments. The Company recognized an unrealized gain of approximately $729 million during the three and six months ended June 30, 2021.
3.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	June 30, 2022	December 31, 2021
Credit card loans(1)(2)	$79,237	$74,369
Other loans(3)
Private student loans(4)	10,074	10,113
Personal loans	7,145	6,936
Other loans	2,845	2,266
Total other loans	20,064	19,315
Total loan receivables	99,301	93,684
Allowance for credit losses	(6,757)	(6,822)
Net loan receivables	$92,544	$86,862

(1)Amounts include carrying values of $12.3 billion and $13.3 billion underlying investors' interest in trust debt at June 30, 2022 and December 31, 2021, respectively, and $12.5 billion and $11.9 billion in seller's interest at June 30, 2022 and December 31, 2021, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $447 million and $423 million at June 30, 2022 and December 31, 2021, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $457 million, $39 million and $8 million, respectively, at June 30, 2022 and $443 million, $42 million and $6 million, respectively, at December 31, 2021.
(4)Amounts include carrying values of $188 million and $207 million in loans pledged as collateral against the note issued from a private student loan securitization trust at June 30, 2022 and December 31, 2021, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.

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
The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	June 30, 2022				December 31, 2021
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans(1)	$66,006	83%	$13,231	17%	$62,262	84%	$12,107	16%
Private student loans by origination year(2)(3)
2022	$328	95%	$16	5%
2021	1,729	95%	87	5%	$1,251	94%	$73	6%
2020	1,453	96%	62	4%	1,561	96%	59	4%
2019	1,313	96%	61	4%	1,439	96%	61	4%
2018	1,026	95%	58	5%	1,147	95%	59	5%
Prior	3,714	94%	227	6%	4,215	94%	248	6%
Total private student loans	$9,563	95%	$511	5%	$9,613	95%	$500	5%
Personal loans by origination year
2022	$2,113	99%	$17	1%
2021	2,568	97%	67	3%	$3,326	99%	$37	1%
2020	1,130	97%	39	3%	1,622	98%	39	2%
2019	683	93%	48	7%	1,052	94%	62	6%
2018	268	89%	32	11%	435	91%	44	9%
Prior	153	85%	27	15%	276	87%	43	13%
Total personal loans	$6,915	97%	$230	3%	$6,711	97%	$225	3%

(1)Amounts include $700 million and $813 million of revolving line-of-credit arrangements that were converted to term loans as a result of a troubled debt restructuring ("TDR") program as of June 30, 2022 and December 31, 2021, respectively.
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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	June 30, 2022			December 31, 2021
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$759	$633	$1,392	$670	$562	$1,232
Private student loans by origination year(1)
2022	$—	$—	$—
2021	2	—	2	$—	$—	$—
2020	7	3	10	4	1	5
2019	12	4	16	9	2	11
2018	17	5	22	14	4	18
Prior	90	28	118	94	29	123
Total private student loans	$128	$40	$168	$121	$36	$157
Personal loans by origination year
2022	$2	$—	$2
2021	9	3	12	$5	$1	$6
2020	7	3	10	7	2	9
2019	7	3	10	11	4	15
2018	4	2	6	6	3	9
Prior	3	2	5	6	3	9
Total personal loans	$32	$13	$45	$35	$13	$48

(1)Private student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended June 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2022	$5,120	$870	$613	$44	$6,647
Additions
Provision for credit losses(1)	568	(11)	(20)	2	539
Deductions
Charge-offs	(587)	(33)	(39)	—	(659)
Recoveries	206	6	18	—	230
Net charge-offs	(381)	(27)	(21)	—	(429)
Other	—	—	—	—	—
Balance at June 30, 2022	$5,307	$832	$572	$46	$6,757

	For the Three Months Ended June 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2021	$5,640	$862	$804	$41	$7,347
Additions
Provision for credit losses(1)	181	(21)	(28)	3	135
Deductions
Charge-offs	(620)	(20)	(48)	—	(688)
Recoveries	208	7	17	—	232
Net charge-offs	(412)	(13)	(31)	—	(456)
Other	—	—	—	—	—
Balance at June 30, 2021	$5,409	$828	$745	$44	$7,026

	For the Six Months Ended June 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	746	34	(50)	2	732
Deductions
Charge-offs	(1,128)	(57)	(77)	—	(1,262)
Recoveries	416	12	37	—	465
Net charge-offs	(712)	(45)	(40)	—	(797)
Other	—	—	—	—	—
Balance at June 30, 2022	$5,307	$832	$572	$46	$6,757

	For the Six Months Ended June 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	(196)	15	(32)	6	(207)
Deductions
Charge-offs	(1,283)	(40)	(112)	—	(1,435)
Recoveries	397	13	32	—	442
Net charge-offs	(886)	(27)	(80)	—	(993)
Other	—	—	—	—	—
Balance at June 30, 2021	$5,409	$828	$745	$44	$7,026

(1)Excludes a $10 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended June 30, 2022, and $29 million and $23 million for the six months ended June 30, 2022 and 2021, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.

The allowance for credit losses was approximately $6.8 billion at June 30, 2022, which reflects a $110 million build over March 31, 2022 and a $65 million release from December 31, 2021. The build in the allowance for credit losses between June 30, 2022 and March 31, 2022, was driven by loan growth, partially offset by the continued strength of the loan portfolio's credit performance. The release in the allowance for credit losses between June 30, 2022 and December 31, 2021, was primarily driven by the continued strength of the loan portfolio's credit performance.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at June 30, 2022, the Company used a macroeconomic forecast that projected (i) a peak unemployment rate of 5.0%, decreasing to 4.6% through the end of 2022 and 2023; and (ii) 2.5% and 1.5% annualized growth in the real gross domestic product for 2022 and 2023, respectively. Labor market conditions, which historically have been an important determinant of credit loss trends, remain strong as of June 30, 2022. The unemployment rate and both initial and continuing jobless claims remain near their historical lows. In addition, a very high number of job openings indicates robust labor demand.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as higher consumer price inflation experienced in the first half of 2022 and the fiscal and monetary policy responses to that inflation. During the first half of 2022, the Federal Reserve raised its benchmark federal funds rate multiple times and signaled additional rate hikes throughout the remainder of the year. In recognition of the evolving macroeconomic environment, the estimation of the allowance for credit losses has required significant management judgment.
The forecast period the Company deemed to be reasonable and supportable was 18 months for all periods presented. The 18-month reasonable and supportable forecast period was deemed appropriate given the current economic conditions and relative consistency among the macroeconomic forecasts. For all periods presented, the Company determined that a reversion period of 12 months was appropriate for similar reasons. The Company applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented.
The net charge-offs for credit card and personal loans decreased for the three and six months ended June 30, 2022, when compared to the same periods in 2021. The decrease in net charge-offs for credit card was primarily driven by lower average balances at charge off. The decrease in net charge-offs for personal loans was mainly driven by the continued benefit from tighter credit underwriting standards implemented in 2020. The net charge-offs for private student loans increased for the three and six months ended June 30, 2022, when compared to the same periods in 2021. The increase in net charge-offs was driven by the normalization of credit and the diminishing benefit from pandemic programs.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$69	$80	$135	$175
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$23	$21	$44	$44

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below for each class of loan receivables (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
At June 30, 2022
Credit card loans	$759	$633	$1,392	$613	$165
Other loans
Private student loans	128	40	168	39	7
Personal loans	32	13	45	12	7
Other loans	8	8	16	1	20
Total other loans	168	61	229	52	34
Total loan receivables	$927	$694	$1,621	$665	$199

At December 31, 2021
Credit card loans	$670	$562	$1,232	$527	$194
Other loans
Private student loans	121	36	157	35	8
Personal loans	35	13	48	12	7
Other loans	7	7	14	1	16
Total other loans	163	56	219	48	31
Total loan receivables	$833	$618	$1,451	$575	$225

(1)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $5 million and $7 million for the three months ended June 30, 2022 and 2021, respectively, and $11 million and $15 million for the six months ended June 30, 2022 and 2021, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.
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
At June 30, 2022 and December 31, 2021, there were $5.7 billion and $5.8 billion, respectively, of private student loans in repayment and $75 million and $64 million, respectively, in forbearance. To assist private student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance, payment deferral, a temporary payment reduction, a temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and a determination of financial distress based on an evaluation of the borrower's credit quality using FICO scores.
For personal loan customers, the Company offers various payment programs, including temporary and permanent programs, in certain situations. The temporary programs normally consist of reducing the minimum payment for no longer than 12 months and, in certain circumstances, the interest rate on the loan is reduced. The permanent programs involve extending the loan term and, in certain circumstances, reducing the interest rate on the loan. The total term of the loan, including modification, may not exceed nine years. The Company also allows permanent loan modifications for customers who request financial assistance through external sources, similar to the credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency. Personal loans included in temporary and permanent programs are classified as TDRs.
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
To evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the three and six months ended June 30, 2022 and 2021, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended June 30, 2022 and 2021, the Company forgave approximately $6 million and $9 million, respectively, of interest and fees resulting from accounts entering into a credit card loan TDR program. During the six months ended June 30, 2022 and 2021, the Company forgave approximately $13 million and $21 million, respectively, of interest and fees resulting from accounts entering into a credit card loan TDR program. For all loan products, interest income on modified loans is recognized based on the modified contractual terms.

The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Three Months Ended June 30,
	2022		2021
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	49,341	$313	14,221	$94
Private student loans	1,523	$29	127	$3
Personal loans	1,603	$22	824	$11

	For the Six Months Ended June 30,
	2022		2021
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	103,852	$657	34,923	$229
Private student loans	3,278	$60	253	$5
Personal loans	2,762	$37	2,214	$28

(1)Accounts that entered a credit card TDR program include $71 million and $88 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended June 30, 2022 and 2021, respectively, and $146 million and $216 million for the six months ended June 30, 2022 and 2021, respectively.
The number and balance of enrollments in credit card, private student loan and personal loan modification programs designated as TDRs increased during the three and six months ended June 30, 2022, when compared to the same periods in 2021. The increase is primarily due to the favorable impact of the accounting and financial reporting exemptions provided by the CARES Act, which expired on January 1, 2022, for three and six months ended June 30, 2021.
The following table presents the carrying value of loans that experienced a default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30,
	2022		2021
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	5,703	$28	4,525	$27
Private student loans(3)	161	$3	65	$1
Personal loans(2)	275	$4	361	$5

	For the Six Months Ended June 30,
	2022		2021
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	10,238	$51	10,526	$63
Private student loans(3)	267	$5	131	$3
Personal loans(2)	536	$7	888	$12

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

Of the account balances that defaulted as shown above for the three months ended June 30, 2022 and 2021, approximately 62% and 68%, respectively, and for the six months ended June 30, 2022 and 2021, approximately 63% and 68%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For accounts that have defaulted from a TDR program and have not been subsequently charged off, the balances are included in the allowance for credit loss analysis discussed above under “— Allowance for Credit Losses.”
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

The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2022	December 31, 2021
Restricted cash	$24	$2,574

Investors' interests held by third-party investors	9,025	9,425
Investors' interests held by wholly owned subsidiaries of Discover Bank	3,231	3,899
Seller's interest	12,546	11,918
Loan receivables(1)	24,802	25,242
Allowance for credit losses allocated to securitized loan receivables(1)	(1,209)	(1,371)
Net loan receivables	23,593	23,871
Other assets	3	3
Carrying value of assets of consolidated variable interest entities	$23,620	$26,448

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of June 30, 2022, no economic or other early amortization events have occurred.
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

The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2022	December 31, 2021
Restricted cash	$8	$8
Private student loan receivables	188	207
Carrying value of assets of consolidated variable interest entities	$196	$215

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
The following table summarizes certificates of deposits maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

At June 30, 2022
2022	$8,662
2023	7,636
2024	2,853
2025	1,585
2026	888
Thereafter	1,334
Total	$22,958

6.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	June 30, 2022				December 31, 2021
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2022-2026	0.58% - 3.32%	2.05%	$6,408	$5,588
Floating-rate asset-backed securities(2)	2022-2024	1.65% - 1.92%	1.77%	2,598	3,347
Total Discover Card Master Trust I and Discover Card Execution Note Trust				9,006	8,935

Floating-rate asset-backed security(3)(4)	2031	5.75%	5.75%	93	104
Total private student loan securitization trust				93	104
Total long-term borrowings - owed to securitization investors				9,099	9,039

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2022-2027	3.75% - 4.50%	4.06%	3,080	3,382
Fixed-rate retail notes	2022-2031	2.85% - 4.40%	3.75%	166	166

Discover Bank
Fixed-rate senior bank notes(1)	2023-2030	2.45% - 4.65%	3.63%	5,350	5,385
Fixed-rate subordinated bank notes(1)	2028	4.68%	4.68%	490	505
Total long-term borrowings				$18,185	$18,477

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the London Interbank Offered Rate ("LIBOR") or Overnight Index Swap ("OIS") rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 15: Derivatives and Hedging Activities.
(2)DCENT floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 33 to 60 basis points as of June 30, 2022.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of June 30, 2022.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

June 30, 2022
2022	$2,322
2023	3,284
2024	3,730
2025	3,171
2026	2,661
Thereafter	3,017
Total	$18,185

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. At June 30, 2022, the Company had total committed borrowing capacity of $1.8 billion based on the amount and type of assets pledged, nearly all of which was outstanding as a short-term draw. At December 31, 2021, the Company had total committed borrowing capacity of $1.4 billion based on the amount and type of assets pledged, of which $1.3 billion of short-term advances were outstanding.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2022, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. As of December 31, 2021, the total commitment of secured credit facilities through private providers was $4.0 billion, $500 million of which was outstanding as a short-term draw. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2023 and 2024. Borrowings outstanding under each facility bear interest at a margin above LIBOR, Term Secured Overnight Financing Rate ("SOFR") or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
7.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at June 30, 2022 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at June 30, 2022	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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

8.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") were as follows (dollars in millions):

	Unrealized (Losses) Gains on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended June 30, 2022
Balance at March 31, 2022	$(7)	$(7)	$(199)	$(213)
Net change	(41)	3	—	(38)
Balance at June 30, 2022	$(48)	$(4)	$(199)	$(251)

For the Three Months Ended June 30, 2021
Balance at March 31, 2021	$231	$(11)	$(227)	$(7)
Net change	(33)	1	—	(32)
Balance at June 30, 2021	$198	$(10)	$(227)	$(39)

For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)
Net change	(162)	5	—	(157)
Balance at June 30, 2022	$(48)	$(4)	$(199)	$(251)

For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$284	$(12)	$(227)	$45
Net change	(86)	2	—	(84)
Balance at June 30, 2021	$198	$(10)	$(227)	$(39)

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended June 30, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(53)	$12	$(41)
Amounts reclassified from AOCI	—	—	—
Net change	$(53)	$12	$(41)
Cash Flow Hedges
Net unrealized gains arising during the period	$3	$(1)	$2
Amounts reclassified from AOCI	1	—	1
Net change	$4	$(1)	$3

For the Three Months Ended June 30, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(43)	$10	$(33)
Amounts reclassified from AOCI	—	—	—
Net change	$(43)	$10	$(33)
Cash Flow Hedges
Amounts reclassified from AOCI	$1	$—	$1
Net change	$1	$—	$1

For the Six Months Ended June 30, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(213)	$51	$(162)
Net change	$(213)	$51	$(162)
Cash Flow Hedges
Net unrealized gains arising during the period	$2	$(1)	$1
Amounts reclassified from AOCI	2	2	4
Net change	$4	$1	$5

For the Six Months Ended June 30, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(114)	$28	$(86)
Amounts reclassified from AOCI	—	—	—
Net change	$(114)	$28	$(86)
Cash Flow Hedges
Amounts reclassified from AOCI	$2	$—	$2
Net change	$2	$—	$2

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Income before income taxes	$1,452	$2,222	$3,070	$4,301
Income tax expense	$341	$524	$717	$1,010
Effective income tax rate	23.5%	23.6%	23.4%	23.5%

Income tax expense decreased $183 million and $293 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 due to a decrease in pretax income. The effective tax rate was relatively flat for the three and six months ended June 30, 2022, as compared to the same periods in 2021.
The Company is subject to examination by the Internal Revenue Service ("IRS") and tax authorities in various state, local and foreign tax jurisdictions. The IRS is examining the Company's 2018 federal income tax filing. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. At this time, the potential change in unrecognized tax benefits is expected to be immaterial over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income	$1,111	$1,698	$2,353	$3,291
Preferred stock dividends	—	—	(31)	(39)
Net income available to common stockholders	1,111	1,698	2,322	3,252
Income allocated to participating securities	(6)	(10)	(13)	(18)
Net income allocated to common stockholders	$1,105	$1,688	$2,309	$3,234
Denominator
Weighted-average shares of common stock outstanding	279	304	282	305
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	279	304	282	305

Basic earnings per common share	$3.96	$5.56	$8.19	$10.60
Diluted earnings per common share	$3.96	$5.55	$8.18	$10.59

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three or six months ended June 30, 2022 and 2021.

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
As of June 30, 2022 and December 31, 2021, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized", DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
June 30, 2022
Total capital (to risk-weighted assets)
Discover Financial Services	$17,165	17.0%	$8,078	≥8.0%	$10,098	≥10.0%
Discover Bank	$15,622	15.6%	$8,004	≥8.0%	$10,005	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,370	15.2%	$6,059	≥6.0%	$6,059	≥6.0%
Discover Bank	$13,639	13.6%	$6,003	≥6.0%	$8,004	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,370	13.9%	$4,432	≥4.0%	N/A	N/A
Discover Bank	$13,639	12.4%	$4,385	≥4.0%	$5,481	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,315	14.2%	$4,544	≥4.5%	N/A	N/A
Discover Bank	$13,639	13.6%	$4,502	≥4.5%	$6,503	≥6.5%

December 31, 2021
Total capital (to risk-weighted assets)
Discover Financial Services	$17,150	17.6%	$7,775	≥8.0%	$9,719	≥10.0%
Discover Bank	$15,957	16.9%	$7,573	≥8.0%	$9,466	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,395	15.8%	$5,831	≥6.0%	$5,831	≥6.0%
Discover Bank	$13,932	14.7%	$5,680	≥6.0%	$7,573	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,395	13.9%	$4,432	≥4.0%	N/A	N/A
Discover Bank	$13,932	12.8%	$4,365	≥4.0%	$5,456	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,339	14.8%	$4,373	≥4.5%	N/A	N/A
Discover Bank	$13,932	14.7%	$4,260	≥4.5%	$6,153	≥6.5%

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
Commitments
Unused Credit Arrangements
At June 30, 2022, the Company had unused credit arrangements for loans of approximately $223.3 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.

Contingencies
See Note 2: Investments for a description of contingent liabilities related to the Company's community reinvestment initiatives. See Note 13: Litigation and Regulatory Matters for a description of potential liability arising from pending litigation or regulatory proceedings involving the Company.
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

The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $100 million as of June 30, 2022.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of June 30, 2022, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2022 and 2021.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Aggregate sales transaction volume(1)	$65,586	$55,123	$122,739	$102,610

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2022 and December 31, 2021. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of June 30, 2022 and December 31, 2021, the Company had escrow deposits and settlement withholdings of $11 million and $15 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement-related expenses were immaterial for the three and six months ended June 30, 2022 and 2021.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $190 million as of June 30, 2022. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam's Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. On August 28, 2020, the Court granted the plaintiffs' Motion to Certify a Class. The defendants appealed the ruling, which was denied on January 20, 2021. Expert discovery closed on February 28, 2022. On June 3, 2022, the Court granted Plaintiffs' Motion to Approve Class Notices. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter. However, the Company will seek to defend itself vigorously against all claims asserted by the plaintiffs.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2022
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$5,178	$8	$—	$5,186
Residential mortgage-backed securities - Agency	—	142	—	142
Available-for-sale investment securities	$5,178	$150	$—	$5,328

Fair value - Net income
Marketable equity securities	$95	$—	$—	$95
Derivative financial instruments - fair value hedges(1)	$—	$1	$—	$1

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$4	$—	$4

Balance at December 31, 2021
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$6,505	$9	$—	$6,514
Residential mortgage-backed securities - Agency	—	186	—	186
Available-for-sale investment securities	$6,505	$195	$—	$6,700

Fair value - Net income
Marketable equity securities	$461	$—	$—	$461

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
At June 30, 2022, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $144 million, a weighted-average coupon of 3.23% and a weighted-average remaining maturity of two years.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets during the three and six months ended June 30, 2022. The Company recognized $92 million of impairments related to these assets during the three and six months ended June 30, 2021.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$194	$—	$194	$208
Held-to-maturity investment securities	$—	$194	$—	$194	$208

Net loan receivables	$—	$—	$99,405	$99,405	$92,544

Carrying value approximates fair value(1)
Cash and cash equivalents	$11,439	$—	$—	$11,439	$11,439
Restricted cash	$32	$—	$—	$32	$32
Accrued interest receivables(2)	$—	$979	$—	$979	$979

Liabilities
Amortized cost
Time deposits(3)	$—	$22,871	$—	$22,871	$22,958
Short-term borrowings	$—	$1,800	$—	$1,800	$1,800

Long-term borrowings - owed to securitization investors	$—	$8,854	$93	$8,947	$9,099
Other long-term borrowings	—	8,829	—	8,829	9,086
Long-term borrowings	$—	$17,683	$93	$17,776	$18,185

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$187	$—	$187	$187

Balance at December 31, 2021
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$206	$—	$206	$204
Held-to-maturity investment securities	$—	$206	$—	$206	$204

Net loan receivables	$—	$—	$94,176	$94,176	$86,862

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,750	$—	$—	$8,750	$8,750
Restricted cash	$2,582	$—	$—	$2,582	$2,582
Accrued interest receivables(2)	$—	$948	$—	$948	$948

Liabilities
Amortized cost
Time deposits(3)	$—	$21,490	$—	$21,490	$21,125
Short-term borrowings	$—	$1,750	$—	$1,750	$1,750

Long-term borrowings - owed to securitization investors	$—	$8,953	$104	$9,057	$9,039
Other long-term borrowings	—	10,013	—	10,013	9,438
Long-term borrowings	$—	$18,966	$104	$19,070	$18,477

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$184	$—	$184	$184

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). At June 30, 2022 and December 31, 2021, the Company's outstanding cash flow hedges related only to interest receipts from credit card receivables and had an initial maximum period of two years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at June 30, 2022, will be reclassified to interest income as interest receipts are accrued on the Company's then outstanding credit card receivables. During the next 12 months, the Company estimates it will reclassify $3 million of pretax earnings primarily related to one terminated derivative formerly designated as a cash flow hedge.
Fair Value Hedges
The Company is exposed to changes in the fair value of its fixed-rate debt obligations due to changes in interest rates. At June 30, 2022 and December 31, 2021, the Company used interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, attributable to changes in the Federal Funds OIS rate, which is a benchmark interest rate defined by ASC 815. At December 31, 2021, the Company also used an interest rate swap to manage its exposure to changes in fair value of certain securitized debt attributable to changes in the 1-month LIBOR rate, which is a benchmark interest rate defined by ASC 815. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in the fair values of both (i) the derivatives and (ii) the hedged long-term borrowings attributable to the interest-rate risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference recognized in interest expense.

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
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	June 30, 2022				December 31, 2021
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets(1)	Derivative Liabilities(1)
Derivatives designated as hedges
Interest rate swaps—cash flow hedge(2)	$750	2	$—	$4	$250	$—	$—
Interest rate swaps—fair value hedge	$3,425	4	1	—	$6,125	—	—
Derivatives not designated as hedges
Foreign exchange forward contracts(3)	$25	7	—	—	$36	—	—
Total gross derivative assets/liabilities(4)			1	4		—	—
Less: collateral held/posted(5)			—	—		—	—
Total net derivative assets/liabilities			$1	$4		$—	$—

(1)The gross and net derivative assets and liabilities were immaterial as of December 31, 2021.
(2)At June 30, 2022, the Company had one forward-starting interest rate swap with a notional amount of $500 million with interest payments set to be exchanged starting in the third quarter of 2022. At December 31, 2021, the Company had no forward-starting interest rate swaps.
(3)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 1 million as of June 30, 2022, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 14 million as of December 31, 2021.
(4)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At June 30, 2022 and December 31, 2021, the Company had one outstanding contract with a total notional amount of $23 million and $50 million, respectively, and immaterial fair values.
(5)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	June 30, 2022		December 31, 2021
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$3,387	$4	$6,158	$83

(1)The balance includes $38 million and $48 million of cumulative hedging adjustments related to discontinued hedging relationships as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense
	Long-Term Borrowings	Other Income
For the Three Months Ended June 30, 2022
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(131)	$21

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(1)	$—

Gains on fair value hedging relationships
Gains on hedged items	$22	$—
Losses on interest rate swaps	(18)	—
Total gains on fair value hedging relationships	$4	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$1

For the Three Months Ended June 30, 2021
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(120)	$6

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationship
Amounts reclassified from OCI into earnings	$(1)	$—

Gains on fair value hedging relationships
Gains on hedged items	$44	$—
Gains on interest rate swaps	1	—
Total gains on fair value hedging relationships	$45	$—

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense
	Long-Term Borrowings	Other Income
For the Six Months Ended June 30, 2022
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(248)	$45

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(2)	$—

Gains on fair value hedging relationships
Gains on hedged items	$69	$—
Losses on interest rate swaps	(50)	—
Total gains on fair value hedging relationships	$19	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$1

For the Six Months Ended June 30, 2021
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(243)	$29

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(2)	$—

Gains on fair value hedging relationships
Gains on hedged items	$122	$—
Losses on interest rate swaps	(29)	—
Total gains on fair value hedging relationships	$93	$—

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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended June 30, 2022
Interest income
Credit card loans	$2,424	$—	$2,424
Private student loans	196	—	196
Personal loans	206	—	206
Other loans	37	—	37
Other interest income	52	—	52
Total interest income	2,915	—	2,915
Interest expense	305	—	305
Net interest income	2,610	—	2,610
Provision for credit losses	549	—	549
Other income	557	57	614
Other expense	1,186	37	1,223
Income before income taxes	$1,432	$20	$1,452

For the Three Months Ended June 30, 2021
Interest income
Credit card loans	$2,105	$—	$2,105
Private student loans	184	—	184
Personal loans	219	—	219
Other loans	28	—	28
Other interest income	53	—	53
Total interest income	2,589	—	2,589
Interest expense	290	—	290
Net interest income	2,299	—	2,299
Provision for credit losses	135	—	135
Other income	458	822	1,280
Other expense	1,092	130	1,222
Income before income taxes	$1,530	$692	$2,222

	Digital Banking	Payment Services	Total
For the Six Months Ended June 30, 2022
Interest income
Credit card loans	$4,692	$—	$4,692
Private student loans	386	—	386
Personal loans	412	—	412
Other loans	69	—	69
Other interest income	92	—	92
Total interest income	5,651	—	5,651
Interest expense	562	—	562
Net interest income	5,089	—	5,089
Provision for credit losses	703	—	703
Other income (loss)	1,043	(6)	1,037
Other expense	2,278	75	2,353
Income (loss) before income tax expense	$3,151	$(81)	$3,070

For the Six Months Ended June 30, 2021
Interest income
Credit card loans	$4,259	$—	$4,259
Private student loans	370	—	370
Personal loans	442	—	442
Other loans	56	—	56
Other interest income	108	—	108
Total interest income	5,235	—	5,235
Interest expense	606	—	606
Net interest income	4,629	—	4,629
Provision for credit losses	(230)	—	(230)
Other income	837	908	1,745
Other expense	2,139	164	2,303
Income before income tax expense	$3,557	$744	$4,301

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended June 30, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$370	$20	$390
Protection products revenue	42	—	42
Transaction processing revenue	—	61	61
Other income	3	18	21
Total other income subject to ASC 606(2)	415	99	514
Other income not subject to ASC 606
Loan fee income	142	—	142
Unrealized gains (losses) on equity investments	—	(169)	(169)
Realized gains on equity investments	—	127	127
Total other income (loss) not subject to ASC 606	142	(42)	100
Total other income (loss) by operating segment	$557	$57	$614

For the Three Months Ended June 30, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$320	$19	$339
Protection products revenue	43	—	43
Transaction processing revenue	—	58	58
Other (loss) income	(10)	16	6
Total other income subject to ASC 606(2)	353	93	446
Other income not subject to ASC 606
Loan fee income	105	—	105
Unrealized gains on equity investments	—	729	729
Total other income not subject to ASC 606	105	729	834
Total other income by operating segment	$458	$822	$1,280

	Digital Banking	Payment Services	Total
For the Six Months Ended June 30, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$668	$42	$710
Protection products revenue	86	—	86
Transaction processing revenue	—	118	118
Other income	6	39	45
Total other income subject to ASC 606(2)	760	199	959
Other income not subject to ASC 606
Loan fee income	282	—	282
Unrealized gains (losses) on equity investments	—	(357)	(357)
Realized gains on equity investments	1	152	153
Total other income (loss) not subject to ASC 606	283	(205)	78
Total other income (loss) by operating segment	$1,043	$(6)	$1,037

For the Six Months Ended June 30, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$546	$34	$580
Protection products revenue	86	—	86
Transaction processing revenue	—	109	109
Other (loss) income	(7)	36	29
Total other income subject to ASC 606(2)	625	179	804
Other income not subject to ASC 606
Loan fee income	212	—	212
Unrealized gains on equity investments	—	729	729
Total other income not subject to ASC 606	212	729	941
Total other income by operating segment	$837	$908	$1,745

(1)Net of rewards, including Cashback Bonus rewards, of $743 million and $598 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 billion and $1.1 billion for the six months ended June 30, 2022 and 2021, respectively.
(2)Excludes deposit product fees that are reported within net interest income, which were immaterial for the three and six months ended June 30, 2022 and 2021, respectively.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2021.
18.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2022, and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
COVID-19 Pandemic
All employees are able to work at our physical locations, including our headquarters, with appropriate health and safety measures in place. Separate from our COVID-19 protocols, all employees may request a flexible work arrangement enabling them to work remotely up to 100% of the time.
For a discussion on how the risks related to the COVID-19 pandemic may affect our businesses, results of operations and financial condition, see "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2021.
Quarter Highlights
The highlights below compare results as of and for the three months ended June 30, 2022, against results for the same period in the prior year.
•Net income was $1.1 billion, or $3.96 per diluted share, compared to net income of $1.7 billion, or $5.55 earnings per diluted share, in the prior year.
•Total loans grew $11.6 billion, or 13%, to $99.3 billion.
•Credit card loans grew $10.4 billion, or 15%, to $79.2 billion.
•The net charge-off rate for credit card loans decreased 44 basis points to 2.01% and the delinquency rate for credit card loans over 30 days past due increased 33 basis points to 1.76%.
•Direct-to-consumer deposits grew $0.6 billion, or 1%, to $63.2 billion.
•Payment Services transaction volume for the segment was $82.9 billion, up 6%.
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
•We expect a slight increase in the total net charge-off rate as credit continues to normalize from historically low levels in 2021.
•We remain committed to managing expenses and will continue to make investments for profitable long term growth.
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

In January 2021, the Federal Reserve finalized regulatory amendments that made targeted changes to the capital planning, regulatory reporting and SCB requirements for firms subject to Category IV standards, including DFS, to be consistent with the Federal Reserve’s regulatory tailoring framework. The final rules generally align to instructions the Federal Reserve previously provided to Category IV firms regarding their respective capital plan submissions. The amended rules also provide Category IV firms with the option to submit to supervisory stress tests during off years if they wish for the Federal Reserve to reset the stress test portion of their SCB requirement. In connection with the final rulemaking, the Federal Reserve revised the scope of application of its existing regulatory guidance for capital planning to align with the tailoring framework. However, the timing and substance of any additional changes to existing guidance or new guidance are uncertain.
In June 2021, the Federal Reserve publicly announced the results of its supervisory stress tests for the firms required to participate in the 2021 comprehensive capital analysis and review ("CCAR") process. In accordance with the capital plan rule amendments that were finalized in January 2021, DFS elected not to participate in the 2021 supervisory stress tests. Nevertheless, DFS was required to submit a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. The Federal Reserve thereafter used our 2021 capital plan submission to assess its capital planning process and positions and, in August 2021, announced DFS' adjusted SCB requirement of 3.6% to reflect DFS' planned common stock dividends. This adjusted SCB is effective through October 1, 2022. Discover was a full participant in the 2022 CCAR process and submitted the 2022 Capital Plan to the Federal Reserve by the April 5, 2022 due date.
On June 23, 2022, the Federal Reserve released results of the 2022 CCAR exercise. Discover’s results showed strong capital levels under stress, well above regulatory minimums. These results will be used to set the new SCB effective October 1, 2022. While the Federal Reserve will not announce final SCB requirements until August, Discover’s preliminary SCB is 2.5%, the lowest possible requirement.
London Interbank Offered Rate
In July 2017, the UK Financial Conduct Authority ("FCA") announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after 2021. To support a smooth transition away from LIBOR, the Federal Reserve and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee ("ARRC"), a group of private-market participants tasked with facilitating a successful transition from U.S. dollar ("USD") LIBOR to a more robust reference rate. The ARRC initially identified the Secured Overnight Financing Rate ("SOFR") as its recommended alternative reference rate for USD LIBOR. The ARRC has also established several priorities and milestones to support the use of SOFR and SOFR-based indices, including developing contractual "fallback" language for capital markets and consumer products; providing clarity on legal, tax, accounting and regulatory matters; promoting broad outreach and education efforts around the LIBOR transition; and recommending spread adjustments for SOFR and SOFR-based indices, which will be of critical importance to market participants once USD LIBOR settings cease in 2023.
With regard to recent LIBOR transition developments, in March 2021, the FCA announced the future cessation and loss of representativeness for all LIBOR benchmark settings. While non-USD and several less frequently referenced USD LIBOR settings ceased publication immediately after December 31, 2021, commonly referenced USD LIBOR settings will cease publication immediately after June 30, 2023; this future cessation event will trigger fallback provisions in many financial contracts to convert their benchmark index from LIBOR to an alternative rate. In July 2021, the ARRC announced its recommendation of forward-looking term rates based on SOFR as additional alternative reference rate options.
In December 2021, the Consumer Financial Protection Bureau ("CFPB") finalized a rule to facilitate transition from LIBOR, which is effective April 1, 2022. Specifically, this final rule provides guidance on LIBOR replacements and the LIBOR transition for purposes of Regulation Z. We have communicated with the CFPB regarding our plans for the LIBOR transition.
A cross-functional team is overseeing and managing our transition away from the use of LIBOR. This team assesses evolving industry and marketplace norms and conventions for LIBOR-indexed instruments, evaluates the impacts stemming from the future cessation of LIBOR publication and oversees and takes actions to transition our LIBOR exposures to alternative benchmark rates, usually SOFR. Our existing LIBOR exposures are limited to two instruments—variable-rate student loans and capital markets securities.
As of June 30, 2022, LIBOR-indexed variable-rate loans comprised approximately 43% of our private student loan portfolio and approximately 5% of our aggregate loan portfolio. These outstanding student loans indexed to LIBOR will convert to a SOFR index in 2023 when 3-month USD LIBOR will no longer be published. U.S. banking regulators have directed banks to cease entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021. Therefore, as of November 2021, we no longer originate new variable-rate student loans indexed to LIBOR. Instead, new originations of such loans are indexed solely to 3-month term SOFR published by the Chicago Mercantile Exchange.
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
Under Director Rohit Chopra’s leadership, the CFPB’s priorities have focused on and are expected to continue focusing on, among other things, increased enforcement of existing consumer protection laws, with a particular focus on fees charged to consumers, UDAAP, fair lending, student lending and servicing, debt collection and credit reporting. Additionally, detection of repeat offenders, such as companies that violate a formal court or agency order, has become a top priority for the CFPB. In remarks by Director Chopra in March 2022, he identified, as repeat offenders, several companies that have had multiple enforcement actions, including us. The CFPB has recently taken action against financial institutions for violating prior enforcement actions. Enhanced regulatory requirements, potential supervisory findings, or enforcement actions and ratings could negatively impact our ability to implement certain consumer-focused enhancements to product features and functionality and business strategies, limit or change our business practices, limit our consumer product offerings, cause us to invest more management time and resources in compliance efforts or limit our ability to obtain related required regulatory approvals. The additional expense, time and resources needed to comply with ongoing or new regulatory requirements may adversely impact the cost of and access to credit for consumers and results of business operations.
In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding identified private student loan servicing practices. See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.

Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment consumer data privacy standards. The California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA went into effect on January 1, 2020, and the California Attorney General's final regulations became effective on August 14, 2020, with enforcement beginning July 1, 2020. The California Privacy Rights Act ("CPRA"), a ballot measure led by the original proponent of the CCPA, passed on November 3, 2020, and largely enters into force on January 1, 2023. The CPRA replaces the CCPA to enhance consumer privacy protections further and creates a new California Privacy Protection Agency ("CPPA"). The CPPA Board released a Notice of Proposed Rulemaking initiating a 45-day comment period, which will close on August 23, 2022. While the CPRA retains an exemption for information collected, processed, sold, or disclosed subject to the Gramm-Leach-Bliley Act, we continue to evaluate the impact of the CPRA on our businesses and other providers of consumer financial services.
Environmental, Social and Governance Matters
Environmental, social and governance ("ESG") issues, including climate change, human capital and governance practices, are a significant area of focus by lawmakers at the state and federal level, regulatory agencies, shareholders and other stakeholders. Proposed legislation and rulemakings have been issued or are being considered, including proposals to require disclosure of climate, cybersecurity and other ESG metrics and risk. The potential impact to us of these legislative and regulatory developments is uncertain at this time.
In particular, in March 2022, the Securities and Exchange Commission proposed climate-related disclosure requirements. Through an enterprise-wide working group, we continue to assess the potential impact of the proposed rules, if adopted.

Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 16: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Digital Banking
Interest income
Credit card loans	$2,424	$2,105	$4,692	$4,259
Private student loans	196	184	386	370
Personal loans	206	219	412	442
Other loans	37	28	69	56
Other interest income	52	53	92	108
Total interest income	2,915	2,589	5,651	5,235
Interest expense	305	290	562	606
Net interest income	2,610	2,299	5,089	4,629
Provision for credit losses	549	135	703	(230)
Other income	557	458	1,043	837
Other expense	1,186	1,092	2,278	2,139
Income before income taxes	1,432	1,530	3,151	3,557
Payment Services
Other income (loss)	57	822	(6)	908
Other expense	37	130	75	164
Income (loss) before income taxes	20	692	(81)	744
Total income before income taxes	$1,452	$2,222	$3,070	$4,301

The following table presents information on transaction volume (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Network Transaction Volume
PULSE Network	$62,992	$62,855	$122,828	$123,254
Network Partners	11,532	9,468	22,215	19,097
Diners Club(1)	8,381	6,126	15,557	12,023
Total Payment Services	82,905	78,449	160,600	154,374
Discover Network — Proprietary(2)	55,838	47,201	103,967	86,403
Total Network Transaction Volume	$138,743	$125,650	$264,567	$240,777
Transactions Processed on Networks
Discover Network	916	799	1,747	1,477
PULSE Network	1,524	1,399	2,923	2,709
Total Transactions Processed on Networks	2,440	2,198	4,670	4,186
Credit Card Volume
Discover Card Volume(3)	$57,384	$48,049	$106,763	$88,383
Discover Card Sales Volume(4)	$53,860	$45,460	$100,189	$83,204

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

Digital Banking
Our Digital Banking segment reported pretax income of $1.4 billion and $3.2 billion, respectively, for the three and six months ended June 30, 2022, as compared to a pretax income of $1.5 billion and $3.6 billion, respectively, for the three and six months ended June 30, 2021.
Net interest income increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily driven by a higher average level of receivables and higher yields on loans. The increase in net interest income for the six months ended June 30, 2022 was also favorably impacted by lower funding costs. Interest income increased during the three and six months ended June 30, 2022, as compared to the same periods in 2021, due to a higher average level of loan receivables and higher market rates. Interest expense decreased during the six months ended June 30, 2022, as compared to the same period in 2021, due to higher coupon maturities and a lower funding base offset partially by increasing market rates. Interest expense for the three months ended June 30, 2022 was relatively flat, as compared to the same period in 2021, driven by increasing market rates offset primarily by higher coupon maturities.
For the three and six months ended June 30, 2022, the overall portfolio provision for credit losses increased as compared to the same periods in 2021. The increase for the three months ended June 30, 2022, was primarily due to a reserve build in the current period versus a reserve release in the prior period. The reserve build during the three months ended June 30, 2022, was primarily driven by loan growth, partially offset by the continued strength of our portfolio's credit quality. The reserve release for the three months ended June 30, 2021, was primarily driven by improvements in the macroeconomic factors and continued stable credit performance. The increase for the six months ended June 30, 2022, was primarily due to a lower reserve release in the current period compared to the prior period. The reserve release during the six months ended June 30, 2022, was driven by the continued strength of our portfolio's credit quality, partially offset by loan growth. The reserve release during the six months ended June 30, 2021, was primarily driven by improvements in the macroeconomic factors, continued stable performance and a reduction in loan receivables. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, which was due to increases in net discount and interchange revenue and loan fee income. The increase in discount and interchange revenue was partially offset by an increase in rewards costs, both of which were the result of higher sales volume. Loan fee income increased primarily due to a higher volume of late payments.
Total other expense increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to an increase in marketing and business development. For the three months ended June 30, 2022, the total other expense increase was offset by a decrease in information processing and communications. The increase in marketing and business development was driven by higher card acquisition and brand advertising, and growth investments in consumer banking. The decrease in information processing and communications was due to software write-offs in the prior year period.
Discover card sales volume was $53.9 billion and $100.2 billion, respectively, for the three and six months ended June 30, 2022, which was an increase of 18.5% and 20.4%, respectively, as compared to the same periods in 2021. This volume growth was primarily driven by higher consumer spending across all spending categories.
Payment Services
Our Payment Services segment reported pretax income of $20 million and a pretax loss of $81 million, respectively, for the three and six months ended June 30, 2022, as compared to pretax income of $692 million and $744 million, respectively, for the same periods in 2021. The decrease in segment pretax income was primarily driven by the change in fair value of equity investments as a result of investments in payment service entities that are carried at fair value because the shares are actively traded. The fair value adjustments resulted in the recognition of unrealized losses in the current periods and unrealized gains in the prior year periods. This decrease was offset by an increase in realized gains on equity investments due to sales in the current periods.
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
Allowance for Credit Losses
The allowance for credit losses was approximately $6.8 billion at June 30, 2022, which reflects a $110 million build over March 31, 2022. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost and certain off-balance sheet loan commitments. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
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
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we compared the modeled credit losses determined using our base and one or more adverse macroeconomic scenarios. Our allowance for credit losses would increase by approximately $387 million at June 30, 2022 if we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect the economic deterioration from a resurgence of COVID-19 and resulting economic stress, as well as increasing inflationary pressures, including worsening supply-chain disruptions and the influence of geopolitical events.
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
The overall economic environment directly impacts the macroeconomic variables that are used in the loss forecast models. If management used different assumptions about the economic environment in estimating expected credit losses, the impact to the allowance for credit losses could have a material effect on our consolidated financial condition and results of operations. In addition, if we experience a rapidly changing economic environment, as experienced during the COVID-19 pandemic, the uncertainty around the credit loss forecasts may increase, both due to the uncertainty of the economic forecasts and the challenges our models may have in incorporating them.

Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2022 vs. 2021 Increase (Decrease)		For the Six Months Ended June 30,		2022 vs. 2021 Increase (Decrease)
	2022	2021	$	%	2022	2021	$	%
Interest income	$2,915	$2,589	$326	13%	$5,651	$5,235	$416	8%
Interest expense	305	290	15	5%	562	606	(44)	(7)%
Net interest income	2,610	2,299	311	14%	5,089	4,629	460	10%
Provision for credit losses	549	135	414	307%	703	(230)	933	406%
Net interest income after provision for credit losses	2,061	2,164	(103)	(5)%	4,386	4,859	(473)	(10)%
Other income	614	1,280	(666)	(52)%	1,037	1,745	(708)	(41)%
Other expense	1,223	1,222	1	NM	2,353	2,303	50	2%
Income before income tax expense	1,452	2,222	(770)	(35)%	3,070	4,301	(1,231)	(29)%
Income tax expense	341	524	(183)	(35)%	717	1,010	(293)	(29)%
Net income	$1,111	$1,698	$(587)	(35)%	$2,353	$3,291	$(938)	(29)%
Net income allocated to common stockholders	$1,105	$1,688	$(583)	(35)%	$2,309	$3,234	$(925)	(29)%

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
    Net interest income increased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily driven by a higher average level of receivables and higher yields on loans. The increase in net interest income for the six months ended June 30, 2022 was also favorably impacted by lower funding costs. Interest income increased during the three and six months ended June 30, 2022, as compared to the same periods in 2021, due to a higher average level of loan receivables and higher market rates. Interest expense decreased during the six months ended June 30, 2022, as compared to the same period in 2021, due to higher coupon maturities and a lower funding base offset partially by increasing market rates. Interest expense for the three months ended June 30, 2022 was relatively flat, as compared to the same period in 2021, driven by increasing market rates offset primarily by higher coupon maturities.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$8,629	0.88%	$19	$17,562	0.11%	$6
Restricted cash	40	0.41%	NM	897	0.02%	NM
Investment securities	5,780	2.29%	33	9,222	2.06%	47
Loan receivables(1)
Credit card loans(2)	75,917	12.81%	2,424	67,420	12.52%	2,105
Private student loans	10,164	7.74%	196	9,993	7.41%	184
Personal loans	6,981	11.84%	206	6,884	12.76%	219
Other loans	2,674	5.47%	37	1,999	5.59%	28
Total loan receivables	95,736	12.00%	2,863	86,296	11.79%	2,536
Total interest-earning assets	110,185	10.61%	2,915	113,977	9.11%	2,589
Allowance for credit losses	(6,644)			(7,342)
Other assets	5,874			5,971
Total assets	$109,415			$112,606
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$20,054	1.62%	81	$24,772	1.89%	116
Money market deposits(3)	8,326	0.89%	19	8,199	0.53%	11
Other interest-bearing savings deposits	43,546	0.68%	74	41,073	0.42%	43
Total interest-bearing deposits	71,926	0.97%	174	74,044	0.92%	170
Borrowings
Short-term borrowings	141	0.95%	NM	—	—%	—
Securitized borrowings(4)(5)	8,262	1.87%	39	10,305	1.01%	26
Other long-term borrowings(5)(6)	9,184	4.02%	92	10,211	3.66%	94
Total borrowings	17,587	2.99%	131	20,516	2.33%	120
Total interest-bearing liabilities	89,513	1.36%	305	94,560	1.23%	290
Other liabilities and stockholders' equity	19,902			18,046
Total liabilities and stockholders' equity	$109,415			$112,606
Net interest income			$2,610			$2,299
Net interest margin(7)		10.94%			10.68%
Net yield on interest-earning assets(8)		9.50%			8.09%
Interest rate spread(9)		9.25%			7.88%

	For the Six Months Ended June 30,
	2022			2021
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$8,574	0.54%	$23	$17,521	0.11%	$11
Restricted cash	405	0.04%	NM	519	0.03%	NM
Other short-term investments	—	—%	—	354	0.12%	NM
Investment securities	6,142	2.26%	69	9,478	2.07%	97
Loan receivables(1)
Credit card loans(2)(3)	74,487	12.70%	4,692	68,068	12.62%	4,259
Private student loans	10,272	7.58%	386	10,101	7.39%	370
Personal loans	6,945	11.96%	412	6,979	12.79%	442
Other loans	2,517	5.53%	69	1,948	5.76%	56
Total loan receivables	94,221	11.90%	5,559	87,096	11.87%	5,127
Total interest-earning assets	109,342	10.42%	5,651	114,968	9.18%	5,235
Allowance for credit losses	(6,730)			(7,776)
Other assets	6,060			6,067
Total assets(4)	$108,672			$113,259
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$19,989	1.57%	156	$25,899	1.97%	253
Money market deposits	8,267	0.74%	30	8,173	0.53%	21
Other interest-bearing savings deposits	43,020	0.59%	127	40,608	0.44%	89
Total interest-bearing deposits	71,276	0.89%	313	74,680	0.98%	363
Borrowings
Short-term borrowings	402	0.58%	1	—	—%	—
Securitized borrowings(5)(6)(7)	8,002	1.58%	63	10,565	1.04%	54
Other long-term borrowings(8)(9)	9,307	4.01%	185	10,285	3.69%	189
Total borrowings	17,711	2.83%	249	20,850	2.35%	243
Total interest-bearing liabilities	88,987	1.27%	562	95,530	1.28%	606
Other liabilities and stockholders’ equity(8)	19,686			17,729
Total liabilities and stockholders’ equity	$108,673			$113,259
Net interest income			$5,089			$4,629
Net interest margin(9)		10.89%			10.72%
Net yield on interest-earning assets(10)		9.39%			8.12%
Interest rate spread(11)		9.15%			7.90%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $86 million and $71 million of amortization of balance transfer fees for the three months ended June 30, 2022 and 2021, respectively, and $162 million and $144 million for the six months ended June 30, 2022 and 2021, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the three and six months ended June 30, 2022 and 2021.
(4)The return on average assets, based on net income, was 1.02% and 1.51% for the three months ended June 30, 2022 and 2021, respectively, and 2.17% and 2.91% for the six months ended June 30, 2022 and 2021, respectively.
(5)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three and six months ended June 30, 2022 and 2021.
(6)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and six months ended June 30, 2022 and 2021.
(7)Includes the impact of terminated derivatives formerly designated as fair value hedges for the three and six months ended June 30, 2022 and 2021.
(8)The return on average stockholders' equity, based on net income, was 7.81% and 13.45% for the three months ended June 30, 2022 and 2021, respectively, and 16.79% and 27.32% for the six months ended June 30, 2022 and 2021, respectively.
(9)Net interest margin represents net interest income as a percentage of average total loan receivables.
(10)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(11)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Impact of the COVID-19 Pandemic on the Loan Portfolio
The COVID-19 pandemic and its impact on the economy significantly affected our sales volume and credit card loan growth during the first half of 2021. We tightened credit standards for new accounts and for growing existing accounts across all products and reduced our marketing and customer acquisition expenditures at the onset of the pandemic. Recognizing the strong economic recovery from the COVID-19 pandemic-induced recession, we returned most of our underwriting criteria to pre-pandemic standards and resumed our investment in marketing and business development during the second quarter of 2021. This change in our credit underwriting, in addition to changes in consumer spending behavior, increased marketing and the re-opening of the U.S. economy upon expiration of certain COVID-19 containment measures, contributed to an increase in sales volume for the three and six months ended June 30, 2022, when compared to the same periods in 2021. Our outstanding loan receivables as of June 30, 2022, increased when compared to December 31, 2021, due to strong sales and new account growth.
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
The table below reflects the number and balance of both new loan modifications reported as TDRs and new loan modifications excluded from the TDR designation pursuant to the CARES Act (dollars in millions):

	Accounts that entered a loan modification program and were classified as TDRs during the period		Accounts that entered a loan modification program and were exempt from the TDR designation pursuant to the CARES Act(1)
	Number of Accounts	Balances	Number of Accounts	Balances
For the Three Months Ended June 30, 2022
Credit card loans	49,341	$313	—	$—
Private student loans	1,523	$29	—	$—
Personal loans	1,603	$22	—	$—

For the Three Months Ended June 30, 2021
Credit card loans	14,221	$94	23,983	$177
Private student loans	127	$3	2,666	$50
Personal loans	824	$11	261	$4

For the Six Months Ended June 30, 2022
Credit card loans	103,852	$657	—	$—
Private student loans	3,278	$60	—	$—
Personal loans	2,762	$37	—	$—

For the Six Months Ended June 30, 2021
Credit card loans	34,923	$229	69,524	$497
Private student loans	253	$5	4,713	$89
Personal loans	2,214	$28	938	$15

(1)Accounts that entered into a loan modification on or after January 1, 2022, are not eligible for this exemption.
The number and balance of new credit card loan modifications increased during the three months ended June 30, 2022, when compared to total modifications, including both TDRs and those exempt from the TDR designation, in the same period in 2021. The increase was primarily due to the expiration of government stimulus and disaster relief programs.
During the six months ended June 30, 2022, the number of new credit card loan modifications was relatively flat, when compared to total modifications, including both TDRs and those exempt from the TDR designation, in the same period in 2021. The balance of new credit card loan modifications decreased due to a decline in the average balance of new credit card loan modifications.

The number and balance of new private student loan modifications decreased during the three and six months ended June 30, 2022, when compared to total modifications, including both TDRs and those exempt from the TDR designation, in the same periods in 2021. The decrease was primarily due to program eligibility changes.
The number and balance of new personal loan modifications increased during the three months ended June 30, 2022, when compared to total modifications, including both TDRs and those exempt from the TDR designation, in the same period in 2021. The increase was primarily driven by the expiration of government stimulus and disaster relief programs. During the six months ended June 30, 2022, the number and balance of new personal loans modifications decreased when compared to total modifications, including both TDRs and those exempt from the TDR designation, in the same periods of 2021. The decrease was primarily due to program eligibility changes.
The following table provides the number of accounts that exited a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act and corresponding outstanding balances along with the amount of the outstanding balances that were delinquent (30 or more days past due) upon exiting the temporary loan modification program (dollars in millions):

	For the Three Months Ended June 30,
	2022			2021
	Number of Accounts	Outstanding Balances	Balances Delinquent(1)	Number of Accounts	Outstanding Balances	Balances Delinquent(1)
Credit card loans	22,054	$131	$29	54,066	$320	$44
Private student loans	1,603	$32	NM	1,876	$34	NM
Personal loans	179	$2	NM	1,406	$19	NM

	For the Six Months Ended June 30,
	2022			2021
	Number of Accounts	Outstanding Balances	Balances Delinquent(1)	Number of Accounts	Outstanding Balances	Balances Delinquent(1)
Credit card loans	59,392	$328	$66	113,645	$701	$94
Private student loans	3,465	$67	NM	3,734	$66	NM
Personal loans	528	$7	NM	2,794	$40	NM

(1)Includes balances charged off at the end of the month the account exited the temporary loan modification program. The balances charged off were not meaningful for the three and six months ended June 30, 2022 and 2021.
Our estimate of expected loss reflected in our allowance for credit losses includes the risk associated with all loans, including all modified loans. Refer to Note 3: Loan Receivables to our condensed consolidated financial statements for more details on modification programs, TDRs and the allowance for credit losses.
Loan receivables consist of the following (dollars in millions):

	June 30, 2022	December 31, 2021
Credit card loans	$79,237	$74,369
Other loans
Private student loans	10,074	10,113
Personal loans	7,145	6,936
Other loans	2,845	2,266
Total other loans	20,064	19,315
Total loan receivables	99,301	93,684
Allowance for credit losses	(6,757)	(6,822)
Net loan receivables	$92,544	$86,862

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
The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended June 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2022	$5,120	$870	$613	$44	$6,647
Additions
Provision for credit losses(1)	568	(11)	(20)	2	539
Deductions
Charge-offs	(587)	(33)	(39)	—	(659)
Recoveries	206	6	18	—	230
Net charge-offs	(381)	(27)	(21)	—	(429)
Other	—	—	—	—	—
Balance at June 30, 2022	$5,307	$832	$572	$46	$6,757

	For the Three Months Ended June 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2021	$5,640	$862	$804	$41	$7,347
Additions
Provision for credit losses(1)	181	(21)	(28)	3	135
Deductions
Charge-offs	(620)	(20)	(48)	—	(688)
Recoveries	208	7	17	—	232
Net charge-offs	(412)	(13)	(31)	—	(456)
Other	—	—	—	—	—
Balance at June 30, 2021	$5,409	$828	$745	$44	$7,026

	For the Six Months Ended June 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	746	34	(50)	2	732
Deductions
Charge-offs	(1,128)	(57)	(77)	—	(1,262)
Recoveries	416	12	37	—	465
Net charge-offs	(712)	(45)	(40)	—	(797)
Other	—	—	—	—	—
Balance at June 30, 2022	$5,307	$832	$572	$46	$6,757

	For the Six Months Ended June 30, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	(196)	15	(32)	6	(207)
Deductions
Charge-offs	(1,283)	(40)	(112)	—	(1,435)
Recoveries	397	13	32	—	442
Net charge-offs	(886)	(27)	(80)	—	(993)
Other	—	—	—	—	—
Balance at June 30, 2021	$5,409	$828	$745	$44	$7,026

(1)Excludes a $10 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended June 30, 2022, and $29 million and $23 million for the six months ended June 30, 2022 and 2021, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.

The allowance for credit losses was approximately $6.8 billion at June 30, 2022, which reflects a $110 million build over March 31, 2022 and a $65 million release from December 31, 2021. The build in the allowance for credit losses between June 30, 2022 and March 31, 2022, was driven by loan growth, partially offset by the continued strength of our loan portfolio's credit performance. The release in the allowance for credit losses between June 30, 2022 and December 31, 2021, was primarily driven by the continued strength of our loan portfolio's credit performance.
Our allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at June 30, 2022, we used a macroeconomic forecast that projected (i) a peak unemployment rate of 5.0%, decreasing to 4.6% through the end of 2022 and 2023; and (ii) 2.5% and 1.5% annualized growth in the real gross domestic product for 2022 and 2023, respectively. Labor market conditions, which historically have been an important determinant of credit loss trends, remain strong as of June 30, 2022. The unemployment rate and both initial and continuing jobless claims remain near their historical lows. In addition, a very high number of job openings indicates robust labor demand.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior and payment trends, as well as higher consumer price inflation experienced in the first half of 2022 and the fiscal and monetary policy responses to that inflation. During the first half of 2022, the Federal Reserve raised its benchmark federal funds rate multiple times and signaled additional rate hikes throughout the remainder of the year. In recognition of the evolving macroeconomic environment, the estimation of the allowance for credit losses has required significant management judgment.
The forecast period we deemed to be reasonable and supportable was 18 months for all periods presented. The 18-month reasonable and supportable forecast period was deemed appropriate given the current economic conditions and relative consistency among the macroeconomic forecasts. For all periods presented, we determined that a reversion period of 12 months was appropriate for similar reasons. We applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented.
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three months ended June 30, 2022, the provision for credit losses increased by $404 million, or 299%, compared to the same period in 2021, primarily due to a reserve build in the current period versus a reserve release in the prior period. The reserve build during the three months ended June 30, 2022, was primarily driven by loan growth, partially offset by the continued strength of our portfolio's credit quality. The reserve release for the three months ended June 30, 2021, was primarily driven by improvements in the macroeconomic factors and continued stable credit performance. For the six months ended June 30, 2022, the provision for credit losses increased by $939 million, or 454%, compared to the same period in 2021, primarily due to a lower reserve release in the current period compared to the prior period. The reserve release during the six months ended June 30, 2022, was driven by the continued strength of our portfolio's credit quality, partially offset by loan growth. The reserve release during the six months ended June 30, 2021, was primarily driven by improvements in the macroeconomic factors, continued stable performance and a reduction in loan receivables.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	$	%	$	%	$	%	$	%
Credit card loans	$381	2.01%	$412	2.45%	$712	1.93%	$886	2.63%
Private student loans	$27	1.08%	$13	0.53%	$45	0.88%	$27	0.53%
Personal loans	$21	1.21%	$31	1.80%	$40	1.17%	$80	2.30%

The net charge-offs and net charge off rates for credit card and personal loans decreased for the three and six months ended June 30, 2022, when compared to the same periods in 2021. The decrease in net charge-offs for credit card was primarily driven by lower average balances at charge off. The net charge-off rate for credit card also benefited from higher average outstanding loan receivables period-over-period. The decrease in net charge-offs for personal loans was mainly driven by the continued benefit from tighter credit underwriting standards implemented in 2020. The net charge-offs and net charge off rate for private student loans increased for the three and six months ended June 30, 2022, when compared to the same periods in 2021. The increase in net charge-offs was driven by the normalization of credit and the diminishing benefit from pandemic programs.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency and loans restructured in TDR programs (dollars in millions):

	June 30, 2022		December 31, 2021
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$1,392	1.76%	$1,232	1.66%
Private student loans	$168	1.66%	$157	1.55%
Personal loans	$45	0.63%	$48	0.69%

Total loan receivables	$1,621	1.61%	$1,451	1.55%

Loans 90 or more days delinquent(1)
Credit card loans	$633	0.80%	$562	0.76%
Private student loans	$40	0.39%	$36	0.35%
Personal loans	$13	0.18%	$13	0.20%

Total loan receivables	$694	0.69%	$618	0.66%

Loans not accruing interest	$199	0.18%	$225	0.24%

Troubled debt restructurings:
Credit card loans(2)(3)(4)
Currently enrolled	$1,178	1.49%	$833	1.12%
No longer enrolled	214	0.27	267	0.36
Total credit card loans	$1,392	1.76%	$1,100	1.48%
Private student loans(5)	$284	2.82%	$249	2.46%
Personal loans(6)	$175	2.45%	$187	2.70%

(1)Credit card loans that were 90 or more days delinquent at June 30, 2022 and December 31, 2021, included $61 million and $73 million, respectively, in modified loans exempt from the TDR designation pursuant to the CARES Act. Within private student and personal loans that were 90 or more days delinquent at June 30, 2022 and December 31, 2021, the respective amounts associated with modifications exempt from the TDR designation under the CARES Act were immaterial.
(2)We estimate that interest income recognized on credit card loans restructured in TDR programs was $29 million and $27 million for the three months ended June 30, 2022 and 2021, respectively, and $52 million and $60 million for the six months ended June 30, 2022 and 2021, respectively. We do not separately track interest income on loans in TDR programs. We estimate this amount by applying an average interest rate to the average loans in the various TDR programs.
(3)We estimate that the incremental interest income that would have been recorded in accordance with the original terms of credit card loans restructured in TDR programs was $33 million and $35 million for the three months ended June 30, 2022 and 2021, respectively, and $63 million and $72 million for the six months ended June 30, 2022 and 2021, respectively. We do not separately track the amount of incremental interest income that would have been recorded if the loans in TDR programs had not been restructured and interest had instead been recorded in accordance with the original terms. We estimate this amount by applying the difference between the average interest rate earned on non-modified loans and the average interest rate earned on loans in the TDR programs to the average loans in the TDR programs.
(4)Credit card loans restructured in TDR programs include $66 million and $45 million at June 30, 2022 and December 31, 2021, respectively, which are also included in loans 90 or more days delinquent.
(5)Private student loans restructured in TDR programs include $8 million and $7 million at June 30, 2022 and December 31, 2021, respectively, which are also included in loans 90 or more days delinquent.
(6)Personal loans restructured in TDR programs include $4 million at June 30, 2022 and December 31, 2021, which are also included in loans 90 or more days delinquent.
The 30-day and 90-day delinquency rates in the table above include all loans, including TDRs, modified loans exempt from TDR status and prior modifications that are no longer required to be reported as TDRs. The 30-day and 90-day delinquency rates for credit card and private student loans at June 30, 2022, increased compared to December 31, 2021. The increase was primarily driven by the normalization of credit as the impacts of government stimulus and disaster relief programs continue to wane. The 30-day and 90-day delinquency rates for personal loans at June 30, 2022, decreased compared to December 31, 2021, driven by continued benefit from tighter underwriting standards that we implemented in 2020.
The balance of credit card and private student loans reported as TDRs increased at June 30, 2022, compared to December 31, 2021, primarily due to the expiration of the CARES Act exemption for new modifications effective January 1, 2022. The balance of personal loans reported as TDRs decreased at June 30, 2022, compared to December 31, 2021, primarily due to the impact of tighter underwriting standards that were implemented in early 2020, resulting in a lower balance of personal loans entering into our loan modification programs, partially offset by enrollments in loan modification programs that are no longer exempt from the TDR designation under the CARES Act. To provide additional clarity with respect to credit card loans classified as TDRs, the table above presents loans that are currently enrolled in modification programs separately from loans that have exited those programs but retain that classification.
The following table provides the balance of loan receivables restructured through a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act (dollars in millions):

	June 30, 2022		December 31, 2021
	$	%	$	%
Credit card loans	$1,354	1.71%	$1,620	2.18%
Private student loans	$211	2.09%	$242	2.39%
Personal loans	$29	0.41%	$45	0.65%

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
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2022 vs 2021 Increase (Decrease)		For the Six Months Ended June 30,		2022 vs. 2021 Increase
	2022	2021	$	%	2022	2021	$	%
Discount and interchange revenue, net(1)	$390	$339	$51	15%	$710	$580	$130	22%
Protection products revenue	42	43	(1)	(2)%	86	86	—	—%
Loan fee income	142	105	37	35%	282	212	70	33%
Transaction processing revenue	61	58	3	5%	118	109	9	8%
Unrealized (losses) gains on equity investments	(169)	729	(898)	(123)%	(357)	729	(1,086)	(149)%
Realized gains on equity investments	127	—	127	NM	153	—	153	NM
Other income	21	6	15	250%	45	29	16	55%
Total other income	$614	$1,280	$(666)	(52)%	$1,037	$1,745	$(708)	(41)%

(1)Net of rewards, including Cashback Bonus rewards, of $743 million and $598 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 billion and $1.1 billion for the six months ended June 30, 2022 and 2021, respectively..
Total other income decreased for the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to the change in fair value of equity investments offset by increases in realized gains on equity investments, net discount and interchange revenue and loan fee income. The fair value adjustments are the result of investments in payment services entities that are carried at fair value because the shares are actively traded. The fair value adjustments resulted in the recognition of unrealized losses in the current periods and unrealized gains in the prior year periods. Realized gains on equity investments increased due to sales in the current periods. The increase in discount and interchange revenue was partially offset by an increase in rewards cost, both of which were the result of higher sales volume. Loan fee income increased primarily due to a higher volume of late payments.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2022 vs. 2021 Increase (Decrease)		For the Six Months Ended June 30,		2022 vs. 2021 Increase (Decrease)
	2022	2021	$	%	2022	2021	$	%
Employee compensation and benefits	$515	$498	$17	3%	$1,015	$1,004	$11	1%
Marketing and business development	254	175	79	45%	446	329	117	36%
Information processing and communications	121	145	(24)	(17)%	246	254	(8)	(3)%
Professional fees	189	187	2	1%	366	369	(3)	(1)%
Premises and equipment	24	22	2	9%	48	46	2	4%
Other expense	120	195	(75)	(38)%	232	301	(69)	(23)%
Total other expense	$1,223	$1,222	$1	NM	$2,353	$2,303	$50	2%

Total other expense was relatively flat for the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to an increase in marketing and business development offset by a decrease in other expense. For the three months ended June 30, 2022, the increase in marketing and business development was also offset by a decrease in information processing and communications. The increase in marketing and business development was driven by higher card acquisition and brand advertising, and growth investments in consumer banking. Other expense decreased due to a write-off of Diners Club intangible assets in the prior year periods. The decrease in information processing and communications was due to software write-offs in the prior year period.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Income before income taxes	$1,452	$2,222	$3,070	$4,301
Income tax expense	$341	$524	$717	$1,010
Effective income tax rate	23.5%	23.6%	23.4%	23.5%

Income tax expense decreased $183 million and $293 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, due to a decrease in pretax income. The effective tax rate was relatively flat for the three and six months ended June 30, 2022, as compared to the same periods in 2021.
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
Funding Sources
Deposits
We offer deposit products to customers through two channels: (i) direct marketing, internet origination and affinity relationships ("direct-to-consumer deposits"); and (ii) contractual arrangements with securities brokerage firms ("brokered deposits"). Direct-to-consumer deposits include online savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking/debit accounts. Brokered deposits include certificates of deposit and sweep accounts. In December 2020, the Federal Deposit Insurance Corporation ("FDIC") issued the final rule on revisions to its brokered deposits regulation. In accordance with this final rule, our regulatory reporting reflects the changes required to deposit categorizations. Specifically, certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships will no longer be categorized as brokered for regulatory reporting purposes. At June 30, 2022, we had $63.2 billion of direct-to-consumer deposits and $13.2 billion of brokered deposits, of which there are $67.8 billion of deposit balances due in less than one year and $8.6 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At June 30, 2022, we had $9.0 billion of outstanding public asset-backed securities and $3.2 billion of outstanding subordinated asset-backed securities that had been issued to our wholly owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended June 30, 2022, the DiscoverSeries three-month rolling average excess spread was 13.66%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization-related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of June 30, 2022, there were $24.8 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three and six months ended June 30, 2022. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly owned subsidiaries (dollars in millions):

At June 30, 2022	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$9,006	$2,990	$6,016

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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At June 30, 2022, we had total committed borrowing capacity of $1.8 billion based on the amount and type of assets pledged, nearly all of which was outstanding as a short-term draw. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Private Student Loans
At June 30, 2022, $93 million of principal was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying private student loans will reduce the balance of these secured borrowings over time.

Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At June 30, 2022	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2022-2027	$3,100
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2022-2031	$167
Discover Bank fixed-rate senior bank notes, maturing 2023-2030	$5,350
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At June 30, 2022, $453 million of interest on our fixed-rate debt is due in less than one year and $1.2 billion of interest is due in one year and thereafter. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for more information on the maturities of our long-term borrowings. Certain DFS senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and corresponding ratings downgrade below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At June 30, 2022, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, we have access to short-term advance structures through the FHLB of Chicago and privately placed asset-backed securitizations. At June 30, 2022, there was $1.8 billion in short-term advances outstanding from the FHLB.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. At June 30, 2022, we had a total committed capacity of $3.5 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of June 30, 2022, Discover Bank had $36.5 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of June 30, 2022, we have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At June 30, 2022, our unused credit arrangements were approximately $223.3 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications, global merchant acceptance and cashback rewards, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of June 30, 2022, we have debt obligations, common stock and preferred stock outstanding. Refer to “— Funding Sources” and “— Capital” for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
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
Discover Card Execution Note Trust (DCENT)
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
Our primary contingency liquidity sources include our liquidity portfolio securities, which we could sell, repo or borrow against, and private securitizations with unused borrowing capacity. In addition, we could borrow FHLB advances by pledging securities to the FHLB of Chicago. Moreover, we have unused borrowing capacity with the Federal Reserve discount window, which provides an additional source of contingency liquidity. We seek to maintain sufficient liquidity to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In such an environment, we may also take actions to curtail the size of our balance sheet, which would reduce the need for funding and liquidity.
At June 30, 2022, our liquidity portfolio is composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities ("RMBS") issued by U.S. government agencies or U.S. GSEs. These investments are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.

At June 30, 2022, our liquidity portfolio and undrawn credit facilities were $56.2 billion, which is $3.3 billion higher than the balance at December 31, 2021. Our liquidity portfolio and undrawn credit facilities grew in the second quarter of 2022 primarily as a result of the issuance of $1.4 billion of asset backed securitizations. During the three and six months ended June 30, 2022, the average balance of our liquidity portfolio was $14.5 billion and $14.9 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	June 30, 2022	December 31, 2021
Liquidity portfolio
Cash and cash equivalents(1)	$10,694	$8,080
Investment securities(2)	5,510	6,879
Total liquidity portfolio	16,204	14,959
Private asset-backed securitizations(3)	3,500	3,500
Federal Home Loan Bank of Chicago	12	150
Primary liquidity sources	19,716	18,609
Federal Reserve discount window(3)	36,463	34,254
Total liquidity portfolio and undrawn credit facilities	$56,179	$52,863

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $12 million and $27 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2022 and December 31, 2021, respectively.
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
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of RWAs. For Category IV firms, including DFS, the Federal Reserve calculates each firm's SCB biennially in even-numbered calendar years, and did so in 2022. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year's supervisory stress tests as part of the Federal Reserve's CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm's annual capital plan. On August 5, 2021, the Federal Reserve notified DFS of its adjusted SCB requirement of 3.6% based on the planned common stock dividends in the 2021 Capital Plan. DFS’ SCB was effective on October 1, 2021, and slightly increased from our SCB in effect for the preceding year, which was 3.5%. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
DFS elected to not participate in the Federal Reserve's supervisory stress test in 2021, but did participate in 2022. As part of CCAR, DFS submitted an annual capital plan by the April 5, 2022 due date ("2022 Capital Plan"). On June 23, 2022, the Federal Reserve released results of the 2022 CCAR stress test. Discover’s results showed strong capital levels under stress, well above regulatory minimums. These results will be used to set the new SCB effective October 1, 2022. While the Federal Reserve will not announce final SCB requirements until August, Discover’s preliminary SCB is 2.5%, the lowest possible requirement.
At June 30, 2022, DFS and Discover Bank met the requirements for "well-capitalized" status under the Federal Reserve's Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At June 30, 2022, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure for different companies.

The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	June 30, 2022	December 31, 2021
Total common stockholders' equity(1)	$12,708	$12,352
Less: goodwill	(255)	(255)
Tangible common equity	$12,453	$12,097

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared the following common stock dividends during 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share
2022
July 20, 2022	August 25, 2022	September 08, 2022	$0.60
April 27, 2022	May 26, 2022	June 09, 2022	0.60
January 18, 2022	February 18, 2021	March 04, 2021	0.50
Total common stock dividends			$1.70

2021
October 19, 2021	November 24, 2021	December 09, 2021	$0.50
July 20, 2021	August 19, 2021	September 02, 2021	0.50
April 20, 2021	May 20, 2021	June 03, 2021	0.44
January 19, 2021	February 18, 2021	March 04, 2021	0.44
Total common stock dividends			$1.88

Our Board of Directors declared the following Series C preferred stock dividends during 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2022
July 20, 2022	October 14, 2022	October 31, 2022	$27.50
January 18, 2022	April 15, 2022	May 02, 2022	27.50
Total Series C preferred stock dividends			$55.00

2021
July 20, 2021	October 15, 2021	November 01, 2021	$27.50
January 19, 2021	April 15, 2021	April 30, 2021	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2022
July 20, 2022	September 08, 2022	September 23, 2022	$30.625
January 18, 2022	March 08, 2022	March 23, 2022	30.625
Total Series D preferred stock dividends			$61.25

2021
July 20, 2021	September 08, 2021	September 23, 2021	$30.625
January 19, 2021(1)	March 08, 2021	March 23, 2021	46.110
Total Series D preferred stock dividends			$76.735

(1)The dividend includes $30.63 semi-annual dividend per depositary share plus $15.48 to account for the long first dividend period.

Our Board of Directors approved a new share repurchase program in April 2022. The new program authorizes up to $4.2 billion of share repurchases through June 30, 2023. This share repurchase authorization replaced a $2.4 billion share repurchase program, which expired on March 31, 2022. If and when we repurchase our shares under the program, we may use various methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. During the three months ended June 30, 2022, we repurchased approximately 6 million shares for approximately $600 million. During the six months ended June 30, 2022, we repurchased approximately 14 million shares for approximately $1.5 billion.
The amount and size of any future dividends and share repurchases will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors. We have suspended until further notice our existing share repurchase program because of an internal investigation relating to our student loan servicing practices and related compliance matters. The investigation is ongoing and is being conducted by a board-appointed independent special committee. The declaration and payment of future dividends and the amount thereof are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary (Discover Bank) can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or could adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.

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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At June 30, 2022, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest-rate-sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12 months. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or Secured Overnight Financing Rate ("SOFR"), which will reset before the end of the next 12 months, or liabilities that have fixed rates at the fiscal period end but will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the next 12 months, are also considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
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
Our current short-term interest rate risk position is modestly asset-sensitive. We believe this position is prudent given benchmark interest rates have been prone to rise as the Federal Reserve has raised its federal funds rate target in response to high inflation. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At June 30, 2022		At December 31, 2021
Basis point change	$	%	$	%
+100	$198	1.74%	$154	1.51%
-100	$(192)	(1.68)%	NM	NM

For the current period, an estimated impact on net interest income of a decrease in interest rates is provided as a result of the Federal Reserve’s recent policy to increase benchmark interest rates to combat inflation. For the prior period, a similar estimate was not provided as many of our interest rate sensitive assets and liabilities were tied to interest rates (i.e., prime and federal funds) that were near their historical minimum levels and, therefore, could not materially decrease.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs (1)
April 1 - 30, 2022
Repurchase program(1)	—	$—	—	$4,200,000
Employee transactions(2)	951	$112.23	N/A	N/A
May 1 - 31, 2022
Repurchase program(1)	2,655,357	$107.90	2,655,357	$3,913,490
Employee transactions(2)	6,858	$112.22	N/A	N/A
June 1 - 30, 2022
Repurchase program(1)	3,092,353	$101.38	3,092,353	$3,600,000
Employee transactions(2)	174	$102.90	N/A	N/A

Total
Repurchase program(1)	5,747,710	$104.39	5,747,710	$3,600,000
Employee transactions(2)	7,983	$112.01	N/A	N/A

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
Date: July 27, 2022