Form 10-K
period 2022-12-31
Discover Financial Services
filed 2023-02-23
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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

Large Accelerated Filer	☒	Accelerated Filer	☐	Smaller Reporting Company	☐
Non-accelerated Filer	☐			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $82,497,990,080.
As of February 17, 2023, there were 261,934,442 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 11, 2023 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended December 31, 2022

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

Part I.
Part I | Item 1.    Business
Introduction
Discover Financial Services (the “Company”) is a digital banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, private student loans, personal loans, home loans and deposit products. We had $112.1 billion in loan receivables and $70.5 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2022. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the United States of America (“U.S.”) for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
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
Credit Cards
We currently offer and issue credit cards to consumers. Our credit card customers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earned on revolving credit card balances comprised approximately 83% of our total interest income for the year ended December 31, 2022. We also charge customers other fees as specified in the cardmember agreements. These may include fees for late payments, returned checks, balance transfer transactions and cash advance transactions.
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
We market our private student loans primarily through digital channels, direct mail, email and media advertising. We also work with schools to create awareness of our products with students and their families. Students can apply for our private student loans online or by telephone and we have dedicated staff within our call centers to service private student loans. We invite applicants who qualify to apply with a creditworthy cosigner, which may improve the likelihood of loan approval and a lower interest rate.
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
Home Loans
Our home loans are intended for multiple purposes, including mortgage refinance, debt consolidation, home improvement and other major expenses. These loans are closed-end with fixed interest rates, terms and payments, and are secured by a first or second lien on a customer’s home. These loans require monthly payment over a 10 to 30-year term. Customers may elect to make larger than minimum payments without being subject to a prepayment penalty. Customers do not pay origination fees or third-party costs during the application process or at closing, but they may be required to reimburse certain third-party costs if the loan is repaid in full within three years. Customers may also be subject to additional charges, including late fees and returned payment charges.
We market home loans primarily through direct mail, digital channels and email. Prospective applicants can obtain information and apply online or by telephone.
Deposits
We obtain deposits from consumers directly or through affinity relationships (“direct-to-consumer deposits”). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers (“brokered deposits”). Our direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts, while our brokered deposit products include certificates of deposit and sweep accounts. All of our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. We do not pay interest on checking account balances and instead offer cashback rewards for certain debit card purchases. Certificates of deposit are offered on a range of tenors from three months through ten years with interest rates that are fixed for the full period. There are minimum balance requirements to open certificates of deposit and penalties for early withdrawals. There are no minimum balance requirements to open money market accounts and savings accounts. Money market accounts and savings accounts have limitations on withdrawal frequency and interest rates on these accounts are subject to change at any time. Service charges apply to outgoing wire transfers only and availability of funds varies based on type and method of deposit and other factors.
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
PULSE
Our PULSE network is a leader in debit payments, cash access and account transfers. PULSE links cardholders served by financial institutions to ATMs and point-of-sale (“POS”) terminals located throughout the U.S., including cardholders at financial institutions that PULSE has direct relationships and through agreements PULSE has with other debit networks. PULSE also provides cash access at ATMs internationally.
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
Diners Club
Our Diners Club business maintains a global acceptance network through its relationships with licensees, which are generally financial institutions. We do not directly issue Diners Club cards to consumers, but grant our licensees the right to issue Diners Club-branded cards and/or provide card acceptance services. Our licensees pay us royalties for the right to use the Diners Club brand, which is our primary source of Diners Club revenues. We also earn revenue from providing various support services to our Diners Club licensees, including processing and settlement of cross-border transactions. We also provide a centralized service center and technological services to our licensees.
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
Product Development
To attract and retain customers and merchants, we continue to develop new programs, features and benefits and market them through various channels, including television, radio, mail and digital. Marketing efforts may promote various features including, but not limited to, no annual fee, Cashback Bonus and promotional offers, as well as various free benefits such as Online Privacy Protection, FICO Credit Score, Freeze it, Spend Analyzer and Social Security Number Alerts. By developing an extensive prospect database, using credit bureau data and using a customer contact strategy and management system, we continuously develop our modeling and customer engagement capabilities that helps optimize the product, pricing and channel selection.
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
•Discover it Business card, which we no longer offer for new accounts, offers a 1.5% Cashback Bonus on all purchases.
•Discover More card, which we no longer offer for new accounts, offers a 5% Cashback Bonus in categories that change each quarter, which customers must activate each quarter, up to a quarterly maximum. Customers earn a full 1% after they make $3,000 in purchases annually, based on their anniversary date, and 0.25% on their first $3,000 and all wholesale and discount store purchases.
Protection Products
We currently sell Identity Theft Protection and we service and maintain existing enrollments of the Payment and Wallet Protection products detailed below for our credit card customers.
•Identity Theft Protection includes an initial credit report, credit bureau report monitoring at the three major credit bureaus, alerts to customers when key changes to their credit bureau files are made, monitoring that notifies a customer if their personal identifying information is illegally shared on the dark web, identity theft insurance of up to $1,000,000 to cover certain expenses due to identity theft and access to knowledgeable professionals who can help resolve issues.
•Payment Protection allows customers to suspend their minimum payments due for up to two years, depending on the qualifying event and product level, when certain qualifying life events occur. While on this benefit, customers have no minimum monthly payment and are not charged interest, late fees or other product fees. This product covers various events, such as unemployment, disability, Federal or State disasters and other life events, such as marriage or the birth of a child. Depending on the product level and availability under state laws, outstanding balances up to $10,000 or $25,000, are cancelled in the event of death.
•Wallet Protection offers convenience if a customer’s wallet is lost or stolen, including requesting cancellation and replacement of the customer’s credit and debit cards, monitoring the customer’s credit bureau reports at the three major credit bureaus for 180 days and alerting them to key changes to their credit files, and providing up to $100 to replace the customer’s wallet or purse.
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
Discover Global Network Operations
We support our merchants through a merchant acquiring model that includes direct relationships with large merchants in the U.S. and arrangements with merchant acquirers generally for small- and mid-size merchants. Additionally, Discover Network cards are widely accepted and acceptance continues to grow in a number of countries around the world on the Diners Club network, or through reciprocal acceptance arrangements made with international payment networks (i.e., Network Alliances).
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
Our approach to technology development and management involves both third-party and in-house resources. We use third-party vendors for technology services (e.g., cloud, telecommunications, hardware and operating systems) as well as for processing and other services for our digital banking and payment services businesses. We subject each vendor to a formal approval process, which includes, among other things, a security assessment, to ensure that the vendor can assist us in maintaining a cost-effective, reliable and secure technology platform. We use our in-house resources to build, maintain and oversee some of our technology systems. We believe this approach enhances our operations and improves cost efficiencies.
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
Competition
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms and payment networks, based on several factors, including brand, reputation, customer service, product and service offerings, incentives, pricing, e-commerce and digital wallet participation, and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase, Capital One and Citibank) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include no annual fees, cash rewards, conservative portfolio management and strong, 100% U.S.-based customer service. Competition based on rewards and other card features and benefits continues to be strong. Our private student loan product competes for customers with Sallie Mae and Citizens Bank, as well as other lenders that offer private student loans. Our personal loan product competes for customers primarily with financial institutions (including Citibank and American Express) and non-traditional lenders (including Lending Club and Upstart). Our home loan product faces competition primarily from national and regional mortgage lenders.
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
In our payment services business, we compete with other networks for volume and to attract network partners to issue credit, debit and prepaid cards on the Discover, PULSE and Diners Club networks. We generally compete on the basis of customization of services and various pricing strategies, including incentives and rebates. We also compete on the basis of issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality, customer perception of service quality, brand image, reputation and market share. The Discover and Diners Club networks’ primary competitors are Visa, MasterCard and American Express. PULSE’s network competitors include Visa’s Interlink, MasterCard’s Maestro and First Data’s STAR. American Express is a particularly strong competitor to Diners Club as both cards target international business travelers. As the payments industry continues to evolve, we are also facing ongoing competition from financial technology firms and alternative payment solutions, which leverage new technologies and a customer’s existing deposit and credit card accounts and bank relationships to create payment or other fee-based solutions.
In our direct-to-consumer deposits business, we have acquisition and servicing capabilities similar to other large banks, including Ally, American Express, Barclays, Capital One, Goldman Sachs, Synchrony and USAA. We compete with banks and credit unions that source deposits through branch locations and direct channels. We seek to differentiate our deposit product offerings on the basis of brand reputation, digital experience, customer service and value.
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
Human Capital
The success of our business is highly dependent on attracting, retaining and developing employees with the necessary skills and experience to support our customers, our business and our strategy. We employed approximately 20,200 individuals at December 31, 2022, which consisted primarily of full-time employees in the U.S. Additionally, we employ 100% of our customer service agents within the U.S., which we believe offers a distinct competitive advantage.
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
Employee Learning and Development
Career and skill development are important components of our talent management system. In addition to on-the-job coaching and training, we provide a range of internal professional and leadership development programs that help our employees build better teams and develop the skills to advance their careers. For example, employees can access continuing education courses that cover a variety of subjects through our training and development platform. Additionally, we support our employees’ educational goals through programs that can reimburse up to 100% of tuition at certain schools.
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
Diversity, Equity and Inclusion
DE&I is a competitive differentiator for companies and something that we continue to advance at Discover. At December 31, 2022, our U.S.-based employee population was composed of 64% Women and 44% People of Color, including 12% who self-identify as Asian, 13% as Hispanic and 15% as Black. Our workforce diversity either meets or exceeds the workforce availability in each of the metropolitan areas where we have locations.
Our Executive Committee and Board of Directors regularly review our DE&I strategy and progress. Our VP, Chief Diversity Officer leads our DE&I office, which manages the development, implementation and monitoring of our enterprise-wide DE&I strategies, programs, initiatives and policies. We strive to incorporate our DE&I principles throughout our human capital management processes, including talent acquisition, learning and development, employee relations, performance management and total rewards (including pay equity).
Pay Equity
We seek to pay our employees fairly for their work and we regularly monitor our performance, addressing pay-equity discrepancies or issues as appropriate. We regularly benchmark roles and compensation data to help ensure internal pay equity. We partner with an independent, third-party consultant to conduct a company-wide pay equity analysis that considers race, ethnicity and gender. We use this analysis to identify groups with pay discrepancies, understand the underlying drivers and implement best practices to address inequity. Based on our most recent review using this approach, women and minorities at Discover earn, on average, between $0.99 and $1.03 for every $1 earned by men and non-minorities after accounting for factors such as role, tenure and geography.
Employee Engagement
Discover has consistently been recognized as a top place to work for its inclusivity and quality of the workplace, including the 100 Best Large Workplaces for Women as recognized by Fortune in 2022. We believe that a key to our employee strategy is establishing and maintaining employee engagement. We create, drive, and improve engagement through our actions and policies. In our most recent employee survey conducted in the fourth quarter of 2022, 87% of employees recommended Discover as a great place to work, which places Discover among the top 10% of all companies surveyed by Glint.
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
Accountability
We structure accountability across three lines of defense along the principles of risk management execution, oversight and independent validation. As the first line of defense, our business units seek to achieve business objectives while identifying and managing risks that arise from day-to-day operations as well as those driven by change. The principles apply across all businesses and risk types and guide the definition of specific roles and responsibilities.
Independence
Our second and third lines of defense operate independently of the business units. The second line of defense includes our corporate risk management (“CRM”) department, which is led by our Chief Risk Officer (“CRO”), who is appointed by our Board of Directors. The CRM department (i) oversees the establishment of enterprise-level risk management standards and policies; (ii) oversees the processes that are designed to be consistent with the size and complexity of our business, industry practices and applicable legal and regulatory requirements; and (iii) independently test business units’ compliance with applicable regulatory requirements. The CRO is accountable for providing our Board of Directors and executive management with an independent perspective on: the risks to which we are exposed; how well management is identifying, assessing and managing risk; and the capabilities we have in place to manage risks across the enterprise. Our internal audit department, as the third line of defense, performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across our Company. It also periodically reviews the design and operating effectiveness of our risk management program and processes, including the independence and effectiveness of our CRM function, and reports the results to our Audit Committee of the Board of the Directors (“Audit Committee”) and, where appropriate, the Risk Oversight Committee of the Board of Directors (“Risk Oversight Committee”).
Defined Risk Appetite
We operate within a risk appetite framework approved by our Board of Directors, which guides an acceptable level of risk-taking relative to desired financial returns, strategic goals and other stakeholder objectives. To that end, limits and escalation thresholds are set consistent with the risk appetite approved by our Board of Directors.
Transparency
We seek to provide transparency of exposures and outcomes, which is core to our risk culture. We provide this risk transparency through our risk committee structure and standardized processes for escalating issues and reporting. This is accomplished at several levels within the organization, including quarterly meetings held by our Risk Committee and quarterly reports to the Risk Oversight and Audit Committees of the Board of Directors, as well as regular reporting to our Risk sub-committees commensurate with the needs of our businesses. Further, our CRO is a member of our Executive Committee.
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
Risk Oversight Committee of our Board of Directors
Our Risk Oversight Committee is responsible for overseeing our risk management policies and the operations of our enterprise-wide risk management framework and our capital planning and liquidity risk management activities. The Committee is responsible for, among other things, (i) approving and periodically reviewing our risk management policies; (ii) overseeing the operation of our policies, standards and procedures for establishing our risk management governance, risk management procedures and risk-control infrastructure; (iii) overseeing the operation of processes and systems for implementing and monitoring compliance with such policies and procedures; (iv) reviewing and making recommendations to the Board of Directors, as appropriate, regarding our risk management framework, key risk management policies and our risk appetite and tolerance; (v) receiving and reviewing regular reports from our CRO on risk management deficiencies and significant risks, the status of and changes to risk exposures, policies, procedures and practices and the steps management has taken to monitor and control risk exposures; (vi) receiving reports on compliance with our risk appetite and limit structure and risk management policies, procedures and controls; and (vii) sharing information, liaising and meeting in joint session with the Audit Committee (which it may do through the Chairs of the Committees) as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
Audit Committee of our Board of Directors
With respect to the enterprise risk management framework, our Audit Committee’s responsibilities include the following: (i) discussing policies with respect to risk assessment and management; (ii) receiving and reviewing reports from our CRO and other members of management as the Committee deems appropriate on the guidelines and policies for assessing and managing our exposure to risks, the corporation’s major financial risk exposures and the steps management has taken to monitor and control such exposures; (iii) receiving and reviewing reports from management with respect to the Company’s compliance with applicable legal and regulatory requirements; and (iv) sharing information and liaising with the Risk Oversight Committee as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
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
Our Risk Committee has formed and designated a number of sub-committees to assist it in carrying out its responsibilities. These sub-committees, made up of representatives from senior levels of management, escalate issues to our Risk Committee as guided by escalation thresholds. These risk management sub-committees include the Discover Bank Credit Committee, Asset/Liability Management Committees (Discover Financial Services and Discover Bank), the Counterparty Credit Committee, the New Initiatives Committee, the Operational Risk Committee, the Capital Planning Committee, the Compliance Committee, the Technology and Information Risk Committee, the Challenge Committee, the Resolution Planning Committee and the Human Resources Risk Committee.
Chief Executive Officer
The Chief Executive Officer (“CEO”) is ultimately responsible for risk management within our Company. In that capacity, the CEO establishes a risk management culture throughout our Company and ensures that businesses operate in accordance with this risk culture.

Business Unit Heads
Our business unit heads are responsible for managing risk associated with pursuit of their strategic, financial and other business objectives. Business unit heads are responsible for (i) complying with all risk limits and risk policies; (ii) identifying and documenting risks and implementing appropriate controls; (iii) understanding and managing the overall level of risk in their organization, including the impact of the risks being accepted; (iv) explicitly considering risk when developing strategic plans, budgets and new products, (v) implementing appropriate controls when pursuing business strategies and objectives; (vi) ensuring business units test and implement business unit processes, controls and monitoring to support corporate model risk management standards such as documentation standards and reporting standards; (vii) coordinating with CRM to produce relevant, sufficient, accurate and timely risk reporting that is consistent with the processes and methodology established by CRM; (viii) ensuring sufficient financial resources and qualified personnel are deployed to control the risks inherent in the business activities; and (ix) designating, in consultation with the CRO, a Business Risk Officer to assist with the above.
Chief Risk Officer
As a member of our senior management team, the CRO chairs our Risk Committee. In addition, the CRO has oversight responsibility to establish the CRM function with capabilities to exercise its mandate across all risk categories. Our CRO reports directly to our Risk Oversight Committee and administratively to the CEO. Our CRO provides our Board of Directors and executive management with an independent perspective on (i) the risks to which our Company is exposed; (ii) how well management is identifying, assessing and managing risk; and (iii) the capabilities our Company has in place to manage risks across the enterprise.
Corporate Risk Management
The CRM department is led by the CRO and supports business units by providing objective oversight of our risk profile to help ensure that risks are managed, aggregated and reported to our Risk Committee, our Risk Oversight Committee and our Audit Committee. The CRM department participates in our Risk Committee and sub-committee meetings to provide an enterprise-wide perspective on risk, governance matters, policies and risk thresholds. The CRM department includes, but is not limited to, teams that are responsible for oversight of enterprise, operational, consumer credit, counterparty credit, market, liquidity, compliance, Bank Secrecy Act/anti-money laundering, third-party and business technology and information security risk, as well as model validation and risk testing functions.
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
Legal Organization
The legal organization plays a significant role in managing our legal risk by, among other things, identifying, interpreting and advising on legal and regulatory risks. The CRM department collaborates and coordinates closely with the legal organization. Our legal organization participates in meetings of the Risk Committee and the sub-committees of the Risk Committee in order to advise on legal and compliance risks and to inform the committees of any relevant legislative and regulatory developments. Further, our Chief Legal Officer is a member of our Executive Committee.
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
Compliance Risk
Compliance risk is the risk of material financial loss, damage to reputation or negative impact on business strategies that Discover Financial Services and its subsidiaries may suffer as a result of its failure to comply with laws, regulations, rules and key internal policies applicable to the activities of our Company. Compliance risk exposures are actively and primarily managed by our business units in conjunction with our Compliance department. Our compliance program governs the management of compliance risk and includes oversight by our Risk Committee and Compliance Committee.
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
Our Risk Committee actively manages strategic risk by monitoring our risk appetite and key risk indicators (“KRIs”), identifying and providing oversight of key risks associated with our business strategies, and working with our Risk Oversight Committee and Board of Directors to identify and manage top strategic risks. Our business units take on and are accountable for managing strategic risk in pursuit of their objectives.
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

Risk Monitoring
Our risks are monitored through an integrated monitoring framework consisting of risk appetite metrics and KRIs. These metrics are established to monitor changes in our risk exposures and external environment. Risk appetite metrics are used to monitor the overall risk profile of our Company by setting risk boundaries and expectations through quantitative limits and qualitative expressions. We use KRIs to monitor our risk profile through direct or indirect alignment with the risk appetite limits.
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
The Dodd-Frank Act addresses risks to the economy and the payments system, especially those posed by large systemically important financial institutions. When the Dodd-Frank Act was first signed into law, all bank holding companies with $250 billion or more in total consolidated assets became subject to enhanced prudential standards. The Dodd-Frank Act was subsequently amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) to provide the Federal Reserve with the authority to impose certain enhanced prudential standards on bank holding companies with total consolidated assets between $100 billion and $250 billion, including DFS, only after issuing a new regulation or order based on a risk-based determination. In October 2019, the federal banking agencies issued final rules that tailored the regulatory requirements in effect at that time related to capital, liquidity and enhanced prudential standards to align with the risk and complexity profiles of banking institutions with total consolidated assets of $100 billion or more. Under the final rules, which became effective in December 2019, DFS is considered a Category IV institution and therefore subject to the least stringent category of enhanced prudential standards for bank holding companies with at least $100 billion in total assets. Among other things, DFS is required to submit to supervisory stress tests every other year rather than annually, is no longer subject to regulations requiring DFS to submit the results of company-run capital stress tests and is no longer subject to the liquidity coverage ratio. However, DFS is still required to submit annual capital plans to the Federal Reserve and remains subject to other core components of enhanced prudential standards, such as risk-management and risk committee requirements and liquidity risk management regulations.
In January 2021, the Federal Reserve finalized regulatory amendments that made targeted changes to the capital planning, regulatory reporting and stress capital buffer (“SCB”) requirements for firms subject to Category IV standards, including DFS, to be consistent with the Federal Reserve’s regulatory tailoring framework that became effective in December 2019. Among other things, the amended rules provide Category IV institutions with the option to submit to supervisory stress tests during off years if they wish for the Federal Reserve to reset the stress test portion of their SCB requirement.
In 2021, DFS was required to submit a capital plan to the Federal Reserve, but was not required to and did not elect to voluntarily participate in the Federal Reserve’s 2021 Comprehensive Capital Analysis and Review (“CCAR”) stress tests. DFS’ capital plan was submitted to the Federal Reserve on April 5, 2021. The Federal Reserve used our 2021 capital plan submission to assess its capital planning process and positions, and in August 2021, announced DFS’ adjusted SCB requirement of 3.6% to reflect our planned common stock dividends. This adjusted SCB was effective through October 1, 2022. DFS was a full participant in the CCAR process and submitted the 2022 Capital Plan to the Federal Reserve by the April 5, 2022, due date.
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
In addition to the supervisory minimum levels of capital described above, Federal Reserve rules applicable to DFS require maintenance of the following minimum capital ratios to be considered “well-capitalized” for certain purposes under Regulation Y (12 CFR 225): (i) a Tier 1 risk-based capital ratio of 6% and (ii) a total risk-based capital ratio of 10%. Our bank subsidiary is required by the FDIC’s Prompt Corrective Action rules to maintain the following minimum capital ratios to be considered “well-capitalized”: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. At December 31, 2022, DFS met all requirements to be deemed “well-capitalized” pursuant to the applicable regulations. For related information regarding our bank subsidiary see “— FDIA” below.
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
Additionally, we are subject to regulatory requirements imposed by the Federal Reserve as part of its stress testing framework and its CCAR program. For the third and fourth quarters of 2020, the Federal Reserve limited covered firms’ capital distributions, including common stock dividends and repurchases, based on a formula that restricts most share repurchases and limits dividends based on average net income during the preceding four quarters. The Federal Reserve extended these restrictions, with modifications, for all covered firms through the second quarter of 2021. In March 2021, the Federal Reserve extended the right to recalculate our SCB through June 30, 2021. In June 2021, the Federal Reserve announced that our SCB requirement would not be recalculated and, effective June 30, 2021, we were authorized to make capital distributions that are consistent with the Federal Reserve’s capital rule, inclusive of our final SCB requirement of 3.5% that was previously announced by the Federal Reserve in August 2020.
For more information on capital planning, including additional conditions and limits on our ability to pay dividends and repurchase our stock, see “— Bank Holding Company Regulation,” “Risk Factors — Operational and Other Risks — We may be limited in our ability to pay dividends on and repurchase our stock,” “Risk Factors — Operational and Other Risks — We are a holding company and depend on payments from our subsidiaries,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” and Note 17: Capital Adequacy to our consolidated financial statements.

FDIA
The FDIA imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2022, Discover Bank met all applicable requirements to be deemed “well-capitalized.”
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. Under current FDIC regulations, a bank that is less than “well-capitalized” is generally prohibited from soliciting deposits by offering an interest rate that exceeds 75 basis points over the national market average or 120 percent of the current yield on a similar maturity U.S. Treasury obligation plus 75 basis points, whichever is higher. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” As of December 31, 2022, Discover Bank met the FDIC’s definition of a “well-capitalized” institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
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
The FDIA subjects Discover Bank to deposit insurance assessments. In an effort to bolster the reserves of the Deposit Insurance Fund, the Dodd-Frank Act raised the statutory minimum reserve ratio for the Fund to 1.35% and removed the statutory cap for the designated reserve ratio (“DRR”). The FDIA requires the FDIC to designate and publish a DRR annually. For 2022, the DRR was 2.00%. The FDIC also recently amended its deposit insurance regulations to increase initial base deposit insurance assessment rate schedules, beginning with the first quarterly assessment period of 2023, which will raise Discover Bank’s cost of deposit insurance. Further increases may occur in the future.
Discover Bank is subject to the FDIC’s final rule requiring periodic submission of a resolution plan to the FDIC. In June 2021, the FDIC announced a modified approach to its implementation of certain aspects of its resolution plan rule as it relates to insured depository institutions with $100 billion or more in total assets. Discover Bank is required to submit a resolution plan to the FDIC on a three-year cycle, with its first filing due on December 1, 2022, under the FDIC’s modified approach. Discover Bank submitted its most recent resolution plan to the FDIC in November 2022.
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

Information About Our Executive Officers
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Committee.

Name	Age	Position

Roger C. Hochschild	58	Chief Executive Officer and President

John T. Greene	57	Executive Vice President, Chief Financial Officer

Amir S. Arooni	58	Executive Vice President, Chief Information Officer

Daniel P. Capozzi	51	Executive Vice President, President - U.S. Cards

R. Andrew Eichfeld	53	Executive Vice President, Chief Human Resources and Administrative Officer

Hope D. Mehlman	58	Executive Vice President, Chief Legal Officer and General Counsel

Carlos M. Minetti	60	Executive Vice President, President - Consumer Banking

Diane E. Offereins	65	Executive Vice President, President - Payment Services

Michael E. Roemer	60	Executive Vice President, Chief Risk Officer

Keith E. Toney	51	Executive Vice President, Data and Analytics

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
Daniel P. Capozzi is our Executive Vice President, President - U.S. Cards. He has held this role since December 2020. In October 2018, he was appointed to the role of Executive Vice President, President - Credit Operations and Decision Management and also previously served as Senior Vice President, Credit and Decision Management beginning in June 2017. Since joining Discover in 2007, Mr. Capozzi has held leadership positions in the Deposits business and Corporate Finance. Prior to joining Discover, he held various leadership positions in Finance at Citibank and Bank of America. Mr. Capozzi holds a Bachelor’s degree in Business Administration from Northeastern University.
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

Hope D. Mehlman is our Executive Vice President, Chief Legal Officer and General Counsel. She has held this role since January 2023. Prior to joining Discover, Ms. Mehlman was Executive Vice President, General Counsel and Corporate Secretary of Bank of the West and Corporate Secretary of BNP Paribas USA, Inc. From 2006 to 2020, she held multiple leadership roles at Regions Financial Corp., where she last served as Executive Vice President, Deputy General Counsel, Chief Governance Officer and Corporate Secretary. Ms. Mehlman holds a Bachelor’s degree in Near Eastern Studies from Cornell University and a Juris Doctor from Seton Hall University Law School.
Carlos M. Minetti is our Executive Vice President, President - Consumer Banking. He has held this role since February 2014. Previously, he served as Executive Vice President, President - Consumer Banking and Operations (2010 to 2014), Executive Vice President, Cardmember Services and Consumer Banking (2007 to 2010) and Executive Vice President for Cardmember Services and Chief Risk Officer (2001 to 2007). Prior to joining us, Mr. Minetti worked in card operations and risk management for American Express from 1987 to 2000, where he last served as Senior Vice President. Mr. Minetti holds a Bachelor’s degree in Industrial Engineering from Texas A & M University and an M.B.A. from the Booth School of Business at The University of Chicago.
Diane E. Offereins is our Executive Vice President, President - Payment Services. She has held this role since April 2010. Previously, she served as Executive Vice President, Payment Services (2008 to 2010) and Executive Vice President and Chief Technology Officer (1998 to 2008). In 2006, she assumed leadership of the PULSE network. Prior to joining us, Ms. Offereins worked at MBNA America Bank from 1993 to 1998, where she last served as Senior Executive Vice President. Ms. Offereins holds a Bachelor’s degree in Accounting from Loyola University New Orleans.
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
Keith E. Toney is our Executive Vice President, Data and Analytics. He has held this role since October 2020 and previously served as Senior Vice President, Chief Data Officer beginning in December 2019. From 2017 to 2019, Mr. Toney held leadership positions with The Hartford Financial Services Group, where he last served as Senior Vice President – Product, Data Science and Analytics. Mr. Toney, who also served as Chief Data Scientist at Connexion Point from 2015 to 2017, has more than 20 years of information technology experience in financial services and analytics. Mr. Toney holds a Bachelor’s degree and a Master’s degree in Mathematics from Ohio State University.

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
•Strategic: We must successfully compete against firms that are larger than we are and have more resources than we do as well as firms that are smaller and potentially disruptive to our industry as we manage the unique risks associated with each of our product offerings.
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
Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $10.6 billion for the year ended December 31, 2022, which was 80% of net revenues (defined as net interest income plus other income), compared to $8.7 billion for the year ended December 31, 2021, which was 72% of net revenues. Economic conditions combined with a competitive marketplace could slow loan growth, resulting in reduced revenue growth from our core digital banking business.
Financial regulatory developments have had an impact and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition.
The final rules implementing the tailoring requirements of 2018’s EGRRCPA became effective in December 2019. Under the final rules, DFS is considered a Category IV institution and therefore subject to the least stringent category of enhanced prudential standards for domestic bank holding companies with at least $100 billion in total assets. However, many of the core components of the regulations implementing enhanced prudential standards remain in place. Since 2020, DFS has been subject to slightly more tailored requirements for capital stress testing, liquidity risk management and resolution planning.
Meanwhile, the majority of the provisions of the Dodd-Frank Act were unchanged by the EGRRCPA and remain in effect, including provisions governing the practices and oversight of institutions engaged in financial services activities. The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including (i) the legislative priorities of the U.S. Congress, (ii) priorities and actions of the Federal Reserve, FDIC and Consumer Financial Protection Bureau (“CFPB”), (iii) implications resulting from our competitors and other marketplace participants and (iv) changing consumer behavior. For additional information regarding bank regulatory matters impacting us, see “Business — Supervision and Regulation.”
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
Compliance expectations and expenditures have steadily and significantly increased for us and the same is true for other financial services firms, and we expect this trend to continue as regulators escalate their focus on adequacy of controls to support business operations. We may face compliance and regulatory risks if we introduce new or changed products and services or enter into new business arrangements with third-party service providers, alternative payment providers, or other industry participants. Heightened regulatory expectations and increased volume of regulatory changes may generate additional expenses or require significant time and resources to maintain compliance.
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
We incur considerable costs in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of this cost relates to marketing expenditures and rewards programs. Since 2013 our rewards rate, which represents rewards cost divided by Discover Card sales volume, has increased from less than 1% to 1.41% in 2022. We expect the competitive intensity in the rewards space to continue, which could result in a continued increase in the cost of our rewards programs. Our consumer financial services products compete primarily based on pricing, terms and service. Because of the highly competitive nature of the credit card-issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card.
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
We face substantial and increasingly intense competition in the payments industry, both from traditional players and new, emerging alternative payment providers. For example, we compete with other payment networks to attract network partners to issue credit and debit cards and other card products on the Discover, PULSE and Diners Club networks, collectively the Discover Global Network. Competition with other operators of payment networks is generally based on issuer fees, fees paid to networks (including switch fees), merchant acceptance, network size and functionality, technological capabilities and other economic terms. Competition is also based on customer perception of service quality, brand image, reputation and market share. Further, we are facing ongoing competition from alternative payment providers, who may create innovative network or other arrangements with our primary competitors, large merchants or other industry participants, which could adversely impact our costs, transaction volume and ability to grow our business.
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
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Global Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract and retain network partners who may seek out more cost-effective alternatives from both traditional and non-traditional payment services providers, which may limit our ability to maintain or grow revenues from our proprietary network. In addition, competitors’ settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. Competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies have adversely affected and are expected to continue to adversely affect our PULSE network’s business practices, network transaction volume, revenue and prospects for future growth and entry into new product markets. Visa has entered into arrangements with some merchants and acquirers that have, and are expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act’s network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s business practices and may materially adversely affect its network transaction volume and revenue. PULSE has a pending lawsuit against Visa with respect to these competitive concerns. PULSE’s transaction processing revenue was $249 million and $227 million for the years ended December 31, 2022 and 2021, respectively.
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
At December 31, 2022 and 2021, $1.3 billion, or 1.14%, and $800 million, or 0.85%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest, plus loans not accruing interest). Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by household, business, economic and market conditions that may be difficult to predict. When these conditions deteriorate, we may experience reduced demand for credit and increased delinquencies or defaults, including loans which we have securitized and in which we retain a residual interest. The level of nonperforming loans, charge-offs and delinquencies could rise and require additional provision for credit losses. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels or that our allowance for credit losses will be sufficient to cover actual losses.
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
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could limit financial flexibility and result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $19.8 billion as of December 31, 2022, compared to $15.0 billion as of December 31, 2021. Our total contingent liquidity sources amounted to $67.3 billion as of December 31, 2022, compared to $52.9 billion as of December 31, 2021. As of December 31, 2022, our total contingent liquidity sources consisted of $19.8 billion in our liquidity portfolio, $3.5 billion of undrawn capacity in private securitizations, $1.7 billion in borrowing capacity with the FHLB of Chicago and $42.3 billion in incremental Federal Reserve discount window capacity.
In the event that our current sources of liquidity do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements and our credit ratings. Disruptions, uncertainty or volatility in the capital, credit or deposit markets may limit our ability to repay or replace maturing liabilities in a timely manner. As such, we may be forced to delay the acquisition of additional funding or be forced to issue or raise funding at undesirable terms and/or costs, which could decrease profitability and significantly reduce financial flexibility. Further, in disorderly financial markets or for other reasons, it may be difficult or impossible to liquidate some of our investments to meet our liquidity needs.
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
A major source of our funds is customer deposits, primarily in the form of savings accounts, certificates of deposits, money market accounts and checking accounts. We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $70.5 billion in deposits acquired directly or through affinity relationships and $21.1 billion in deposits originated through securities brokerage firms as of December 31, 2022, compared to $61.9 billion and $10.5 billion, respectively, as of December 31, 2021. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be, significantly affected by general economic conditions. Competition from other financial services firms that use deposit funding, the rates and services we offer on our deposit products and our ability to maintain a high-quality customer experience may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by various factors, including factors beyond our control, such as perceptions about our reputation, brand, or financial strength; quality of deposit servicing or branchless banking generally, which could reduce the number of consumers choosing to place deposits with us; third parties continuing or entering into affinity relationships or marketing arrangements with us; disruptions in technology services or the internet, generally; or third-party securities brokerage firms continuing to offer our deposit products. Furthermore, while there are limitations on withdrawal frequency on certain deposit accounts, customers may withdraw deposits to ensure that their deposits are fully insured or make investments that have a higher yield. If our customers withdraw their deposits, our funding costs may increase, which may reduce our net interest income and net income.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiary. In certain circumstances, the FDIA prohibits insured banks from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 17: Capital Adequacy to our consolidated financial statements for more information. While our subsidiary, Discover Bank, met the FDIC’s definition of “well-capitalized” as of December 31, 2022 and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our credit card receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables as a significant source of funding as well as for contingent liquidity. The securitization of credit card receivables involves the transfer of credit card receivables to a trust, the transfer of the beneficial interest in those credit card receivables to a second trust through a special purpose entity and the issuance by the second trust of notes to third-party investors collateralized by the beneficial interest in the transferred credit card receivables. Our average level of credit card securitized borrowings from third parties was $9.0 billion and $9.5 billion for the years ended December 31, 2022 and 2021, respectively. There can be no assurance that we will be able to complete additional credit card securitization transactions if the credit card securitization market experiences significant and prolonged disruption or volatility.
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
Changes in interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. Benchmark interest rates rose materially during 2022 as the Federal Reserve raised its federal funds target rate range in an effort to combat high inflation. Financial market participants expect 2023 will be a transitional year for monetary policy and U.S. economic growth, thus raising uncertainty as to the direction of benchmark interest rates during 2023. Higher interest rates could negatively impact our customers as total debt service payments would increase, impede our ability to grow our consumer lending businesses and increase the cost of our funding, which would put us at a disadvantage as compared to some of our competitors that have less expensive funding sources.
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
Additionally, we have a number of variable-rate student loans, interest rate swaps and capital markets securities with attributes that are either directly or indirectly dependent on LIBOR. In July 2017, the UK Financial Conduct Authority (“FCA”) announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain LIBOR after 2021. In March 2021, the FCA announced the future cessation and loss of representativeness for all LIBOR benchmark settings. While non-U.S. dollar (“USD”) and several less frequently referenced USD LIBOR settings ceased publication immediately after December 31, 2021, commonly referenced USD LIBOR settings will cease publication immediately after June 30, 2023. This future cessation event will trigger fallback provisions in many financial contracts to convert their benchmark index from LIBOR to an alternative rate. In July 2021, the Alternative Reference Rates Committee (“ARRC”) announced its recommendation of forward-looking term rates based on Secured Overnight Financing Rate (“SOFR”) as additional alternative reference rate options. For more information regarding our transition from LIBOR to SOFR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Banking — London Interbank Offered Rate.”
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
We continually monitor interest rates and have a number of tools, including the composition of our loans and investments, liability terms and interest rate derivatives, to manage our interest rate risk exposure. Changes in market assumptions regarding future interest rates could significantly impact our interest rate risk strategy, our financial position and results of operations. If our interest rate risk management strategies are not appropriately monitored or executed, these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition. For information related to interest rate risk sensitivities, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk.”

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
Our technologies, systems, networks and software, those of other financial institutions and other firms (such as hardware vendors, cloud providers and others), have been, and are likely to continue to be, the target of increasingly frequent cyber-attacks, malicious code, ransomware, denial of service attacks, phishing and other social engineering, other remote access attacks and physical attacks that could result in unauthorized access, misuse, loss, unavailability or destruction of data (including confidential customer information), account takeovers, identity theft and fraud, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from technological failure or otherwise. Further, our vulnerability to these types of threats may be increased to the extent employees may continue to work remotely on a more frequent basis with the current trend toward hybrid work arrangements.
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
Discover card net transaction dollar volume was concentrated among our top 100 merchants in 2022, with our largest merchant accounting for approximately 5% of that net transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2022, with our largest merchant accounting for approximately 19% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand and could cause customer attrition. In addition, some of our merchants, primarily our remaining small- and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
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
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to increase for the financial services industry in general. Credit and debit card fraud, identity theft and electronic-transaction related crimes are prevalent and perpetrators are growing ever more sophisticated. While we have policies and procedures designed to address such risk, there can be no assurance that losses will not occur. Our resources, customer authentication methods and fraud prevention tools may be insufficient to accurately predict, prevent or detect fraud. We incurred fraud losses and other charges of $149 million and $92 million during the years ended December 31, 2022 and 2021, respectively.
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
With the current trend toward hybrid work arrangements, we have become increasingly dependent on third-party service providers, including those with which we have no direct relationship, such as our employees’ internet service providers. If these third-parties experience service disruptions, our operations may be interrupted or negatively impacted.
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
Our success depends, in large part, on our ability to recruit, retain and motivate key officers and employees to manage and grow our business. Our senior management team has significant industry experience and would be difficult to replace. We believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel or it may be expensive to do so. We may be subject to restrictions under future legislation or regulation limiting executive compensation. For example, the federal banking agencies have previously issued proposed rulemaking on incentive compensation practices for certain employees at banking organizations, including executives, and may issue additional rules relating to such activities in the future. These requirements could negatively impact our ability to compete with other companies in attracting, hiring and retaining key personnel and offer incentives that motivate our key personnel to perform and may require us to extensively restructure certain of our existing incentive compensation practices. Additionally, the market for individuals with skills in fields such as technology, advanced analytics, digital marketing and payments is increasingly competitive and we may not be able to attract and retain persons with the desired skill set or experience. If we are unable to recruit, retain and motivate key personnel to manage and grow our business well, our business could be materially adversely affected.
Merchant defaults may adversely affect our business, financial condition, cash flows and results of operations.
As an issuer and merchant acquirer in the U.S. on the Discover Network and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2022 and 2021.
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
We may be unsuccessful in protecting or defending our brands or other intellectual property, or third parties may allege that we are infringing their intellectual property rights.
We rely on a multifaceted strategy to protect our intellectual property that takes advantage of protection such as patents, trademarks, copyrights, trade secrets and other restrictions on disclosure of confidential and proprietary information. We develop our intellectual property internally and in some cases license it from third parties.
In addition, the Discover, PULSE and Diners Club brands have substantial economic and intangible value. Our success is dependent on our ability to promote and protect these brands and our other intellectual property. Our ability to attract and retain customers is highly dependent upon the external perception of our Company and brands. We strategically license our trademarks to business partners and network participants, some of whom have contractual obligations to promote and develop our brands. For example, the Discover card brand is now being issued by certain Diners Club licensees in their local markets.
If our business partners or other third parties do not adhere to contractual standards, engage in improper business practices, or otherwise misappropriate, misuse or diminish the value of our brands or our other intellectual property, we may suffer reputational and financial damage. If we will not be able to adequately protect our brands, our proprietary information and other intellectual property, our business success may be adversely affected. In addition, third parties may allege that our developed or licensed marketing, processes or systems may infringe upon their intellectual property rights. Given the potential risks and uncertainties of such claims, our business could be adversely affected by having to pay significant monetary damages, technology development expenses or licensing fees, and we may have to alter our business practices or be prevented from competing effectively.
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
Legal or regulatory pronouncements relating to consumer privacy, data use and security affect our business. We are subject to a number of laws concerning consumer privacy and data use and security such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act. Due to recent consumer data compromise events in the U.S., which resulted in unauthorized access to millions of customers’ data, these areas continue to be a focus of the U.S. Executive Branch and Congress, state legislators and attorneys general and other regulators. Developments in this area, such as new laws, regulations, regulatory guidance, litigation or enforcement actions, could result in new or different requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. See the discussion on recent security developments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” for more information. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information or the failure to provide timely notification of a disclosure, could result in litigation, fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.
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
We increased our quarterly common stock dividend in 2022 to $0.60 per share, an increase of $0.10 per share from the previous rate of $0.50 per share and repurchased approximately 7.5% of our outstanding common stock under our share repurchase program in 2022. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon regulatory limitations imposed by the Federal Reserve and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases.” Holders of our

shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid on or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
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
•the effect of political, economic and market conditions, geopolitical events, climate change, pandemics and unforeseen or catastrophic events;
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
We have begun to reconfigure certain locations as we continue to work to optimize our physical space. As a result, our call centers and processing center are being utilized to a reasonable capacity. We believe our facilities that support both our Digital Banking and Payment Services segments are suitable and adequate to meet our current and projected needs.
Item 3.    Legal Proceedings
For a description of legal proceedings, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.
Item 4.    Mine Safety Disclosures
None.

Part II.
Part II | Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (ticker symbol DFS). As of February 17, 2023, there were approximately 38,376 holders of record of our common stock.
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
October 1-31, 2022
Repurchase program(1)(2)	—	$—	—	$3,389,926,238
Employee transactions(3)	1,224	$97.44	N/A	N/A
November 1-30, 2022
Repurchase program(1)	850,874	$107.77	850,874	$3,298,228,352
Employee transactions(3)	5,312	$103.84	N/A	N/A
December 1-31, 2022
Repurchase program(1)	5,031,837	$101.08	5,031,837	$2,789,626,246
Employee transactions(3)	3,790	$105.09	N/A	N/A

Total
Repurchase program(1)	5,882,711	$102.04	5,882,711	$2,789,626,246
Employee transactions(3)	10,326	$103.54	N/A	N/A

(1)In April 2022, our Board of Directors approved a new share repurchase program authorizing the purchase of up to $4.2 billion of our outstanding shares of common stock through June 30, 2023. This share repurchase authorization replaced our prior $2.4 billion share repurchase program, that expired on March 31, 2022.
(2)In July 2022, share repurchases were suspended because of an internal investigation relating to our student loan servicing practices and related compliance matters. Share repurchases resumed in November 2022 with the completion of the investigation. See "— Liquidity and Capital Resources — Capital" for additional information.
(3)Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Stock Performance Graph
The following graph compares the cumulative total stockholder return of our common stock, the S&P 500 Financials Index and the S&P 500 Index for the period from December 31, 2017 through December 31, 2022. The graph assumes an initial investment of $100 on December 31, 2017. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

$300
$200
$100
$0
2017
2018
2019
2020
2021
2022
Discover Financial Services
S&P 500 Financials Index
S&P 500 Index

	December 31,
	2017	2018	2019	2020	2021	2022
Discover Financial Services	$100.00	$78.22	$114.94	$126.52	$164.21	$141.93
S&P 500 Financials Index	$100.00	$86.96	$114.87	$112.85	$152.20	$136.11
S&P 500 Index	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2022 and 2021 and for years ended December 31, 2022, 2021 and 2020.
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
2022 Highlights
The highlights below compare results as of and for the year ended December 31, 2022 against results as of and for the year ended December 31, 2021.
•Net income was $4.4 billion, or $15.50 per diluted share, compared to net income of $5.4 billion, or $17.83 per diluted share, in the prior year.
•Total loans grew $18.4 billion, or 20%, to $112.1 billion.
•Credit card loans grew $15.7 billion, or 21%, to $90.1 billion.
•The net charge-off rate for credit card loans decreased 4 basis points to 2.05% and the delinquency rate for credit card loans over 30 days past due increased 87 basis points to 2.53%.
•Direct-to-consumer deposits grew $8.6 billion, or 14%, to $70.5 billion.
•Payment Services transaction volume for the segment was $331.1 billion, up 5%.

Outlook
The outlook below provides our current expectations for our financial results based on market conditions, the regulatory and legal environment and our business strategies.
•We expect continued loan growth driven by recent account growth, moderation in the payment rate and our current expectations of sales trends.
•Based on the current interest rate environment, net interest margin is expected to modestly increase in comparison to 2022.
•We expect the total net charge-off rate to increase, in comparison to the prior year, driven by continued credit normalization and seasoning of recent vintages.
•Total expenses are expected to increase, driven by employee compensation and benefits expense from higher headcount and marketing and business development expense, and we remain committed to managing expenses while continuing to make investments in profitable long-term growth.
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
In January 2021, the Federal Reserve finalized regulatory amendments that made targeted changes to the capital planning, regulatory reporting and SCB requirements for firms subject to Category IV standards, including DFS, to be consistent with the Federal Reserve’s regulatory tailoring framework. The final rules generally align to instructions the Federal Reserve previously provided to Category IV firms regarding their respective capital plan submissions. The amended rules also provide Category IV firms with the option to submit to supervisory stress tests during off years if they wish for the Federal Reserve to reset the stress test portion of their SCB requirement. The Federal Reserve also revised the scope of application of its existing regulatory guidance for capital planning to align with the tailoring framework. However, the timing and substance of any additional changes to existing guidance or new guidance are uncertain.
In June 2021, the Federal Reserve announced the results of its supervisory stress tests for the firms required to participate in the 2021 Comprehensive Capital Analysis and Review (“CCAR”) process. In accordance with the capital plan rule amendments, DFS elected not to participate in the 2021 supervisory stress tests. Nevertheless, DFS was required to submit a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. The Federal Reserve thereafter used our 2021 capital plan submission to assess its capital planning process and positions and, in August 2021, announced DFS' adjusted SCB requirement of 3.6% to reflect DFS' planned common stock dividends. This adjusted SCB is effective through October 1, 2022. Discover was a full participant in the 2022 CCAR process and submitted the 2022 Capital Plan to the Federal Reserve by the April 5, 2022 due date.
In June 2022, the Federal Reserve released results of the 2022 CCAR exercise. Discover’s results showed strong capital levels under stress, well above regulatory minimums. These results were used to set the new SCB effective October 1, 2022. In August 2022, the Federal Reserve established the new SCB for DFS is 2.5%, the lowest possible requirement.
London Interbank Offered Rate
In July 2017, the UK Financial Conduct Authority ("FCA") announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after 2021. To support a smooth transition away from LIBOR, the Federal Reserve and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee ("ARRC"), a group of private-market participants tasked with facilitating a successful transition from U.S. dollar ("USD") LIBOR to a more robust reference rate. The ARRC identified the Secured Overnight Financing Rate ("SOFR") as its recommended alternative reference rate for USD LIBOR. The ARRC has also established several priorities and milestones to support the use of SOFR and SOFR-based indices, including developing contractual “fallback” language for capital markets and consumer products; providing clarity on legal, tax, accounting and regulatory matters; promoting broad outreach and education efforts around the LIBOR transition; and recommending spread adjustments for SOFR and SOFR-based indices, which will be of critical importance to market participants once USD LIBOR settings cease in 2023.
In March 2021, the FCA announced the future cessation and loss of representativeness for all LIBOR benchmark settings. While non-USD and several less frequently referenced USD LIBOR settings ceased publication immediately after December 31, 2021, commonly referenced USD LIBOR settings will cease publication immediately after June 30, 2023; this future cessation event will trigger fallback provisions in many financial contracts that require conversion of the benchmark index from LIBOR to an alternative rate. In July 2021, the ARRC announced its recommendation of forward-looking term rates based on SOFR as additional alternative reference rate options.
In December 2021, the Consumer Financial Protection Bureau (“CFPB”) finalized a rule to facilitate transition from LIBOR, which became effective on April 1, 2022. Specifically, this final rule provides guidance on LIBOR replacements and the LIBOR transition for purposes of Regulation Z. We have communicated with the CFPB regarding our plans for the LIBOR transition.
A cross-functional team is overseeing and managing our transition away from the use of LIBOR. This team assesses evolving industry and marketplace norms and conventions for LIBOR-indexed instruments, evaluates the impacts stemming from the future cessation of LIBOR publication and oversees and takes actions to transition our LIBOR exposures to alternative benchmark rates, usually SOFR. Our existing LIBOR exposures are limited to two instruments — variable-rate student loans and capital markets securities.
As of December 31, 2022, LIBOR-indexed variable-rate loans comprised approximately 39% of our private student loan portfolio and approximately 4% of our aggregate loan portfolio. These outstanding student loans indexed to LIBOR will convert to a SOFR index in 2023 when 3-month USD LIBOR ceases to be a representative reference rate. As of November 2021, we no longer originate new variable-rate student loans indexed to LIBOR. Instead, new originations of such loans are indexed solely to 3-month term SOFR published by the Chicago Mercantile Exchange.

We ceased entering into new LIBOR-indexed interest rate derivatives in 2018 and have since actively reduced LIBOR exposures in our derivatives portfolio. During the third quarter of 2021, we terminated our last LIBOR-indexed interest rate swap maturing after June 2023; our last LIBOR-indexed interest rate swap matured in January 2022.
Most of our capital markets securities indexed to USD LIBOR are floating-rate asset-backed securities. Beginning in 2018, we included fallback provisions in all newly-issued securities that will facilitate an orderly transition from LIBOR to an appropriate reference rate, which may be based on SOFR, once 1- and 3-month LIBOR cease to be published after June 2023. Approximately $1.5 billion of our capital markets securities that mature after June 2023 with no fallback provisions would be covered under federal legislation enacted in March 2022. This legislation would allow us to replace the LIBOR index with SOFR under a safe harbor provision. Approximately $500 million of our capital markets securities have a rate reset in August 2023 that contains a fallback provision that may not be covered under the federal LIBOR legislation; however, we may decide to exercise our right to call and redeem those securities on their reset date.
We have prepared for the cessation of USD LIBOR by taking steps to avoid new exposures and actively reduce our remaining exposures. We completed scheduled transition work before year-end 2021, including providing our stakeholders with information about the cessation of USD LIBOR and how it will affect their contracts with us. The transition process will continue through the end of 2023.
Consumer Financial Services
The CFPB regulates consumer financial products and services and examines certain providers of consumer financial products and services, including Discover. The CFPB’s authority includes rulemaking, supervisory and enforcement powers with respect to federal consumer protection laws; preventing “unfair, deceptive or abusive acts or practices” (“UDAAP”) and ensuring that consumers have access to fair, transparent and competitive financial products and services. Historically, the CFPB’s policy priorities focused on several financial products of the type we offer (e.g., credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions including its biennial review of the consumer credit card market.
Under Director Rohit Chopra’s leadership, the CFPB’s priorities have focused on and are expected to continue focusing on, among other things, increased enforcement of existing consumer protection laws, with a particular focus on fees charged to consumers, UDAAP, fair lending, student lending and servicing, debt collection and credit reporting. Additionally, detection of repeat offenders, such as companies that violate a formal court or agency order, has become a priority for the CFPB. Director Chopra, in March 2022, identified, as repeat offenders, several companies that have had multiple enforcement actions, including us. The CFPB has recently taken action against financial institutions for violating prior enforcement actions. Enhanced regulatory requirements, potential supervisory findings, or enforcement actions and ratings could negatively impact our ability to implement certain consumer-focused enhancements to product features and functionality and business strategies, limit or change our business practices, limit our consumer product offerings, cause us to invest more management time and resources in compliance efforts or limit our ability to obtain related required regulatory approvals. The additional expense, time and resources needed to comply with ongoing or new regulatory requirements may adversely impact the cost of and access to credit for consumers and results of business operations.
In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding identified private student loan servicing practices. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information.
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment consumer data privacy standards. The California Consumer Privacy Act ("CCPA") creates a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The CCPA went into effect in January 2020, and the California Attorney General’s final regulations became effective in August 2020, with enforcement beginning in July 2020. The California Privacy Rights Act ("CPRA"), a ballot measure led by the original proponent of the CCPA, passed in November 2020, with an effective date of January 1, 2023, and enforcement set to begin on July 1, 2023. The CPRA replaces the CCPA to enhance consumer privacy protections further and creates a new California Privacy Protection Agency (“CPPA”). The CPPA Board released a Notice of Proposed Rulemaking with final regulations still forthcoming. While the CPRA retains an exemption for information collected, processed, sold, or disclosed subject to the Gramm-Leach-Bliley Act, we continue to evaluate the impact of the CPRA on our businesses and other providers of consumer financial services.
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
Results of Operations
The discussion below provides a summary of our results of operations and information about our loan receivables as of and for the year ended December 31, 2022, compared to the year ended December 31, 2021. Refer to our annual report on Form 10-K for the year ended December 31, 2021, for discussion of our results of operations and loan receivables information as of and for the year ended December 31, 2021, compared to the year ended December 31, 2020.

Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 22: Segment Disclosures to our consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Digital Banking
Interest income
Credit card loans	$10,632	$8,717	$8,985
Private student loans	831	742	754
Personal loans	872	878	958
Other loans	167	114	106
Other interest income	362	200	292
Total interest income	12,864	10,651	11,095
Interest expense	1,865	1,134	1,865
Net interest income	10,999	9,517	9,230
Provision for credit losses	2,359	218	5,134
Other income	2,162	1,781	1,459
Other expense	5,069	4,549	4,292
Income before income tax expense	5,733	6,531	1,263
Payment Services
Other income	176	789	399
Other expense	167	256	227
Income before income tax expense	9	533	172
Total income before income tax expense	$5,742	$7,064	$1,435

The following table presents information on transaction volume (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Network Transaction Volume
PULSE Network	$253,072	$247,913	$212,081
Network Partners	44,542	40,707	31,917
Diners Club(1)	33,505	25,937	24,236
Total Payment Services	331,119	314,557	268,234
Discover Network — Proprietary(2)	218,738	188,960	148,754
Total Network Transaction Volume	$549,857	$503,517	$416,988
Transactions Processed on Networks
Discover Network	3,617	3,259	2,624
PULSE Network	6,200	5,632	4,954
Total Transaction Processed on Networks	9,817	8,891	7,578
Credit Card Volume
Discover Card Volume(3)	$224,477	$192,755	$153,943
Discover Card Sales Volume(4)	$210,645	$182,125	$142,800

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
Digital Banking
Our Digital Banking segment reported pretax income of $5.7 billion for the year ended December 31, 2022, as compared to $6.5 billion for the year ended December 31, 2021.
Net interest income increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily driven by a higher average level of receivables and higher yield on loans, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to a higher average level of loan receivables and higher market rates. Interest expense increased compared to the prior year primarily due to higher funding costs driven by higher market rates and a larger funding base.
For the year ended December 31, 2022, the provision for credit losses increased as compared to the year ended December 31, 2021, primarily driven by continued loan growth. For a detailed discussion on provision for credit losses, see “— Loan Quality — Provision and Allowance for Credit Losses.”
Total other income for the Digital Banking segment increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increases in net discount and interchange revenue and loan fee income. The increase in discount and interchange revenue was partially offset by an increase in rewards, both of which were driven by higher sales volume. Loan fee income increased primarily due to higher volume of late payments.
Total other expense increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increases in marketing and business development, employee compensation and benefits and professional fees. The increase in marketing and business development was driven by growth investments in card and consumer banking. Employee compensation and benefits increased primarily from higher headcount. The increase in professional fees was due primarily to investments in technology and increased consulting costs.
Discover card sales volume was $210.6 billion for the year ended December 31, 2022, which was an increase of 15.7% as compared to the year ended December 31, 2021. This volume growth was primarily driven by higher consumer spending across all spending categories.

Payment Services
Our Payment Services segment reported pretax income of $9 million for the year ended December 31, 2022, as compared to pretax income of $533 million for the year ended December 31, 2021. The decrease in segment pretax income was primarily due to net losses on equity investments as a result of a decrease in the fair value of those investments.
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
Allowance for Credit Losses
The allowance for credit losses was $7.4 billion at December 31, 2022, which reflects a $552 million build from the amount of the allowance for credit losses at December 31, 2021. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
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
One of the key assumptions requiring significant judgment in estimating the current expected credit losses (“CECL”) on a quarterly basis is the determination of the macroeconomic forecasts used in the loss forecast models. For the reasonable and supportable loss forecast period, we consider forecasts of multiple economic scenarios that generally include a base scenario with one or more optimistic (upside) or pessimistic (downside) scenarios. These scenarios comprise a variety of macroeconomic variables, including annualized gross domestic product growth and unemployment rate. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal and third-party economists and industry trends. Assumptions about the macroeconomic environment are inherently uncertain and, as a result, actual changes in the allowance for credit losses may be different from the simulated scenario presented below.
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we measured the impact of altering the weighting of macroeconomic scenarios used in our loss forecast. Our allowance for credit losses would increase by approximately $589 million at December 31, 2022 if we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect continued inflationary pressures, including persistent supply-chain disruptions and the influence of geopolitical events, as well as high interest rates.
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
The overall economic environment directly impacts the macroeconomic variables that are used in the loss forecast models. If management used different assumptions about the economic environment in estimating expected credit losses, the impact to the allowance for credit losses could have a material effect on our consolidated financial condition and results of operations. In addition, if we experience significant instability in the economic environment, the uncertainty around the credit loss forecasts may increase, both due to the uncertainty of the economic forecasts and the challenges our models may have in incorporating them.
Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2022 vs. 2021 Increase (Decrease)		2021 vs. 2020 (Decrease) Increase
	2022	2021	2020	$	%	$	%
Interest income	$12,864	$10,651	$11,095	$2,213	21%	$(444)	(4)%
Interest expense	1,865	1,134	1,865	731	64%	(731)	(39)%
Net interest income	10,999	9,517	9,230	1,482	16%	287	3%
Provision for credit losses	2,359	218	5,134	2,141	NM	(4,916)	(96)%
Net interest income after provision for credit losses	8,640	9,299	4,096	(659)	(7)%	5,203	127%
Other income	2,338	2,570	1,858	(232)	(9)%	712	38%
Other expense	5,236	4,805	4,519	431	9%	286	6%
Income before income tax expense	5,742	7,064	1,435	(1,322)	(19)%	5,629	392%
Income tax expense	1,350	1,615	294	(265)	(16)%	1,321	449%
Net income	$4,392	$5,449	$1,141	$(1,057)	(19)%	$4,308	378%
Net income allocated to common stockholders	$4,304	$5,351	$1,104	$(1,047)	(20)%	$4,247	385%

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
•Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the federal funds rate, the interest rate on reserve balances, LIBOR and SOFR; and
•The effectiveness of interest rate swaps in our interest rate risk management program.
Net interest income increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily driven by a higher average level of receivables and higher yield on loans, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to a higher average level of loan receivables and higher market rates. Interest expense increased compared to the prior year primarily due to higher funding costs driven by higher market rates and a larger funding base.

Average Balance Sheet Analysis
(dollars in millions)

	For the Years Ended December 31,
	2022			2021			2020
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$9,279	1.89%	$175	$14,236	0.13%	$18	$11,348	0.30%	$35
Restricted cash	515	1.48%	8	695	0.03%	NM	438	0.45%	2
Other short-term investments	—	—	—	176	0.12%	NM	2,677	0.14%	4
Investment securities	6,988	2.57%	179	8,713	2.09%	182	11,431	2.21%	252
Loan receivables(1)
Credit card loans(2)(3)	79,243	13.42%	10,632	69,365	12.57%	8,717	71,447	12.58%	8,985
Private student loans	10,240	8.11%	831	10,057	7.38%	742	9,890	7.63%	754
Personal loans	7,295	11.95%	872	6,945	12.64%	878	7,406	12.93%	958
Other	2,895	5.77%	167	2,054	5.57%	114	1,660	6.35%	105
Total loan receivables	99,673	12.54%	12,502	88,421	11.82%	10,451	90,403	11.95%	10,802
Total interest-earning assets	116,455	11.05%	12,864	112,241	9.49%	10,651	116,297	9.54%	11,095
Allowance for credit losses	(6,820)			(7,351)			(7,301)
Other assets	6,070			6,237			5,853
Total assets(4)	$115,705			$111,127			$114,849
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$23,988	2.02%	484	$23,928	1.84%	440	$32,226	2.40%	772
Money market deposits(5)	8,453	1.67%	141	8,142	0.53%	43	7,774	1.10%	85
Other interest-bearing savings deposits	44,276	1.43%	632	40,912	0.43%	178	35,077	1.06%	374
Total interest-bearing deposits	76,717	1.64%	1,257	72,982	0.91%	661	75,077	1.64%	1,231
Borrowings
Short-term borrowings	225	0.70%	2	72	0.18%	NM	1,024	3.10%	32
Securitized borrowings(6)(7)(8)	9,060	2.41%	219	9,627	1.06%	102	12,521	1.44%	181
Other long-term borrowings(7)(8)(9)	9,334	4.15%	387	9,888	3.75%	371	10,996	3.83%	421
Total borrowings	18,619	3.26%	608	19,587	2.42%	473	24,541	2.58%	634
Total interest-bearing liabilities	95,336	1.96%	1,865	92,569	1.23%	1,134	99,618	1.87%	1,865
Other liabilities and stockholders’ equity(10)	20,369			18,558			15,231
Total liabilities and stockholders’ equity	$115,705			$111,127			$114,849
Net interest income			$10,999			$9,517			$9,230
Net interest margin(11)		11.04%			10.76%			10.21%
Net yield on interest-earning assets(12)		9.45%			8.48%			7.94%
Interest rate spread(13)		9.09%			8.26%			7.67%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $365 million, $295 million and $298 million of amortization of balance transfer fees for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the years ended December 31, 2022, 2021 and 2020.
(4)The return on average assets, based on net income, was 3.80%, 4.90% and 0.99% for the years ended December 31, 2022, 2021 and 2020, respectively.
(5)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the year ended December 31, 2020.
(6)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the years ended December 31, 2022, 2021 and 2020.
(7)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the years ended December 31, 2022, 2021 and 2020.
(8)Includes the impact of terminated derivatives formerly designated as fair value hedges for the years ended December 31, 2022 and 2021.
(9)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the year ended December 31, 2022.
(10)The return on average stockholders’ equity, based on net income, was 31.00%, 43.12% and 11.28% for the years ended December 31, 2022, 2021 and 2020, respectively.
(11)Net interest margin represents net interest income as a percentage of average total loan receivables.
(12)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(13)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis(1)
(dollars in millions)

	Year Ended December 31, 2022 vs.			Year Ended December 31, 2021 vs.
	Year Ended December 31, 2021			Year Ended December 31, 2020
	Volume	Rate	Total	Volume	Rate	Total
Increase/(Decrease) in net interest income due to changes in:
Interest-earning assets
Cash and cash equivalents	$(9)	$166	$157	$7	$(24)	$(17)
Restricted cash	—	8	8	1	(3)	(2)
Other short-term investments	—	—	—	(3)	(1)	(4)
Investment securities	(40)	37	(3)	(57)	(13)	(70)
Loan receivables
Credit card loans	1,299	616	1,915	(261)	(7)	(268)
Private student loans	14	75	89	13	(25)	(12)
Personal loans	43	(49)	(6)	(59)	(21)	(80)
Other	48	5	53	23	(14)	9
Total loan receivables	1,404	647	2,051	(284)	(67)	(351)
Total interest income	1,355	858	2,213	(336)	(108)	(444)
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	1	43	44	(174)	(158)	(332)
Money market deposits	2	96	98	4	(46)	(42)
Other interest-bearing savings deposits	15	439	454	54	(250)	(196)
Total interest-bearing deposits	18	578	596	(116)	(454)	(570)
Borrowings
Short-term borrowings	1	1	2	(16)	(16)	(32)
Securitized borrowings	(6)	123	117	(37)	(42)	(79)
Other long-term borrowings	(22)	38	16	(42)	(8)	(50)
Total borrowings	(27)	162	135	(95)	(66)	(161)
Total interest expense	(9)	740	731	(211)	(520)	(731)
Net interest income	$1,364	$118	$1,482	$(125)	$412	$287

(1)    The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the years ended December 31, 2022, 2021 and 2020 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	December 31,
	2022	2021
Credit card loans	$90,113	$74,369
Other loans
Private student loans	10,308	10,113
Personal loans	7,998	6,936
Other loans	3,701	2,266
Total other loans	22,007	19,315
Total loan receivables	112,120	93,684
Allowance for credit losses	(7,374)	(6,822)
Net loan receivables	$104,746	$86,862

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
•The level of new account and loan originations and loan maturities; and
•Changes in the overall mix of accounts and products within the portfolio;
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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Year Ended December 31, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	2,233	99	24	13	2,369
Deductions
Charge-offs	(2,417)	(126)	(159)	—	(2,702)
Recoveries	794	23	68	—	885
Net charge-offs	(1,623)	(103)	(91)	—	(1,817)
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374

	For the Year Ended December 31, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	229	67	(75)	6	227
Deductions
Charge-offs	(2,255)	(89)	(190)	—	(2,534)
Recoveries	808	25	70	—	903
Net charge-offs	(1,447)	(64)	(120)	—	(1,631)
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822

	For the Year Ended December 31, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(3)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	4,379	251	476	11	5,117
Deductions
Charge-offs	(3,101)	(85)	(289)	(1)	(3,476)
Recoveries	663	21	57	—	741
Net charge-offs	(2,438)	(64)	(232)	(1)	(2,735)
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226

(1)Excludes a $10 million, $9 million and $17 million reclassification of the liability for expected credit losses on unfunded commitments for the years ended December 31, 2022, 2021 and 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in our consolidated statements of financial condition.
(2)Prior to the adoption of Accounting Standards Update (“ASU”) No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2016-13 on January 1, 2020.
The allowance for credit losses was approximately $7.4 billion at December 31, 2022, which reflects a $552 million build from the amount of the allowance for credit losses at December 31, 2021. The build in the allowance for credit losses between December 31, 2022 and December 31, 2021, was primarily driven by loan growth.
In estimating the allowance at December 31, 2022, we used a macroeconomic forecast that resulted in the following weighted average amounts: (i) peak unemployment rate of 4.68%, decreasing to 4.63% by the end of 2023 and (ii) 1.05% annualized growth in the real gross domestic product in 2023.

In estimating expected credit losses, we considered the uncertainties associated with borrower behavior and payment trends, as well as higher consumer price inflation experienced during 2022 and the fiscal and monetary policy responses to that inflation. In 2022, the Federal Reserve raised its federal funds rate target range and financial market participants expect additional increases during 2023 in an effort to reduce inflation. In recognition of the risks related to the macroeconomic environment, the estimation of the allowance for credit losses has required significant management judgment.
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
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the year ended December 31, 2022, the provision for credit losses increased by $2.1 billion, as compared to the year ended December 31, 2021. The reserve build during the year ended December 31, 2022, was primarily driven by continued loan growth.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Years Ended December 31,
	2022		2021		2020
	$	%	$	%	$	%
Credit card loans	$1,623	2.05%	$1,447	2.09%	$2,438	3.41%
Private student loans	$103	1.00%	$64	0.63%	$64	0.65%
Personal loans	$91	1.25%	$120	1.73%	$232	3.13%

The net charge-offs on our credit card loans for the year ended December 31, 2022, increased when compared to the year ended December 31, 2021, primarily due to continued credit normalization and the seasoning of vintages from the past two years. The net charge-off rate on credit card loans remained relatively flat for the year ended December 31, 2022, compared to the year ended December 31, 2021. The net charge-offs and net charge-off rate on private student loans for the year ended December 31, 2022, increased when compared to the year ended December 31, 2021, primarily driven by credit normalization. The net charge-offs and net charge-off rate on personal loans for the year ended December 31, 2022, decreased when compared to the year ended December 31, 2021, due to continued benefit from tighter credit underwriting standards implemented in 2020.

Delinquencies
Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, loan receivables that are not accruing interest regardless of delinquency and loans restructured in troubled debt restructuring (“TDR”) programs (dollars in millions):

	December 31,
	2022		2021
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$2,278	2.53%	$1,232	1.66%
Private student loans	$212	2.05%	$157	1.55%
Personal loans	$63	0.80%	$48	0.69%

Total loan receivables	$2,578	2.30%	$1,451	1.55%

Loans 90 or more days delinquent(1)
Credit card loans	$1,028	1.14%	$562	0.76%
Private student loans	$45	0.43%	$36	0.35%
Personal loans	$16	0.21%	$13	0.20%

Total loan receivables	$1,101	0.98%	$618	0.66%

Loans not accruing interest	$214	0.19%	$225	0.24%

Troubled debt restructurings:
Credit card loans(2)(3)(4)
Currently enrolled	$1,608	1.78%	$833	1.12%
No longer enrolled	212	0.24	267	0.36
Total credit card loans	$1,820	2.02%	$1,100	1.48%
Private student loans(5)	$328	3.18%	$249	2.46%
Personal loans(6)	$178	2.23%	$187	2.70%

(1)Credit card loans that were 90 or more days delinquent at December 31, 2022 and 2021, included $55 million and $73 million, respectively, in loans that were previously enrolled in a modification program that was exempt from the TDR designation pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Within private student and personal loans that were 90 or more days delinquent at December 31, 2022 and 2021, the respective amounts associated with modifications exempt from the TDR designation under the CARES Act were immaterial.
(2)We estimate that interest income recognized on credit card loans restructured in TDR programs was $131 million, $105 million and $221 million for the years ended December 31, 2022, 2021 and 2020, respectively. We do not separately track interest income on loans in TDR programs. We estimate this amount by applying an average interest rate to the average loans in the various TDR programs.
(3)We estimate that the incremental interest income that would have been recorded in accordance with the original terms of credit card loans restructured in TDR programs was $148 million, $137 million and $181 million for the years ended December 31, 2022, 2021 and 2020, respectively. We do not separately track the amount of incremental interest income that would have been recorded if the loans in TDR programs had not been restructured and interest had instead been recorded in accordance with the original terms. We estimate this amount by applying the difference between the average interest rate earned on non-modified loans and the average interest rate earned on loans in the TDR programs to the average loans in the TDR programs.
(4)Credit card loans restructured in TDR programs include $123 million, $45 million and $94 million at December 31, 2022, 2021 and 2020, respectively, which are also included in loans 90 or more days delinquent.
(5)Private student loans restructured in TDR programs include $10 million, $7 million and $6 million at December 31, 2022, 2021 and 2020, respectively, which are also included in loans 90 or more days delinquent.
(6)Personal loans restructured in TDR programs include $4 million, $4 million and $6 million at December 31, 2022, 2021 and 2020, respectively, which are also included in loans 90 or more days delinquent.
The 30-day and 90-day delinquency rates in the table above include all loans, whether the TDR designation applies or not. The 30-day and 90-day delinquency rates for credit card and private student loans at December 31, 2022, increased compared to December 31, 2021, primarily driven by credit normalization. The increase in the 30-day and 90-day delinquency rates for credit card was also driven by the seasoning of prior vintages. The 30-day delinquency rates for personal loans at December 31, 2022, increased compared to December 31, 2021, primarily driven by credit normalization and the seasoning of prior vintages. The 90-day delinquency rates for personal loans at December 31, 2022, remained relatively flat compared to December 31, 2021.
The balance of credit card and private student loans reported as TDRs increased at December 31, 2022, as compared to December 31, 2021, primarily due to the expiration of the CARES Act exemption for new modifications effective January 1, 2022. The balance of personal loans reported as TDRs decreased at December 31, 2022, compared to December 31, 2021, primarily due to continued benefit from tighter credit underwriting standards implemented in 2020, partially offset by enrollments in loan modification programs that are no longer exempt from the TDR designation under the CARES Act.
We believe loan modification programs are useful in assisting customers experiencing financial difficulties and help to prevent defaults. We plan to continue to use loan modification programs as a means to provide relief to customers experiencing financial difficulties.
Modified and Restructured Loans
Certain loan modifications made in 2021 were not reported as TDRs pursuant to accounting and financial reporting exemptions provided by the CARES Act. As a result, modifications reported as TDRs were favorably impacted for the year ended December 31, 2021. The CARES Act exemption ceased to apply after December 31, 2021, and, accordingly, modifications made after that date were reported as TDRs.
The table below reflects the number and balance of both new loan modifications reported as TDRs and new loan modifications excluded from the TDR designation pursuant to the CARES Act (dollars in millions)(1):

	Accounts that entered a loan modification program and were classified as TDRs during the period		Accounts that entered a loan modification program and were exempt from the TDR designation pursuant to the CARES Act(1)
	Number of Accounts	Balances	Number of Accounts	Balances
For the Year Ended December 31, 2022
Credit card loans	237,339	$1,545	—	$—
Private student loans	6,841	$127	—	$—
Personal loans	6,303	$86	—	$—

For the Year Ended December 31, 2021
Credit card loans	64,359	$399	127,878	$907
Private student loans	477	$8	8,844	$170
Personal loans	4,066	$51	1,378	$21

(1)Accounts that entered into a loan modification on or after January 1, 2022, are not eligible for this exemption.
The number and balance of new credit card and personal loan modifications increased during the year ended December 31, 2022, when compared to total modifications, including both TDRs and those exempt from the TDR designation, in the same period in 2021. The increase was primarily due to the expiration of government stimulus and disaster relief programs.
The number and balance of new private student loan modifications decreased during the year ended December 31, 2022, when compared to total modifications, including both TDRs and those exempt from the TDR designation, in the same period in 2021. The decrease was primarily due to heightened utilization of programs in the prior periods driven by the impacts of the COVID-19 pandemic on student loan borrowers.

The following table provides the number of accounts that exited a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act and corresponding outstanding balances along with the amount of the outstanding balances that were delinquent (30 or more days past due) upon exiting the temporary loan modification program (dollars in millions):(1)

	Number of Accounts	Outstanding Balances	Balances Delinquent(1)
For the Year Ended December 31, 2022
Credit card loans	101,273	$552	$110
Private student loans	3,897	$76	NM
Personal loans	649	$9	NM

For the Year Ended December 31, 2021
Credit card loans	198,506	$1,183	$166
Private student loans	8,788	$157	NM
Personal loans	4,809	$72	NM

(1)Includes balances charged-off at the end of the month the account exited the temporary loan modification program. The balances charged-off were not meaningful for the years ended December 31, 2022 and 2021.
The following table provides the balance of loan receivables restructured through a temporary loan modification program that were exempt from the TDR designation pursuant to the CARES Act (dollars in millions):

	December 31,
	2022		2021
	$	%	$	%
Credit card loans	$1,187	1.32%	$1,620	2.18%
Private student loans	$193	1.87%	$242	2.39%
Personal loans	$16	0.20%	$45	0.65%

Our estimate of expected loss reflected in our allowance for credit losses includes the risk associated with all loans, including all modified loans. Refer to “— Delinquencies” and Note 4: Loan Receivables to our consolidated financial statements for additional details of our use of loan modification programs to provide relief to customers experiencing financial hardship, TDRs and the allowance for credit losses.
Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) (dollars in millions):

At December 31, 2022	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
Credit card loans	$26,846	$47,894	$14,926	$447	$90,113
Private student loans	345	2,131	7,129	703	10,308
Personal loans	2,224	5,364	410	—	7,998
Other loans	115	487	1,353	1,746	3,701
Total loan portfolio	$29,530	$55,876	$23,818	$2,896	$112,120

(1)    Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.
At December 31, 2022, approximately $51.0 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $31.6 billion were fixed-rate loans.

Other Income
The following table presents the components of other income (dollars in millions):

	For the Years Ended December 31,			2022 vs. 2021 Increase (Decrease)		2021 vs. 2020 Increase (Decrease)
	2022	2021	2020	$	%	$	%
Discount and interchange revenue, net(1)	$1,424	$1,224	$933	$200	16%	$291	31%
Protection products revenue	172	165	180	7	4%	(15)	(8)%
Loan fee income	632	464	414	168	36%	50	12%
Transaction processing revenue	249	227	195	22	10%	32	16%
(Losses) gains on equity investments	(214)	424	80	(638)	(150)%	344	430%
Other income	75	66	56	9	14%	10	18%
Total other income	$2,338	$2,570	$1,858	$(232)	(9)%	$712	38%

(1)Net of rewards, including Cashback Bonus rewards, of $3.0 billion, $2.5 billion and $1.9 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
Total other income decreased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to net losses on equity investments partially offset by increases in net discount and interchange revenue and loan fee income. The net loss on equity investments was a result of a decrease in the fair value of those investments. The increase in discount and interchange revenue was partially offset by an increase in rewards, both of which were driven by higher sales volume. Loan fee income increased primarily due to higher volume of late payments.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Years Ended December 31,			2022 vs. 2021 Increase (Decrease)		2021 vs. 2020 Increase (Decrease)
	2022	2021	2020	$	%	$	%
Employee compensation and benefits	$2,139	$1,986	$1,894	$153	8%	$92	5%
Marketing and business development	1,035	810	659	225	28%	151	23%
Information processing and communications	513	500	540	13	3%	(40)	(7)%
Professional fees	871	797	717	74	9%	80	11%
Premises and equipment	118	92	113	26	28%	(21)	(19)%
Other expense	560	620	596	(60)	(10)%	24	4%
Total other expense	$5,236	$4,805	$4,519	$431	9%	$286	6%

Total other expense increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increases in marketing and business development, employee compensation and benefits and professional fees. These increases were partially offset by a decrease in other expense. The increase in marketing and business development was driven by growth investments in card and consumer banking. Employee compensation and benefits increased primarily from higher headcount. The increase in professional fees was due primarily to investments in technology and increased consulting costs. The decrease in other expense was driven by certain one-time items in the prior period.

Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.4	3.4	3.4
Tax credits	(1.3)	(1.2)	(4.4)
Other	0.4	(0.3)	0.5
Effective income tax rate	23.5%	22.9%	20.5%

Income tax expense	$1,350	$1,615	$294

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
Funding Sources
Deposits
We obtain deposits from consumers directly or through affinity relationships (“direct-to-consumer deposits”). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers (“brokered deposits”). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. Brokered deposit products include certificates of deposit and sweep accounts. In accordance with the Federal Deposit Insurance Corporation’s (“FDIC”) final rule on revisions to its brokered deposits regulation, we no longer categorize certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships as brokered for regulatory reporting purposes. At December 31, 2022, we had $70.5 billion of direct-to-consumer deposits and $21.1 billion of brokered deposits, of which there are $76.6 billion of deposit balances due in less than one year and $15.0 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller’s interest. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller’s interest and subordinated classes of DCENT DiscoverSeries notes. At December 31, 2022, we had $10.2 billion of outstanding public asset-backed securities and $3.3 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended December 31, 2022, the DiscoverSeries three-month rolling average excess spread was 14.73%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of December 31, 2022, there were $25.8 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the year ended December 31, 2022. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At December 31, 2022	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$10,175	$1,472	$8,703

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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. As of December 31, 2022, we had total committed borrowing capacity of $2.2 billion based on the amount and type of assets pledged, of which $525 million of long-term advances were outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings — Private Student Loans
At December 31, 2022, $84 million of principal was outstanding on securitized debt assumed as part of our acquisition of The Student Loan Corporation. Principal and interest payments on the underlying private student loans will reduce the balance of these secured borrowings over time.
Other Long-Term Borrowings — Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At December 31, 2022	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2024-2032	$3,350
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2023-2031	$155
Discover Bank fixed-rate senior bank notes, maturing 2023-2030	$5,350
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At December 31, 2022, $585 million of interest on our fixed-rate debt is due in less than one year and $1.6 billion of interest is due in one year and thereafter. See Note 9: Long-Term Borrowings to our consolidated financial statements for more information on the maturities of our long-term borrowings. Certain DFS senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and corresponding ratings downgrade below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At December 31, 2022, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, we have access to short-term advance structures through the FHLB of Chicago and privately placed asset-backed securitizations. At December 31, 2022, there were no short-term advances outstanding from the FHLB and no private asset-backed securitizations.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. At December 31, 2022, we had a total committed capacity of $3.5 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them approximately one year prior to their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2022, Discover Bank had $42.3 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of December 31, 2022, we have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal, and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At December 31, 2022, our unused credit arrangements were approximately $224.7 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications, and global merchant acceptance, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of December 31, 2022, we have debt obligations, common stock and preferred stock outstanding. Refer to “— Funding Sources” and “— Capital” for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
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
The table below reflects our current credit ratings and outlooks:

	Moody’s Investors Service(1)	Standard & Poor’s	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Baa3	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Under Review	Stable	Stable
Discover Bank
Senior unsecured debt	Baa2	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Under Review	Stable	Stable
Subordinated debt	Baa2	BBB-	BBB
Discover Card Execution Note Trust (DCENT)
Class A(2)	Aaa(sf)	AAA(sf)	AAA(sf)

(1)On December 7, 2022, Moody’s Investors Service placed all of the long-term ratings and assessments for Discover Financial Services and Discover Bank on review for upgrade.
(2)An “sf” in the rating denotes rating agency identification for structured finance product ratings.
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
At December 31, 2022, our liquidity portfolio was composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities (“RMBS”) issued by U.S. government agencies or U.S. GSEs. These investments are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.
At December 31, 2022, our liquidity portfolio and undrawn credit facilities were $67.3 billion, which was $14.4 billion higher than the balance at December 31, 2021. Our liquidity portfolio and undrawn credit facilities grew primarily as a result of the purchase of Treasury securities and additional borrowing capacity with the Federal Reserve. During the years ended December 31, 2022 and 2021, the average balance of our liquidity portfolio was $16.3 billion and $23.4 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	December 31,
	2022	2021
Liquidity portfolio
Cash and cash equivalents(1)	$7,585	$8,080
Investment securities(2)	12,213	6,879
Total liquidity portfolio	19,798	14,959
Private asset-backed securitizations(3)	3,500	3,500
Federal Home Loan Bank of Chicago	1,712	150
Primary liquidity sources	25,010	18,609
Federal Reserve discount window(3)	42,268	34,254
Total liquidity portfolio and undrawn credit facilities	$67,278	$52,863

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $97 million and $27 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2022 and 2021, respectively.
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
Capital
Our primary sources of capital are the earnings generated by our businesses and the proceeds from issuances of capital securities. We seek to manage capital to a level and composition sufficient to support our businesses’ growth, account for their risks, and meet regulatory requirements, rating agency targets and debt investor expectations. Within these constraints, we are focused on deploying capital in a manner that provides attractive returns to our stockholders. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives and legislative and regulatory developments.
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
DFS and Discover Bank are subject to regulatory capital rules issued by the Federal Reserve and the FDIC, respectively, under the Basel Committee’s December 2010 framework (“Basel III rules”). Under the Basel III rules, DFS and Discover Bank are classified as “standardized approach” entities as they are U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. The Basel III rules require DFS and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios.
In March 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the CECL accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, we have elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, the estimated impact of CECL on regulatory capital will be phased in over three years, beginning in 2022. Electing this option raised our Common Equity Tier 1 ("CET1") capital ratios in 2022 and 2021. The phase-in of the CECL accounting model decreased CET1 by $537 million as of January 1, 2022. For additional information regarding the risk-based capital and leverage ratios, see Note 17: Capital Adequacy to our consolidated financial statements.
In March 2020, the Federal Reserve announced the SCB final rule, which imposes limitations on DFS’ capital distributions if we do not maintain our risk-based capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. Under this rule, DFS is required to assess whether our planned capital actions are consistent with the effective capital distribution limitations that will apply on a pro-forma basis throughout the planning horizon.
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of risk-weighted assets. For Category IV firms, including DFS, the Federal Reserve calculates each firm’s SCB biennially in even-numbered calendar years, and did so in 2022. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year’s supervisory stress tests as part of the Federal Reserve’s CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm’s annual capital plan. In August 2021, the Federal Reserve notified DFS of its adjusted SCB requirement of 3.6% based on the planned common stock dividends in the 2021 Capital Plan. DFS' SCB was effective in October 2021 and slightly increased from our SCB in effect for the preceding year, which was 3.5%. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.

DFS elected not to participate in the Federal Reserve’s supervisory stress test in 2021, but did participate in 2022. As part of CCAR, DFS submitted an annual capital plan by the April 5, 2022 due date (“2022 Capital Plan”). On June 23, 2022, the Federal Reserve released results of the 2022 CCAR stress test. Discover’s results showed strong capital levels under stress, well above regulatory minimums. These results were used to set the new SCB effective October 1, 2022. On August 4, 2022, the Federal Reserve disclosed the new SCB for DFS is 2.5%, the lowest possible requirement.
At December 31, 2022, DFS and Discover Bank met the requirements for “well-capitalized” status under the Federal Reserve’s Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders’ equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At December 31, 2022, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure for different companies.
The following table reconciles total common stockholders’ equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	December 31,
	2022	2021
Total common stockholders’ equity(1)	$13,534	$12,352
Less: goodwill	(255)	(255)
Tangible common equity	$13,279	$12,097

(1)Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.

Our Board of Directors declared the following common stock dividends during 2022, 2021 and 2020:

Declaration Date	Record Date	Payment Date	Dividend per Share
2022
October 18, 2022	November 23, 2022	December 08, 2022	$0.60
July 20, 2022	August 25, 2022	September 08, 2022	0.60
April 27, 2022	May 26, 2022	June 09, 2022	0.60
January 18, 2022	February 17, 2022	March 03, 2022	0.50
Total common stock dividends			$2.30

2021
October 19, 2021	November 24, 2021	December 09, 2021	$0.50
July 20, 2021	August 19, 2021	September 02, 2021	0.50
April 20, 2021	May 20, 2021	June 03, 2021	0.44
January 19, 2021	February 18, 2021	March 04, 2021	0.44
Total common stock dividends			$1.88

2020
October 20, 2020	November 19, 2020	December 03, 2020	$0.44
July 21, 2020	August 20, 2020	September 03, 2020	0.44
April 21, 2020	May 21, 2020	June 04, 2020	0.44
January 21, 2020	February 20, 2020	March 05, 2020	0.44
Total common stock dividends			$1.76

On January 17, 2023, we declared a quarterly cash dividend on our common stock of $0.60 per share, payable on March 9, 2023 to holders of record on February 23, 2023, which is consistent with the quarterly amount paid in 2022.
Our Board of Directors declared the following Series C preferred stock dividends during 2022, 2021 and 2020:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2022
July 20, 2022	October 14, 2022	October 31, 2022	$27.50
January 18, 2022	April 15, 2022	May 02, 2022	27.50
Total Series C preferred stock dividends			$55.00

2021
July 20, 2021	October 15, 2021	November 01, 2021	$27.50
January 19, 2021	April 15, 2021	April 30, 2021	27.50
Total Series C preferred stock dividends			$55.00

2020
July 21, 2020	October 15, 2020	October 30, 2020	$27.50
January 21, 2020	April 15, 2020	April 30, 2020	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2022
July 20, 2022	September 08, 2022	September 23, 2022	$30.625
January 18, 2022	March 08, 2022	March 23, 2022	30.625
Total Series D preferred stock dividends			$61.250

2021
July 20, 2021	September 08, 2021	September 23, 2021	$30.625
January 19, 2021(1)	March 08, 2021	March 23, 2021	46.110
Total Series D preferred stock dividends			$76.735

(1)The dividend includes $30.63 semi-annual dividend per depositary share plus $15.48 to account for the long first dividend period.
On January 17, 2023, we declared a semi-annual cash dividend on our Series C and Series D preferred stock of $27.50 and $30.625 per depositary share, respectively, payable on May 1, 2023 and March 23, 2023, respectively, to holders of record on April 14, 2023 and March 8, 2023, respectively.
Our Board of Directors approved a new share repurchase program in April 2022. The new program authorizes up to $4.2 billion of share repurchases through June 30, 2023. This share repurchase authorization replaced a $2.4 billion share repurchase program, which expired on March 31, 2022. During the three months ended December 31, 2022, we repurchased approximately 5.9 million shares, or 2.2% of our outstanding common stock as of September 30, 2022, for approximately $600 million. During the year ended December 31, 2022, we repurchased approximately 21.5 million shares, or 7.5% of our outstanding common stock as of December 31, 2021, for $2.3 billion. We may use various methods to repurchase shares under the program, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods.
The amount and size of any future dividends and share repurchases will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors. In July 2022, we suspended our existing share repurchase program because of an internal investigation related to our student loan servicing practices and related compliance matters conducted under the oversight of a board-appointed independent special committee. In November 2022, the investigation was completed and we resumed share repurchases under the existing program. We continue to communicate with the supervisory staff of our regulators regarding the internal investigation, and we may be subject to reviews, investigations, proceedings, fines or other actions in connection with our student loan servicing practices and related compliance matters. The declaration and payment of future dividends and the amount thereof are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary (Discover Bank) can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or could adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.

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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At December 31, 2022, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest-rate-sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest-rate-sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12 months. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or Secured Overnight Financing Rate (“SOFR”), which will reset before the end of the next 12 months, or liabilities that have fixed rates at the fiscal period end but will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the next 12 months, are also considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.
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

	December 31,
	2022		2021
Basis point change	$	%	$	%
+100	$183	1.40%	$154	1.51%
-100	$(190)	(1.45)%	NM	NM

An estimated impact on net interest income of a decrease in interest rates at December 31, 2021, was not provided as many of our interest-rate-sensitive assets and liabilities were tied to interest rates (i.e., prime and federal funds) that were near their historical minimum levels and, therefore, could not materially decrease.

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Allowance for Credit Losses — Refer to Notes 1, 2 and 4 to the financial statements.
Critical Audit Matter Description
Estimates of expected credit losses under the Current Expected Credit Losses (“CECL”) model, in accordance with ASU 2016-13, are based on relevant information about current conditions, historical experience and reasonable and supportable forward-looking forecasts regarding collectability of the loan portfolio.
Assumptions used to estimate expected credit losses under the CECL model included, but were not limited to, key economic assumptions applied over a reasonable and supportable forecast period and, for the credit card portfolio, the application of a credit card payment allocation policy.
During the year ended December 31, 2022, the economic environment resulted in increased uncertainty and more judgment to derive the CECL estimate. Specifically, the unknown impacts of the cessation of fiscal policy assistance and recent monetary policy actions, in response to inflation, have increased the uncertainty associated with the macroeconomic outlook and CECL estimate. The selection of key assumptions and evaluation of model output required significant judgment from management. At December 31, 2022, the total allowance for loans was $7.4 billion.
Given the significant estimates and assumptions management makes to estimate the allowance for credit losses and the economic environment, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit modeling specialists.
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
February 23, 2023
We have served as the Company’s auditor since the spin-off from its former parent company in 2007 and as Discover Bank’s (a wholly owned subsidiary of the Company) auditor since 1985.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition
(dollars in millions, except for share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$8,856	$8,750
Restricted cash	41	2,582
Investment securities (includes available-for-sale securities of $11,987 and $6,700 reported at fair value with associated amortized cost of $12,167 and $6,549 at December 31, 2022 and 2021, respectively)	12,208	6,904
Loan receivables
Loan receivables	112,120	93,684
Allowance for credit losses	(7,374)	(6,822)
Net loan receivables	104,746	86,862
Premises and equipment, net	1,003	983
Goodwill	255	255
Other assets	4,519	3,906
Total assets	$131,628	$110,242
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$90,151	$70,818
Non-interest-bearing deposit accounts	1,485	1,575
Total deposits	91,636	72,393
Short-term borrowings	—	1,750
Long-term borrowings	20,108	18,477
Accrued expenses and other liabilities	5,294	4,214
Total liabilities	117,038	96,834
Commitments, contingencies and guarantees (Notes 15, 18 and 19)
Stockholders’ Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 569,689,007 and 568,830,897 shares issued at December 31, 2022 and 2021, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at December 31, 2022 and 2021	1,056	1,056
Additional paid-in capital	4,468	4,369
Retained earnings	28,453	24,766
Accumulated other comprehensive loss	(339)	(94)
Treasury stock, at cost; 302,305,216 and 280,502,577 shares at December 31, 2022 and 2021, respectively	(19,054)	(16,695)
Total stockholders’ equity	14,590	13,408
Total liabilities and stockholders’ equity	$131,628	$110,242

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

	December 31,
	2022	2021
Assets
Restricted cash	$41	$2,582
Loan receivables	$25,937	$25,449
Allowance for credit losses allocated to securitized loan receivables	$(1,152)	$(1,371)
Other assets	$3	$4
Liabilities
Short- and long-term borrowings	$10,259	$9,539
Accrued expenses and other liabilities	$14	$6

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income
(dollars in millions, except for share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Interest income
Credit card loans	$10,632	$8,717	$8,985
Other loans	1,870	1,734	1,817
Investment securities	179	182	252
Other interest income	183	18	41
Total interest income	12,864	10,651	11,095
Interest expense
Deposits	1,257	661	1,231
Short-term borrowings	2	—	32
Long-term borrowings	606	473	602
Total interest expense	1,865	1,134	1,865
Net interest income	10,999	9,517	9,230
Provision for credit losses	2,359	218	5,134
Net interest income after provision for credit losses	8,640	9,299	4,096
Other income
Discount and interchange revenue, net	1,424	1,224	933
Protection products revenue	172	165	180
Loan fee income	632	464	414
Transaction processing revenue	249	227	195
(Losses) gains on equity investments	(214)	424	80
Other income	75	66	56
Total other income	2,338	2,570	1,858
Other expense
Employee compensation and benefits	2,139	1,986	1,894
Marketing and business development	1,035	810	659
Information processing and communications	513	500	540
Professional fees	871	797	717
Premises and equipment	118	92	113
Other expense	560	620	596
Total other expense	5,236	4,805	4,519
Income before income taxes	5,742	7,064	1,435
Income tax expense	1,350	1,615	294
Net income	$4,392	$5,449	$1,141
Net income allocated to common stockholders	$4,304	$5,351	$1,104
Basic earnings per common share	$15.52	$17.85	$3.60
Diluted earnings per common share	$15.50	$17.83	$3.60

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income
(dollars in millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$4,392	$5,449	$1,141
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(250)	(170)	172
Unrealized (losses) gains on cash flow hedges, net of tax	(5)	3	5
Unrealized pension and post-retirement plan gains (losses), net of tax	10	28	(13)
Other comprehensive (loss) income	(245)	(139)	164
Comprehensive income	$4,147	$5,310	$1,305

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in millions, shares in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2019	6	$563	566,654	$6	$4,206	$21,290	$(119)	$(14,087)	$11,859
Cumulative effect of ASU No. 2016-13 adoption	—	—	—	—	—	(1,902)	—	—	(1,902)
Net income	—	—	—	—	—	1,141	—	—	1,141
Other comprehensive income	—	—	—	—	—	—	164	—	164
Purchases of treasury stock	—	—	—	—	—	—	—	(348)	(348)
Common stock issued under employee benefit plans	—	—	192	—	10	—	—	—	10
Common stock issued and stock-based compensation expense	—	—	1,052	—	41	—	—	—	41
Preferred stock issued	5	493	—	—	—	—	—	—	493
Dividends — common stock ($1.76 per share)	—	—	—	—	—	(543)	—	—	(543)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2020	11	1,056	567,898	6	4,257	19,955	45	(14,435)	10,884
Net income	—	—	—	—	—	5,449	—	—	5,449
Other comprehensive loss	—	—	—	—	—	—	(139)	—	(139)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,260)	(2,260)
Common stock issued under employee benefit plans	—	—	88	—	9	—	—	—	9
Common stock issued and stock-based compensation expense	—	—	845	—	103	—	—	—	103
Dividends — common stock ($1.88 per share)	—	—	—	—	—	(569)	—	—	(569)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($7,674 per share)	—	—	—	—	—	(38)	—	—	(38)
Balance at December 31, 2021	11	1,056	568,831	6	4,369	24,766	(94)	(16,695)	13,408
Net income	—	—	—	—	—	4,392	—	—	4,392
Other comprehensive loss	—	—	—	—	—	—	(245)	—	(245)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,359)	(2,359)
Common stock issued under employee benefit plans	—	—	107	—	10	—	—	—	10
Common stock issued and stock-based compensation expense	—	—	751	—	89	—	—	—	89
Dividends — common stock ($2.30 per share)	—	—	—	—	—	(643)	—	—	(643)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2022	11	$1,056	569,689	$6	$4,468	$28,453	$(339)	$(19,054)	$14,590

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows
(dollars in millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows provided by operating activities
Net income	$4,392	$5,449	$1,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,359	218	5,134
Deferred income taxes	(427)	327	(672)
Depreciation and amortization	561	531	485
Amortization of deferred revenues	(365)	(295)	(320)
Net losses (gains) on investments and other assets	261	(382)	(26)
Other, net	125	257	200
Changes in assets and liabilities:
(Increase) decrease in other assets	(846)	(496)	118
Increase in accrued expenses and other liabilities	1,080	410	136
Net cash provided by operating activities	7,140	6,019	6,196

Cash flows provided by (used for) investing activities
Maturities of other short-term investments	—	2,200	5,850
Purchases of other short-term investments	—	—	(8,046)
Maturities of available-for-sale investment securities	2,084	2,727	1,007
Purchases of available-for-sale investment securities	(7,682)	(9)	(113)
Maturities of held-to-maturity investment securities	32	82	54
Purchases of held-to-maturity investment securities	(50)	(28)	(44)
Net change in principal on loans originated for investment	(19,961)	(4,574)	3,045
Proceeds from the sale of available for sale securities	—	5	—
Proceeds from the sale of other investments	336	1	94
Purchases of other investments	(169)	(170)	(72)
Proceeds from sale of premises and equipment	9	—	—
Purchases of premises and equipment	(236)	(194)	(261)
Net cash (used for) provided by investing activities	(25,637)	40	1,514

Cash flows (used for) provided by financing activities
Net change in short-term borrowings	(1,750)	1,750	—
Net change in deposits	19,208	(4,533)	4,128
Proceeds from issuance of securitized debt	5,620	1,727	—
Maturities and repayment of securitized debt	(4,395)	(3,451)	(3,531)
Proceeds from issuance of other long-term borrowings	1,265	—	494
Maturities and repayments of other long-term borrowings	(834)	(922)	(1,755)
Proceeds from issuance of common stock	10	9	10
Proceeds from issuance of preferred stock	—	—	493
Dividends paid on common and preferred stock	(703)	(636)	(576)
Purchases of treasury stock	(2,359)	(2,260)	(348)
Net cash provided by (used for) financing activities	16,062	(8,316)	(1,085)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,435)	(2,257)	6,625
Cash, cash equivalents and restricted cash, at the beginning of the period	11,332	13,589	6,964
Cash, cash equivalents and restricted cash, at the end of the period	$8,897	$11,332	$13,589

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$8,856	$8,750	$13,564
Restricted cash	41	2,582	25
Cash, cash equivalents and restricted cash, at the end of the period	$8,897	$11,332	$13,589

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest expense	$1,666	$1,077	$1,799
Income taxes, net of income tax refunds	$1,865	$1,305	$901

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
The Company manages its business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. See Note 22: Segment Disclosures for a detailed description of each segment’s operations and the allocation conventions used in business segment reporting.
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
It is also the Company’s policy to consolidate any VIEs for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) as well as the student loan securitization trust. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust Servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, (i) the power to direct the activities that most significantly impact the economic performance of the trust and (ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other VIE during the years ended December 31, 2022, 2021 and 2020.
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

Recently Issued Accounting Pronouncements (Not Yet Adopted)
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the troubled debt restructuring ("TDR") recognition and measurement guidance and enhances disclosures for modifications of receivables to borrowers experiencing financial difficulty. Under ASU 2022-02, the use of a discounted cash flow method is no longer required when measuring expected credit losses on modified loans. The ASU also refines existing credit-related disclosures by requiring disclosure of current-period gross charge-offs of receivables by year of origination. The amendments in the ASU are to be applied prospectively to modifications and disclosures of gross charge-offs; however, adoption on a modified retrospective basis is permitted for the effect on the allowance for credit losses related to the elimination of the TDR recognition and measurement guidance. The ASU is effective for the Company on January 1, 2023. Management does not expect the amendments to have a material impact on the Company's financial statements.
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The temporary reference rate transition guidance provided in Topic 848, which was originally set to expire on December 31, 2022, is designed to ease the operational cost and burden of accounting for the discontinuation of the London Interbank Offered Rate (“LIBOR”). The ASU extends the expiration date of Topic 848 to December 31, 2024. The ASU was effective upon issuance and the Company intends to apply the optional exemption from contract modification accounting provided in Topic 848 to LIBOR-indexed variable-rate private student loans. These outstanding student loans will convert to a Secured Overnight Financing Rate (“SOFR”) index in 2023 when 3-month U.S. dollar (“USD”) LIBOR ceases to be a representative reference rate. The Company does not expect the conversion of these loans to a SOFR index to have a material impact on the Company’s financial statements.
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments with maturities of 90 days or less when purchased, excluding amounts restricted by certain contractual or other obligations. Cash and cash equivalents included $1.5 billion and $1.2 billion of cash and due from banks and $7.4 billion and $7.6 billion of interest-earning deposits at other banks at December 31, 2022 and 2021, respectively.
Restricted Cash
Restricted cash includes cash in accounts from which the Company’s ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2022, investment securities consisted of debt obligations of the U.S. Treasury and government-sponsored enterprises of the U.S. (“U.S. GSEs”) and mortgage-backed securities issued by government agencies or U.S. GSEs. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”) included in stockholders’ equity. The Company estimates the fair value of available-for-sale investment securities as more fully discussed in Note 20: Fair Value Measurements. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. Interest on investment securities is accrued each month in accordance with their contractual terms and recorded in other assets in the consolidated statements of financial condition. The U.S. Treasury and U.S. GSE obligations and mortgage-backed securities issued by government agencies or U.S. GSEs in which the Company invests have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments.

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
Credit card loans are charged off at the end of the month during which an account becomes 180 days past due. Closed-end unsecured consumer loan receivables are charged off at the end of the month during which an account becomes 120 days contractually past due. Customer bankruptcies and probate accounts are charged off by the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day or 120-day time frame described above. Receivables associated with alleged or potential fraudulent transactions are reserved for at their net realizable value upon receipt of notification of such fraud through a charge to other expense and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day or 120-day time frame described above. The Company’s charge-off policies are designed to comply with guidelines established by the Federal Financial Institutions Examination Council (“FFIEC”).
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
Loan receivables that have been modified are subject to the same requirements for the accrual of expected credit loss over their expected remaining lives as described above for unmodified loans. The effects of all loan modifications, whether the TDR designation applies or not, are reflected in the allowance for credit losses. An adjustment to the allowance for credit losses is not recorded for reasonably expected TDRs as the impact is not material. When the impact of the concession can only be captured by use of a discounted cash flow method (or a reconcilable method), such method is used to measure the allowance for credit losses.
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
Goodwill
Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reported goodwill relates to PULSE, which it acquired in 2005. The Company’s goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No impairment was identified during the impairment test conducted as of October 1, 2022.
Stock-based Compensation
The Company measures the cost of services received from employees and non-employee directors in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost, net of estimated forfeitures, is recognized over the requisite service period. Awards to employees who are retirement-eligible at any point during the year are amortized over 12 months in accordance with the vesting terms that apply under those circumstances. No compensation cost is recognized for awards that are subsequently forfeited.
Advertising Costs
The Company expenses television and radio advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $307 million, $262 million and $212 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Accumulated Other Comprehensive Income
The Company records unrealized gains and losses on available-for-sale securities, changes in the fair value of cash flow hedges and certain pension and foreign currency translation adjustments in other comprehensive income (“OCI”) on an after-tax basis where applicable. The Company’s policy is to adjust the tax effects of a component of AOCI in the same period in which the item is sold or otherwise derecognized, or when the carrying value of the item is remeasured. Details of OCI, net of tax, are presented in the statement of comprehensive income and a roll forward of AOCI is presented in the consolidated statements of changes in stockholders’ equity and Note 13: Accumulated Other Comprehensive Income.
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
The Company recognizes fees (except balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the estimated life of the related balance. As of December 31, 2022 and 2021, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $85 million and $62 million, respectively. Loan fee income consists of fees on credit card loans and includes late, cash advance, returned check and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2022 and 2021, the remaining unamortized deferred costs related to loan origination were $298 million and $222 million, respectively, and were recorded in loan receivables.
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
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the years ended December 31, 2022, 2021 and 2020, rewards costs amounted to $3.0 billion, $2.5 billion and $1.9 billion, respectively. The liability for customer rewards was $2.2 billion and $2.0 billion at December 31, 2022 and 2021, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
Other Income
Other income includes gains and losses on equity investments, sales-based royalty revenues earned by Diners Club, merchant fees, revenues from network partners and other miscellaneous revenue items. Unrealized gains and losses on equity investments carried at fair value are recognized quarterly based on changes in their respective fair values. Sales-based royalty revenues are recognized as the related sales are reported by Diners franchisees. All remaining items of other income are recognized as the related performance obligations are satisfied.
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
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a distinct good or service is received by the Company in exchange for the payment and the fair value of the good or service can be reasonably estimated. If no such good or service is identified, then the entire payment is classified as contra-revenue and included in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $32 million and $33 million at December 31, 2022 and 2021, respectively.
3.    Investments
The Company’s other short-term investments and investment securities consist of the following (dollars in millions):

	December 31,
	2022	2021
U.S. Treasury securities(1) and U.S. GSE(2) securities	$11,423	$6,514
Residential mortgage-backed securities - Agency(3)	785	390
Total investment securities	$12,208	$6,904

(1)$97 million and $27 million of U.S. Treasury securities pledged as swap collateral as of December 31, 2022 and 2021, respectively.
(2)Consists of a security issued by the Federal Home Loan Bank.
(3)Consists of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$11,580	$21	$(178)	$11,423
Residential mortgage-backed securities - Agency	587	—	(23)	564
Total available-for-sale investment securities	$12,167	$21	$(201)	$11,987
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$221	$—	$(22)	$199
Total held-to-maturity investment securities	$221	$—	$(22)	$199

December 31, 2021
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$6,368	$146	$—	$6,514
Residential mortgage-backed securities - Agency	181	5	—	186
Total available-for-sale investment securities	$6,549	$151	$—	$6,700
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$204	$3	$(1)	$206
Total held-to-maturity investment securities	$204	$3	$(1)	$206

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

The following table provides information about investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

		Less than 12 months		More than 12 months
	Number of Securities in a Loss Position	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available-for-Sale Investment Securities
U.S. Treasury securities	123	$9,060	$(175)	$106	$(3)
Residential mortgage-backed securities - Agency	34	$559	$(22)	$5	$(1)

December 31, 2021
Available-for-Sale Investment Securities
U.S. Treasury securities	2	$110	NM	$—	$—
Residential mortgage-backed securities - Agency	1	$7	NM	$—	$—
During the year ended December 31, 2022, the Company had no sales of available-for-sale securities. During the year ended December 31, 2021, the Company received $5 million of proceeds from the sale of available-for-sale securities. As a result of the sale, the Company recognized an immaterial gain during the year ended December 31, 2021. There were no sales of available-for-sale securities during the year ended December 31, 2020. See Note 13: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the years ended December 31, 2022, 2021 and 2020.

Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the following tables (dollars in millions):

At December 31, 2022	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$1,726	$9,025	$829	$—	$11,580
Residential mortgage-backed securities - Agency(1)	1	87	25	474	587
Total available-for-sale investment securities	$1,727	$9,112	$854	$474	$12,167
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$221	$221
Total held-to-maturity investment securities	$—	$—	$—	$221	$221

Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$1,706	$8,890	$827	$—	$11,423
Residential mortgage-backed securities - Agency(1)	1	83	24	456	564
Total available-for-sale investment securities	$1,707	$8,973	$851	$456	$11,987
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$199	$199
Total held-to-maturity investment securities	$—	$—	$—	$199	$199

Available-for-Sale Investment Securities — Weighted-Average Yields(2)
U.S. Treasury and U.S. GSE securities	2.48%	3.39%	3.94%	—%	3.30%
Residential mortgage-backed securities - Agency(1)	1.82%	1.94%	2.50%	3.51%	3.23%
Total available-for-sale investment securities	2.48%	3.38%	3.90%	3.51%	3.29%
Held-to-Maturity Investment Securities — Weighted-Average Yields
Residential mortgage-backed securities(1)	—%	—%	—%	3.05%	3.05%
Total held-to-maturity investment securities	—%	—%	—%	3.05%	3.05%

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
(2)The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.
Taxable interest on investment securities was $179 million, $182 million and $252 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was no U.S. federal income tax-exempt interest on investment securities for the years ended December 31, 2022, 2021 and 2020.
Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the consolidated statements of financial condition. The portion of each investment’s operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. As of December 31, 2022 and 2021, the Company had outstanding investments in these entities of $416 million and $388 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $111 million and $92 million, respectively. Of the above outstanding equity investments, the Company had $375 million and $350 million of investments related to affordable housing projects as of December 31, 2022 and 2021, respectively, which had $100 million and $80 million of related contingent liabilities for unconditional and legally binding delayed equity contributions, respectively.
The Company holds non-controlling equity positions in several payment services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of December 31, 2022 and 2021, the carrying value of these investments, which are recorded within other assets on the Company’s consolidated statements of financial condition, was $39 million and $36 million, respectively.
The Company also holds non-controlling equity positions in payment service entities that have actively traded stock and therefore have readily determinable fair values. As a result, these investments are carried at fair value based on the quoted share prices. As of December 31, 2022 and 2021, the carrying value of these investments, which are recorded within other assets on the Company's consolidated statements of financial condition, were $41 million and $461 million, respectively. During the year ended December 31, 2022, the Company recognized a net loss of $214 million on the consolidated statements of income related to these investments. The Company recognized a net gain of $423 million during the year ended December 31, 2021. The Company recognized no gains or losses during the year ended December 31, 2020.
4.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company’s classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	December 31,
	2022	2021
Credit card loans(1)(2)	$90,113	$74,369
Other loans(3)
Private student loans(4)	10,308	10,113
Personal loans	7,998	6,936
Other loans	3,701	2,266
Total other loans	22,007	19,315
Total loan receivables	112,120	93,684
Allowance for credit losses	(7,374)	(6,822)
Net loan receivables	$104,746	$86,862

(1)Amounts include carrying values of $13.5 billion and $13.3 billion underlying investors’ interest in trust debt at December 31, 2022 and 2021, respectively, and $12.2 billion and $11.9 billion in seller’s interest at December 31, 2022 and 2021, respectively. See Note 5: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $611 million and $423 million at December 31, 2022 and 2021, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $468 million, $49 million and $11 million, respectively, at December 31, 2022 and $443 million, $42 million and $6 million, respectively, at December 31, 2021.
(4)Amounts include carrying values of $176 million and $207 million in loans pledged as collateral against the note issued from a private student loan securitization trust at December 31, 2022 and 2021, respectively. See Note 5: Credit Card and Private Student Loan Securitization Activities for additional information.

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
The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	December 31,
	2022				2021
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans(1)	$73,827	82%	$16,286	18%	$62,262	84%	$12,107	16%
Private student loans by origination year(2)(3)
2022	$1,172	94%	$77	6%
2021	1,668	95%	81	5%	$1,251	94%	$73	6%
2020	1,365	95%	65	5%	1,561	96%	59	4%
2019	1,221	95%	67	5%	1,439	96%	61	4%
2018	945	94%	62	6%	1,147	95%	59	5%
Prior	3,361	94%	224	6%	4,215	94%	248	6%
Total private student loans	$9,732	94%	$576	6%	$9,613	95%	$500	5%
Personal loans by origination year
2022	$4,270	98%	$77	2%
2021	1,958	96%	91	4%	$3,326	99%	$37	1%
2020	790	95%	40	5%	1,622	98%	39	2%
2019	444	92%	38	8%	1,052	94%	62	6%
2018	164	88%	23	12%	435	91%	44	9%
Prior	85	83%	18	17%	276	87%	43	13%
Total personal loans	$7,711	96%	$287	4%	$6,711	97%	$225	3%

(1)Amounts include $645 million and $813 million of revolving line-of-credit arrangements that were converted to term loans as a result of a TDR program as of December 31, 2022 and 2021, respectively.
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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company’s loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	December 31,
	2022			2021
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$1,250	$1,028	$2,278	$670	$562	$1,232
Private student loans by origination year(1)
2022	$—	$—	$—
2021	6	1	7	$—	$—	$—
2020	14	3	17	4	1	5
2019	19	5	24	9	2	11
2018	21	6	27	14	4	18
Prior	107	30	137	94	29	123
Total private student loans	$167	$45	$212	$121	$36	$157
Personal loans by origination year
2022	$12	$3	$15
2021	15	6	21	$5	$1	$6
2020	8	2	10	7	2	9
2019	6	2	8	11	4	15
2018	3	2	5	6	3	9
Prior	3	1	4	6	3	9
Total personal loans	$47	$16	$63	$35	$13	$48

(1)Private student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company’s allowance for credit losses (dollars in millions):

	For the Year Ended December 31, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	2,233	99	24	13	2,369
Deductions
Charge-offs	(2,417)	(126)	(159)	—	(2,702)
Recoveries	794	23	68	—	885
Net charge-offs	(1,623)	(103)	(91)	—	(1,817)
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374

	For the Year Ended December 31, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(1)	229	67	(75)	6	227
Deductions
Charge-offs	(2,255)	(89)	(190)	—	(2,534)
Recoveries	808	25	70	—	903
Net charge-offs	(1,447)	(64)	(120)	—	(1,631)
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822

	For the Year Ended December 31, 2020
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2019(2)	$2,883	$148	$348	$4	$3,383
Cumulative effect of ASU No. 2016-13 adoption(3)	1,667	505	265	24	2,461
Balance at January 1, 2020	4,550	653	613	28	5,844
Additions
Provision for credit losses(1)	4,379	251	476	11	5,117
Deductions
Charge-offs	(3,101)	(85)	(289)	(1)	(3,476)
Recoveries	663	21	57	—	741
Net charge-offs	(2,438)	(64)	(232)	(1)	(2,735)
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226

(1)Excludes a $10 million, $9 million and $17 million reclassification of the liability for expected credit losses on unfunded commitments for the years ended December 31, 2022, 2021 and 2020, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.
(2)Prior to the adoption of ASU No. 2016-13 on January 1, 2020, credit losses were estimated using the incurred loss approach.
(3)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2016-13 on January 1, 2020.

The allowance for credit losses was approximately $7.4 billion at December 31, 2022, which reflects a $552 million build from the amount of the allowance for credit losses at December 31, 2021. The build in the allowance for credit losses between December 31, 2022 and December 31, 2021, was primarily driven by loan growth.

The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at December 31, 2022, the Company used a macroeconomic forecast that resulted in the following weighted average amounts: (i) peak unemployment rate of 4.68%, decreasing to 4.63% by the end of 2023 and (ii) 1.05% annualized growth in the real gross domestic product in 2023.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as higher consumer price inflation experienced during 2022 and the fiscal and monetary policy responses to that inflation. In 2022, the Federal Reserve raised its federal funds rate target range and financial market participants expect additional increases during 2023 in an effort to reduce inflation. In recognition of the risks related to the macroeconomic environment, the estimation of the allowance for credit losses has required significant management judgment.
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
The net charge-offs on the Company’s credit card loans for the year ended December 31, 2022, increased when compared to the year ended December 31, 2021, due to continued credit normalization and the seasoning of vintages from the past two years. The net charge-offs on private student loans for the year ended December 31, 2022, increased when compared to the year ended December 31, 2021, primarily driven by credit normalization. The net charge-offs on personal loans for the year ended December 31, 2022, decreased when compared to the year ended December 31, 2021, primarily driven by continued benefit from tighter credit underwriting standards implemented in 2020.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$303	$286	$484
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$100	$75	$117

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company’s loan portfolio is shown below for each class of loan receivables (dollars in millions):

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(1)
December 31, 2022
Credit card loans	$1,250	$1,028	$2,278	$1,003	$176
Other loans
Private student loans	167	45	212	45	8
Personal loans	47	16	63	16	7
Other loans	13	12	25	1	23
Total other loans	227	73	300	62	38
Total loan receivables	$1,477	$1,101	$2,578	$1,065	$214

December 31, 2021
Credit card loans	$670	$562	$1,232	$527	$194
Other loans
Private student loans	121	36	157	35	8
Personal loans	35	13	48	12	7
Other loans	7	7	14	1	16
Total other loans	163	56	219	48	31
Total loan receivables	$833	$618	$1,451	$575	$225

(1)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $23 million, $28 million and $33 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers’ current balances and most recent interest rates.
The payment status of modified loans, whether the TDR designation applies or not, is reflected in the Company’s delinquency reporting.
Troubled Debt Restructurings
The Company has internal loan modification programs that provide relief to credit card, private student and personal loan borrowers who may be experiencing financial hardship. The Company considers a modified loan in which a concession has been granted to the borrower to be a TDR based on the cumulative length of the concession period and credit quality of the borrower. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs are also available for credit card and personal loans. The Company evaluates new programs to determine which of them meet the definition of a TDR. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on private student loans and certain grants of private student loan forbearance, generally result in the loans being classified as TDRs. In addition, loans that defaulted from, or successfully completed, a loan modification program or forbearance continue to be classified as TDRs, except as noted in the following paragraph. See the table below that presents the carrying value of loans that entered a TDR program and experienced a default during the period for more information.
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
At December 31, 2022 and 2021, there were $6.0 billion and $5.8 billion, respectively, of private student loans in repayment and $81 million and $64 million, respectively, in forbearance. To assist private student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer hardship forbearance, payment deferral, a temporary payment reduction, a temporary interest rate reduction or extended terms. A modified loan typically meets the definition of a TDR based on the cumulative length of the concession period and a determination of financial distress based on an evaluation of the borrower’s credit quality using FICO scores.
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
To evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the years ended December 31, 2022, 2021 and 2020, the Company quantified the amount by which interest and fees were reduced during the periods. During the years ended December 31, 2022, 2021 and 2020, the Company forgave approximately $29 million, $33 million and $66 million, respectively, of interest and fees resulting from accounts entering into a credit card loan TDR program. For all loan products, interest income on modified loans is recognized based on the modified contractual terms.
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Years Ended December 31,
	2022		2021		2020
	Number of Accounts	Balances	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	237,339	$1,545	64,359	$399	152,055	$1,022
Private student loans	6,841	$127	477	$8	1,916	$35
Personal loans	6,303	$86	4,066	$51	8,805	$114

(1)Accounts that entered a credit card TDR program include $322 million, $351 million and $670 million that were converted from revolving line-of-credit arrangements to term loans during the years ended December 31, 2022, 2021 and 2020, respectively.
The number and balance of enrollments in credit card, private student loan and personal loan modification programs designated as TDRs increased during the year ended December 31, 2022, when compared to the same period in 2021. The increase is primarily driven by the impact of accounting and financial reporting exemptions provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which expired on January 1, 2022, during the prior periods.
The following table presents the carrying value of loans that experienced a default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Years Ended December 31,
	2022		2021		2020
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	28,231	$141	17,953	$104	48,075	$276
Private student loans(3)	1,145	$22	290	$6	1,119	$22
Personal loans(2)	1,140	$20	1,589	$22	3,145	$46

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
Of the account balances that defaulted as shown above for the years ended December 31, 2022, 2021 and 2020, approximately 65%, 66% and 53%, respectively, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For accounts that have defaulted from a TDR program and have not been subsequently charged off, the balances are included in the allowance for credit loss analysis discussed above under “— Allowance for Credit Losses.”

Geographical Distribution of Loans
The Company originates credit card loans throughout the U.S. The geographic distribution of the Company’s credit card loan receivables was as follows (dollars in millions):

	December 31,
	2022		2021
	$	%	$	%
Texas	$7,996	8.9%	$6,543	8.8%
California	7,888	8.7	6,334	8.5
Florida	6,465	7.2	5,199	7.0
New York	5,895	6.5	4,908	6.6
Illinois	4,528	5.0	3,838	5.2
Pennsylvania	4,484	5.0	3,757	5.1
Ohio	3,759	4.2	3,149	4.2
New Jersey	3,127	3.5	2,599	3.5
Georgia	2,849	3.2	2,328	3.1
Michigan	2,521	2.8	2,081	2.8
Other	40,601	45.0	33,633	45.2
Total credit card loans	$90,113	100.0%	$74,369	100.0%

The Company originates private student, personal and other loans throughout the U.S. The geographic distribution of private student, personal and other loan receivables was as follows (dollars in millions):

	December 31,
	2022		2021
	$	%	$	%
California	$2,015	9.2%	$1,686	8.7%
New York	1,900	8.6	1,771	9.2
Texas	1,595	7.2	1,305	6.8
Pennsylvania	1,431	6.5	1,341	6.9
Florida	1,248	5.7	1,017	5.3
Illinois	1,247	5.7	1,162	6.0
New Jersey	1,114	5.1	1,009	5.2
Ohio	849	3.9	770	4.0
Michigan	656	3.0	599	3.1
Massachusetts	626	2.8	583	3.0
Other	9,326	42.3	8,072	41.8
Total other loans	$22,007	100.0%	$19,315	100.0%

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

The DCENT debt structure consists of four classes of securities (DiscoverSeries Class A, B, C and D notes), with the most senior class generally receiving a triple-A rating. To issue senior, higher-rated classes of notes, it is necessary to obtain the appropriate amount of credit enhancement, generally through the issuance of junior, lower-rated or more highly subordinated classes of notes. Wholly-owned subsidiaries of Discover Bank hold the subordinated classes of notes. The Company is exposed to credit risk associated with trust receivables as of the balance sheet date through the retention of these subordinated interests. The estimate of expected credit losses on trust receivables is included in the allowance for credit losses estimate.
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2022	2021
Restricted cash	$33	$2,574

Investors’ interests held by third-party investors	10,200	9,425
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	3,341	3,899
Seller’s interest	12,220	11,918
Loan receivables(1)	25,761	25,242
Allowance for credit losses allocated to securitized loan receivables(1)	(1,152)	(1,371)
Net loan receivables	24,609	23,871
Other assets	2	3
Carrying value of assets of consolidated variable interest entities	$24,644	$26,448

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company’s statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of December 31, 2022, no economic or other early amortization events have occurred.
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

Private Student Loan Securitization Activities
The Company’s private student loan trust receivables reported in loan receivables and the related debt issued by the trust reported in long-term borrowings were immaterial as of December 31, 2022 and 2021. The amounts are included, together with amounts related to the Company’s credit card securitizations, in the supplemental information about assets and liabilities of consolidated variable interest entities, which is presented with the Company’s consolidated statements of financial condition.
6.    Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2022	2021
Land	$37	$38
Buildings and improvements	587	676
Furniture, fixtures and equipment	1,111	1,126
Software	1,125	992
Premises and equipment	2,860	2,832
Less: accumulated depreciation	(1,339)	(1,415)
Less: accumulated amortization of software	(518)	(434)
Premises and equipment, net	$1,003	$983

Depreciation expense was $80 million, $86 million and $98 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense on capitalized software was $114 million, $103 million and $100 million for the years ended December 31, 2022, 2021 and 2020, respectively.
7.    Goodwill
As of December 31, 2022 and 2021, the Company had goodwill of $255 million related to PULSE, which is part of the Payment Services segment. The Company conducted its annual goodwill impairment test as of October 1, 2022 and 2021 and no impairments were identified.

8.    Deposits
The Company obtains deposits from consumers directly or through affinity relationships (“direct-to-consumer deposits”). Additionally, the Company obtains deposits through third-party securities brokerage firms that offer the Company’s deposits to their customers (“brokered deposits”). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. Brokered deposit products include certificates of deposit and sweep accounts.
Customer deposits held with Discover Bank are currently insured for up to $250,000 per account holder through the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2022 and 2021, the Company had approximately $8.9 billion and $8.2 billion of uninsured deposits, respectively. Uninsured deposits are the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. The amounts of uninsured deposits above were estimated based on the same methodologies and assumptions used for Discover Bank’s regulatory reporting requirements.
The following table summarizes certificates of deposit in uninsured accounts and accounts that are in excess of the FDIC insurance limit by time remaining until maturity (dollars in millions):

At December 31, 2022
Three months or less	$64
Over three months through six months	62
Over six months through twelve months	255
Over twelve months	188
Total	$569

The following table summarizes certificates of deposit maturing over each of the next five years and thereafter (dollars in millions):

At December 31, 2022
2023	$18,024
2024	6,413
2025	2,672
2026	2,015
2027	3,318
Thereafter	628
Total	$33,070

9.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	December 31,
	2022				2021
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2023-2026	0.58% - 5.03%	2.78%	$8,401	$5,588
Floating-rate asset-backed securities(2)	2023-2024	4.65% - 4.92%	4.80%	1,774	3,347
Total Discover Card Master Trust I and Discover Card Execution Note Trust				10,175	8,935

Floating-rate asset-backed security(3)(4)	2031	8.50%	8.50%	84	104
Total private student loan securitization trust				84	104
Total long-term borrowings - owed to securitization investors				10,259	9,039

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2024-2032	3.75% - 6.70%	4.68%	3,333	3,382
Fixed-rate retail notes	2023-2031	2.85% - 4.40%	3.77%	154	166

Discover Bank
Fixed-rate senior bank notes(1)	2023-2030	2.45% - 4.65%	3.63%	5,348	5,385
Fixed-rate subordinated bank notes(1)	2028	4.68%	4.68%	489	505
Floating-rate Federal Home Loan Bank advance(5)	2023	4.53%	4.53%	525	—
Total long-term borrowings				$20,108	$18,477

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the applicable benchmark interest rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 21: Derivatives and Hedging Activities.
(2)DCENT floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 33 to 60 basis points as of December 31, 2022.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of December 31, 2022.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
(5)The floating-rate Federal Home Loan Bank (“FHLB”) advance includes an issuance with the following interest rate term: SOFR + 23 basis points as of December 31, 2022.
The following table summarizes long-term borrowings maturing over each of the next five years and thereafter (dollars in millions):

At December 31, 2022
2023	$3,815
2024	3,729
2025	6,158
2026	2,659
2027	1,000
Thereafter	2,747
Total	$20,108

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of December 31, 2022, the Company had total committed borrowing capacity of $2.2 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised solely of a $525 million long-term advance. As of December 31, 2021, the Company had total committed borrowing capacity of $1.4 billion, of which the outstanding balance was comprised solely of a $1.3 billion short-term advance. These advances are presented as short- or long-term borrowings on the consolidated statements of financial condition as appropriate.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2022, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. As of December 31, 2021, the total commitment of secured credit facilities through private providers was $4.0 billion, $500 million of which was outstanding as a short-term draw. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2024. Borrowings outstanding under each facility bear interest at a margin above LIBOR, Term SOFR or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
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
Directors’ Compensation Plan
The Directors’ Compensation Plan, which is stockholder-approved, permits the grant of RSUs to non-employee directors. Under the Directors’ Compensation Plan, the Company may issue awards of up to a total of 1 million shares of common stock to non-employee directors. Shares of stock that are issuable pursuant to the awards granted under the Directors’ Compensation Plan may be one of the following: authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $170,000 by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest in full on the earlier of the one year anniversary of the date of grant or immediately prior to the first annual meeting of shareholders following the date of grant. RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.

Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
RSUs	$58	$46	$49
PSUs(1)	31	57	(8)
Total stock-based compensation expense	$89	$103	$41

Income tax benefit	$16	$15	$9

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
RSUs
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2021	1,816,244		$210
Granted	739,388
Conversions to common stock	(509,254)
Forfeited	(108,095)
RSUs at December 31, 2022	1,938,283	0.91	$190
Vested and convertible RSUs at December 31, 2022	752,223	0.00	$74

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 20211)	890,484	$90.40
Granted	739,388	$116.50
Vested	(462,094)	$88.18
Forfeited	(108,095)	$111.11
Unvested RSUs at December 31, 2022(1)	1,059,683	$107.47

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

The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2022	2021	2020
Intrinsic value of RSUs converted to common stock	$59	$62	$55
Grant-date fair value of RSUs vested	$41	$47	$51
Weighted-average grant-date fair value of RSUs granted	$116.50	$101.47	$76.58

As of December 31, 2022, there was $47 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.92 years.
RSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.
PSUs
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2021(1)	764,135	$84.58		$88
Granted	247,458	$124.01
Conversions to common stock	(242,682)	$71.62
Forfeited	(52,439)	$99.33
PSUs at December 31, 2022(1)(2)(3)(4)	716,472	$99.21	1.05	$70

(1)    All PSUs outstanding at December 31, 2022 and December 31, 2021, are unvested PSUs.
(2)    Includes 271,588 PSUs granted in 2020 that are earned based on the Company’s cumulative EPS as measured over the three-year performance period, which ended December 31, 2022, and are subject to the requisite service period, which ended February 1, 2023.
(3)    Includes 244,498 PSUs granted in 2021 that are earned based on the Company’s cumulative EPS as measured over the three-year performance period, which ends December 31, 2023, and are subject to the requisite service period, which ends February 1, 2024.
(4)    Includes 200,386 PSUs granted in 2022 that may be earned based on the Company’s cumulative EPS as measured over the three-year performance period, which ends December 31, 2024, and are subject to the requisite service period, which ends February 1, 2025.
Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Each PSU outstanding at December 31, 2022, is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to 1.5 shares per unit of the Company’s common stock on the conversion date for the PSU, contingent on the number of PSUs to be issued. PSUs have a performance period of three years and a vesting period of three years. The requisite service period of an award having both performance and service conditions is the longest of the explicit, implicit and derived service periods.
The following table summarizes the total intrinsic value of the PSUs converted to common stock and the total grant-date fair value of PSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2022	2021	2020
Intrinsic value of PSUs converted to common stock	$29	$15	$21
Grant-date fair value of PSUs vested	$17	$18	$17
Weighted-average grant-date fair value of PSUs granted	$124.01	$94.21	$85.25

As of December 31, 2022, there was $20 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.05 years.

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
The Company recognizes the funded status of the defined benefit pension plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, in accrued expenses and other liabilities on the consolidated statements of financial condition. As of December 31, 2022 and 2021, the unfunded status related to the defined benefit pension plan was $101 million and $106 million, respectively. Pending review by internal governance committees, the Company expects to contribute approximately $115 million to the pension plan during 2023. Expected benefit payments from the Discover Pension Plan for each of the next five years range from $25 million and $30 million annually.
Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. The pretax expense associated with the Company contributions for the years ended December 31, 2022, 2021 and 2020 was $104 million, $97 million and $99 million, respectively.

12.    Common and Preferred Stock
Common Stock Repurchase Program
In July 2021, the Board of Directors approved a share repurchase program authorizing up to $2.4 billion of share repurchases. The program expired on March 31, 2022. On April 27, 2022, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase of up to $4.2 billion of its outstanding shares of common stock. This program expires on June 30, 2023. During the three months ended December 31, 2022, the Company repurchased approximately 5.9 million shares for approximately $600 million. During the year ended December 31, 2022, the Company repurchased approximately 21.5 million shares for approximately $2.3 billion.
Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at December 31, 2022 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at December 31, 2022	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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

13.    Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized Gains (Losses) on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Year Ended December 31, 2022
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)
Net change	(250)	(5)	10	(245)
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)

For the Year Ended December 31, 2021
Balance at December 31, 2020	$284	$(12)	$(227)	$45
Net change	(170)	3	28	(139)
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)

For the Year Ended December 31, 2020
Balance at December 31, 2019	$112	$(17)	$(214)	$(119)
Net change	172	5	(13)	164
Balance at December 31, 2020	$284	$(12)	$(227)	$45

The following table presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Year Ended December 31, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(331)	$81	$(250)
Net change	$(331)	$81	$(250)
Cash Flow Hedges
Net unrealized losses arising during the period	$(13)	$3	$(10)
Amounts reclassified from AOCI	4	1	5
Net change	$(9)	$4	$(5)
Pension Plan
Unrealized gains arising during the period	$13	$(3)	$10
Net change	$13	$(3)	$10

For the Year Ended December 31, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(226)	$56	$(170)
Net change	$(226)	$56	$(170)
Cash Flow Hedges
Net unrealized losses arising during the period	$(1)	$1	$—
Amounts reclassified from AOCI	3	—	3
Net change	$2	$1	$3
Pension Plan
Unrealized gains arising during the period	$37	$(9)	$28
Net change	$37	$(9)	$28

For the Year Ended December 31, 2020
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$227	$(55)	$172
Net change	$227	$(55)	$172
Cash Flow Hedges
Net unrealized losses arising during the period	$(7)	$3	$(4)
Amounts reclassified from AOCI	12	(3)	9
Net change	$5	$—	$5
Pension Plan
Unrealized losses arising during the period	$(17)	$4	$(13)
Net change	$(17)	$4	$(13)

14.    Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Postage	$97	$91	$93
Fraud losses and other charges	149	92	96
Supplies	35	46	51
Incentive expense	32	44	57
Impairment charges	—	95	59
Other expense	247	252	240
Total other expense	$560	$620	$596

15.    Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Current
U.S. federal	$1,465	$1,084	$807
U.S. state and local	312	204	159
Total	1,777	1,288	966
Deferred
U.S. federal	(376)	288	(585)
U.S. state and local	(51)	39	(87)
Total	(427)	327	(672)
Income tax expense	$1,350	$1,615	$294

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.4	3.4	3.4
Tax credits	(1.3)	(1.2)	(4.4)
Other	0.4	(0.3)	0.5
Effective income tax rate	23.5%	22.9%	20.5%

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

Significant components of the Company’s net deferred income taxes, which are included in other assets in the Company’s consolidated statements of financial condition, were as follows (dollars in millions):

	December 31,
	2022	2021
Deferred tax assets
Allowance for credit losses	$1,791	$1,660
Customer fees and rewards	166	45
Unrealized losses	53	—
Other	140	158
Total deferred tax assets before valuation allowance	2,150	1,863
Valuation allowance	(1)	(1)
Total deferred tax assets, net of valuation allowance	2,149	1,862
Deferred tax liabilities
Depreciation and software amortization	(71)	(167)
Unrealized gains	—	(125)
Deferred loan origination costs	(48)	(35)
Other	(26)	(41)
Total deferred tax liabilities	(145)	(368)
Net deferred tax assets	$2,004	$1,494

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$39	$56	$61
Additions
Current year tax positions	4	13	5
Prior year tax positions	1	8	3
Reductions
Prior year tax positions	(20)	(14)	—
Settlements with taxing authorities	—	(14)	(2)
Expired statute of limitations	(5)	(10)	(11)
Balance at end of period(1)	$19	$39	$56

(1)For the years ended December 31, 2022, 2021 and 2020, amounts included $18 million, $37 million and $51 million, respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were $2 million and $3 million for the years ended December 31, 2022 and 2021, respectively.
The Company is subject to examination by the Internal Revenue Service (“IRS”) and tax authorities in various state, local and foreign tax jurisdictions. The Company’s federal income tax filings are open to examinations for the tax year ended December 31, 2019 and forward. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
The Company has an immaterial amount of state net operating loss carryforwards that are subject to a partial valuation allowance as of December 31, 2022 and 2021.

16.    Earnings Per Share
The following table presents the calculation of basic and diluted EPS (dollars and shares in millions, except per share amounts):

	For the Years Ended December 31,
	2022	2021	2020
Numerator
Net income	$4,392	$5,449	$1,141
Preferred stock dividends	(62)	(69)	(31)
Net income available to common stockholders	4,330	5,380	1,110
Income allocated to participating securities	(26)	(29)	(6)
Net income allocated to common stockholders	$4,304	$5,351	$1,104
Denominator
Weighted-average shares of common stock outstanding	277	300	307
Effect of dilutive common stock equivalents	1	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	278	300	307

Basic earnings per common share	$15.52	$17.85	$3.60
Diluted earnings per common share	$15.50	$17.83	$3.60

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the years ended December 31, 2022, 2021 and 2020.
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
In March 2020, federal bank regulatory agencies announced an interim and now final rule that allows banks that have implemented the CECL accounting model to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period. For purposes of calculating regulatory capital, the Company has elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the final rule; after that period of deferral, which ended December 31, 2021, the estimated impact of CECL on regulatory capital will be phased in over three years beginning in 2022. Accordingly, the Company’s Common Equity Tier 1 (“CET1”) capital ratios in 2021 and 2020 are higher than they otherwise would have been. The Company's CET1 capital ratios will continue to be favorably impacted by this election over the phase-in period.
As of December 31, 2022 and 2021, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered “well-capitalized” under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS’ or Discover Bank’s category. To be categorized as “well-capitalized,” DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
December 31, 2022
Total capital (to risk-weighted assets)
Discover Financial Services	$18,250	16.0%	$9,133	≥8.0%	$11,416	≥10.0%
Discover Bank	$16,579	14.7%	$9,015	≥8.0%	$11,268	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$16,285	14.3%	$6,850	≥6.0%	$6,850	≥6.0%
Discover Bank	$13,683	12.1%	$6,761	≥6.0%	$9,015	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$16,285	12.7%	$5,147	≥4.0%	N/A	N/A
Discover Bank	$13,683	10.8%	$5,086	≥4.0%	$6,357	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$15,229	13.3%	$5,137	≥4.5%	N/A	N/A
Discover Bank	$13,683	12.1%	$5,071	≥4.5%	$7,324	≥6.5%

December 31, 2021
Total capital (to risk-weighted assets)
Discover Financial Services	$17,150	17.6%	$7,775	≥8.0%	$9,719	≥10.0%
Discover Bank	$15,957	16.9%	$7,573	≥8.0%	$9,466	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,395	15.8%	$5,831	≥6.0%	$5,831	≥6.0%
Discover Bank	$13,932	14.7%	$5,680	≥6.0%	$7,573	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,395	13.9%	$4,432	≥4.0%	N/A	N/A
Discover Bank	$13,932	12.8%	$4,365	≥4.0%	$5,456	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,339	14.8%	$4,373	≥4.5%	N/A	N/A
Discover Bank	$13,932	14.7%	$4,260	≥4.5%	$6,153	≥6.5%

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
The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. Discover Bank paid dividends of $4.0 billion, $3.3 billion and $555 million in the years ended December 31, 2022, 2021 and 2020, respectively, to DFS.

18.    Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company’s commitments, contingencies and guarantee relationships are described below.
Commitments
Unused Credit Arrangements
At December 31, 2022, the Company had unused credit arrangements for loans of approximately $224.7 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $90 million as of December 31, 2022.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2022, the Company had not recorded any contingent liability in the consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2022, 2021 and 2020.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Aggregate sales transaction volume(1)	$256,237	$223,360	$175,026

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees as of December 31, 2022 and 2021. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of December 31, 2022 and 2021, the Company had escrow deposits and settlement withholdings of $11 million and $15 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.
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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement-related expense was $15 million, $59 million and $31 million for the years ended December 31, 2022, 2021 and 2020, respectively.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $190 million as of December 31, 2022. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company’s best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
In July 2015, the Company announced that its subsidiaries, Discover Bank, The Student Loan Corporation and Discover Products Inc. (the “Discover Subsidiaries”), agreed to a consent order with the CFPB with respect to certain private student loan servicing practices (the “2015 Order”). The 2015 Order expired in July 2020. In December 2020, the Discover Subsidiaries agreed to a consent order (the “2020 Order”) with the CFPB resolving the agency’s investigation into Discover Bank’s compliance with the 2015 Order. In connection with the 2020 Order, Discover is required to implement a redress and compliance plan and must pay at least $10 million in consumer redress to consumers who may have been harmed and has paid a $25 million civil money penalty to the CFPB.
On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys’ fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. In August 2020, the Court granted the plaintiffs’ Motion to Certify a Class. The defendants appealed the ruling, which was denied in January 2021. Expert discovery closed on February 28, 2022. On June 3, 2022, the Court granted Plaintiffs’ Motion to Approve Class Notices. The Company filed its renewed motion to compel arbitration, motion for summary judgment, and Daubert challenges on November 30, 2022, with briefing scheduled to close on July 27, 2023. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter. However, the Company will seek to defend itself vigorously against all claims asserted by the plaintiffs.
20.    Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurement, provides a three-level hierarchy for classifying the inputs to valuation techniques used to measure fair value of financial instruments based on whether the inputs are observable or unobservable. It also requires certain disclosures about those measurements. The three-level valuation hierarchy is as follows:
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2022
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$11,416	$7	$—	$11,423
Residential mortgage-backed securities - Agency	—	564	—	564
Available-for-sale investment securities	$11,416	$571	$—	$11,987

Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Fair value - Net income
Marketable equity securities	$41	$—	$—	$41

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$3	$—	$3

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

Balance at December 31, 2021
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$6,505	$9	$—	$6,514
Residential mortgage-backed securities - Agency	—	186	—	186
Available-for-sale investment securities	$6,505	$195	$—	$6,700

Fair value - Net income
Marketable equity securities	$461	$—	$—	$461

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
At December 31, 2022, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $586 million, a weighted-average coupon of 4.05% and a weighted-average remaining maturity of four years.
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
In October 2020, the Company revised its valuation methodology to reflect changes made by central clearinghouses that changed the discounting methodology and interest calculation of cash variation margin from Federal Funds Overnight Index Swap (“OIS”) to SOFR OIS for U.S. Dollar cleared interest rate swaps. The Company’s revised valuation methodology results in valuations for cleared interest rate swaps that better reflect cleared swap prices obtainable in the markets in which the Company transacts. Pursuant to ASC Topic 848, the Company has elected and applied certain optional expedients and exceptions that provide contract modification and hedge accounting relief to eligible interest rate swaps affected by the change in the discounting methodology. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets for the year ended December 31, 2022. The Company recognized $95 million of impairments related to these assets for the year ended December 31, 2021.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company’s financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$199	$—	$199	$221
Held-to-maturity investment securities	$—	$199	$—	$199	$221

Net loan receivables	$—	$—	$110,796	$110,796	$104,746

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,856	$—	$—	$8,856	$8,856
Restricted cash	$41	$—	$—	$41	$41
Accrued interest receivables(2)	$—	$1,211	$—	$1,211	$1,211

Liabilities
Amortized cost
Time deposits(3)	$—	$32,710	$—	$32,710	$33,070

Long-term borrowings - owed to securitization investors	$—	$9,862	$84	$9,946	$10,259
Other long-term borrowings	—	9,468	—	9,468	9,849
Long-term borrowings	$—	$19,330	$84	$19,414	$20,108

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$308	$—	$308	$308

Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$206	$—	$206	$204
Held-to-maturity investment securities	$—	$206	$—	$206	$204

Net loan receivables	$—	$—	$94,176	$94,176	$86,862

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,750	$—	$—	$8,750	$8,750
Restricted cash	$2,582	$—	$—	$2,582	$2,582
Accrued interest receivables(2)	$—	$948	$—	$948	$948

Liabilities
Amortized cost
Time deposits(3)	$—	$21,490	$—	$21,490	$21,125
Short-term borrowings	$—	$1,750	$—	$1,750	$1,750

Long-term borrowings - owed to securitization investors	$—	$8,953	$104	$9,057	$9,039
Other long-term borrowings	—	10,013	—	10,013	9,438
Long-term borrowings	$—	$18,966	$104	$19,070	$18,477

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$184	$—	$184	$184

(1)    The carrying values of these assets and liabilities approximate fair value due to their short-term nature.
(2)    Accrued interest receivable and payable carrying values are presented as part of other assets and accrued expenses and other liabilities, respectively, in the Company’s consolidated statements of financial condition.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). At December 31, 2022 and 2021, the Company’s outstanding cash flow hedges primarily relate to interest receipts from credit card receivables and had an initial maximum period of three years and two years, respectively.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at December 31, 2022, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company’s then outstanding credit card receivables and certain floating-rate debt, respectively. During the next 12 months, the Company estimates it will reclassify $32 million into pretax earnings related to its cash flow hedges.
Fair Value Hedges
The Company is exposed to changes in the fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, attributable to changes in the respective benchmark rates. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in the fair values of both (i) the derivatives and (ii) the hedged long-term borrowings attributable to the interest rate risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference recognized in interest expense.
Derivatives Not Designated as Hedges
Foreign Exchange Forward Contracts
The Company has foreign exchange forward contracts that are economic hedges and are not designated as accounting hedges. The Company enters into foreign exchange forward contracts to manage foreign currency risk. Changes in the fair value of these contracts are recorded in other income on the consolidated statements of income.
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

Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	December 31,
	2022				2021
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets(1)	Derivative Liabilities(1)
Derivatives designated as hedges
Interest rate swaps — cash flow hedge	$5,000	9	$1	$3	$250	$—	$—
Interest rate swaps — fair value hedge	$4,425	5	—	2	$6,125	—	—
Derivatives not designated as hedges
Foreign exchange forward contracts(2)	$25	7	—	—	$36	—	—
Total gross derivative assets/liabilities(3)			1	5		—	—

Less: collateral held/posted(4)			—	(5)		—	—
Total net derivative assets/liabilities			$1	$—		$—	$—

(1)The gross and net derivative assets and liabilities were immaterial as of December 31, 2021.
(2)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 2 million as of December 31, 2022, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 14 million as of December 31, 2021.
(3)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At December 31, 2022, the Company had one outstanding contract with a total notional amount of $48 million and an immaterial fair value. At December 31, 2021, the Company had one outstanding contract with a total notional amount of $50 million and an immaterial fair value.
(4)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	December 31,
	2022		2021
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$4,386	$(3)	$6,158	$83

(1)The balance includes $28 million and $48 million of cumulative hedging adjustments related to discontinued hedging relationships as of December 31, 2022 and 2021, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Consolidated Statements of Income
	Interest Expense			Other Income
	Deposits	Long-Term Borrowings	Interest Income (Credit Card)
For the Year Ended December 31, 2022
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,257)	$(606)	$10,632	$75

The effects of cash flow and fair value hedging
Gains (Losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$(2)	$(2)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$—	$66	$—	$—
Gains (losses) on interest rate swaps	—	(70)	—	—
Total gains (losses) on fair value hedging relationships	$—	$(4)	$—	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$—	$1

For the Year Ended December 31, 2021
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(661)	$(473)	$8,717	$66

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$(3)	$—	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$—	$246	$—	$—
Gains (losses) on interest rate swaps	—	(93)	—	—
Total gains on fair value hedging relationships	$—	$153	$—	$—

For the Year Ended December 31, 2020
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,231)	$(602)	$8,985	$56

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(9)	$(3)	$—	$—

Gains (losses) on fair value hedging relationships
Gains (losses) on hedged items	$—	$(268)	$—	$—
Gains on interest rate swaps	—	423	—	—
Total gains on fair value hedging relationships	$—	$155	$—	$—

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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2022
Interest income
Credit card loans	$10,632	$—	$10,632
Private student loans	831	—	831
Personal loans	872	—	872
Other loans	167	—	167
Other interest income	362	—	362
Total interest income	12,864	—	12,864
Interest expense	1,865	—	1,865
Net interest income	10,999	—	10,999
Provision for credit losses	2,359	—	2,359
Other income	2,162	176	2,338
Other expense	5,069	167	5,236
Income before income taxes	$5,733	$9	$5,742

For the Year Ended December 31, 2021
Interest income
Credit card loans	$8,717	$—	$8,717
Private student loans	742	—	742
Personal loans	878	—	878
Other loans	114	—	114
Other interest income	200	—	200
Total interest income	10,651	—	10,651
Interest expense	1,134	—	1,134
Net interest income	9,517	—	9,517
Provision for credit losses	218	—	218
Other income	1,781	789	2,570
Other expense	4,549	256	4,805
Income before income taxes	$6,531	$533	$7,064

For the Year Ended December 31, 2020
Interest income
Credit card loans	$8,985	$—	$8,985
Private student loans	754	—	754
Personal loans	958	—	958
Other loans	106	—	106
Other interest income	292	—	292
Total interest income	11,095	—	11,095
Interest expense	1,865	—	1,865
Net interest income	9,230	—	9,230
Provision for credit losses	5,134	—	5,134
Other income	1,459	399	1,858
Other expense	4,292	227	4,519
Income before income taxes	$1,263	$172	$1,435

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,345	$79	$1,424
Protection products revenue	172	—	172
Transaction processing revenue	—	249	249
Other income	11	64	75
Total other income subject to ASC 606(2)	1,528	392	1,920
Other income not subject to ASC 606
Loan fee income	632	—	632
Gains (losses) on equity investments	2	(216)	(214)
Total other income (loss) not subject to ASC 606	634	(216)	418
Total other income by operating segment	$2,162	$176	$2,338

For the Year Ended December 31, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,151	$73	$1,224
Protection products revenue	165	—	165
Transaction processing revenue	—	227	227
Other income	—	66	66
Total other income subject to ASC 606(2)	1,316	366	1,682
Other income not subject to ASC 606
Loan fee income	464	—	464
Gains on equity investments	1	423	424
Total other income not subject to ASC 606	465	423	888
Total other income by operating segment	$1,781	$789	$2,570

For the Year Ended December 31, 2020
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$871	$62	$933
Protection products revenue	180	—	180
Transaction processing revenue	—	195	195
Other (loss) income	(7)	63	56
Total other income subject to ASC 606(2)	1,044	320	1,364
Other income not subject to ASC 606
Loan fee income	414	—	414
Gains on equity investments	1	79	80
Total other income not subject to ASC 606	415	79	494
Total other income by operating segment	$1,459	$399	$1,858

(1)    Net of rewards, including Cashback Bonus rewards, of $3.0 billion, $2.5 billion and $1.9 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)    Excludes $10 million, $2 million and $2 million deposit product fees that are reported within net interest income for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2022	2021
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$3,155	$3,182
Restricted cash	20	20
Notes receivable from subsidiaries(2)	1,759	777
Investment in bank subsidiary	11,922	11,889
Investments in non-bank subsidiaries	886	1,209
Other assets	811	663
Total assets	$18,553	$17,740

Liabilities and Stockholders’ Equity
Non-interest-bearing deposit accounts	$2	$2
Short-term borrowings from subsidiaries	115	439
Long-term borrowings	3,487	3,548
Accrued expenses and other liabilities	359	343
Total liabilities	3,963	4,332
Stockholders’ equity	14,590	13,408
Total liabilities and stockholders’ equity	$18,553	$17,740

(1)The Parent Company had $3.1 billion and $3.0 billion in a money market deposit account at Discover Bank as of December 31, 2022 and 2021, respectively, which is included in cash and cash equivalents. These funds are available to the Parent for liquidity purposes.
(2)The Parent Company advanced $1.3 billion to Discover Bank as of December 31, 2022 and 2021, which is included in notes receivable from subsidiaries.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Interest income	$98	$33	$44
Interest expense	189	199	205
Net interest expense	(91)	(166)	(161)
Dividends from bank subsidiary	4,000	3,250	555
Dividends from non-bank subsidiaries	688	—	200
Total income	4,597	3,084	594
Other expense	6	10	(16)
Income before income tax benefit and equity in undistributed net income of subsidiaries	4,591	3,074	610
Income tax benefit	25	25	30
Equity in undistributed net income of subsidiaries	(224)	2,350	501
Net income	4,392	5,449	1,141
Other comprehensive (loss) income, net	(245)	(139)	164
Comprehensive income	$4,147	$5,310	$1,305

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Cash flows provided by operating activities
Net income	$4,392	$5,449	$1,141
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	224	(2,350)	(501)
Non-cash dividend from subsidiary	(188)	—	—
Stock-based compensation expense	89	103	42
Deferred income taxes	(8)	(13)	(5)
Depreciation and amortization	32	47	41
Changes in assets and liabilities:
(Increase) decrease in other assets	(143)	(91)	42
Increase (decrease) in accrued expenses and other liabilities	27	24	(30)
Net cash provided by operating activities	4,425	3,169	730

Cash flows (used for) provided by investing activities(1)
(Increase) decrease in loans to subsidiaries	(982)	114	(15)
Net cash (used for) provided by investing activities	(982)	114	(15)

Cash flows used for financing activities
Net (decrease) increase in short-term borrowings from subsidiaries	(324)	156	—
Proceeds from issuance of common stock	10	9	10
Proceeds from issuance of long-term borrowings	740	—	—
Maturities and repayment of long-term borrowings	(834)	(172)	(3)
Purchases of treasury stock	(2,359)	(2,260)	(348)
Proceeds from issuance of preferred stock	—	—	493
Dividends paid on common and preferred stock	(703)	(636)	(576)
Net cash used for financing activities	(3,470)	(2,903)	(424)
(Decrease) increase in cash, cash equivalents and restricted cash	(27)	380	291
Cash, cash equivalents and restricted cash, at beginning of period	3,202	2,822	2,531
Cash, cash equivalents and restricted cash, at end of period	$3,175	$3,202	$2,822

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,155	$3,182	$2,802
Restricted cash	20	20	20
Cash, cash equivalents and restricted cash, at end of period	$3,175	$3,202	$2,822

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$159	$156	$168
Income taxes, net of income tax refunds	$(39)	$(70)	$(31)

(1)Subsequent to the issuance of the audited financial statements for the year ended December 31, 2021, the Company identified an immaterial classification error within cash flows (used for)/provided by investing activities. The correction of this error had no impact on the net cash (used for)/provided by investing activities. Management has evaluated the materiality of this misstatement and concluded it was not material to the prior period.

26.     Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to December 31, 2022, and determined that there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the first quarter of 2022, we implemented a new general ledger and related infrastructure and systems. The implementation was completed in the ordinary course of business to modernize technology used in our financial reporting processes and was not implemented in response to identified material weaknesses in our internal control over financial reporting. In connection with the implementation, where applicable, modifications were made to the design of the control environment associated with the new general ledger and related technology.
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

Part III.
Part III | Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Information About Our Executive Officers” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on May 11, 2023 (“Proxy Statement”) is incorporated by reference herein.
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
“2022 Executive Compensation Tables”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information related to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2022, is presented under the caption “Approval of the Discover Financial Services 2023 Omnibus Incentive Plan — Equity Compensation Plan Information” in our Proxy Statement and is incorporated by reference herein.

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
Information regarding principal accounting fees and services is presented under the caption “Audit Matters” in our Proxy Statement and is incorporated by reference herein.

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

2.3	Agreement and Plan of Merger by and among Discover Bank, Academy Acquisition Corp. and The Student Loan Corporation dated as of September 17, 2010 (filed as Exhibit 2.3 to Discover Financial Services’ Annual Report on Form 10-K for the fiscal year ended November 30, 2010 filed on January 26, 2011 and incorporated herein by reference thereto).

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Current Report on Form 8-K filed on May 21, 2019 and incorporated herein by reference thereto).

3.2	Amended and Restated By-Laws of Discover Financial Services (filed as Exhibit 3.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 28, 2021 and incorporated herein by reference thereto).

3.3	Certificate of Elimination of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on June 26, 2012 and incorporated herein by reference thereto).

3.4	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2012 and incorporated herein by reference thereto).

3.5	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

3.6	Certificate of Elimination of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 4, 2017 and incorporated herein by reference thereto).

3.7	Certificate of Designations of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).
4.1	Description of Discover Financial Services’ Securities.

4.2	Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.3	Subordinated Indenture, dated as of September 8, 2015, by and between Discover Financial Services and U.S. Bank National Association (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on September 8, 2015 and incorporated herein by reference thereto).

4.4	Deposit Agreement (Series C), dated October 31, 2017 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.5	Form of Certificate Representing the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.6	Deposit Agreement (Series D), dated June 22, 2020 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.7	Form of Certificate Representing the Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.8	Other instruments defining the rights of holders of long-term debt securities of Discover Financial Services and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Discover Financial Services agrees to furnish copies of these instruments to the SEC upon request.

10.1	Tax Sharing Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.2	U.S. Employee Matters Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

Exhibit Number	Description
10.3	Transition Services Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.4	Transitional Trade Mark License Agreement, dated as of June 30, 2007, between Morgan Stanley & Co. PLC and Goldfish Bank Limited (filed as Exhibit 10.4 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.5	Amended and Restated Trust Agreement, dated as of December 22, 2015, between Discover Funding LLC, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.6 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.6	Third Amended and Restated Pooling and Servicing Agreement, dated as of December 22, 2015, between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Transferor, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

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

10.17	Second Amended and Restated Indenture Supplement for the DiscoverSeries Notes, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.18	Omnibus Amendment to Indenture Supplement and Terms Documents, dated as of July 2, 2009, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference thereto).

10.19†	Discover Financial Services Change-in-Control Severance Policy Amended and Restated October 15, 2014 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference thereto).

10.20	Release and Settlement Agreement, executed as of October 27, 2008, by and among Discover Financial Services, DFS Services, LLC, Discover Bank, and their Subsidiaries and Affiliates; MasterCard Incorporated and MasterCard International Incorporated and their Affiliates; and Visa Inc. and its Affiliates and Predecessors including Visa U.S.A. Inc. and Visa International Service Association (filed as Exhibit 99.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 28, 2008 and incorporated herein by reference thereto).

10.21	Form of Waiver, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on March 13, 2009 and incorporated herein by reference thereto).

10.22†	Form of Executive Compensation Agreement, dated March 13, 2009, executed by each of Discover Financial Services’ senior executive officers and certain other employees (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 8, 2009 and incorporated herein by reference thereto).

10.23	Settlement Agreement and Mutual Release between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

10.24	Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.32 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.25	Amendment to Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.33 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.26	Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.34 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.27	First Amendment to Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.35 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.28	Asset Purchase Agreement between Discover Bank and Citibank, N.A. dated August 31, 2011 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

10.29†	Form 2012 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 4, 2012 and incorporated herein by reference thereto).

10.30†	Form 2012 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 4, 2012 and incorporated herein by reference thereto).

Exhibit Number	Description
10.31†	Form 2013 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2013 and incorporated herein by reference thereto).

10.32†	Form 2013 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2013 and incorporated herein by reference thereto).

10.33†	Amendment No. 3 to the Directors’ Compensation Plan of Discover Financial Services, effective as of July 1, 2013 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 30, 2013 and incorporated herein by reference thereto).

10.34†	Form 2013 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 26, 2013 and incorporated herein by reference thereto).

10.35†	Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on March 19, 2014 and incorporated herein by reference thereto).

10.36†	Form 2014 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and
Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly
Report on Form 10-Q filed on April 29, 2014 and incorporated herein by reference thereto).

10.37†	Form 2014 Award Certificate for Performance Stock Units Under Discover Financial Services Amended
and Restated 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’
Quarterly Report on Form 10-Q filed on April 29, 2014 and incorporated herein by reference thereto).

10.38†	Amendment No. 4 to the Directors’ Compensation Plan of Discover Financial Services, effective as of May 7, 2014 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on
August 1, 2014 and incorporated herein by reference thereto).

10.39†	Form 2015 Award Certificate for Cash-Converted Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.40†	Form 2015 Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.41†	Form 2015 Award Certificate for Performance Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2015 and incorporated herein by reference thereto).

10.42†	Form 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on April 30, 2015 and incorporated herein by reference thereto).

10.43†	Amendment No. 4 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 29, 2015 and incorporated herein by reference thereto).

10.44†	Form 2015 Special Award Certificate for Restricted Stock Units Under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 21, 2015 and incorporated herein by reference thereto).

10.45	Receivables Sale and Contribution Agreement, dated as of December 22, 2015 between Discover Bank and Discover Funding LLC (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.46†	Form 2016 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.52 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2016 and incorporated herein by reference thereto).

Exhibit Number	Description
10.47†	Form 2016 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.53 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2016 and incorporated herein by reference thereto).

10.48†	Amendment No. 5 to Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2017 (filed as Exhibit 10.54 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2017 and incorporated herein by reference thereto).

10.49†	Form 2017 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and
Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).

10.50†	Form 2017 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).

10.51†	Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Director’s Compensation Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.52†	Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.53†	Form 2018 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.54†	Amendment to 2017 Directors’ Annual Equity Award Certificate for Restricted Stock Units of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.4 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.55†	Amendment No. 6 to the Directors’ Compensation Plan of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.5 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.56†	Amendment No. 7 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.62 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.57†	Amendment No. 8 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.63 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.58†	Amendment No. 9 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2022 (filed as Exhibit 10.58 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2022 and incorporated herein by reference thereto).

10.59†	Amendment No. 10 to the Directors’ Compensation Plan of Discover Financial Services, effective as of December 14, 2022.

10.60†	Form 2019 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference thereto).

10.61†	Form 2019 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 2, 2019 and incorporated herein by reference thereto).

10.62†	Form 2020 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2020 and incorporated herein by reference thereto).

10.63†	Form 2020 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2020 and incorporated herein by reference thereto).

Exhibit Number	Description
10.64†	Form 2021 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).

10.65†	Form 2021 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).

10.66†	Form 2022 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 22, 2022 and incorporated herein by reference thereto).

10.67†	Form 2022 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference thereto).

10.68†	Form 2022 Special Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference thereto).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders' Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL and contained in Exhibit 101.

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
John T. Greene Executive Vice President, Chief Financial Officer
Date: February 23, 2023

Power of Attorney
We, the undersigned, hereby severally constitute Hope D. Mehlman and Philip J. Castrogiovanni, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2023.

Signature	Title

/s/ ROGER C. HOCHSCHILD	Chief Executive Officer and President, Director
Roger C. Hochschild

/s/ JOHN T. GREENE	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
John T. Greene

/s/ SHIFRA C. KOLSKY	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Shifra C. Kolsky

/s/ THOMAS G. MAHERAS	Chairman of the Board
Thomas G. Maheras

/s/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/s/ MARY K. BUSH	Director
Mary K. Bush

/s/ GREGORY C. CASE	Director
Gregory C. Case

/s/ CANDACE H. DUNCAN	Director
Candace H. Duncan

/s/ JOSEPH F. EAZOR	Director
Joseph F. Eazor

/s/ CYNTHIA A. GLASSMAN	Director
Cynthia A. Glassman

/s/ MICHAEL H. MOSKOW	Director
Michael H. Moskow

/s/ JOHN B. OWEN	Director
John B. Owen

/s/ DAVID L. RAWLINSON	Director
David L. Rawlinson

/s/ MARK A. THIERER	Director
Mark A. Thierer

/s/ JENNIFER L. WONG	Director
Jennifer L. Wong