Form 10-Q
period 2023-03-31
Discover Financial Services
filed 2023-04-25
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2023, there were 253,946,033 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$10,130	$8,856
Restricted cash	33	41
Investment securities (includes available-for-sale securities of $12,017 and $11,987 reported at fair value with associated amortized cost of $12,075 and $12,167 at March 31, 2023 and December 31, 2022, respectively)	12,248	12,208
Loan receivables
Loan receivables	112,674	112,120
Allowance for credit losses	(7,691)	(7,374)
Net loan receivables	104,983	104,746
Premises and equipment, net	1,031	1,003
Goodwill	255	255
Other assets	4,381	4,519
Total assets	$133,061	$131,628
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$94,319	$90,151
Non-interest bearing deposit accounts	1,421	1,485
Total deposits	95,740	91,636
Long-term borrowings	18,163	20,108
Accrued expenses and other liabilities	4,843	5,294
Total liabilities	118,746	117,038
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 570,460,075 and 569,689,007 shares issued at March 31, 2023 and December 31, 2022, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,056	1,056
Additional paid-in capital	4,493	4,468
Retained earnings	29,292	28,453
Accumulated other comprehensive loss	(235)	(339)
Treasury stock, at cost; 313,857,601 and 302,305,216 shares at March 31, 2023 and December 31, 2022, respectively	(20,297)	(19,054)
Total stockholders' equity	14,315	14,590
Total liabilities and stockholders' equity	$133,061	$131,628

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

	March 31, 2023	December 31, 2022
Assets
Restricted cash	$33	$41
Loan receivables	$24,686	$25,937
Allowance for credit losses allocated to securitized loan receivables	$(1,106)	$(1,152)
Other assets	$4	$3
Liabilities
Long-term borrowings	$9,095	$10,259
Accrued expenses and other liabilities	$13	$14

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended March 31,
	2023	2022
Interest income
Credit card loans	$3,321	$2,268
Other loans	564	428
Investment securities	101	36
Other interest income	91	4
Total interest income	4,077	2,736
Interest expense
Deposits	756	139
Short-term borrowings	—	1
Long-term borrowings	189	117
Total interest expense	945	257
Net interest income	3,132	2,479
Provision for credit losses	1,102	154
Net interest income after provision for credit losses	2,030	2,325
Other income
Discount and interchange revenue, net	341	320
Protection products revenue	43	44
Loan fee income	166	140
Transaction processing revenue	67	57
Losses on equity investments	(18)	(162)
Other income	22	24
Total other income	621	423
Other expense
Employee compensation and benefits	625	500
Marketing and business development	241	192
Information processing and communications	139	125
Professional fees	232	177
Premises and equipment	22	24
Other expense	124	112
Total other expense	1,383	1,130
Income before income taxes	1,268	1,618
Income tax expense	292	376
Net income	$976	$1,242
Net income allocated to common stockholders	$939	$1,205
Basic earnings per common share	$3.58	$4.23
Diluted earnings per common share	$3.58	$4.22

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended March 31,
	2023	2022
Net income	$976	$1,242
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale investment securities, net of tax	92	(121)
Unrealized gains on cash flow hedges, net of tax	12	2
Other comprehensive income (loss)	104	(119)
Comprehensive income	$1,080	$1,123

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2022
Balance at December 31, 2021	11	$1,056	568,831	$6	$4,369	$24,766	$(94)	$(16,695)	$13,408
Net income	—	—	—	—	—	1,242	—	—	1,242
Other comprehensive loss	—	—	—	—	—	—	(119)	—	(119)
Purchases of treasury stock	—	—	—	—	—	—	—	(944)	(944)
Common stock issued under employee benefit plans	—	—	22	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	651	—	19	—	—	—	19
Dividends — common stock ($0.50 per share)	—	—	—	—	—	(144)	—	—	(144)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at March 31, 2022	11	$1,056	569,504	$6	$4,390	$25,833	$(213)	$(17,639)	$13,433

For the Three Months Ended March 31, 2023
Balance at December 31, 2022	11	$1,056	569,689	$6	$4,468	$28,453	$(339)	$(19,054)	$14,590
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income	—	—	—	—	—	976	—	—	976
Other comprehensive income	—	—	—	—	—	—	104	—	104
Purchases of treasury stock	—	—	—	—	—	—	—	(1,243)	(1,243)
Common stock issued under employee benefit plans	—	—	29	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	742	—	22	—	—	—	22
Dividends — common stock ($0.60 per share)	—	—	—	—	—	(158)	—	—	(158)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at March 31, 2023	11	$1,056	570,460	$6	$4,493	$29,292	$(235)	$(20,297)	$14,315

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Three Months Ended March 31,
	2023	2022
Cash flows provided by operating activities
Net income	$976	$1,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,102	154
Deferred income taxes	(112)	(10)
Depreciation and amortization	129	139
Amortization of deferred revenues	(105)	(76)
Net losses on investments and other assets	30	173
Other, net	25	20
Changes in assets and liabilities:
Decrease (increase) in other assets	133	(127)
(Decrease) increase in accrued expenses and other liabilities	(387)	219
Net cash provided by operating activities	1,791	1,734

Cash flows provided by (used for) investing activities
Maturities of available-for-sale investment securities	402	769
Purchases of available-for-sale investment securities	(285)	—
Maturities of held-to-maturity investment securities	3	12
Purchases of held-to-maturity investment securities	(13)	(14)
Net change in principal on loans originated for investment	(1,245)	(103)
Proceeds from the sale of other investments	1	71
Purchases of other investments	(16)	(23)
Purchases of premises and equipment	(76)	(51)
Net cash (used for) provided by investing activities	(1,229)	661

Cash flows provided by (used for) financing activities
Net change in short-term borrowings	—	(1,750)
Net change in deposits	4,088	82
Proceeds from issuance of securitized debt	—	1,242
Maturities and repayment of securitized debt	(1,180)	(2,556)
Maturities and repayments of other long-term borrowings	(800)	—
Proceeds from issuance of common stock	3	2
Purchases of treasury stock	(1,232)	(944)
Dividends paid on common and preferred stock	(175)	(160)
Net cash provided by (used for) financing activities	704	(4,084)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,266	(1,689)
Cash, cash equivalents and restricted cash, at the beginning of the period	8,897	11,332
Cash, cash equivalents and restricted cash, at the end of the period	$10,163	$9,643

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,130	$9,625
Restricted cash	33	18
Cash, cash equivalents and restricted cash, at the end of the period	$10,163	$9,643

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for the fair presentation of results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's 2022 audited consolidated financial statements filed with the Company's annual report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Pronouncement (Not Yet Adopted)
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU expands the use of the proportional amortization method of accounting for tax credit investments. Currently, the method is limited to Low Income Housing Tax Credit investments. Under the amended guidance, use of proportional amortization will be available to any qualifying tax credit investments, including but not limited to investments in New Markets Tax Credit and Renewable Energy Tax Credit programs. The amendments in the ASU are to be applied on a retrospective or modified retrospective basis. The ASU is effective for the Company on January 1, 2024. Management does not expect the amendments to have a material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncement
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the troubled debt restructuring ("TDR") recognition and measurement guidance and enhances disclosures for modifications of receivables to borrowers experiencing financial difficulty. Under ASU 2022-02, the use of a discounted cash flow method is no longer required when measuring expected credit losses on modified loans. The ASU also refines existing credit-related disclosures by requiring disclosure of current-

period gross charge-offs of receivables by year of origination. The amendments in the ASU are to be applied prospectively to modifications and disclosures of gross charge-offs; however, adoption on a modified retrospective basis is permitted for the effect on the allowance for credit losses related to the elimination of the TDR recognition and measurement guidance. The ASU became effective for the Company on January 1, 2023. Upon adoption, the Company recorded an adjustment to reduce the beginning balance of its allowance for credit losses by $68 million to reflect the elimination of the measurement guidance related to TDRs with an offsetting increase, net of tax, to beginning retained earnings.
2.    Investments
The Company's investment securities consist of the following (dollars in millions):

	March 31, 2023	December 31, 2022
U.S. Treasury(1) and U.S. GSE(2) securities	$11,474	$11,423
Residential mortgage-backed securities - Agency(3)	774	785
Total investment securities	$12,248	$12,208

(1)Includes $132 million and $97 million of U.S. Treasury securities pledged as swap collateral as of March 31, 2023 and December 31, 2022, respectively.
(2)Consists of a security issued by the Federal Home Loan Bank.
(3)Consists of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2023
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$11,515	$74	$(115)	$11,474
Residential mortgage-backed securities - Agency	560	—	(17)	543
Total available-for-sale investment securities	$12,075	$74	$(132)	$12,017
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$231	$—	$(19)	$212
Total held-to-maturity investment securities	$231	$—	$(19)	$212

At December 31, 2022
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$11,580	$21	$(178)	$11,423
Residential mortgage-backed securities - Agency	587	—	(23)	564
Total available-for-sale investment securities	$12,167	$21	$(201)	$11,987
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$221	$—	$(22)	$199
Total held-to-maturity investment securities	$221	$—	$(22)	$199

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities ("RMBS") that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The Company invests in U.S. Treasury obligations and securities issued by government agencies and government-sponsored enterprises of the U.S. ("U.S. GSEs"), which have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. federal government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments. In addition, the Company does not have the intent to sell any available-for-sale securities with an unrealized loss position and does not believe it is more likely than not that it will be required to sell any such security before recovery of its amortized cost basis.

The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2023
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	52	$3,614	$(45)	$1,928	$(70)
Residential mortgage-backed securities - Agency	34	$456	$(13)	$86	$(4)

At December 31, 2022
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	123	$9,060	$(175)	$106	$(3)
Residential mortgage-backed securities - Agency	34	$559	$(22)	$5	$(1)

There were no proceeds from sales or recognized gains or losses on available-for-sale securities during the three months ended March 31, 2023 and 2022. See Note 8: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three months ended March 31, 2023 and 2022.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At March 31, 2023	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$1,850	$9,113	$552	$—	$11,515
Residential mortgage-backed securities - Agency(1)	—	79	55	426	560
Total available-for-sale investment securities	$1,850	$9,192	$607	$426	$12,075
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$231	$231
Total held-to-maturity investment securities	$—	$—	$—	$231	$231
Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$1,828	$9,085	$561	$—	$11,474
Residential mortgage-backed securities - Agency(1)	—	75	54	414	543
Total available-for-sale investment securities	$1,828	$9,160	$615	$414	$12,017
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$212	$212
Total held-to-maturity investment securities	$—	$—	$—	$212	$212

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. As of March 31, 2023 and December 31, 2022, the Company had outstanding investments in these entities of $406 million and $416 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $97 million and $111 million, respectively. Of the above outstanding equity investments, the Company had $368 million and $375 million of investments related to affordable housing projects as of March 31, 2023 and December 31, 2022, respectively, which had $91 million and $100 million of related contingent liabilities for unconditional and legally binding delayed equity contributions, respectively.
The Company holds non-controlling equity positions in several payment services entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of March 31, 2023 and December 31, 2022, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $31 million and $39 million, respectively.
The Company also holds non-controlling equity positions in payment services entities that have publicly traded stock and therefore have readily determinable fair values. As a result, these investments are carried at fair value based on the quoted share prices. As of March 31, 2023 and December 31, 2022, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $31 million and $41 million, respectively. During the three months ended March 31, 2023, the Company recognized an immaterial net loss on the condensed consolidated statements of income related to these investments. The Company recognized a net loss of $165 million during the three months ended March 31, 2022.
3.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	March 31, 2023	December 31, 2022
Credit card loans(1)(2)	$89,755	$90,113
Other loans(3)
Private student loans(4)	10,480	10,308
Personal loans	8,374	7,998
Other loans	4,065	3,701
Total other loans	22,919	22,007
Total loan receivables	112,674	112,120
Allowance for credit losses	(7,691)	(7,374)
Net loan receivables	$104,983	$104,746

(1)Amounts include carrying values of $12.2 billion and $13.5 billion underlying investors' interest in trust debt at March 31, 2023 and December 31, 2022, respectively, and $12.3 billion and $12.2 billion in seller's interest at March 31, 2023 and December 31, 2022, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $628 million and $611 million at March 31, 2023 and December 31, 2022, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $501 million, $52 million and $12 million, respectively, at March 31, 2023 and $468 million, $49 million and $11 million, respectively, at December 31, 2022.
(4)At March 31, 2023 and December 31, 2022, there were $6.0 billion of private student loans in repayment.

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
The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	March 31, 2023				December 31, 2022
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans	$72,515	81%	$17,240	19%	$73,827	82%	$16,286	18%
Private student loans by origination year(1)(2)
2023	$171	98%	$4	2%
2022	1,560	94%	104	6%	$1,172	94%	$77	6%
2021	1,612	95%	84	5%	1,668	95%	81	5%
2020	1,304	95%	67	5%	1,365	95%	65	5%
2019	1,162	94%	68	6%	1,221	95%	67	5%
Prior	4,060	93%	284	7%	4,306	94%	286	6%
Total private student loans	$9,869	94%	$611	6%	$9,732	94%	$576	6%
Personal loans by origination year
2023	$1,317	100%	$6	—%
2022	3,834	97%	119	3%	$4,270	98%	$77	2%
2021	1,699	95%	97	5%	1,958	96%	91	4%
2020	653	94%	39	6%	790	95%	40	5%
2019	355	91%	33	9%	444	92%	38	8%
Prior	188	85%	34	15%	249	86%	41	14%
Total personal loans	$8,046	96%	$328	4%	$7,711	96%	$287	4%

(1)A majority of private student loan originations occur in the third quarter and disbursements can span multiple calendar years.
(2)FICO score represents the higher credit score of the cosigner or borrower.

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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	March 31, 2023			December 31, 2022
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$1,273	$1,204	$2,477	$1,250	$1,028	$2,278
Private student loans by origination year(1)
2023	$—	$—	$—
2022	2	1	3	$—	$—	$—
2021	8	5	13	6	1	7
2020	13	6	19	14	3	17
2019	18	7	25	19	5	24
Prior	116	35	151	128	36	164
Total private student loans	$157	$54	$211	$167	$45	$212
Personal loans by origination year
2023	$—	$—	$—
2022	22	6	28	$12	$3	$15
2021	18	6	24	15	6	21
2020	7	2	9	8	2	10
2019	5	3	8	6	2	8
Prior	5	2	7	6	3	9
Total personal loans	$57	$19	$76	$47	$16	$63

(1)Private student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended March 31, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(1)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(2)	1,002	60	68	5	1,135
Deductions
Charge-offs	(879)	(33)	(54)	—	(966)
Recoveries	195	6	15	—	216
Net charge-offs	(684)	(27)	(39)	—	(750)
Balance at March 31, 2023	$6,135	$872	$622	$62	$7,691

	For the Three Months Ended March 31, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(2)	178	45	(30)	—	193
Deductions
Charge-offs	(541)	(24)	(38)	—	(603)
Recoveries	210	6	19	—	235
Net charge-offs	(331)	(18)	(19)	—	(368)
Balance at March 31, 2022	$5,120	$870	$613	$44	$6,647

(1)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2022-02 on January 1, 2023, which eliminated the requirement to apply discounted cash flow measurements for certain troubled debt restructurings.
(2)Excludes a $33 million and $39 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended March 31, 2023 and 2022, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
The allowance for credit losses was approximately $7.7 billion at March 31, 2023, which reflects a $385 million build over December 31, 2022. The build in the allowance for credit losses for the three months ended March 31, 2023 was primarily driven by a modestly more pessimistic economic outlook and growth in revolving loan balances.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at March 31, 2023, the Company used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2023 at 4.7% and peaking at 4.8% in early 2024 and (ii) 0.96% growth rate in real gross domestic product in 2023.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, such as high consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its federal funds rate target range substantially during 2022 in an effort to slow economic growth and reduce inflation. Most economists and financial market participants expect U.S. economic growth and inflation to continue to slow during 2023 as the economy responds to the lagged effects of tighter monetary policy and credit conditions, which may contract further after the failure of two domestic banks in March.
The forecast period the Company deemed to be reasonable and supportable was 18 months for all periods presented. The 18 months reasonable and supportable forecast period was deemed appropriate given the current economic conditions. For all periods presented, the Company determined that a reversion period of 12 months was appropriate for the same reason. The Company applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented.

The net charge-offs for credit card loans increased for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, primarily due to continued credit normalization and the seasoning of vintages from the past two years. The net charge-offs for private student and personal loans increased for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, primarily due to continued credit normalization.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$128	$66
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$41	$21

Gross principal charge-offs of the Company's loan portfolio are presented in the table below, on a year-to-date basis, for credit card, private student and personal loan receivables (dollars in millions):

For the Three Months Ended March 31, 2023
Credit card loans	$879
Private student loans by origination year
2023	$—
2022	—
2021	2
2020	5
2019	5
Prior	21
Total private student loans	$33
Personal loans by origination year
2023	$—
2022	16
2021	18
2020	9
2019	7
Prior	4
Total personal loans	$54

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below for each class of loan receivables (dollars in millions):(1)

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At March 31, 2023
Credit card loans	$1,273	$1,204	$2,477	$1,154	$219
Other loans
Private student loans	157	54	211	54	8
Personal loans	57	19	76	18	8
Other loans	14	13	27	1	25
Total other loans	228	86	314	73	41
Total loan receivables	$1,501	$1,290	$2,791	$1,227	$260

At December 31, 2022
Credit card loans	$1,250	$1,028	$2,278	$1,003	$176
Other loans
Private student loans	167	45	212	45	8
Personal loans	47	16	63	16	7
Other loans	13	12	25	1	23
Total other loans	227	73	300	62	38
Total loan receivables	$1,477	$1,101	$2,578	$1,065	$214

(1)The payment status of both modified and unmodified loans is included in this table.
(2)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $8 million and $6 million for the three months ended March 31, 2023 and 2022, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company has internal loan modification programs that provide relief to credit card, private student and personal loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs, through third party consumer credit counseling agencies, are also available for credit card and personal loans. Those programs feature interest rate reductions, payment delays, term extensions, or a combination thereof.
For credit card customers, the Company offers both temporary and permanent hardship programs. The temporary hardship programs consist of an interest rate reduction lasting for a period no longer than 12 months. Charging privileges on these accounts are generally suspended while in the program. However, if the customer meets certain criteria, charging privileges may be reinstated following completion of the program.
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
To assist private student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company may offer a payment delay (in the form of hardship forbearance or a temporary payment reduction), or a temporary interest rate reduction. Typically programs are offered up to six consecutive months at one time with a lifetime usage cap, most commonly, of 12 months.
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
In addition to the programs described above, the Company will in certain cases accept partial payment in full satisfaction of the outstanding receivable. This is a form of principal forgiveness also known as a settlement. The difference between the loan balance and the amount received in settlement is recorded as a charge-off.
The Company monitors borrower performance after using payment programs or forbearance. The Company believes the programs are useful in assisting customers experiencing financial difficulties and allowing them to make timely payments. In addition to helping customers with their credit needs, these programs are designed to maximize collections and ultimately the Company’s profitability. The Company plans to continue to use payment programs to provide relief to customers experiencing financial difficulties.

ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, became effective for the Company on January 1, 2023. The new guidance eliminated Subtopic 310-40, Troubled Debt Restructurings, and implemented enhanced disclosure requirements regarding loan modifications to borrowers experiencing financial difficulty. The new disclosures are required to be applied on a prospective basis. There will be no comparative disclosures to prior periods until such time as both periods disclosed are subject to the new guidance.
The following table provides the period-end amortized cost basis, by modification category, of loans to borrowers experiencing financial difficulty that entered a modification program during the period (dollars in millions). Some of the loans presented in the table below may no longer be enrolled in a program at period-end:

For the Three Months Ended March 31,
2023
Credit card loans(1)(2)
Interest rate reduction	$632
Total credit card loans(3)	$632
% of total class of financing receivables	0.70%

Private student loans(1)
Payment delay(4)	$3
Interest rate reduction and payment delay(4)	29
Total private student loans(3)	$32
% of total class of financing receivables	0.04%

Personal loans(1)
Payment delay(4)	$2
Term extension(5)	8
Interest rate reduction and payment delay(4)	14
Interest rate reduction and term extension(5)	6
Total personal loans(3)	$30
% of total class of financing receivables	0.36%

(1)    Accrued interest receivable (including unbilled accrued interest receivable for credit card loans) on modified loans to borrowers experiencing financial difficulty, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was immaterial at March 31, 2023.
(2)    Accounts that entered a credit card loan modification program include $118 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended March 31, 2023.
(3)    For settlements, the amortized cost basis is zero at period-end and therefore there is no amount reported for principal forgiveness in the table above. See financial effects table below for principal forgiveness to borrowers experiencing financial difficulty.
(4)    The Company defines a payment delay as a temporary reduction in payments below the original contractually required payment amounts (e.g., interest only payments). The Company's credit card loan modification programs do not result in an other than insignificant delay in payment.
(5)    The Company defines term extensions as only those modifications for which the maturity date is extended beyond the original contractual maturity date by virtue of a change in terms other than a payment delay as defined above. Modifications to credit card loans are not considered term extensions because credit card loans do not have a fixed repayment term.

The only non-cancellable commitments the Company has to lend additional funds to borrowers experiencing financial difficulty relate to certain private student loans. As of March 31, 2023, the amount of such commitments was immaterial.

The following table provides information on the financial effects of loan modifications to borrowers experiencing financial difficulty, by modification type, made during the period (dollars in millions):

For the Three Months Ended March 31,
2023
Credit card loans
Weighted-average interest rate reduction	13.38%
Principal forgiven	NM
Interest and fees forgiven(1)	$12

Private student loans
Weighted-average interest rate reduction	8.02%
Payment delay duration (in months)(2)	6 to 12
Principal forgiven	$—

Personal loans
Weighted-average interest rate reduction	11.55%
Weighted-average term extension (in months)	38
Payment delay duration (in months)(2)	6 to 12
Principal forgiven	$—

(1)     Represents the amount of interest and fees forgiven resulting from accounts entering into a credit card loan modification program.
(2)    For private student loan payment delays, the Company offers up to six consecutive months of delay and most commonly limits assistance to a life of loan maximum of 12 months. For personal loan payment delays, the Company limits this assistance to a life of loan maximum of 12 months.

Loan receivables that have been modified are subject to the same requirements for the accrual of expected credit loss over their expected remaining lives as for unmodified loans. The allowance for credit losses incorporates modeling of historical loss data and thereby captures the higher risk associated with modified loans to borrowers experiencing financial difficulty based on their account attributes.

The following table presents the payment status and period-end amortized cost basis, by class of loan receivable, of loans that were modified on or after January 1, 2023 to borrowers experiencing financial difficulty (dollars in millions):

	Current	30-89 Days Delinquent	90 or More Days Delinquent
At March 31, 2023
Credit card loans	$469	$96	$67
Private student loans	31	1	—
Personal loans	26	4	—
Total	$526	$101	$67

The period-end amortized cost basis of loans modified on or after January 1, 2023 to borrowers experiencing financial difficulty which subsequently defaulted was immaterial for the three months ended March 31, 2023, for all classes of loan receivables. For purposes of this disclosure, a loan is considered to be defaulted when it is 60 days or more delinquent at month end. Loans that entered a modification program in any stage of delinquency but did not experience a further payment default are included in the aging table above but are not counted as defaulted for purposes of this disclosure.

Troubled Debt Restructurings (Prior to 2023)
Prior to the adoption of ASU 2022-02, the Company considered a modified loan in which a concession had been granted to the borrower to be a TDR based generally on the cumulative length of the concession period and credit quality of the borrower. Due to differences between the legacy TDR requirements and current loan modification disclosure requirements, information presented in the disclosures below is not directly comparable to the disclosures under the current guidance.
To evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the three months ended March 31, 2022, the Company quantified the amount by which interest and fees were reduced during the periods. During the three months ended March 31, 2022, the Company forgave approximately $7 million of interest and fees resulting from accounts entering into a credit card loan TDR program.
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Three Months Ended March 31, 2022
	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	54,511	$344
Private student loans	1,755	$31
Personal loans	1,159	$15

(1)Accounts that entered a credit card TDR program include $75 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended March 31, 2022.
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
The following table presents the carrying value of loans that experienced a default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended March 31, 2022
	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	4,535	$23
Private student loans(3)	106	$2
Personal loans(2)	261	$3

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
Of the account balances that defaulted as shown above for the three months ended March 31, 2022, approximately 64% of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For the three months ended March 31, 2022, for accounts that had defaulted from a TDR program and had not been subsequently charged off, the balances were included in the allowance for credit loss analysis.

4.    Credit Card and Private Student Loan Securitization Activities
The Company's securitizations are accounted for as secured borrowings and the related trusts are treated as consolidated subsidiaries of the Company. For a description of the Company's principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2022.
Credit Card Securitization Activities
The Company accesses the term asset securitization market through Discover Card Master Trust I ("DCMT") and Discover Card Execution Note Trust ("DCENT"). Credit card loan receivables are transferred into DCMT and beneficial interests in DCMT are transferred into DCENT. DCENT issues debt securities to investors that are reported primarily in long-term borrowings.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	March 31, 2023	December 31, 2022
Restricted cash	$24	$33

Investors' interests held by third-party investors	9,025	10,200
Investors' interests held by wholly-owned subsidiaries of Discover Bank	3,197	3,341
Seller's interest	12,296	12,220
Loan receivables(1)	24,518	25,761
Allowance for credit losses allocated to securitized loan receivables(1)	(1,106)	(1,152)
Net loan receivables	23,412	24,609
Other assets	3	2
Carrying value of assets of consolidated variable interest entities	$23,439	$24,644

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of March 31, 2023, no economic or other early amortization events have occurred.
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
Private Student Loan Securitization Activities
The Company's private student loan trust receivables reported in loan receivables and the related debt issued by the trust reported in long-term borrowings were immaterial as of March 31, 2023 and December 31, 2022. The amounts are included, together with amounts related to the Company's credit card securitizations, in the supplemental information about assets and liabilities of consolidated variable interest entities, which is presented with the Company's condensed consolidated statements of financial condition.
5.    Deposits
The Company obtains deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits"). Additionally, the Company obtains deposits through third-party securities brokerage firms that offer the Company's deposits to their customers ("brokered deposits"). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. Brokered deposit products include certificates of deposit and sweep accounts.
Customer deposits held with Discover Bank are currently insured for up to $250,000 per account holder through the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2023 and December 31, 2022, the Company had approximately $5.9 billion and $8.9 billion of uninsured deposits, respectively. The decrease in uninsured deposits reported was primarily driven by leveraging technological capabilities enabling improved application of deposit account ownership attributes in deriving this amount. The amounts of uninsured deposits above were estimated based on the same methodologies and assumptions used for Discover Bank’s regulatory reporting at each respective balance sheet date.
The following table summarizes certificates of deposits maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

At March 31, 2023
2023	$13,792
2024	10,685
2025	3,314
2026	2,421
2027	3,581
Thereafter	1,623
Total	$35,416

6.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	March 31, 2023				December 31, 2022
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2024-2026	0.58% - 5.03%	2.76%	$7,792	$8,401
Floating-rate asset-backed securities(2)	2023-2024	5.07% - 5.28%	5.23%	1,224	1,774
Total Discover Card Master Trust I and Discover Card Execution Note Trust				9,016	10,175

Floating-rate asset-backed security(3)(4)	2031	9.00%	9.00%	79	84
Total private student loan securitization trust				79	84
Total long-term borrowings - owed to securitization investors				9,095	10,259

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2024-2032	3.75% - 6.70%	4.68%	3,334	3,333
Fixed-rate retail notes	2023-2031	2.85% - 4.40%	3.77%	154	154

Discover Bank
Fixed-rate senior bank notes(1)	2023-2030	2.45% - 4.65%	3.68%	4,562	5,348
Fixed-rate subordinated bank notes(1)	2028	4.68%	4.68%	493	489
Floating-rate Federal Home Loan Bank advance(5)	2023	5.05%	5.05%	525	525
Total long-term borrowings				$18,163	$20,108

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the applicable benchmark interest rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 15: Derivatives and Hedging Activities.
(2)DCENT floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 39 to 60 basis points as of March 31, 2023.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of March 31, 2023.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
(5)The floating-rate Federal Home Loan Bank (“FHLB”) advance includes the following interest rate term: SOFR + 23 basis points as of March 31, 2023.
The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

March 31, 2023
2023	$1,841
2024	3,728
2025	6,172
2026	2,674
2027	1,000
Thereafter	2,748
Total	$18,163

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of March 31, 2023, the Company had total committed borrowing capacity of $2.6 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised solely of a $525 million long-term advance. As of December 31, 2022, the Company had total committed borrowing capacity of $2.2 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised solely of a $525 million long-term advance. These advances are presented as short- or long-term borrowings on the condensed consolidated statements of financial condition as appropriate.

Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2023, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. As of December 31, 2022, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2024 and 2025. Borrowings outstanding under each facility bear interest at a margin above the London Interbank Offered Rate ("LIBOR"), Term Secured Overnight Financing Rate ("SOFR") or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
7.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at March 31, 2023 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at March 31, 2023	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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
(4)Any dividends declared are payable semi-annually in arrears at a rate of 5.500% per annum until October 30, 2027. Thereafter, dividends declared will be payable quarterly in arrears at a floating rate equal to 3-month LIBOR plus a spread of 3.076% per annum.
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

8.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") were as follows (dollars in millions):

	Unrealized Losses on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended March 31, 2023
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)
Net change	92	12	—	104
Balance at March 31, 2023	$(44)	$(2)	$(189)	$(235)

For the Three Months Ended March 31, 2022
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)
Net change	(121)	2	—	(119)
Balance at March 31, 2022	$(7)	$(7)	$(199)	$(213)

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended March 31, 2023
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$122	$(30)	$92
Net change	$122	$(30)	$92
Cash Flow Hedges
Net unrealized gains arising during the period	$10	$(2)	$8
Amounts reclassified from AOCI	5	(1)	4
Net change	$15	$(3)	$12

For the Three Months Ended March 31, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(160)	$39	$(121)
Net change	$(160)	$39	$(121)
Cash Flow Hedges
Net unrealized losses arising during the period	$(1)	$—	$(1)
Amounts reclassified from AOCI	1	2	3
Net change	$—	$2	$2

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Income before income taxes	$1,268	$1,618
Income tax expense	$292	$376
Effective income tax rate	23.0%	23.3%

The Company is subject to examination by the Internal Revenue Service ("IRS") and tax authorities in various state, local and foreign tax jurisdictions. The Company's federal income tax filings are open to examinations for the tax years ended December 31, 2019 and forward. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. At this time, the potential change in unrecognized tax benefits is not expected to be significant over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Numerator
Net income	$976	$1,242
Preferred stock dividends	(31)	(31)
Net income available to common stockholders	945	1,211
Income allocated to participating securities	(6)	(6)
Net income allocated to common stockholders	$939	$1,205
Denominator
Weighted-average shares of common stock outstanding	262	285
Weighted-average shares of common stock outstanding and common stock equivalents	262	285

Basic earnings per common share	$3.58	$4.23
Diluted earnings per common share	$3.58	$4.22

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three months ended March 31, 2023 and 2022.

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
In accordance with the final rule on the impact of current expected credit losses ("CECL") on regulatory capital, the Company has elected to phase in the impact over three years beginning in 2022. Accordingly, the Company's Common Equity Tier 1 ("CET1") capital ratios are higher than they otherwise would have been. The Company's CET1 capital ratios will continue to be favorably impacted by this election over the phase-in period, which ends December 31, 2024.
As of March 31, 2023 and December 31, 2022, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized", DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
March 31, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,375	14.9%	$9,299	≥8.0%	$11,623	≥10.0%
Discover Bank	$15,928	13.9%	$9,186	≥8.0%	$11,482	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,368	13.2%	$6,974	≥6.0%	$6,974	≥6.0%
Discover Bank	$13,089	11.4%	$6,889	≥6.0%	$9,186	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,368	11.6%	$5,296	≥4.0%	N/A	N/A
Discover Bank	$13,089	10.0%	$5,222	≥4.0%	$6,528	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,312	12.3%	$5,231	≥4.5%	N/A	N/A
Discover Bank	$13,089	11.4%	$5,167	≥4.5%	$7,463	≥6.5%

December 31, 2022
Total capital (to risk-weighted assets)
Discover Financial Services	$18,250	16.0%	$9,133	≥8.0%	$11,416	≥10.0%
Discover Bank	$16,579	14.7%	$9,015	≥8.0%	$11,268	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$16,285	14.3%	$6,850	≥6.0%	$6,850	≥6.0%
Discover Bank	$13,683	12.1%	$6,761	≥6.0%	$9,015	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$16,285	12.7%	$5,147	≥4.0%	N/A	N/A
Discover Bank	$13,683	10.8%	$5,086	≥4.0%	$6,357	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$15,229	13.3%	$5,137	≥4.5%	N/A	N/A
Discover Bank	$13,683	12.1%	$5,071	≥4.5%	$7,324	≥6.5%

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
Commitments
Unused Credit Arrangements
At March 31, 2023, the Company had unused credit arrangements for loans of approximately $229.1 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.

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

The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $120 million as of March 31, 2023.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of March 31, 2023, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2023 and 2022.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Aggregate sales transaction volume(1)	$60,833	$57,153

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2023 and December 31, 2022. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of March 31, 2023 and December 31, 2022, the Company had escrow deposits and settlement withholdings of $12 million and $11 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's business including, among other matters, consumer regulatory, accounting, tax and other operational matters. The investigations and proceedings may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief. These outcomes could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit the Company's ability to execute its business strategies and engage in certain business activities. Certain subsidiaries of the Company are subject to a consent order with the Consumer Financial Protection Bureau ("CFPB") regarding certain private student loan servicing practices, as described below. In addition, the Company is currently engaged in a review of Discover Bank's card product classification practices (which determine how certain credit cards are assigned to network product categories) and related risk management and governance issues. The Company is discussing these matters with, and is responding to inquiries on them from, various regulators and agencies. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement-related expenses were immaterial for the three months ended March 31, 2023 and 2022.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $180 million as of March 31, 2023. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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

On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam's Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. In May 2017, the Court entered an order transferring the entire action to a federal court in New York that is presiding over certain related claims that are pending in the actions consolidated as MDL 1720. In August 2020, the Court granted the plaintiffs' Motion to Certify a Class. The defendants appealed the ruling, which was denied in January 2021. Expert discovery closed on February 28, 2022. On June 3, 2022, the Court granted Plaintiffs' Motion to Approve Class Notices. The Company filed its renewed motion to compel arbitration, motion for summary judgment, and Daubert challenges on November 30, 2022, with briefing scheduled to close on July 27, 2023. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter. However, the Company will seek to defend itself vigorously against all claims asserted by the plaintiffs.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2023
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$11,467	$7	$—	$11,474
Residential mortgage-backed securities - Agency	—	543	—	543
Available-for-sale investment securities	$11,467	$550	$—	$12,017

Derivative financial instruments - cash flow hedges(1)	$—	$6	$—	$6

Fair value - Net income
Marketable equity securities	$31	$—	$—	$31
Derivative financial instruments - fair value hedges(1)	$—	$6	$—	$6

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Balance at December 31, 2022
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$11,416	$7	$—	$11,423
Residential mortgage-backed securities - Agency	—	564	—	564
Available-for-sale investment securities	$11,416	$571	$—	$11,987

Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Fair value - Net income
Marketable equity securities	$41	$—	$—	$41

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$3	$—	$3

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

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
At March 31, 2023, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $559 million, a weighted-average coupon of 4.06% and a weighted-average remaining maturity of four years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets during the three months ended March 31, 2023 and 2022.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$212	$—	$212	$231
Held-to-maturity investment securities	$—	$212	$—	$212	$231

Net loan receivables	$—	$—	$111,546	$111,546	$104,983

Carrying value approximates fair value(1)
Cash and cash equivalents	$10,130	$—	$—	$10,130	$10,130
Restricted cash	$33	$—	$—	$33	$33
Accrued interest receivables(2)	$—	$1,264	$—	$1,264	$1,264

Liabilities
Amortized cost
Time deposits(3)	$—	$35,026	$—	$35,026	$35,416

Long-term borrowings - owed to securitization investors	$—	$8,734	$79	$8,813	$9,095
Other long-term borrowings	—	8,664	—	8,664	9,068
Long-term borrowings	$—	$17,398	$79	$17,477	$18,163

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$300	$—	$300	$300

Balance at December 31, 2022
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$199	$—	$199	$221
Held-to-maturity investment securities	$—	$199	$—	$199	$221

Net loan receivables	$—	$—	$110,796	$110,796	$104,746

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,856	$—	$—	$8,856	$8,856
Restricted cash	$41	$—	$—	$41	$41
Accrued interest receivables(2)	$—	$1,211	$—	$1,211	$1,211

Liabilities
Amortized cost
Time deposits(3)	$—	$32,710	$—	$32,710	$33,070

Long-term borrowings - owed to securitization investors	$—	$9,862	$84	$9,946	$10,259
Other long-term borrowings	—	9,468	—	9,468	9,849
Long-term borrowings	$—	$19,330	$84	$19,414	$20,108

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$308	$—	$308	$308

(1)The carrying values of these assets and liabilities approximate fair value due to their short-term nature.
(2)Accrued interest receivable and payable carrying values are presented as part of other assets and accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). At March 31, 2023 and December 31, 2022, the Company's outstanding cash flow hedges primarily relate to interest receipts from credit card receivables and had an initial maximum period of four years and three years, respectively.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at March 31, 2023, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company's then outstanding credit card receivables and certain floating-rate debt, respectively. During the next 12 months, the Company estimates it will reclassify $30 million into pretax earnings related to its cash flow hedges.
Fair Value Hedges
The Company is exposed to changes in the fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in the fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, attributable to changes in the respective benchmark rates. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in the fair values of both (i) the derivatives and (ii) the hedged long-term borrowings attributable to the interest-rate risk being hedged are recorded in interest expense. The changes generally provide substantial offset to one another, with any difference recognized in interest expense.

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
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	March 31, 2023				December 31, 2022
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$5,500	10	$6	$2	$5,000	$1	$3
Interest rate swaps—fair value hedge	$4,100	5	6	—	$4,425	—	2
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$25	7	—	—	$25	—	—
Total gross derivative assets/liabilities(2)			12	2		1	5
Less: collateral held/posted(3)			—	(2)		—	(5)
Total net derivative assets/liabilities			$12	$—		$1	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 2 million as of March 31, 2023, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 2 million as of December 31, 2022.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At March 31, 2023 and December 31, 2022, the Company had one outstanding contract with a total notional amount of $35 million and $48 million, respectively, and immaterial fair values.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$4,094	$27	$4,386	$(3)

(1)The balance includes $23 million and $28 million of cumulative hedging adjustments related to discontinued hedging relationships as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense	Interest Income (Credit Card)
	Long-Term Borrowings
For the Three Months Ended March 31, 2023
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(189)	$3,321

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$2	$(7)

Losses on fair value hedging relationships
Losses on hedged items	$(35)	$—
Gains on interest rate swaps	21	—
Total losses on fair value hedging relationships	$(14)	$—

For the Three Months Ended March 31, 2022
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(117)	$2,268

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(1)	$—

Gains on fair value hedging relationships
Gains on hedged items	$47	$—
Losses on interest rate swaps	(32)	—
Total gains on fair value hedging relationships	$15	$—

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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended March 31, 2023
Interest income
Credit card loans	$3,321	$—	$3,321
Private student loans	252	—	252
Personal loans	248	—	248
Other loans	64	—	64
Other interest income	192	—	192
Total interest income	4,077	—	4,077
Interest expense	945	—	945
Net interest income	3,132	—	3,132
Provision for credit losses	1,102	—	1,102
Other income	533	88	621
Other expense	1,342	41	1,383
Income before income taxes	$1,221	$47	$1,268

For the Three Months Ended March 31, 2022
Interest income
Credit card loans	$2,268	$—	$2,268
Private student loans	190	—	190
Personal loans	206	—	206
Other loans	32	—	32
Other interest income	40	—	40
Total interest income	2,736	—	2,736
Interest expense	257	—	257
Net interest income	2,479	—	2,479
Provision for credit losses	154	—	154
Other income (loss)	486	(63)	423
Other expense	1,092	38	1,130
Income (loss) before income taxes	$1,719	$(101)	$1,618

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended March 31, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$321	$20	$341
Protection products revenue	43	—	43
Transaction processing revenue	—	67	67
Other income	3	19	22
Total other income subject to ASC 606(2)	367	106	473
Other income not subject to ASC 606
Loan fee income	166	—	166
Gains (losses) on equity investments	—	(18)	(18)
Total other income (loss) not subject to ASC 606	166	(18)	148
Total other income by operating segment	$533	$88	$621

For the Three Months Ended March 31, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$298	$22	$320
Protection products revenue	44	—	44
Transaction processing revenue	—	57	57
Other income	3	21	24
Total other income subject to ASC 606(2)	345	100	445
Other income not subject to ASC 606
Loan fee income	140	—	140
Gains (losses) on equity investments	1	(163)	(162)
Total other income (loss) not subject to ASC 606	141	(163)	(22)
Total other income (loss) by operating segment	$486	$(63)	$423

(1)Net of rewards, including Cashback Bonus rewards, of $716 million and $635 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Excludes $6 million deposit product fees that are reported within net interest income for the three months ended March 31, 2023. Deposit product fees were immaterial for the three months ended March 31, 2022.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2022.
18.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2023, and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to accounting guidance, tax reform, financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants and merchants; our ability to sustain and grow our private student loan, personal loan and home loan products; difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; our ability to manage our credit risk, market risk, liquidity risk, operational risk, legal and compliance risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of our or others' key systems; our ability to remain organizationally effective; our ability to increase or sustain Discover card usage or attract new customers; our ability to maintain relationships with merchants; the effect of political, economic and market conditions, geopolitical events, climate change, pandemics and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors, as well as those with which we have no direct relationship such as our employees' internet service providers; our ability to maintain current technology and integrate new and acquired systems and technology; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; our ability to comply with regulatory requirements; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of or investments in businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
Additional factors that could cause our results to differ materially from those described below can be found in this section of this quarterly report and in "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2022, which is filed with the Securities and Exchange Commission ("SEC") and available at the SEC's internet site (https://www.sec.gov).
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
Quarter Highlights
The highlights below compare results as of and for the three months ended March 31, 2023, against results for the same period in the prior year.
•Net income was $1.0 billion, or $3.58 per diluted share, compared to net income of $1.2 billion, or $4.22 per diluted share, in the prior year.
•Total loans grew $19.2 billion, or 21%, to $112.7 billion.
•Credit card loans grew $16.0 billion, or 22%, to $89.8 billion.
•The net charge-off rate for credit card loans increased 126 basis points to 3.10% and the delinquency rate for credit card loans over 30 days past due increased 99 basis points to 2.76%.
•Direct-to-consumer deposits grew $11.6 billion, or 18%, to $75.3 billion.
•Payment Services transaction volume for the segment was $85.1 billion, up 10%.
Outlook
The outlook below provides our current expectations for our financial results based on market conditions, the regulatory and legal environment and our business strategies.
•We expect continued loan growth driven by recent account growth, moderation in the payment rate and our current expectation of sales trends.
•Based on the current interest rate environment, net interest margin is expected to modestly increase in comparison to 2022.
•We expect the total net charge-off rate to increase, in comparison to the prior year, driven by continued credit normalization and seasoning of recent vintages.
•Total expenses are expected to increase, driven by investments in acquisition and brand, compliance initiatives, technology and analytics. We remain committed to managing expenses while continuing to make investments in profitable long-term growth.
Regulatory Environment and Developments
Banking
Capital Standards and Stress Testing
As a bank holding company, DFS is subject to mandatory supervisory stress tests every other year and is required to submit annual capital plans to the Federal Reserve based on forward-looking internal analysis of income and capital levels under baseline and stressful conditions. DFS is also subject to capital buffer requirements, including the Stress Capital Buffer ("SCB"), which requires maintenance of regulatory capital levels above a threshold based on the results of supervisory stress tests after accounting for planned dividend payments.
In January 2021, the Federal Reserve finalized regulatory amendments that made targeted changes to the capital planning, regulatory reporting and SCB requirements for firms subject to Category IV standards, including DFS, to be consistent with the Federal Reserve’s regulatory tailoring framework. The final rules generally align to instructions the Federal Reserve previously provided to Category IV firms regarding their respective capital plan submissions. The amended rules also provide Category IV firms with the option to submit to supervisory stress tests during off years if they wish for the Federal Reserve to reset the stress test portion of their SCB requirement. The Federal Reserve also revised the scope of application of its existing regulatory guidance for capital planning to align with the tailoring framework. However, the timing and substance of any additional changes to existing guidance or new guidance are uncertain. Moreover, following the failure of two domestic banks during March 2023, members of Congress, the President of the United States and various bank regulatory authorities have made public statements indicating a desire for additional prudential regulation for Category IV firms like DFS. While we cannot currently predict the timing or substance of any such regulatory change, if any such change were adopted, it could roll back some or all of the regulatory tailoring currently applicable to DFS or otherwise tighten the prudential regulatory requirements that would apply to DFS.
In June 2022, the Federal Reserve released results of the 2022 Comprehensive Capital Analysis and Review ("CCAR") exercise. Our capital levels demonstrated resiliency under stress, staying well above regulatory minimums. Based on these results, in August 2022, our new SCB was set at 2.5%, the lowest possible requirement. This new SCB is effective October 1, 2022, through September 30, 2023. In accordance with the capital plan rule amendments, we elected not to participate in the 2023 supervisory stress tests. Nevertheless, we submitted to the Federal Reserve on April 5, 2023, a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. The Federal Reserve will use our 2023 capital plan submission to assess our capital planning process and positions and to reset the portion of our SCB requirement that is based on four quarters of planned common stock dividends. We expect the Federal Reserve will provide these results in late June or early July 2023.
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
As of March 31, 2023, LIBOR-indexed variable-rate loans comprised approximately 36% of our private student loan portfolio and approximately 4% of our aggregate loan portfolio. These outstanding student loans indexed to LIBOR will convert to a SOFR index in 2023 when 3-month USD LIBOR ceases to be a representative reference rate. As of November 2021, we no longer originate new variable-rate student loans indexed to LIBOR. Instead, new originations of such loans are indexed solely to 3-month term SOFR published by the Chicago Mercantile Exchange.
We ceased entering into new LIBOR-indexed interest rate derivatives in 2018 and have since actively eliminated LIBOR exposures in our derivatives portfolio. During the third quarter of 2021, we terminated our last LIBOR-indexed interest rate swap maturing after June 2023; our last LIBOR-indexed interest rate swap matured in January 2022.

Most of our capital markets securities indexed to USD LIBOR are floating-rate asset-backed securities. Beginning in 2018, we included fallback provisions in all newly issued securities that will facilitate an orderly transition from LIBOR to an appropriate reference rate, which may be based on SOFR, once 1- and 3-month LIBOR cease to be published after June 2023. Approximately $1.5 billion of our capital markets securities that mature after June 2023 with no fallback provisions would be covered under federal legislation enacted in March 2022. This legislation will allow us to replace the LIBOR index with SOFR under a safe harbor provision. Approximately $500 million of our capital markets securities have a rate reset in August 2023 that contain fallback provisions that are not covered under the federal LIBOR legislation; however, we may decide to exercise our right to call and redeem those securities on their reset date or rely on the existing fallback provisions.
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
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government have been proposed and enacted to augment consumer data privacy standards, including the capture and use of consumer biometrics. For example, the California Consumer Privacy Act ("CCPA"), which became effective in 2020, created a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The California Privacy Rights Act ("CPRA"), which became effective on January 1, 2023, amends the CCPA, enhancing consumer privacy protections and creating a new California Privacy Protection Agency ("CPPA"). The CPPA will begin enforcement of the CPRA on July 1, 2023. While the CPRA retains an exemption for information collected, processed, sold, or disclosed subject to the Gramm-Leach-Bliley Act, we continue to evaluate the impact of the CPRA, as well as other federal and state laws, on our businesses and other providers of consumer financial services.

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
The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Digital Banking
Interest income
Credit card loans	$3,321	$2,268
Private student loans	252	190
Personal loans	248	206
Other loans	64	32
Other interest income	192	40
Total interest income	4,077	2,736
Interest expense	945	257
Net interest income	3,132	2,479
Provision for credit losses	1,102	154
Other income	533	486
Other expense	1,342	1,092
Income before income taxes	1,221	1,719
Payment Services
Other income (loss)	88	(63)
Other expense	41	38
Income (loss) before income taxes	47	(101)
Total income before income taxes	$1,268	$1,618

The following table presents information on transaction volume (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Network Transaction Volume
PULSE Network	$65,268	$59,836
Network Partners	10,628	10,683
Diners Club(1)	9,211	7,176
Total Payment Services	85,107	77,695
Discover Network — Proprietary(2)	51,826	48,129
Total Network Transaction Volume	$136,933	$125,824
Transactions Processed on Networks
Discover Network	850	831
PULSE Network	1,625	1,399
Total Transaction Processed on Networks	2,475	2,230
Credit Card Volume
Discover Card Volume(3)	$54,129	$49,379
Discover Card Sales Volume(4)	$50,588	$46,329

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
Digital Banking
Our Digital Banking segment reported pretax income of $1.2 billion for the three months ended March 31, 2023, as compared to $1.7 billion for the three months ended March 31, 2022.
Net interest income increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily driven by a higher yield on loans and a higher average level of loan receivables, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to higher market rates and a higher average level of loan receivables. Interest expense increased compared to the prior year primarily due to higher funding costs driven by higher market rates and a larger funding base.
For the three months ended March 31, 2023, the provision for credit losses increased as compared to the three months ended March 31, 2022, primarily driven by loan growth and credit normalization. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income for the Digital Banking segment increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to increases in loan fee income and net discount and interchange revenue. Loan fee income increased primarily due to a higher volume of late payments. The increase in discount and interchange revenue was partially offset by an increase in rewards, both of which were driven by higher sales volume.
Total other expense increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to increases in employee compensation and benefits, professional fees and marketing and business development. The increase in employee compensation and benefits was driven primarily by higher headcount. Professional fees increased primarily due to increased consulting supporting consumer compliance initiatives and investments in technology. The increase in marketing and business development was primarily from growth investments in card and consumer banking.
Discover card sales volume was $50.6 billion for the three months ended March 31, 2023, which was an increase of 9.2% as compared to the three months ended March 31, 2022. This volume growth was primarily driven by higher consumer spending.

Payment Services
Our Payment Services segment reported pretax income of $47 million for the three months ended March 31, 2023, as compared to pretax loss of $101 million for the three months ended March 31, 2022. The increase in segment pretax income was primarily due to smaller losses on equity investments, which were the result of smaller mark-to-market adjustments for equity investments measured at fair value.
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
Allowance for Credit Losses
The allowance for credit losses was $7.7 billion at March 31, 2023, which reflects a $385 million build from the amount of the allowance for credit losses at December 31, 2022. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
In estimating the expected credit losses, we use a combination of statistical models and qualitative analysis. There is a significant amount of judgment applied in selecting inputs and analyzing the results produced to estimate the allowance for credit losses. For more information on these judgments and our accounting policies and methodologies used to determine the allowance for credit losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Loan Quality," Note 4: Loan Receivables and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2022.
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
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we measured the impact of altering the weighting of macroeconomic scenarios used in our loss forecast. Our allowance for credit losses would increase by approximately $522 million at March 31, 2023 if we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect continued inflationary pressures, including persistent supply-chain disruptions and the influence of geopolitical events, as well as high interest rates and growing unemployment rates.
The sensitivity disclosed above is hypothetical. It is difficult to estimate how potential changes in any one factor or input, such as the weighting of macroeconomic forecasts, might affect the overall allowance for credit losses because we consider a variety of factors and inputs in estimating the allowance for credit losses. The macroeconomic scenarios used are constructed with interrelated projections of multiple economic variables and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. The inputs in the macroeconomic scenarios may not change at the same rate and may not be consistent across all geographies or product types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others. As a result, the sensitivity analysis above does not necessarily reflect the nature and extent of future changes in the allowance for credit losses. It is intended to provide insights into the impact of different judgments about the economy on our modeled loss estimates for the loan portfolio and does not imply any expectation of future losses. Furthermore, the hypothetical increase in our allowance for credit losses for loans does not incorporate the impact of management judgment for qualitative factors applied in the current allowance for credit losses, which may have a positive or negative effect on our actual financial condition and results of operations.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended March 31,		2023 vs. 2022 Increase (Decrease)
	2023	2022	$	%
Interest income	$4,077	$2,736	$1,341	49%
Interest expense	945	257	688	268%
Net interest income	3,132	2,479	653	26%
Provision for credit losses	1,102	154	948	616%
Net interest income after provision for credit losses	2,030	2,325	(295)	(13)%
Other income	621	423	198	47%
Other expense	1,383	1,130	253	22%
Income before income taxes	1,268	1,618	(350)	(22)%
Income tax expense	292	376	(84)	(22)%
Net income	$976	$1,242	$(266)	(21)%
Net income allocated to common stockholders	$939	$1,205	$(266)	(22)%

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
    Net interest income increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily driven by a higher yield on loans and a higher average level of loan receivables, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to higher market rates and a higher average level of loan receivables. Interest expense increased compared to the prior year primarily due to higher funding costs driven by higher market rates and a larger funding base.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$7,344	4.71%	$85	$8,519	0.20%	$4
Restricted cash	588	4.05%	6	774	0.02%	NM
Investment securities	12,235	3.36%	101	6,509	2.23%	36
Loan receivables(1)
Credit card loans(2)(3)	89,460	15.06%	3,321	73,042	12.59%	2,268
Private student loans	10,546	9.68%	252	10,381	7.41%	190
Personal loans	8,155	12.35%	248	6,909	12.09%	206
Other	3,888	6.64%	64	2,359	5.60%	32
Total loan receivables	112,049	14.06%	3,885	92,691	11.80%	2,696
Total interest-earning assets	132,216	12.51%	4,077	108,493	10.23%	2,736
Allowance for credit losses	(7,307)			(6,818)
Other assets	6,494			6,248
Total assets(4)	$131,403			$107,923
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$33,194	3.17%	$259	$19,924	1.53%	$75
Money market deposits	8,769	3.77%	82	8,207	0.59%	12
Other interest-bearing savings deposits	49,255	3.42%	415	42,487	0.50%	52
Total interest-bearing deposits	91,218	3.36%	756	70,618	0.80%	139
Borrowings
Short-term borrowings	—	—%	—	667	0.49%	1
Securitized borrowings(5)(6)(7)	9,667	3.67%	87	7,739	1.29%	24
Other long-term borrowings(6)(7)(8)	9,372	4.40%	102	9,432	3.99%	93
Total borrowings	19,039	4.03%	189	17,838	2.68%	118
Total interest-bearing liabilities	110,257	3.48%	945	88,456	1.18%	257
Other liabilities and stockholders' equity(9)	21,146			19,467
Total liabilities and stockholders' equity	$131,403			$107,923
Net interest income			$3,132			$2,479
Net interest margin(10)		11.34%			10.85%
Net yield on interest-earning assets(11)		9.61%			9.27%
Interest rate spread(12)		9.03%			9.05%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $105 million and $76 million of amortization of balance transfer fees for the three months ended March 31, 2023 and 2022, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the three months ended March 31, 2023 and 2022.
(4)The return on average assets, based on net income, was 0.74% and 1.15% for the three months ended March 31, 2023 and 2022, respectively.
(5)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three months ended March 31, 2023 and 2022.
(6)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three months ended March 31, 2023 and 2022.
(7)Includes the impact of terminated derivatives formerly designated as fair value hedges for the three months ended March 31, 2023 and 2022.
(8)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three months ended March 31, 2023.
(9)The return on average stockholders' equity, based on net income, was 27.00% and 9.00% for the three months ended March 31, 2023 and 2022, respectively.
(10)Net interest margin represents net interest income as a percentage of average total loan receivables.
(11)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(12)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	March 31, 2023	December 31, 2022
Credit card loans	$89,755	$90,113
Other loans
Private student loans	10,480	10,308
Personal loans	8,374	7,998
Other loans	4,065	3,701
Total other loans	22,919	22,007
Total loan receivables	112,674	112,120
Allowance for credit losses	(7,691)	(7,374)
Net loan receivables	$104,983	$104,746

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
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Credit Losses" and Note 3: Loan Receivables to our condensed consolidated financial statements for more details on how we estimate the allowance for credit losses.

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended March 31, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(1)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(2)	1,002	60	68	5	1,135
Deductions
Charge-offs	(879)	(33)	(54)	—	(966)
Recoveries	195	6	15	—	216
Net charge-offs	(684)	(27)	(39)	—	(750)
Balance at March 31, 2023	$6,135	$872	$622	$62	$7,691

	For the Three Months Ended March 31, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(2)	178	45	(30)	—	193
Deductions
Charge-offs	(541)	(24)	(38)	—	(603)
Recoveries	210	6	19	—	235
Net charge-offs	(331)	(18)	(19)	—	(368)
Balance at March 31, 2022	$5,120	$870	$613	$44	$6,647

(1)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2022-02 on January 1, 2023.
(2)Excludes a $33 million and $39 million adjustment to the liability for expected credit losses on unfunded commitments for the three months ended March 31, 2023 and 2022, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.
The allowance for credit losses was approximately $7.7 billion at March 31, 2023, which reflects a $385 million build from the amount of the allowance for credit losses at December 31, 2022. The build in the allowance for credit losses for the three months ended March 31, 2023 was primarily driven by a modestly more pessimistic economic outlook and growth in revolving loan balances.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at March 31, 2023, we used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2023 at 4.7% and peaking at 4.8% in early 2024 and (ii) 0.96% growth rate in real gross domestic product in 2023.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, such as high consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its federal funds rate target range substantially during 2022 in an effort to slow economic growth and reduce inflation. Most economists and financial market participants expect U.S. economic growth and inflation to continue to slow during 2023 as the economy responds to the lagged effects of tighter monetary policy and credit conditions, which may contract further after the failure of two domestic banks in March.
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
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three months ended March 31, 2023, the provision for credit losses increased by $942 million compared to the same period in 2022, primarily driven by loan growth and credit normalization.

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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,
	2023		2022
	$	%	$	%
Credit card loans	$684	3.10%	$331	1.84%
Private student loans	$27	1.04%	$18	0.69%
Personal loans	$39	1.94%	$19	1.12%

The net charge-offs and net charge-off rate for credit card loans increased for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to continued credit normalization and the seasoning of vintages from the past two years. The net charge-offs and net charge-off rate for private student and personal loans increased for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to continued credit normalization.
Delinquencies
Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, and loan receivables that are not accruing interest regardless of delinquency (dollars in millions):

	March 31, 2023		December 31, 2022
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$2,477	2.76%	$2,278	2.53%
Private student loans	$211	2.02%	$212	2.05%
Personal loans	$76	0.91%	$63	0.80%

Total loan receivables	$2,791	2.48%	$2,578	2.30%

Loans 90 or more days delinquent
Credit card loans	$1,204	1.34%	$1,028	1.14%
Private student loans	$54	0.52%	$45	0.43%
Personal loans	$19	0.23%	$16	0.21%

Total loan receivables	$1,290	1.15%	$1,101	0.98%

Loans not accruing interest	$260	0.23%	$214	0.19%

The 30-day delinquency rates for credit card and personal loans at March 31, 2023, increased compared to December 31, 2022, primarily driven by credit normalization and the seasoning of vintages from the past two years. The 30-day delinquency rate for private student loans remained relatively flat at March 31, 2023, compared to December 31, 2022.
The 90-day delinquency rates for credit card and private student loans at March 31, 2023, increased compared to December 31, 2022, primarily driven by credit normalization. The increase in the 90-day delinquency rate for credit card loans was also driven by the seasoning of vintages from the past two years. The 90-day delinquency rates for personal loans remained relatively flat at March 31, 2023, compared to December 31, 2022.

Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2023 vs. 2022 Increase (Decrease)
	2023	2022	$	%
Discount and interchange revenue, net(1)	$341	$320	$21	7%
Protection products revenue	43	44	(1)	(2)%
Loan fee income	166	140	26	19%
Transaction processing revenue	67	57	10	18%
Losses on equity investments	(18)	(162)	144	(89)%
Other income	22	24	(2)	(8)%
Total other income	$621	$423	$198	47%

(1)Net of rewards, including Cashback Bonus rewards, of $716 million and $635 million for the three months ended March 31, 2023 and 2022, respectively.
Total other income increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to smaller losses on equity investments and increases in loan fee income and net discount and interchange revenue. The smaller losses on equity investments were the result of smaller mark-to-market adjustments for equity investments measured at fair value. Loan fee income increased primarily due to a higher volume of late payments. The increase in discount and interchange revenue was partially offset by an increase in rewards, both of which were driven by higher sales volume.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended March 31,		2023 vs. 2022 Increase (Decrease)
	2023	2022	$	%
Employee compensation and benefits	$625	$500	$125	25%
Marketing and business development	241	192	49	26%
Information processing and communications	139	125	14	11%
Professional fees	232	177	55	31%
Premises and equipment	22	24	(2)	(8)%
Other expense	124	112	12	11%
Total other expense	$1,383	$1,130	$253	22%

Total other expense increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to increases in employee compensation and benefits, professional fees and marketing, and business development. The increase in employee compensation and benefits was driven primarily by higher headcount. Professional fees increased primarily due to increased consulting supporting consumer compliance initiatives and investments in technology. The increase in marketing and business development was primarily from growth investments in card and consumer banking.

Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Income before income taxes	$1,268	$1,618
Income tax expense	$292	$376
Effective income tax rate	23.0%	23.3%

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
Funding Sources
Deposits
We obtain deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits"). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. We gather these deposits from retail customers of our bank, many of whom have more than one Discover product. These deposits originate from a large and diverse customer base, and therefore, the majority of these deposit account balances are insured according to the Federal Deposit Insurance Corporation's ("FDIC") insurance limits. Our cost of insuring these deposits is likely to rise as the FDIC recently stated it plans, as required by law, to charge banks a special assessment to cover the cost of losses to the Deposit Insurance Fund incurred after the failure of two domestic banks in March 2023. Brokered deposit products include certificates of deposit and sweep accounts. In accordance with the FDIC final rule on revisions to its brokered deposits regulation, we no longer categorize certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships as brokered for regulatory reporting purposes. At March 31, 2023, we had $75.3 billion of direct-to-consumer deposits and $20.4 billion of brokered deposits, of which there are $78.3 billion of deposit balances due in less than one year and $17.4 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At March 31, 2023, we had $9.0 billion of outstanding public asset-backed securities and $3.2 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended March 31, 2023, the DiscoverSeries three-month rolling average excess spread was 14.45%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization-related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of March 31, 2023, there were $24.5 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three months ended March 31, 2023. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At March 31, 2023	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$9,016	$300	$8,716

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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At March 31, 2023, we had total committed borrowing capacity of $2.6 billion based on the amount and type of assets pledged, of which $525 million of long-term advances were outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At March 31, 2023	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2024-2032	$3,350
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2023-2031	$155
Discover Bank fixed-rate senior bank notes, maturing 2023-2030	$4,550
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At March 31, 2023, $548 million of interest on our fixed-rate debt is due in less than one year and $1.5 billion of interest is due in one year and thereafter. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for more information on the maturities of our long-term borrowings. Certain DFS senior notes require us to offer to repurchase the notes at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest in the event of a change of control involving us and corresponding ratings downgrade below investment grade.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At March 31, 2023, there were no outstanding balances in the federal funds market or under repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for potential contingency funding needs. At March 31, 2023, we had a total committed capacity of $3.5 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them well ahead of their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of March 31, 2023, Discover Bank had $43.8 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of March 31, 2023, we have no borrowings outstanding under the discount window and reserve this capacity as a source of contingent liquidity.

Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At March 31, 2023, our unused credit arrangements were approximately $229.1 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications and global merchant acceptance, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of March 31, 2023, we have debt obligations, common stock and preferred stock outstanding. Refer to “— Funding Sources” and “— Capital” for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
We assess funding uses and liquidity needs under stressed and normal operating conditions, considering primary uses of funding, such as on-balance sheet loans and contingent uses of funding, such as the need to post additional collateral for derivatives positions. To anticipate funding needs under stress, we conduct liquidity stress tests to assess the impact of idiosyncratic, systemic and hybrid (i.e., idiosyncratic and systemic) scenarios with varying levels of liquidity risk reflecting a range of stress severity. If we determine we have excess cash and cash equivalents above what is required for daily operations, we may invest in highly liquid, unencumbered assets that we expect to be able to convert to cash quickly and with little loss of value using the repo market or outright sales.
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

On March 7, 2023, Moody's Investors Service upgraded the long-term credit ratings and assessments of DFS and Discover Bank. Moody's noted the ratings upgrade reflected our solid market position in the U.S. general purpose credit card and other consumer lending markets, as well as our strong profitability, prudent credit underwriting, conservative risk management and anticipated resilience to a severe economic downturn because of good asset quality and balance sheet management. The table below reflects our current credit ratings and outlooks:

	Moody’s Investors Service	Standard & Poor's	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Baa2	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Stable	Stable	Stable
Discover Bank
Senior unsecured debt	Baa1	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Stable	Stable	Stable
Subordinated debt	Baa1	BBB-	BBB
Discover Card Execution Note Trust (DCENT)
Class A(1)	Aaa(sf)	AAA(sf)	AAA(sf)

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
In addition, we conduct liquidity stress tests regularly and ensure contingency funding is in place to address potential liquidity shortfalls. We evaluate a range of stress scenarios that are designed to follow regulatory requirements, including idiosyncratic, systemic and a combination of such events that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the projected liquidity position at DFS and Discover Bank across a range of time horizons by comparing estimated contingency funding needs to available contingent liquidity.

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
At March 31, 2023, our liquidity portfolio was composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities ("RMBS") issued by U.S. government agencies or U.S. GSEs. These investments, nearly all of which are classified as available-for-sale, are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.
At March 31, 2023, our liquidity portfolio and undrawn credit facilities were $70.8 billion, which was $3.5 billion higher than the balance at December 31, 2022. Our liquidity portfolio and undrawn credit facilities grew primarily as a result of the purchase of treasury securities and additional borrowing capacity with the Federal Reserve. During the three months ended March 31, 2023 and December 31, 2022, the average balance of our liquidity portfolio was $19.5 billion and $16.3 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	March 31, 2023	December 31, 2022
Liquidity portfolio
Cash and cash equivalents(1)	$9,354	$7,585
Investment securities(2)	12,096	12,213
Total liquidity portfolio	21,450	19,798
Private asset-backed securitizations(3)	3,500	3,500
Federal Home Loan Bank of Chicago	2,056	1,712
Primary liquidity sources	27,006	25,010
Federal Reserve discount window(3)	43,780	42,268
Total liquidity portfolio and undrawn credit facilities	$70,786	$67,278

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $132 million and $97 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2023 and December 31, 2022, respectively.
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
In accordance with the final rule on the impact of CECL on regulatory capital, we have elected to phase in the impact over three years, beginning in 2022. By electing this option, our Common Equity Tier 1 ("CET1") capital ratios are higher than they otherwise would have been. The phase-in of the CECL accounting model decreased CET1 by $1.1 billion as of January 1, 2023. For additional information regarding the risk-based capital and leverage ratios, see Note 11: Capital Adequacy to our condensed consolidated financial statements.
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
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of risk-weighted assets. For Category IV firms, including DFS, the Federal Reserve calculates each firm's SCB biennially in even-numbered calendar years, and did so in 2022. Based on the results of the 2022 CCAR exercise released by the Federal Reserve, our new SCB was set at 2.5%, the lowest possible requirement, effective October 1, 2022, through September 30, 2023. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year's supervisory stress tests as part of the Federal Reserve's CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm's annual capital plan. We elected not to opt-in for 2023 and submitted a capital plan to the Federal Reserve on April 5, 2023, and we expect results will be provided in late June or early July 2023. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
At March 31, 2023, DFS and Discover Bank met the requirements for "well-capitalized" status under the Federal Reserve's Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
Basel III rules also require disclosures relating to market discipline. This series of disclosures is commonly referred to as "Pillar 3." The objective is to increase the transparency of capital requirements for banking organizations. We are required to make prescribed regulatory disclosures quarterly regarding our capital structure, capital adequacy, risk exposures and risk-

weighted assets. We make the Pillar 3 disclosures publicly available on our website in a report called "Basel III Regulatory Capital Disclosures."
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At March 31, 2023, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure for different companies.
The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	March 31, 2023	December 31, 2022
Total common stockholders' equity(1)	$13,259	$13,534
Less: goodwill	(255)	(255)
Tangible common equity	$13,004	$13,279

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared the following common stock dividends during 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Share
2023
April 17, 2023	May 25, 2023	June 08, 2023	$0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$1.30

2022
October 18, 2022	November 23, 2022	December 08, 2022	$0.60
July 20, 2022	August 25, 2022	September 08, 2022	0.60
April 27, 2022	May 26, 2022	June 09, 2022	0.60
January 18, 2022	February 17, 2022	March 03, 2022	0.50
Total common stock dividends			$2.30

Our Board of Directors declared the following Series C preferred stock dividends during 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2023
January 17, 2023	April 14, 2023	May 01, 2023	$27.50
Total Series C preferred stock dividends			$27.50

2022
July 20, 2022	October 14, 2022	October 31, 2022	$27.50
January 18, 2022	April 15, 2022	May 02, 2022	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2023
January 17, 2023	March 08, 2023	March 23, 2023	$30.625
Total Series D preferred stock dividends			$30.625

2022
July 20, 2022	September 08, 2022	September 23, 2022	$30.625
January 18, 2022	March 08, 2022	March 23, 2022	30.625
Total Series D preferred stock dividends			$61.250

Our Board of Directors approved a new share repurchase program in April 2023. The new program authorizes up to $2.7 billion of share repurchases through June 30, 2024, and replaced the prior $4.2 billion share repurchase program. If and when we repurchase our shares under the program, we may use various methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. During the three months ended March 31, 2023, we repurchased approximately 11.3 million shares for approximately $1.2 billion.
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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At March 31, 2023, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
Interest-rate-sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12 months. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or SOFR, which will reset before the end of the next 12 months, or liabilities that have fixed rates at the fiscal period end but will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the next 12 months, are also considered to be rate sensitive. For these fixed-rate liabilities, earnings sensitivity is measured from the expected maturity date.

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
Our current short-term interest rate risk position is modestly asset-sensitive, but we have taken actions to bring our net interest income sensitivity closer to neutral as the Federal Reserve has slowed its pace of monetary policy tightening and the outlook for near-term U.S. economic growth may be weakening. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At March 31, 2023		At December 31, 2022
Basis point change	$	%	$	%
+100	$187	1.36%	$183	1.40%
-100	$(193)	(1.40)%	$(190)	(1.45)%

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
Item 1A.     Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
January 1 - 31, 2023
Repurchase program(1)	3,783,000	$104.85	3,783,000	$2,392,991,230
Employee transactions(2)	584	$97.83	N/A	N/A
February 1 - 28, 2023
Repurchase program(1)	3,157,000	$114.46	3,157,000	$2,031,648,805
Employee transactions(2)	270,411	$115.83	N/A	N/A
March 1 - 31, 2023
Repurchase program(1)	4,341,133	$101.82	4,341,133	$1,589,626,286
Employee transactions(2)	257	$114.77	N/A	N/A

Total
Repurchase program(1)	11,281,133	$106.37	11,281,133	$1,589,626,286
Employee transactions(2)	271,252	$115.79	N/A	N/A

(1)In April 2023, our Board of Directors approved a new share repurchase program authorizing the purchase of up to $2.7 billion of our outstanding shares of common stock through June 30, 2024. This share repurchase authorization replaced our prior $4.2 billion share repurchase program.
(2)Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options
(3)Average price paid per share excludes any excise tax.

Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

10.1	Form 2023 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan.

10.2	Form 2023 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan.

10.3	Form 2023 Special Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL: (1) Condensed Consolidated Statements of Financial Condition, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Changes in Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL and contained in Exhibit 101.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: April 24, 2023