Form 10-Q
period 2023-06-30
Discover Financial Services
filed 2023-07-28
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2023, there were 249,947,996 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$8,605	$8,856
Restricted cash	39	41
Investment securities (includes available-for-sale securities of $13,221 and $11,987 reported at fair value with associated amortized cost of $13,478 and $12,167 at June 30, 2023 and December 31, 2022, respectively)	13,466	12,208
Loan receivables
Loan receivables	117,906	112,120
Allowance for credit losses	(8,064)	(7,374)
Net loan receivables	109,842	104,746
Premises and equipment, net	1,053	1,003
Goodwill	255	255
Other assets	4,822	4,597
Total assets	$138,082	$131,706
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$97,630	$90,151
Non-interest bearing deposit accounts	1,357	1,485
Total deposits	98,987	91,636
Long-term borrowings	20,276	20,108
Accrued expenses and other liabilities	4,963	5,618
Total liabilities	124,226	117,362
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 570,627,982 and 569,689,007 shares issued at June 30, 2023 and December 31, 2022, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,056	1,056
Additional paid-in capital	4,508	4,468
Retained earnings	29,761	28,207
Accumulated other comprehensive loss	(470)	(339)
Treasury stock, at cost; 320,683,942 and 302,305,216 shares at June 30, 2023 and December 31, 2022, respectively	(21,005)	(19,054)
Total stockholders' equity	13,856	14,344
Total liabilities and stockholders' equity	$138,082	$131,706

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

	June 30, 2023	December 31, 2022
Assets
Restricted cash	$39	$41
Loan receivables	$25,165	$25,937
Allowance for credit losses allocated to securitized loan receivables	$(1,109)	$(1,152)
Other assets	$3	$3
Liabilities
Long-term borrowings	$11,216	$10,259
Accrued expenses and other liabilities	$16	$14

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Credit card loans	$3,466	$2,424	$6,787	$4,692
Other loans	606	439	1,170	867
Investment securities	106	33	207	69
Other interest income	112	19	203	23
Total interest income	4,290	2,915	8,367	5,651
Interest expense
Deposits	905	174	1,661	313
Short-term borrowings	—	—	—	1
Long-term borrowings	208	131	397	248
Total interest expense	1,113	305	2,058	562
Net interest income	3,177	2,610	6,309	5,089
Provision for credit losses	1,305	549	2,407	703
Net interest income after provision for credit losses	1,872	2,061	3,902	4,386
Other income
Discount and interchange revenue, net	370	379	700	688
Protection products revenue	44	42	87	86
Loan fee income	186	142	352	282
Transaction processing revenue	72	61	139	118
Gains (losses) on equity investments	1	(42)	(17)	(204)
Other income	28	21	50	45
Total other income	701	603	1,311	1,015
Other expense
Employee compensation and benefits	588	515	1,213	1,015
Marketing and business development	268	254	509	446
Information processing and communications	150	121	289	246
Professional fees	216	189	448	366
Premises and equipment	20	24	42	48
Other expense	162	120	286	232
Total other expense	1,404	1,223	2,787	2,353
Income before income taxes	1,169	1,441	2,426	3,048
Income tax expense	268	338	557	712
Net income	$901	$1,103	$1,869	$2,336
Net income allocated to common stockholders	$895	$1,097	$1,826	$2,293
Basic earnings per common share	$3.54	$3.93	$7.09	$8.13
Diluted earnings per common share	$3.54	$3.93	$7.09	$8.12

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$901	$1,103	$1,869	$2,336
Other comprehensive loss, net of tax
Unrealized losses on available-for-sale investment securities, net of tax	(151)	(41)	(59)	(162)
Unrealized (losses) gains on cash flow hedges, net of tax	(84)	3	(72)	5
Other comprehensive loss	(235)	(38)	(131)	(157)
Comprehensive income	$666	$1,065	$1,738	$2,179

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2022
Balance at March 31, 2022	11	$1,056	569,504	$6	$4,390	$25,596	$(213)	$(17,639)	$13,196
Net income	—	—	—	—	—	1,103	—	—	1,103
Other comprehensive loss	—	—	—	—	—	—	(38)	—	(38)
Purchases of treasury stock	—	—	—	—	—	—	—	(601)	(601)
Common stock issued under employee benefit plans	—	—	27	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	33	—	24	—	—	—	24
Dividends — common stock ($0.60 per share)	—	—	—	—	—	(168)	—	—	(168)
Balance at June 30, 2022	11	$1,056	569,564	$6	$4,417	$26,531	$(251)	$(18,240)	$13,519

For the Three Months Ended June 30, 2023
Balance at March 31, 2023	11	$1,056	570,460	$6	$4,493	$29,037	$(235)	$(20,297)	$14,060
Net income	—	—	—	—	—	901	—	—	901
Other comprehensive loss	—	—	—	—	—	—	(235)	—	(235)
Purchases of treasury stock	—	—	—	—	—	—	—	(708)	(708)
Common stock issued under employee benefit plans	—	—	29	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	139	—	12	—	—	—	12
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Balance at June 30, 2023	11	$1,056	570,628	$6	$4,508	$29,761	$(470)	$(21,005)	$13,856
See Notes to the Condensed Consolidated Financial Statements.

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2022
Balance at December 31, 2021	11	$1,056	568,831	$6	$4,369	$24,538	$(94)	$(16,695)	$13,180
Net income	—	—	—	—	—	2,336	—	—	2,336
Other comprehensive loss	—	—	—	—	—	—	(157)	—	(157)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,545)	(1,545)
Common stock issued under employee benefit plans	—	—	49	—	5	—	—	—	5
Common stock issued and stock-based compensation expense	—	—	684	—	43	—	—	—	43
Dividends — common stock ($1.10 per share)	—	—	—	—	—	(312)	—	—	(312)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at June 30, 2022	11	$1,056	569,564	$6	$4,417	$26,531	$(251)	$(18,240)	$13,519

For the Six Months Ended June 30, 2023
Balance at December 31, 2022	11	$1,056	569,689	$6	$4,468	$28,207	$(339)	$(19,054)	$14,344
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income	—	—	—	—	—	1,869	—	—	1,869
Other comprehensive loss	—	—	—	—	—	—	(131)	—	(131)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,951)	(1,951)
Common stock issued under employee benefit plans	—	—	58	—	6	—	—	—	6
Common stock issued and stock-based compensation expense	—	—	881	—	34	—	—	—	34
Dividends — common stock ($1.30 per share)	—	—	—	—	—	(336)	—	—	(336)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at June 30, 2023	11	$1,056	570,628	$6	$4,508	$29,761	$(470)	$(21,005)	$13,856

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Six Months Ended June 30,
	2023	2022
Cash flows provided by operating activities
Net income	$1,869	$2,336
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,407	703
Deferred income taxes	(269)	(145)
Depreciation and amortization	248	279
Amortization of deferred revenues	(215)	(162)
Net losses on investments and other assets	37	226
Other, net	51	48
Changes in assets and liabilities:
Increase in other assets	(18)	(262)
(Decrease) increase in accrued expenses and other liabilities	(812)	323
Net cash provided by operating activities	3,298	3,346

Cash flows provided by (used for) investing activities
Maturities of available-for-sale investment securities	905	1,160
Purchases of available-for-sale investment securities	(2,163)	—
Maturities of held-to-maturity investment securities	8	22
Purchases of held-to-maturity investment securities	(33)	(27)
Net change in principal on loans originated for investment	(7,362)	(6,290)
Proceeds from the sale of other investments	4	216
Purchases of other investments	(34)	(115)
Purchases of premises and equipment	(158)	(99)
Net cash used for investing activities	(8,833)	(5,133)

Cash flows provided by (used for) financing activities
Net change in short-term borrowings	—	50
Net change in deposits	7,327	4,007
Proceeds from issuance of securitized debt	2,237	2,635
Maturities and repayment of securitized debt	(1,185)	(2,561)
Maturities and repayments of other long-term borrowings	(803)	(322)
Proceeds from issuance of common stock	6	5
Purchases of treasury stock	(1,933)	(1,545)
Dividends paid on common and preferred stock	(367)	(343)
Net cash provided by financing activities	5,282	1,926
Net (decrease) increase in cash, cash equivalents and restricted cash	(253)	139
Cash, cash equivalents and restricted cash, at the beginning of the period	8,897	11,332
Cash, cash equivalents and restricted cash, at the end of the period	$8,644	$11,471

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$8,605	$11,439
Restricted cash	39	32
Cash, cash equivalents and restricted cash, at the end of the period	$8,644	$11,471

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
Immaterial Restatement of Prior Period Financial Statements
Beginning around mid-2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The Company determined the revenue impact of the incorrect card product classification was immaterial to the consolidated financial statements for all impacted prior periods. For comparative purposes, the Company has made these corrections to the consolidated financial statements for the prior periods presented in this Form 10-Q. Additionally, prior period amounts in the applicable notes to the consolidated financial statements have been corrected. The impacts of the misclassification and subsequent corrections are contained entirely within the Digital Banking segment. See Note 18: Immaterial Restatement of Prior Period Financial Statements for additional information and quantification of the prior period restatement impacts.
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
2.    Investments
The Company's investment securities consist of the following (dollars in millions):

	June 30, 2023	December 31, 2022
U.S. Treasury(1) and U.S. GSE(2) securities	$12,714	$11,423
Residential mortgage-backed securities - Agency(3)	752	785
Total investment securities	$13,466	$12,208

(1)Includes $292 million and $97 million of U.S. Treasury securities pledged as swap collateral as of June 30, 2023 and December 31, 2022, respectively.
(2)Consists of a security issued by the Federal Home Loan Bank.
(3)Consists of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2023
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$12,947	$5	$(238)	$12,714
Residential mortgage-backed securities - Agency	531	—	(24)	507
Total available-for-sale investment securities	$13,478	$5	$(262)	$13,221
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$245	$—	$(21)	$224
Total held-to-maturity investment securities	$245	$—	$(21)	$224

At December 31, 2022
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$11,580	$21	$(178)	$11,423
Residential mortgage-backed securities - Agency	587	—	(23)	564
Total available-for-sale investment securities	$12,167	$21	$(201)	$11,987
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$221	$—	$(22)	$199
Total held-to-maturity investment securities	$221	$—	$(22)	$199

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities ("RMBS") that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The Company invests in U.S. Treasury obligations and securities issued by government agencies and government-sponsored enterprises of the U.S. ("U.S. GSEs"), which have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. federal government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments. In addition, the Company does not have the intent to sell any available-for-sale securities in an unrealized loss position and does not believe it is more likely than not that it will be required to sell any such security before recovery of its amortized cost basis.

The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2023
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	183	$8,357	$(133)	$3,288	$(105)
Residential mortgage-backed securities - Agency	32	$415	$(19)	$92	$(5)

At December 31, 2022
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	123	$9,060	$(175)	$106	$(3)
Residential mortgage-backed securities - Agency	34	$559	$(22)	$5	$(1)

There were no proceeds from sales or recognized gains or losses on available-for-sale securities during the three and six months ended June 30, 2023 and 2022. See Note 8: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and six months ended June 30, 2023 and 2022.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At June 30, 2023	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$1,875	$10,737	$335	$—	$12,947
Residential mortgage-backed securities - Agency(1)	2	78	41	410	531
Total available-for-sale investment securities	$1,877	$10,815	$376	$410	$13,478
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$245	$245
Total held-to-maturity investment securities	$—	$—	$—	$245	$245
Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$1,844	$10,539	$331	$—	$12,714
Residential mortgage-backed securities - Agency(1)	2	74	39	392	507
Total available-for-sale investment securities	$1,846	$10,613	$370	$392	$13,221
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$224	$224
Total held-to-maturity investment securities	$—	$—	$—	$224	$224

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. As of June 30, 2023 and December 31, 2022, the Company had outstanding investments in these entities of $411 million and $416 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $103 million and $111 million, respectively. Of the above outstanding equity investments, the Company had $377 million and $375 million of investments related to affordable housing projects as of June 30, 2023 and December 31, 2022, respectively, which had $96 million and $100 million of related contingent liabilities for unconditional and legally binding delayed equity contributions, respectively.
The Company holds non-controlling equity positions in several payment services entities and third-party venture capital funds which invest in such entities. Most of these investments are not subject to equity method accounting because the Company does not have significant influence over the investee. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, the majority of these investments are carried at cost minus impairment, if any. As of June 30, 2023 and December 31, 2022, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $34 million and $39 million, respectively.
The Company also holds non-controlling equity positions in payment services entities that have publicly traded stock and therefore have readily determinable fair values. As a result, these investments are carried at fair value based on the quoted share prices. As of June 30, 2023 and December 31, 2022, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $33 million and $41 million, respectively. During the three and six months ended June 30, 2023, the Company recognized an immaterial net gain and an immaterial net loss, respectively, on the condensed consolidated statements of income related to these investments. The Company recognized net losses of $42 million and $207 million during the three and six months ended June 30, 2022, respectively.
3.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	June 30, 2023	December 31, 2022
Credit card loans(1)(2)	$93,955	$90,113
Other loans(3)
Private student loans(4)	10,241	10,308
Personal loans	9,106	7,998
Other loans	4,604	3,701
Total other loans	23,951	22,007
Total loan receivables	117,906	112,120
Allowance for credit losses	(8,064)	(7,374)
Net loan receivables	$109,842	$104,746

(1)Amounts include carrying values of $14.3 billion and $13.5 billion underlying investors' interest in trust debt at June 30, 2023 and December 31, 2022, respectively, and $10.7 billion and $12.2 billion in seller's interest at June 30, 2023 and December 31, 2022, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $622 million and $611 million at June 30, 2023 and December 31, 2022, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $515 million, $56 million and $15 million, respectively, at June 30, 2023 and $468 million, $49 million and $11 million, respectively, at December 31, 2022.
(4)At June 30, 2023 and December 31, 2022, there were $6.0 billion of private student loans in repayment.

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
The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	June 30, 2023				December 31, 2022
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans	$76,591	82%	$17,364	18%	$73,827	82%	$16,286	18%
Private student loans by origination year(1)(2)
2023	$259	96%	$12	4%
2022	1,563	95%	87	5%	$1,172	94%	$77	6%
2021	1,573	95%	83	5%	1,668	95%	81	5%
2020	1,266	95%	66	5%	1,365	95%	65	5%
2019	1,121	94%	68	6%	1,221	95%	67	5%
Prior	3,880	94%	263	6%	4,306	94%	286	6%
Total private student loans	$9,662	94%	$579	6%	$9,732	94%	$576	6%
Personal loans by origination year
2023	$2,927	99%	$20	1%
2022	3,408	96%	143	4%	$4,270	98%	$77	2%
2021	1,464	94%	93	6%	1,958	96%	91	4%
2020	537	94%	34	6%	790	95%	40	5%
2019	281	91%	28	9%	444	92%	38	8%
Prior	141	82%	30	18%	249	86%	41	14%
Total personal loans	$8,758	96%	$348	4%	$7,711	96%	$287	4%

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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	June 30, 2023			December 31, 2022
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$1,420	$1,269	$2,689	$1,250	$1,028	$2,278
Private student loans by origination year(1)
2023	$—	$—	$—
2022	2	1	3	$—	$—	$—
2021	11	4	15	6	1	7
2020	16	5	21	14	3	17
2019	19	6	25	19	5	24
Prior	115	39	154	128	36	164
Total private student loans	$163	$55	$218	$167	$45	$212
Personal loans by origination year
2023	$4	$1	$5
2022	30	10	40	$12	$3	$15
2021	17	6	23	15	6	21
2020	7	2	9	8	2	10
2019	5	2	7	6	2	8
Prior	4	3	7	6	3	9
Total personal loans	$67	$24	$91	$47	$16	$63

(1)Private student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended June 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2023	$6,135	$872	$622	$62	$7,691
Additions
Provision for credit losses(1)	1,232	9	50	6	1,297
Deductions
Charge-offs	(1,051)	(38)	(64)	—	(1,153)
Recoveries	209	6	14	—	229
Net charge-offs	(842)	(32)	(50)	—	(924)
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064

	For the Three Months Ended June 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2022	$5,120	$870	$613	$44	$6,647
Additions
Provision for credit losses(1)	568	(11)	(20)	2	539
Deductions
Charge-offs	(587)	(33)	(39)	—	(659)
Recoveries	206	6	18	—	230
Net charge-offs	(381)	(27)	(21)	—	(429)
Balance at June 30, 2022	$5,307	$832	$572	$46	$6,757

	For the Six Months Ended June 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(2)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	2,234	69	118	11	2,432
Deductions
Charge-offs	(1,930)	(71)	(118)	—	(2,119)
Recoveries	404	12	29	—	445
Net charge-offs	(1,526)	(59)	(89)	—	(1,674)
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064

	For the Six Months Ended June 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	5,273	843	662	44	6,822
Additions
Provision for credit losses(1)	746	34	(50)	2	732
Deductions
Charge-offs	(1,128)	(57)	(77)	—	(1,262)
Recoveries	416	12	37	—	465
Net charge-offs	(712)	(45)	(40)	—	(797)
Balance at June 30, 2022	$5,307	$832	$572	$46	$6,757

(1)Excludes an $8 million and $10 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended June 30, 2023 and 2022, respectively, and $25 million and $29 million for the six months ended June 30, 2023 and 2022, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
(2)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2022-02 on January 1, 2023, which eliminated the requirement to apply discounted cash flow measurements for certain troubled debt restructurings.
The allowance for credit losses was approximately $8.1 billion at June 30, 2023, which reflects a $373 million build over March 31, 2023 and a $690 million build from December 31, 2022. The build in the allowance for credit losses for the three and six months ended June 30, 2023 was primarily driven by loan growth.

The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at June 30, 2023, the Company used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2023 at 4.0% and peaking at 4.3% in mid 2024 and (ii) 1.56% growth rate in real gross domestic product in 2023.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, such as high consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its federal funds rate target range substantially during 2022 and the first half of 2023 in an effort to slow economic growth and reduce inflation. Most economists and financial market participants expect U.S. economic growth and inflation to slow gradually during 2023 as the economy responds to the lagged effects of tighter monetary policy and credit conditions.
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
The net charge-offs for credit card loans increased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, primarily due to continued credit normalization and the seasoning of vintages from the past two years. The net charge-offs for private student and personal loans increased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, primarily due to continued credit normalization.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$156	$69	$284	$135
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$46	$23	$87	$44

Gross principal charge-offs of the Company's loan portfolio are presented in the table below, on a year-to-date basis, for credit card, private student and personal loan receivables (dollars in millions):

For the Six Months Ended June 30, 2023
Credit card loans	$1,930
Private student loans by origination year
2023	$—
2022	1
2021	6
2020	9
2019	11
Prior	44
Total private student loans	$71
Personal loans by origination year
2023	$1
2022	41
2021	39
2020	17
2019	13
Prior	7
Total personal loans	$118

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below for each class of loan receivables (dollars in millions):(1)

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At June 30, 2023
Credit card loans	$1,420	$1,269	$2,689	$1,192	$255
Other loans
Private student loans	163	55	218	55	8
Personal loans	67	24	91	23	8
Other loans	16	13	29	2	27
Total other loans	246	92	338	80	43
Total loan receivables	$1,666	$1,361	$3,027	$1,272	$298

At December 31, 2022
Credit card loans	$1,250	$1,028	$2,278	$1,003	$176
Other loans
Private student loans	167	45	212	45	8
Personal loans	47	16	63	16	7
Other loans	13	12	25	1	23
Total other loans	227	73	300	62	38
Total loan receivables	$1,477	$1,101	$2,578	$1,065	$214

(1)The payment status of both modified and unmodified loans is included in this table.
(2)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $10 million and $5 million for the three months ended June 30, 2023 and 2022, respectively, and $18 million and $11 million for the six months ended June 30, 2023 and 2022, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.

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

The following table provides the period-end amortized cost basis, by modification category, of loans to borrowers experiencing financial difficulty that entered a modification program during the period (dollars in millions). Some of the loans presented in the table below may no longer be enrolled in a program at period-end:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,(1)
	2023	2023
Credit card loans(2)(3)
Interest rate reduction	$560	$1,158
Total credit card loans(4)	$560	$1,158
% of total class of financing receivables	0.60%	1.23%

Private student loans(2)
Payment delay(5)	$20	$22
Interest rate reduction and payment delay(5)	21	50
Total private student loans(4)	$41	$72
% of total class of financing receivables	0.40%	0.70%

Personal loans(2)
Payment delay(5)	$3	$4
Term extension(6)	8	16
Interest rate reduction and payment delay(5)	16	29
Interest rate reduction and term extension(6)	8	14
Total personal loans(2)	$35	$63
% of total class of financing receivables	0.38%	0.69%

(1)    The current quarter-to-date enrollment figures, when aggregated with previously disclosed quarter-to-date amounts, will not equal the year-to-date amounts in this table because all year-to-date enrollments are presented using the current period-end amortized cost basis.
(2)    Accrued interest receivable (including unbilled accrued interest receivable for credit card loans) on modified loans to borrowers experiencing financial difficulty, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was immaterial at June 30, 2023.
(3)    Accounts that entered a credit card loan modification program include $113 million and $231 million that were converted from revolving line-of-credit arrangements to term loans during the three and six months ended June 30, 2023, respectively.
(4)    For settlements, the amortized cost basis is zero at period-end and therefore there is no amount reported for principal forgiveness in the table above. See financial effects table below for principal forgiveness to borrowers experiencing financial difficulty.
(5)    The Company defines a payment delay as a temporary reduction in payments below the original contractually required payment amounts (e.g., interest only payments). The Company's credit card loan modification programs do not result in an other than insignificant delay in payment.
(6)    The Company defines term extensions as only those modifications for which the maturity date is extended beyond the original contractual maturity date by virtue of a change in terms other than a payment delay as defined above. Modifications to credit card loans are not considered term extensions because credit card loans do not have a fixed repayment term.

The only non-cancellable commitments the Company has to lend additional funds to borrowers experiencing financial difficulty relate to certain private student loans. As of June 30, 2023, the amount of such commitments associated with loans modified during the periods presented was immaterial.

The following table provides information on the financial effects of loan modifications to borrowers experiencing financial difficulty, by modification type, made during the period (dollars in millions):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
Credit card loans
Weighted-average interest rate reduction	13.80%	13.58%
Principal forgiven	$46	$46
Interest and fees forgiven(1)	$35	$47

Private student loans
Weighted-average interest rate reduction	8.55%	8.26%
Payment delay duration (in months)(2)	6 to 12	6 to 12
Principal forgiven	$—	$—

Personal loans
Weighted-average interest rate reduction	12.01%	11.80%
Weighted-average term extension (in months)	39	38
Payment delay duration (in months)(2)	6 to 12	6 to 12
Principal forgiven	$—	$—

(1)     Represents the amount of interest and fees forgiven resulting from accounts entering into a credit card loan modification program and pre-charge off settlements. Interest and fees forgiven are reversed against the respective line items in the consolidated statements of income.
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

The following table presents the payment status and period-end amortized cost basis, by class of loan receivable, of loans that were modified on or after January 1, 2023 to borrowers experiencing financial difficulty (dollars in millions):(1)

	Current	30-89 Days Delinquent	90 or More Days Delinquent
At June 30, 2023
Credit card loans	$931	$115	$112
Private student loans	66	5	1
Personal loans	53	7	3
Total	$1,050	$127	$116

(1)    This table includes any loan that entered a modification program during the period without regard to whether it remained in a modification program as of the reporting date.

The period-end amortized cost basis of credit cards loans modified, on or after January 1, 2023 to borrowers experiencing financial difficulty which subsequently defaulted was $73 million and $84 million for the three and six months ended June 30, 2023, respectively. The period-end amortized cost basis of private student loans and personal loans modified on or after January 1, 2023 to borrowers experiencing financial difficulty which subsequently defaulted was immaterial for the three and six months ended June 30, 2023. For purposes of this disclosure, a loan is considered to be defaulted when it is 60 days or more delinquent at month end and has advanced two stages of delinquency subsequent to modification. Loans that entered a modification program in any stage of delinquency but did not experience a further payment default are included in the aging table above but are not counted as defaulted for purposes of this disclosure.

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
To evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the three and six months ended June 30, 2022, the Company quantified the amount by which interest and fees were reduced during the periods. During the three and six months ended June 30, 2022, the Company forgave approximately $6 million and $13 million of interest and fees resulting from accounts entering into a credit card loan TDR program.
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	49,341	$313	103,852	$657
Private student loans	1,523	$29	3,278	$60
Personal loans	1,603	$22	2,762	$37

(1)Accounts that entered a credit card TDR program include $71 million and $146 million that were converted from revolving line-of-credit arrangements to term loans during the three and six months ended June 30, 2022, respectively.
The following table presents the carrying value of loans that experienced a default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	5,703	$28	10,238	$51
Private student loans(3)	161	$3	267	$5
Personal loans(2)	275	$4	536	$7

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
Of the account balances that defaulted as shown above for the three months ended June 30, 2022, approximately 62%, and for the six months ended June 30, 2022, approximately 63%, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For the three and six months ended June 30, 2022, for accounts that had defaulted from a TDR program and had not been subsequently charged off, the balances were included in the allowance for credit loss analysis.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2023	December 31, 2022
Restricted cash	$31	$33

Investors' interests held by third-party investors	11,275	10,200
Investors' interests held by wholly-owned subsidiaries of Discover Bank	2,997	3,341
Seller's interest	10,732	12,220
Loan receivables(1)	25,004	25,761
Allowance for credit losses allocated to securitized loan receivables(1)	(1,109)	(1,152)
Net loan receivables	23,895	24,609
Other assets	2	2
Carrying value of assets of consolidated variable interest entities	$23,928	$24,644

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of June 30, 2023, no economic or other early amortization events have occurred.
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

Private Student Loan Securitization Activities
The Company's private student loan trust receivables reported in loan receivables and the related debt issued by the trust reported in long-term borrowings were immaterial as of June 30, 2023 and December 31, 2022. The amounts are included, together with amounts related to the Company's credit card securitizations, in the supplemental information about assets and liabilities of consolidated variable interest entities, which is presented with the Company's condensed consolidated statements of financial condition.
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
Customer deposits held with Discover Bank are currently insured for up to $250,000 per account holder through the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2023 and December 31, 2022, the Company had approximately $5.3 billion and $8.9 billion of uninsured deposits, respectively. The decrease in uninsured deposits reported was primarily driven by leveraging technological capabilities, beginning in the first quarter of 2023, enabling improved application of deposit account ownership attributes in deriving this amount. The amounts of uninsured deposits above were estimated based on the same methodologies and assumptions used for Discover Bank’s regulatory reporting at each respective balance sheet date.
The following table summarizes certificates of deposits maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

At June 30, 2023
2023	$10,661
2024	15,578
2025	4,097
2026	2,951
2027	3,871
Thereafter	2,174
Total	$39,332

6.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	June 30, 2023				December 31, 2022
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2024-2026	0.58% - 5.03%	3.17%	$9,917	$8,401
Floating-rate asset-backed securities(2)	2023-2024	5.58% - 5.79%	5.74%	1,225	1,774
Total Discover Card Master Trust I and Discover Card Execution Note Trust				11,142	10,175

Floating-rate asset-backed security(3)(4)	2031	9.25%	9.25%	74	84
Total private student loan securitization trust				74	84
Total long-term borrowings - owed to securitization investors				11,216	10,259

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2024-2032	3.75% - 6.70%	4.68%	3,334	3,333
Fixed-rate retail notes	2023-2031	2.85% - 4.40%	3.77%	152	154

Discover Bank
Fixed-rate senior bank notes(1)	2023-2030	2.45% - 4.65%	3.68%	4,552	5,348
Fixed-rate subordinated bank notes(1)(5)	2028	4.68%	4.68%	497	489
Floating-rate Federal Home Loan Bank advance(6)	2023	5.29%	5.29%	525	525
Total long-term borrowings				$20,276	$20,108

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the applicable benchmark interest rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 15: Derivatives and Hedging Activities.
(2)DCENT floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month LIBOR + 39 to 60 basis points as of June 30, 2023.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of June 30, 2023.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
(5)The fixed-rate subordinated bank notes include a rate reset on August 9, 2023, to the 5-year SOFR spread-adjusted swap rate + 173 basis points.
(6)The floating-rate Federal Home Loan Bank (“FHLB”) advance includes the following interest rate term: SOFR + 23 basis points as of June 30, 2023.
The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

June 30, 2023
2023	$1,837
2024	3,727
2025	6,098
2026	4,867
2027	1,000
Thereafter	2,747
Total	$20,276

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of June 30, 2023, the Company had total committed borrowing capacity of $2.9 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised solely of a $525 million long-term advance. As of December 31, 2022, the Company had total committed borrowing capacity of $2.2 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised solely of a $525 million long-term advance. These advances are presented as short- or long-term borrowings on the condensed consolidated statements of financial condition as appropriate.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2023 and December 31, 2022, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2024 and 2025. Borrowings outstanding under each facility bear interest at a margin above the Term Secured Overnight Financing Rate ("SOFR") or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
7.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at June 30, 2023 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at June 30, 2023	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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

8.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") were as follows (dollars in millions):

	Unrealized (Losses) Gains on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended June 30, 2023
Balance at March 31, 2023	$(44)	$(2)	$(189)	$(235)
Net change	(151)	(84)	—	(235)
Balance at June 30, 2023	$(195)	$(86)	$(189)	$(470)

For the Three Months Ended June 30, 2022
Balance at March 31, 2022	$(7)	$(7)	$(199)	$(213)
Net change	(41)	3	—	(38)
Balance at June 30, 2022	$(48)	$(4)	$(199)	$(251)

For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)
Net change	(59)	(72)	—	(131)
Balance at June 30, 2023	$(195)	$(86)	$(189)	$(470)

For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)
Net change	(162)	5	—	(157)
Balance at June 30, 2022	$(48)	$(4)	$(199)	$(251)

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended June 30, 2023
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(199)	$48	$(151)
Net change	$(199)	$48	$(151)
Cash Flow Hedges
Net unrealized losses arising during the period	$(127)	$31	$(96)
Amounts reclassified from AOCI	16	(4)	12
Net change	$(111)	$27	$(84)

For the Three Months Ended June 30, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(53)	$12	$(41)
Net change	$(53)	$12	$(41)
Cash Flow Hedges
Net unrealized gains arising during the period	$3	$(1)	$2
Amounts reclassified from AOCI	1	—	1
Net change	$4	$(1)	$3

For the Six Months Ended June 30, 2023
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(77)	$18	$(59)
Net change	$(77)	$18	$(59)
Cash Flow Hedges
Net unrealized losses arising during the period	$(117)	$29	$(88)
Amounts reclassified from AOCI	21	(5)	16
Net change	$(96)	$24	$(72)

For the Six Months Ended June 30, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(213)	$51	$(162)
Net change	$(213)	$51	$(162)
Cash Flow Hedges
Net unrealized gains arising during the period	$2	$(1)	$1
Amounts reclassified from AOCI	2	2	4
Net change	$4	$1	$5

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Income before income taxes	$1,169	$1,441	$2,426	$3,048
Income tax expense	$268	$338	$557	$712
Effective income tax rate	23.0%	23.5%	23.0%	23.4%

The Company is subject to examination by the Internal Revenue Service and tax authorities in various state, local and foreign tax jurisdictions. The Company's federal income tax filings are open to examinations for the tax years ended December 31, 2019 and forward. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. At this time, the potential change in unrecognized tax benefits is expected to be immaterial over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income	$901	$1,103	$1,869	$2,336
Preferred stock dividends	—	—	(31)	(31)
Net income available to common stockholders	901	1,103	1,838	2,305
Income allocated to participating securities	(6)	(6)	(12)	(12)
Net income allocated to common stockholders	$895	$1,097	$1,826	$2,293
Denominator
Weighted-average shares of common stock outstanding	253	279	257	282
Weighted-average shares of common stock outstanding and common stock equivalents	253	279	257	282

Basic earnings per common share	$3.54	$3.93	$7.09	$8.13
Diluted earnings per common share	$3.54	$3.93	$7.09	$8.12

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three or six months ended June 30, 2023 and 2022.

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
As of June 30, 2023 and December 31, 2022, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized", DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
June 30, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,215	14.3%	$9,659	≥8.0%	$12,073	≥10.0%
Discover Bank	$16,444	13.8%	$9,532	≥8.0%	$11,915	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,144	12.5%	$7,244	≥6.0%	$7,244	≥6.0%
Discover Bank	$13,543	11.4%	$7,149	≥6.0%	$9,532	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,144	11.1%	$5,458	≥4.0%	N/A	N/A
Discover Bank	$13,543	10.1%	$5,377	≥4.0%	$6,722	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,088	11.7%	$5,433	≥4.5%	N/A	N/A
Discover Bank	$13,543	11.4%	$5,362	≥4.5%	$7,745	≥6.5%

December 31, 2022
Total capital (to risk-weighted assets)
Discover Financial Services(3)	$18,004	15.8%	$9,139	≥8.0%	$11,424	≥10.0%
Discover Bank	$16,579	14.7%	$9,015	≥8.0%	$11,268	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services(3)	$16,039	14.0%	$6,854	≥6.0%	$6,854	≥6.0%
Discover Bank	$13,683	12.1%	$6,761	≥6.0%	$9,015	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services(3)	$16,039	12.5%	$5,147	≥4.0%	N/A	N/A
Discover Bank	$13,683	10.8%	$5,086	≥4.0%	$6,357	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services(3)	$14,983	13.1%	$5,141	≥4.5%	N/A	N/A
Discover Bank	$13,683	12.1%	$5,071	≥4.5%	$7,324	≥6.5%

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
(3)Capital amounts and ratios have been updated to reflect the impact of the restatement described in Note 18: Immaterial Restatement of Prior Period Financial Statements.
12.    Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company's commitments, contingencies and guarantee relationships are described below.
Commitments
Unused Credit Arrangements
At June 30, 2023, the Company had unused credit arrangements for loans of approximately $229.9 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
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

The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $90 million as of June 30, 2023.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of June 30, 2023, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2023 and 2022.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Aggregate sales transaction volume(1)	$65,850	$65,586	$126,683	$122,739

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2023 and December 31, 2022. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of June 30, 2023 and December 31, 2022, the Company had escrow deposits and settlement withholdings of $10 million and $11 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.

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
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement-related expenses were immaterial for the three and six months ended June 30, 2023 and 2022.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $160 million as of June 30, 2023. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
In July 2023, the Company received a proposed consent order from the FDIC in connection with consumer compliance. This proposed consent order does not include the card product misclassification issue described below.
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
Card Product Misclassification
Beginning around mid-2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. Incremental revenue resulting from this card product misclassification amounted to less than 1% of the Company's cumulative discount and interchange revenue, gross, since that time. The misclassification affected pricing for certain merchants and merchant acquirers, but not for cardholders. As of June 30, 2023, the Company’s consolidated financial statements reflect a liability of $365 million within accrued expenses and other liabilities to provide refunds to merchants and merchant acquirers as a result of the card product misclassification.
Management is taking actions to correct the card product misclassification going forward and to prepare a program to compensate affected direct merchants and merchant acquirers. It is not possible to know with certainty the final amount of potential refunds at this time given differences in individual merchant agreements, changes in network terms and availability of historical data. Regulators may require refunds or other remediation that may result in other charges or an amount different than the Company’s current estimate. An investigation into this issue by an external law firm working at the direction of the Audit Committee of the Board of Directors is ongoing.
The Company is in discussions with its regulators regarding this matter and corporate governance and risk management. The Company expects these discussions will likely result in enforcement actions, which may include, among other remedies, monetary penalties, the amount of which cannot be estimated at this time.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2023
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$12,706	$8	$—	$12,714
Residential mortgage-backed securities - Agency	—	507	—	507
Available-for-sale investment securities	$12,706	$515	$—	$13,221

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Marketable equity securities	$33	$—	$—	$33
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

Balance at December 31, 2022
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$11,416	$7	$—	$11,423
Residential mortgage-backed securities - Agency	—	564	—	564
Available-for-sale investment securities	$11,416	$571	$—	$11,987

Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Fair value - Net income
Marketable equity securities	$41	$—	$—	$41

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$3	$—	$3

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

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
At June 30, 2023, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $531 million, a weighted-average coupon of 4.07% and a weighted-average remaining maturity of four years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets during the three and six months ended June 30, 2023 and 2022.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$224	$—	$224	$245
Held-to-maturity investment securities	$—	$224	$—	$224	$245

Net loan receivables	$—	$—	$116,379	$116,379	$109,842

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,605	$—	$—	$8,605	$8,605
Restricted cash	$39	$—	$—	$39	$39
Accrued interest receivables(2)	$—	$1,289	$—	$1,289	$1,289

Liabilities
Amortized cost
Time deposits(3)	$—	$39,075	$—	$39,075	$39,332

Long-term borrowings - owed to securitization investors	$—	$10,903	$74	$10,977	$11,216
Other long-term borrowings	—	8,613	—	8,613	9,060
Long-term borrowings	$—	$19,516	$74	$19,590	$20,276

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$361	$—	$361	$361

Balance at December 31, 2022
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$199	$—	$199	$221
Held-to-maturity investment securities	$—	$199	$—	$199	$221

Net loan receivables	$—	$—	$110,796	$110,796	$104,746

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,856	$—	$—	$8,856	$8,856
Restricted cash	$41	$—	$—	$41	$41
Accrued interest receivables(2)	$—	$1,211	$—	$1,211	$1,211

Liabilities
Amortized cost
Time deposits(3)	$—	$32,710	$—	$32,710	$33,070

Long-term borrowings - owed to securitization investors	$—	$9,862	$84	$9,946	$10,259
Other long-term borrowings	—	9,468	—	9,468	9,849
Long-term borrowings	$—	$19,330	$84	$19,414	$20,108

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$308	$—	$308	$308

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). At June 30, 2023 and December 31, 2022, the Company's outstanding cash flow hedges primarily relate to interest receipts from credit card receivables and had an initial maximum period of four years and three years, respectively.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at June 30, 2023, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company's then outstanding credit card receivables and certain floating-rate debt, respectively. During the next 12 months, the Company estimates it will reclassify $110 million into pretax earnings related to its cash flow hedges.
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
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	June 30, 2023				December 31, 2022
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$8,900	15	$2	$—	$5,000	$1	$3
Interest rate swaps—fair value hedge	$7,750	9	2	—	$4,425	—	2
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$26	7	—	—	$25	—	—
Total gross derivative assets/liabilities(2)			4	—		1	5
Less: collateral held/posted(3)			—	—		—	(5)
Total net derivative assets/liabilities			$4	$—		$1	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 2 million as of June 30, 2023, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 2 million as of December 31, 2022.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At June 30, 2023 and December 31, 2022, the Company had one outstanding contract with a total notional amount of $16 million and $48 million, respectively, and immaterial fair values.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$7,615	$(100)	$4,386	$(3)

(1)The balance includes $18 million and $28 million of cumulative hedging adjustments related to discontinued hedging relationships as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense
	Long-Term Borrowings	Interest Income (Credit Card)	Other Income
For the Three Months Ended June 30, 2023
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(208)	$3,466	$28

The effects of cash flow and fair value hedging
Gains (losses) on fair value hedging relationships
Amounts reclassified from OCI into earnings	$2	$(18)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$122	$—	$—
Losses on interest rate swaps	(149)	—	—
Total losses on fair value hedging relationships	$(27)	$—	$—

For the Three Months Ended June 30, 2022
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(131)	$2,424	$21

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(1)	$—	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$22	$—	$—
Losses on interest rate swaps	(18)	—	—
Total gains on fair value hedging relationships	$4	$—	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense	Interest Income (Credit Card)
	Long-Term Borrowings		Other Income
For the Six Months Ended June 30, 2023
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(397)	$6,787	$50

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$4	$(25)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$87	$—	$—
Losses on interest rate swaps	(128)	—	—
Total losses on fair value hedging relationships	$(41)	$—	$—

For the Six Months Ended June 30, 2022
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(248)	$4,692	$45

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(2)	$—	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$69	$—	$—
Losses on interest rate swaps	(50)	—	—
Total gains on fair value hedging relationships	$19	$—	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended June 30, 2023
Interest income
Credit card loans	$3,466	$—	$3,466
Private student loans	255	—	255
Personal loans	278	—	278
Other loans	73	—	73
Other interest income	218	—	218
Total interest income	4,290	—	4,290
Interest expense	1,113	—	1,113
Net interest income	3,177	—	3,177
Provision for credit losses	1,305	—	1,305
Other income	586	115	701
Other expense	1,359	45	1,404
Income before income taxes	$1,099	$70	$1,169

For the Three Months Ended June 30, 2022
Interest income
Credit card loans	$2,424	$—	$2,424
Private student loans	196	—	196
Personal loans	206	—	206
Other loans	37	—	37
Other interest income	52	—	52
Total interest income	2,915	—	2,915
Interest expense	305	—	305
Net interest income	2,610	—	2,610
Provision for credit losses	549	—	549
Other income	546	57	603
Other expense	1,186	37	1,223
Income before income taxes	$1,421	$20	$1,441

	Digital Banking	Payment Services	Total
For the Six Months Ended June 30, 2023
Interest income
Credit card loans	$6,787	$—	$6,787
Private student loans	507	—	507
Personal loans	526	—	526
Other loans	137	—	137
Other interest income	410	—	410
Total interest income	8,367	—	8,367
Interest expense	2,058	—	2,058
Net interest income	6,309	—	6,309
Provision for credit losses	2,407	—	2,407
Other income	1,108	203	1,311
Other expense	2,701	86	2,787
Income before income taxes	$2,309	$117	$2,426

For the Six Months Ended June 30, 2022
Interest income
Credit card loans	$4,692	$—	$4,692
Private student loans	386	—	386
Personal loans	412	—	412
Other loans	69	—	69
Other interest income	92	—	92
Total interest income	5,651	—	5,651
Interest expense	562	—	562
Net interest income	5,089	—	5,089
Provision for credit losses	703	—	703
Other income (loss)	1,021	(6)	1,015
Other expense	2,278	75	2,353
Income (loss) before income taxes	$3,129	$(81)	$3,048

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended June 30, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$349	$21	$370
Protection products revenue	44	—	44
Transaction processing revenue	—	72	72
Other income	7	21	28
Total other income subject to ASC 606(2)	400	114	514
Other income not subject to ASC 606
Loan fee income	186	—	186
Gains on equity investments	—	1	1
Total other income not subject to ASC 606	186	1	187
Total other income by operating segment	$586	$115	$701

For the Three Months Ended June 30, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$359	$20	$379
Protection products revenue	42	—	42
Transaction processing revenue	—	61	61
Other income	3	18	21
Total other income subject to ASC 606(2)	404	99	503
Other income not subject to ASC 606
Loan fee income	142	—	142
Gains (losses) on equity investments	—	(42)	(42)
Total other income (loss) not subject to ASC 606	142	(42)	100
Total other income by operating segment	$546	$57	$603

	Digital Banking	Payment Services	Total
For the Six Months Ended June 30, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$659	$41	$700
Protection products revenue	87	—	87
Transaction processing revenue	—	139	139
Other income	10	40	50
Total other income subject to ASC 606(2)	$756	$220	$976
Other income not subject to ASC 606
Loan fee income	352	—	352
Gains (losses) on equity investments	—	(17)	(17)
Total other income (loss) not subject to ASC 606	352	(17)	335
Total other income by operating segment	$1,108	$203	$1,311

For the Six Months Ended June 30, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$646	$42	$688
Protection products revenue	86	—	86
Transaction processing revenue	—	118	118
Other income	6	39	45
Total other income subject to ASC 606(2)	738	199	937
Other income not subject to ASC 606
Loan fee income	282	—	282
Gains (losses) on equity investments	1	(205)	(204)
Total other income (loss) not subject to ASC 606	283	(205)	78
Total other income (loss) by operating segment	$1,021	$(6)	$1,015

(1)Net of rewards, including Cashback Bonus rewards, of $788 million and $743 million for the three months ended June 30, 2023 and 2022, respectively, and $1.5 billion and $1.4 billion for the six months ended June 30, 2023 and 2022. respectively.
(2)Excludes $3 million and $10 million of deposit product fees that are reported within net interest income for the three and six months ended June 30, 2023, respectively. Deposit product fees were immaterial for the three and six months ended June 30, 2022.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2022.
18.    Immaterial Restatement of Prior Period Financial Statements
Beginning around mid-2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The card product classification impacts the pricing and charging of discount and interchange revenue, which is recorded within discount and interchange revenue, net, on the consolidated statements of income. The Company determined the revenue impact of the incorrect card product classification was immaterial to the consolidated financial statements for all impacted prior periods. For comparative purposes, the Company has made these immaterial corrections to the recognition of discount and interchange revenue, as well as the related impacts to assets, liabilities and retained earnings in the prior periods presented in this Form 10-Q. Assets were impacted by adjustments to deferred tax assets, and liabilities were impacted by an adjustment to the liability for estimated refunds to merchants and merchant acquirers.

The prior period impacts to the Company's consolidated statement of financial condition were as shown below (dollars in millions):

	March 31, 2023			December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Assets
Other Assets	$4,381	$80	$4,461	$4,519	$78	$4,597
Total Assets	$133,061	$80	$133,141	$131,628	$78	$131,706

Liabilities and Stockholders' Equity
Liabilities
Accrued Expenses and other liabilities	$4,843	$335	$5,178	$5,294	$324	$5,618
Total Liabilities	$118,746	$335	$119,081	$117,038	$324	$117,362

Stockholders' Equity
Retained Earnings	$29,292	$(255)	$29,037	$28,453	$(246)	$28,207
Total Stockholders' Equity	$14,315	$(255)	$14,060	$14,590	$(246)	$14,344
Total Liabilities and Stockholders' Equity	$133,061	$80	$133,141	$131,628	$78	$131,706

The prior period impacts to the Company's consolidated statements of income and the related impacts to the consolidated statements of comprehensive income were as shown below (dollars in millions):

	For the Three Months Ended March 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$341	$(11)	$330
Total other income	$621	$(11)	$610

Income before income taxes	$1,268	$(11)	$1,257
Income tax expense	$292	$(3)	$289
Net Income	$976	$(8)	$968
Net income allocated to common stockholders	$939	$(8)	$931
Basic earnings per common share	$3.58	$(0.03)	$3.55
Diluted earnings per common share	$3.58	$(0.03)	$3.55

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$390	$(11)	$379	$710	$(22)	$688
Total other income	$614	$(11)	$603	$1,037	$(22)	$1,015

Income before income taxes	$1,452	$(11)	$1,441	$3,070	$(22)	$3,048
Income tax expense	$341	$(3)	$338	$717	$(5)	$712
Net Income	$1,111	$(8)	$1,103	$2,353	$(17)	$2,336
Net income allocated to common stockholders	$1,105	$(8)	$1,097	$2,309	$(16)	$2,293
Basic earnings per common share	$3.96	$(0.03)	$3.93	$8.19	$(0.06)	$8.13
Diluted earnings per common share	$3.96	$(0.03)	$3.93	$8.18	$(0.06)	$8.12

The prior period impacts to the Company's consolidated statements of changes in stockholders' equity were as shown below (dollars in millions):

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Three Months Ended June 30, 2022
Balance at March 31, 2022	$25,833	$13,433
Net Income	$1,111	$1,111
Balance at June 30, 2022	$26,776	$13,764

Restatement Impacts
For the Three Months Ended June 30, 2022
Balance at March 31, 2022	$(237)	$(237)
Net Income	$(8)	$(8)
Balance at June 30, 2022	$(245)	$(245)

As Restated
For the Three Months Ended June 30, 2022
Balance at March 31, 2022	$25,596	$13,196
Net Income	$1,103	$1,103
Balance at June 30, 2022	$26,531	$13,519

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$24,766	$13,408
Net Income	$2,353	$2,353
Balance at June 30, 2022	$26,776	$13,764

Restatement Impacts
For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$(228)	$(228)
Net Income	$(17)	$(17)
Balance at June 30, 2022	$(245)	$(245)

As Restated
For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$24,538	$13,180
Net Income	$2,336	$2,336
Balance at June 30, 2022	$26,531	$13,519

The prior period impacts to the Company's consolidated statements of cash flows were as follows (dollars in millions):

	For the Three Months Ended March 31, 2023			For the Six Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net Income	$976	$(8)	$968	$2,353	$(17)	$2,336
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(112)	$(3)	$(115)	$(140)	$(5)	$(145)
Changes in assets and liabilities:
(Decrease) increase in accrued expenses and liabilities	$(387)	$11	$(376)	$301	$22	$323
Net cash provided by operating activities	$1,791	$—	$1,791	$3,346	$—	$3,346

19.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2023, and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Quarter Highlights
The highlights below compare results as of and for the three months ended June 30, 2023, against results for the same period in the prior year.
•Net income was $901 million, or $3.54 per diluted share, compared to net income of $1.1 billion, or $3.93 per diluted share, in the prior year.
•Total loans grew $18.6 billion, or 19%, to $117.9 billion.
•Credit card loans grew $14.7 billion, or 19%, to $94.0 billion.
•The net charge-off rate for credit card loans increased 167 basis points to 3.68% and the delinquency rate for credit card loans over 30 days past due increased 110 basis points to 2.86%.
•Direct-to-consumer deposits grew $14.1 billion, or 22%, to $77.3 billion.
•Payment Services transaction volume for the segment was $89.3 billion, up 8%.
Outlook
The outlook below provides our current expectations for our financial results based on market conditions, the regulatory and legal environment and our business strategies.
•We expect continued loan growth driven by recent account growth, moderation in the payment rate and our current expectation of sales trends.
•Based on the current interest rate environment, net interest margin is expected to be relatively flat in comparison to 2022.
•We expect the total net charge-off rate to increase, in comparison to the prior year, driven by continued credit normalization and seasoning of recent vintages.
•Total expenses are expected to increase, driven by investments in acquisition and brand, risk identification, governance and compliance management systems, technology and analytics. We remain committed to managing expenses while continuing to make investments in profitable long-term growth.
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
In June 2022, the Federal Reserve released results of the 2022 Comprehensive Capital Analysis and Review ("CCAR") exercise. Our capital levels demonstrated resiliency under stress, staying well above regulatory minimums. Based on these results, in August 2022, our new SCB was set at 2.5%, the lowest possible requirement. This new SCB is effective October 1, 2022, through September 30, 2023. In accordance with the capital plan rule amendments, we elected not to participate in the 2023 supervisory stress tests. Nevertheless, we submitted to the Federal Reserve on April 5, 2023, a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. On June 28, 2023, the Federal Reserve disclosed preliminary SCB requirements to firms subject to Category IV standards that did not opt-in to this year’s stress test. While the Federal Reserve will not announce final SCB requirements until August 2023, our preliminary SCB is unchanged at 2.5%, the lowest possible requirement.
London Interbank Offered Rate
In July 2017, the UK Financial Conduct Authority ("FCA") announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after 2021. To support a smooth transition away from LIBOR, the Federal Reserve and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee ("ARRC"), a group of private-market participants tasked with facilitating a successful transition from U.S. dollar ("USD") LIBOR to a more robust reference rate. The ARRC identified the Secured Overnight Financing Rate ("SOFR") as its recommended alternative reference rate for USD LIBOR. The ARRC has also established several priorities and milestones to support the use of SOFR and SOFR-based indices, including developing contractual "fallback" language for capital markets and consumer products; providing clarity on legal, tax, accounting and regulatory matters; promoting broad outreach and education efforts around the LIBOR transition; and recommending spread adjustments for SOFR and SOFR-based indices.
In March 2021, the FCA announced the future cessation and loss of representativeness for all LIBOR benchmark settings. Several less frequently referenced USD LIBOR settings ceased publication immediately after December 31, 2021, while commonly referenced USD LIBOR settings ceased publication immediately after June 30, 2023, triggering fallback provisions in many financial contracts that require conversion of the benchmark index from LIBOR to an alternative rate. In July 2021, the ARRC announced its recommendation of forward-looking term rates based on SOFR as additional alternative reference rate options.
The Consumer Financial Protection Bureau ("CFPB") finalized a rule to facilitate transition from LIBOR, which became effective on April 1, 2022. Specifically, this final rule provides guidance on LIBOR replacements and the LIBOR transition for purposes of Regulation Z. We have communicated with the CFPB regarding our plans for the LIBOR transition.
A cross-functional team is overseeing and managing our transition away from the use of LIBOR. This team assesses evolving industry and marketplace norms and conventions for LIBOR-indexed instruments, evaluates the impacts stemming from the future cessation of LIBOR publication and oversees and takes actions to transition our LIBOR exposures to alternative benchmark rates, usually SOFR. At the time of LIBOR publication cessation, our LIBOR exposures were limited to two instruments — variable-rate student loans and capital markets securities.
As of June 30, 2023, LIBOR-indexed variable-rate loans comprised approximately 35% of our private student loan portfolio and approximately 3% of our aggregate loan portfolio. These outstanding student loans indexed to LIBOR will convert to a SOFR index at the first benchmark determination date after June 30, 2023. As of November 2021, we no longer originate new variable-rate student loans indexed to LIBOR. Instead, new originations of such loans are indexed solely to 3-month term SOFR published by the Chicago Mercantile Exchange ("CME").
We ceased entering into new LIBOR-indexed interest rate derivatives in 2018 and have since actively eliminated LIBOR exposures in our derivatives portfolio. During the third quarter of 2021, we terminated our last LIBOR-indexed interest rate swap maturing after June 2023; our last LIBOR-indexed interest rate swap matured in January 2022.

In June 2023, we announced that $1.8 billion of our LIBOR-based capital markets securities would transition to the corresponding tenor for CME term SOFR plus the applicable tenor spread adjustment in a manner consistent with the Adjustable Interest Rate Act ("LIBOR Act") and the Regulation Implementing the LIBOR Act issued by the Board of Governors of the Federal Reserve System ("Regulation ZZ"). The aforementioned transitions will occur with the first setting of the interest rate for each security after June 30, 2023. Approximately $500 million of Discover Bank's subordinated notes have a rate reset in August 2023 that contain fallback provisions that may not be covered under the LIBOR Act or Regulation ZZ. If Discover Bank does not exercise its option to redeem the subordinated notes, and the designated screen page for the benchmark rate is not populated and no successor page is identified, the rate for these securities will be determined by the Fiscal and Paying Agent by reference to a dealer poll, parameters of which are expected to be in accordance with the ARRC's recommended formula.
Consumer Financial Services
The CFPB regulates consumer financial products and services and examines certain providers of consumer financial products and services, including Discover. The CFPB's authority includes rulemaking, supervisory and enforcement powers with respect to federal consumer protection laws; preventing "unfair, deceptive or abusive acts or practices" ("UDAAP") and ensuring that consumers have access to fair and transparent financial products and services. Historically, the CFPB's policy priorities focused on several financial products of the type we offer (e.g., credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions including its biennial review of the consumer credit card market.
The CFPB’s priorities have continued to focus on, among other things, increased enforcement of existing consumer protection laws, with a particular focus on fees charged to consumers, UDAAP, fair lending, student lending and servicing, debt collection and credit reporting. The CFPB has proposed a rule to alter Regulation Z’s late fee standards that includes caps on fees for late payments which could result in increased cardholder delinquencies and credit losses. Additionally, detection of repeat offenders, such as companies that violate a formal court or agency order, has become a priority for the CFPB. Director Chopra, in March 2022, identified, as repeat offenders, several companies that have had multiple enforcement actions, including Discover. The CFPB has recently taken action against financial institutions for violating prior enforcement actions. Enhanced regulatory requirements, potential supervisory findings, or enforcement actions and ratings could negatively impact our ability to implement certain consumer-focused enhancements to product features and functionality and business strategies, limit or change our business practices, limit our consumer product offerings, cause us to invest more management time and resources in compliance efforts or limit our ability to obtain related required regulatory approvals. The additional expense, time and resources needed to comply with ongoing or new regulatory requirements may adversely impact the cost of and access to credit for consumers and results of business operations.

In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding identified private student loan servicing practices. See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government continue to be proposed and enacted to augment consumer data privacy standards, including the capture and use of consumer biometrics. For example, the California Consumer Privacy Act ("CCPA"), which became effective in 2020, created a broad set of privacy rights and remedies modeled in part on the European Union's General Data Protection Regulation. The California Privacy Rights Act ("CPRA"), which became effective on January 1, 2023, amends the CCPA, enhancing consumer privacy protections and creating a new California Privacy Protection Agency ("CPPA"). A California court recently issued an order delaying enforcement of the CPRA regulations from July 1, 2023, until March 29, 2024, although the CPPA may still decide to enforce the provisions of the CCPA, as amended. We continue to evaluate the impact of the CCPA, as well as other federal and state laws, on our businesses and other providers of consumer financial services.
Environmental, Social and Governance Matters
Environmental, social and governance ("ESG") issues, including climate change, human capital and governance practices, are a significant area of focus by lawmakers at the state and federal levels, regulatory agencies, shareholders and other stakeholders. Legislation and rulemakings have been proposed or recently issued, including those to require disclosure of climate, cybersecurity and other ESG metrics and risk. The potential impact to us of these legislative and regulatory developments is uncertain at this time.

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
The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Digital Banking
Interest income
Credit card loans	$3,466	$2,424	$6,787	$4,692
Private student loans	255	196	507	386
Personal loans	278	206	526	412
Other loans	73	37	137	69
Other interest income	218	52	410	92
Total interest income	4,290	2,915	8,367	5,651
Interest expense	1,113	305	2,058	562
Net interest income	3,177	2,610	6,309	5,089
Provision for credit losses	1,305	549	2,407	703
Other income	586	546	1,108	1,021
Other expense	1,359	1,186	2,701	2,278
Income before income taxes	1,099	1,421	2,309	3,129
Payment Services
Other income (loss)	115	57	203	(6)
Other expense	45	37	86	75
Income (loss) before income taxes	70	20	117	(81)
Total income before income taxes	$1,169	$1,441	$2,426	$3,048

The following table presents information on transaction volume (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Network Transaction Volume
PULSE Network	$69,008	$62,992	$134,276	$122,828
Network Partners	10,408	11,532	21,036	22,215
Diners Club(1)	9,897	8,381	19,108	15,557
Total Payment Services	89,313	82,905	174,420	160,600
Discover Network — Proprietary(2)	57,099	55,838	108,925	103,967
Total Network Transaction Volume	$146,412	$138,743	$283,345	$264,567
Transactions Processed on Networks
Discover Network	$940	$916	$1,790	$1,747
PULSE Network	1,761	1,524	3,386	2,923
Total Transaction Processed on Networks	$2,701	$2,440	$5,176	$4,670
Credit Card Volume
Discover Card Volume(3)	$58,774	$57,384	$112,903	$106,763
Discover Card Sales Volume(4)	$55,229	$53,860	$105,817	$100,189

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
Digital Banking
Our Digital Banking segment reported pretax income of $1.1 billion and $2.3 billion, respectively, for the three and six months ended June 30, 2023, as compared to $1.4 billion and $3.1 billion, respectively, for the three and six months ended June 30, 2022.
Net interest income increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily driven by a higher yield on loans and a higher average level of loan receivables, partially offset by higher funding costs. Interest income increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to higher market rates and a higher average level of loan receivables. Interest expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to higher funding costs driven by higher market rates and a larger funding base.
For the three and six months ended June 30, 2023, the provision for credit losses increased as compared to the same periods in 2022, primarily driven by loan growth and credit normalization. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income for the Digital Banking segment increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to an increase in loan fee income driven by a higher volume of late payments.
Total other expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to increases in employee compensation and benefits, professional fees, other expense and information processing and communication. The increase in employee compensation and benefits was driven primarily by higher headcount. Professional fees increased primarily due to increased consulting supporting consumer compliance initiatives and investments in technology. Other expense increased due to higher legal reserves. The increase in information processing and communications was driven primarily from software write-downs. The total expense increase for the six months ended June 30, 2023, was also driven by an increase in marketing and business development due primarily from growth investments in consumer banking products.
Discover card sales volume was $55.2 billion and $105.8 billion, respectively, for the three and six months ended June 30, 2023, which was an increase of 2.5% and 5.6%, respectively, as compared to the same periods in 2022. This volume growth was primarily driven by higher consumer spending.

Payment Services
Our Payment Services segment reported pretax income of $70 million and $117 million, respectively, for the three and six months ended June 30, 2023, as compared to pretax income of $20 million and a pretax loss of $81 million, respectively, for the same periods in 2022. The increase in segment pretax income was primarily due to the losses on equity investments in the prior periods, which were the result of larger mark-to-market adjustments for equity investments measured at fair value.
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
Allowance for Credit Losses
The allowance for credit losses was $8.1 billion at June 30, 2023, which reflects a $373 million build from the amount of the allowance for credit losses at March 31, 2023. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
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
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we measured the impact of altering the weighting of macroeconomic scenarios used in our loss forecast. Our allowance for credit losses would increase by approximately $458 million at June 30, 2023 if we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect continued inflationary pressures, including persistent supply-chain disruptions and the influence of geopolitical events, as well as high interest rates and reduced credit availability.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2023 vs. 2022 Increase (Decrease)		For the Six Months Ended June 30,		2023 vs. 2022 Increase (Decrease)
	2023	2022	$	%	2023	2022	$	%
Interest income	$4,290	$2,915	$1,375	47%	$8,367	$5,651	$2,716	48%
Interest expense	1,113	305	808	265%	2,058	562	1,496	266%
Net interest income	3,177	2,610	567	22%	6,309	5,089	1,220	24%
Provision for credit losses	1,305	549	756	138%	2,407	703	1,704	242%
Net interest income after provision for credit losses	1,872	2,061	(189)	(9)%	3,902	4,386	(484)	(11)%
Other income	701	603	98	16%	1,311	1,015	296	29%
Other expense	1,404	1,223	181	15%	2,787	2,353	434	18%
Income before income taxes	1,169	1,441	(272)	(19)%	2,426	3,048	(622)	(20)%
Income tax expense	268	338	(70)	(21)%	557	712	(155)	(22)%
Net income	$901	$1,103	$(202)	(18)%	$1,869	$2,336	$(467)	(20)%
Net income allocated to common stockholders	$895	$1,097	$(202)	(18)%	$1,826	$2,293	$(467)	(20)%

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
Net interest income increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily driven by a higher yield on loans and a higher average level of loan receivables, partially offset by higher funding costs. Interest income increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to higher market rates and a higher average level of loan receivables. Interest expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to higher funding costs driven by higher market rates and a larger funding base.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended June 30,
	2023			2022
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$8,664	5.11%	$110	$8,629	0.88%	$19
Restricted cash	75	10.27%	2	40	0.41%	NM
Investment securities	12,587	3.38%	106	5,780	2.29%	33
Loan receivables(1)
Credit card loans(2)(3)	91,825	15.14%	3,466	75,917	12.81%	2,424
Private student loans	10,343	9.87%	255	10,164	7.74%	196
Personal loans	8,744	12.72%	278	6,981	11.84%	206
Other	4,347	6.81%	73	2,674	5.47%	37
Total loan receivables	115,259	14.17%	4,072	95,736	12.00%	2,863
Total interest-earning assets	136,585	12.60%	4,290	110,185	10.61%	2,915
Allowance for credit losses	(7,691)			(6,644)
Other assets	6,668			5,874
Total assets(4)	$135,562			$109,415
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$37,424	3.68%	$344	$20,054	1.62%	$81
Money market deposits	8,282	4.08%	84	8,326	0.89%	19
Other interest-bearing savings deposits	49,686	3.85%	477	43,546	0.68%	74
Total interest-bearing deposits	95,392	3.80%	905	71,926	0.97%	174
Borrowings
Short-term borrowings	2	5.22%	NM	141	0.95%	NM
Securitized borrowings(5)(6)(7)	10,214	4.24%	108	8,262	1.87%	39
Other long-term borrowings(6)(7)(8)	9,068	4.44%	100	9,184	4.02%	92
Total borrowings	19,284	4.33%	208	17,587	2.99%	131
Total interest-bearing liabilities	114,676	3.89%	1,113	89,513	1.36%	305
Other liabilities and stockholders' equity(9)	20,886			19,902
Total liabilities and stockholders' equity	$135,562			$109,415
Net interest income			$3,177			$2,610
Net interest margin(10)		11.06%			10.94%
Net yield on interest-earning assets(11)		9.33%			9.50%
Interest rate spread(12)		8.71%			9.25%

	For the Six Months Ended June 30,
	2023			2022
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$8,007	4.90%	$195	$8,574	0.54%	$23
Restricted cash	330	5.33%	8	405	0.04%	NM
Investment securities	12,412	3.37%	207	6,142	2.26%	69
Loan receivables(1)
Credit card loans(2)(3)	90,649	15.10%	6,787	74,487	12.70%	4,692
Private student loans	10,444	9.77%	507	10,272	7.58%	386
Personal loans	8,451	12.54%	526	6,945	11.96%	412
Other	4,119	6.73%	137	2,517	5.53%	69
Total loan receivables	113,663	14.12%	7,957	94,221	11.90%	5,559
Total interest-earning assets	134,412	12.55%	8,367	109,342	10.42%	5,651
Allowance for credit losses	(7,500)			(6,730)
Other assets	6,582			6,060
Total assets(4)	$133,494			$108,672
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$35,321	3.44%	603	$19,989	1.57%	156
Money market deposits	8,524	3.92%	166	8,267	0.74%	30
Other interest-bearing savings deposits	49,472	3.63%	892	43,020	0.59%	127
Total interest-bearing deposits	93,317	3.59%	1,661	71,276	0.89%	313
Borrowings
Short-term borrowings	1	5.22%	NM	402	0.58%	1
Securitized borrowings(5)(6)(7)	9,942	3.96%	195	8,002	1.58%	63
Other long-term borrowings(6)(7)(8)	9,219	4.42%	202	9,307	4.01%	185
Total borrowings	19,162	4.18%	397	17,711	2.83%	249
Total interest-bearing liabilities	112,479	3.69%	2,058	88,987	1.27%	562
Other liabilities and stockholders’ equity(9)	21,015			19,686
Total liabilities and stockholders’ equity	$133,494			$108,673
Net interest income			$6,309			$5,089
Net interest margin(10)		11.19%			10.89%
Net yield on interest-earning assets(11)		9.47%			9.39%
Interest rate spread(12)		8.86%			9.15%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $110 million and $86 million of amortization of balance transfer fees for the three months ended June 30, 2023 and 2022, respectively, and $215 million and $162 million for the six months ended June 30, 2023 and 2022, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the three and six months ended June 30, 2023 and 2022.
(4)The return on average assets, based on net income, was 0.66% and 1.01% for the three months ended June 30, 2023 and 2022, respectively, and 1.40% and 2.15% for the six months ended June 30, 2023 and 2022, respectively.
(5)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three and six months ended June 30, 2023 and 2022.
(6)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and six months ended June 30, 2023 and 2022.
(7)Includes the impact of terminated derivatives formerly designated as fair value hedges for the three and six months ended June 30, 2023 and 2022.
(8)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three and six months ended June 30, 2023 and 2022.
(9)The return on average stockholders' equity, based on net income, was 26% and 33% for the three months ended June 30, 2023 and 2022, respectively, and 27% and 35% for the six months ended June 30, 2023 and 2022, respectively.
(10)Net interest margin represents net interest income as a percentage of average total loan receivables.
(11)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(12)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	June 30, 2023	December 31, 2022
Credit card loans	$93,955	$90,113
Other loans
Private student loans	10,241	10,308
Personal loans	9,106	7,998
Other loans	4,604	3,701
Total other loans	23,951	22,007
Total loan receivables	117,906	112,120
Allowance for credit losses	(8,064)	(7,374)
Net loan receivables	$109,842	$104,746

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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended June 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2023	$6,135	$872	$622	$62	$7,691
Additions
Provision for credit losses(1)	1,232	9	50	6	1,297
Deductions
Charge-offs	(1,051)	(38)	(64)	—	(1,153)
Recoveries	209	6	14	—	229
Net charge-offs	(842)	(32)	(50)	—	(924)
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064

	For the Three Months Ended June 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2022	$5,120	$870	$613	$44	$6,647
Additions
Provision for credit losses(1)	568	(11)	(20)	2	539
Deductions
Charge-offs	(587)	(33)	(39)	—	(659)
Recoveries	206	6	18	—	230
Net charge-offs	(381)	(27)	(21)	—	(429)
Balance at June 30, 2022	$5,307	$832	$572	$46	$6,757

	For the Six Months Ended June 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(2)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	2,234	69	118	11	2,432
Deductions
Charge-offs	(1,930)	(71)	(118)	—	(2,119)
Recoveries	404	12	29	—	445
Net charge-offs	(1,526)	(59)	(89)	—	(1,674)
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064

	For the Six Months Ended June 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	746	34	(50)	2	732
Deductions
Charge-offs	(1,128)	(57)	(77)	—	(1,262)
Recoveries	416	12	37	—	465
Net charge-offs	(712)	(45)	(40)	—	(797)
Balance at June 30, 2022	$5,307	$832	$572	$46	$6,757

(1)Excludes an $8 million and $10 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended June 30, 2023 and 2022, respectively, and $25 million and $29 million for the six months ended June 30, 2023 and 2022, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.
(2)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2022-02 on January 1, 2023.
The allowance for credit losses was approximately $8.1 billion at June 30, 2023, which reflects a $373 million build over March 31, 2023, and a $690 million build from December 31, 2022. The build in the allowance for credit losses for the three and six months ended June 30, 2023 was primarily driven by loan growth.

The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at June 30, 2023, we used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2023 at 4.0% and peaking at 4.3% in mid 2024 and (ii) 1.56% growth rate in real gross domestic product in 2023.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, such as high consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its federal funds rate target range substantially during 2022 and the first half of 2023 in an effort to slow economic growth and reduce inflation. Most economists and financial market participants expect U.S. economic growth and inflation to slow gradually during 2023 as the economy responds to the lagged effects of tighter monetary policy and credit conditions.
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
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three and six months ended June 30, 2023, the provision for credit losses increased by $758 million and $1.7 billion compared to the same periods in 2022, primarily driven by loan growth and credit normalization.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	$	%	$	%	$	%	$	%
Credit card loans	$842	3.68%	$381	2.01%	$1,526	3.39%	$712	1.93%
Private student loans	$32	1.25%	$27	1.08%	$59	1.15%	$45	0.88%
Personal loans	$50	2.28%	$21	1.21%	$89	2.12%	$40	1.17%

The net charge-offs and net charge-off rate for credit card loans increased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, primarily due to continued credit normalization and the seasoning of vintages from the past two years. The net charge-offs and net charge-off rate for private student and personal loans increased for the three and six months ended June 30, 2023, when compared to the same periods in 2022, primarily due to continued credit normalization.
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

The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, and loan receivables that are not accruing interest regardless of delinquency (dollars in millions):

	June 30, 2023		December 31, 2022
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$2,689	2.86%	$2,278	2.53%
Private student loans	$218	2.13%	$212	2.05%
Personal loans	$91	1.00%	$63	0.80%

Total loan receivables	$3,027	2.57%	$2,578	2.30%

Loans 90 or more days delinquent
Credit card loans	$1,269	1.35%	$1,028	1.14%
Private student loans	$55	0.54%	$45	0.43%
Personal loans	$24	0.26%	$16	0.21%

Total loan receivables	$1,361	1.16%	$1,101	0.98%

Loans not accruing interest	$298	0.25%	$214	0.19%

The 30-day and 90-day delinquency rates for credit card loans at June 30, 2023, increased compared to December 31, 2022, primarily driven by credit normalization and the seasoning of vintages from the past two years. The 30-day and 90-day delinquency rates for private student loans and personal loans at June 30, 2023, increased compared to December 31, 2022, primarily driven by credit normalization.
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2023 vs 2022 (Decrease) Increase		For the Six Months Ended June 30,		2023 vs. 2022 Increase
	2023	2022	$	%	2023	2022	$	%
Discount and interchange revenue, net(1)	$370	$379	$(9)	(2)%	$700	$688	$12	2%
Protection products revenue	44	42	2	5%	87	86	1	1%
Loan fee income	186	142	44	31%	352	282	70	25%
Transaction processing revenue	72	61	11	18%	139	118	21	18%
Gains (losses) on equity investments	1	(42)	43	(102)%	(17)	(204)	187	(92)%
Other income	28	21	7	33%	50	45	5	11%
Total other income	$701	$603	$98	16%	$1,311	$1,015	$296	29%

(1)Net of rewards, including Cashback Bonus rewards, of $788 million and $743 million for the three months ended June 30, 2023 and 2022, respectively, and $1.5 billion and $1.4 billion for the six months ended June 30, 2023 and 2022, respectively.
Total other income increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to the losses on equity investments in the prior periods and an increase in loan fee income. The losses on equity investments in the prior periods were the result of larger mark-to-market adjustments for equity investments measured at fair value. Loan fee income increased primarily due to a higher volume of late payments.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2023 vs. 2022 Increase (Decrease)		For the Six Months Ended June 30,		2023 vs. 2022 Increase (Decrease)
	2023	2022	$	%	2023	2022	$	%
Employee compensation and benefits	$588	$515	$73	14%	$1,213	$1,015	$198	20%
Marketing and business development	268	254	14	6%	509	446	63	14%
Information processing and communications	150	121	29	24%	289	246	43	17%
Professional fees	216	189	27	14%	448	366	82	22%
Premises and equipment	20	24	(4)	(17)%	42	48	(6)	(13)%
Other expense	162	120	42	35%	286	232	54	23%
Total other expense	$1,404	$1,223	$181	15%	$2,787	$2,353	$434	18%

Total other expense increased for the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to increases in employee compensation and benefits, professional fees, other expense and information processing and communication. The increase in employee compensation and benefits was driven primarily by higher headcount. Professional fees increased primarily due to increased consulting supporting consumer compliance initiatives and investments in technology. Other expense increased due to higher legal reserves. The increase in information processing and communications was driven primarily from software write-downs. The total expense increase for the six months ended June 30, 2023, was also driven by an increase in marketing and business development due primarily from growth investments in consumer banking products.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Income before income taxes	$1,169	$1,441	$2,426	$3,048
Income tax expense	$268	$338	$557	$712
Effective income tax rate	23.0%	23.5%	23.0%	23.4%

Liquidity and Capital Resources
Funding and Liquidity
We seek to maintain stable, diversified and cost-effective funding sources and a strong liquidity profile to fund our business and repay or refinance our maturing obligations under normal operating conditions and periods of economic or financial stress. In managing our liquidity risk, we seek to maintain a prudent liability maturity profile and ready access to an ample store of primary and contingency liquidity sources. Our primary funding sources include direct-to-consumer and brokered deposits, public term asset-backed securitizations and other short-term and long-term borrowings. Our primary liquidity sources include a portfolio composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities, as well as secured borrowing capacity through private term asset-backed securitizations and Federal Home Loan Bank ("FHLB") advances. In addition, we have unused borrowing capacity at the Federal Reserve discount window, which provides another source of contingency liquidity.
Funding Sources
Deposits
We obtain deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits"). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. We gather these deposits from retail customers of our bank, many of whom have more than one Discover product. These deposits originate from a large and diverse customer base, and therefore, the majority of these deposit account balances are insured according to the Federal Deposit Insurance Corporation's ("FDIC") insurance limits. Our cost of insuring these deposits is likely to rise as the FDIC recently stated it plans, as required by law, to charge banks a special assessment to cover the cost of losses to the Deposit Insurance Fund incurred after the failure of two domestic banks in March 2023. Brokered deposit products include certificates of deposit and sweep accounts. In accordance with the FDIC final rule on revisions to its brokered deposits regulation, we no longer categorize certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships as brokered for regulatory reporting purposes. At June 30, 2023, we had $77.3 billion of direct-to-consumer deposits and $21.7 billion of brokered deposits, of which there are $79.4 billion of deposit balances due in less than one year and $19.6 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At June 30, 2023, we had $11.3 billion of outstanding public asset-backed securities and $3.0 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended June 30, 2023, the DiscoverSeries three-month rolling average excess spread was 14.45%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization-related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of June 30, 2023, there were $25.0 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three and six months ended June 30, 2023. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.

The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At June 30, 2023	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$11,142	$1,626	$9,516

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
Federal Home Loan Bank Advances
Discover Bank is a member bank of the FHLB of Chicago, one of 11 FHLBs that, along with the Office of Finance, compose the FHLB System. The FHLBs are government-sponsored enterprises of the U.S. ("U.S. GSEs") chartered to improve the availability of funds to support home ownership. As such, senior debt obligations of the FHLBs feature the same credit ratings as U.S. Treasury securities and are considered high-quality liquid assets for bank regulatory purposes. Consequently, the FHLBs benefit from consistent capital market access during nearly all macroeconomic and financial market conditions and low funding costs, which they pass on to their member banks when they borrow advances. Thus, we consider FHLB advances a stable and reliable funding source for Discover Bank for short-term contingency liquidity and long-term asset-liability management.
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At June 30, 2023, we had total committed borrowing capacity of $2.9 billion based on the amount and type of assets pledged, of which $525 million of long-term advances were outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At June 30, 2023	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2024-2032	$3,350
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2023-2031	$153
Discover Bank fixed-rate senior bank notes, maturing 2023-2030	$4,550
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At June 30, 2023, $649 million of interest on our fixed-rate debt is due in less than one year and $1.6 billion of interest is due in one year and thereafter. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for more information on the maturities of our long-term borrowings.

Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At June 30, 2023, there were no outstanding balances in the federal funds market or under repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for any contingency funding needs. At June 30, 2023, we had a total committed capacity of $3.5 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them well ahead of their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of June 30, 2023, Discover Bank had $45.9 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of June 30, 2023, we have no borrowings outstanding under the discount window and reserve this capacity as a source of contingency liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At June 30, 2023, our unused credit arrangements were approximately $229.9 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications and global merchant acceptance, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of June 30, 2023, we have debt obligations, common stock and preferred stock outstanding. Refer to “— Funding Sources” and “— Capital” for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
We assess funding uses and liquidity needs under stressed and normal operating conditions, considering primary uses of funding, such as on-balance sheet loans and contingency uses of funding, such as the need to post additional collateral for derivatives positions. To anticipate funding needs under stress, we conduct liquidity stress tests to assess the impact of idiosyncratic, systemic and hybrid (i.e., idiosyncratic and systemic) scenarios with varying levels of liquidity risk reflecting a range of stress severity. If we determine we have excess cash and cash equivalents above what is required for daily operations, we may invest in highly liquid, unencumbered assets that we expect to be able to convert to cash quickly and with little loss of value using the repo market or other secured borrowing or outright sales.

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
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under stressed and normal operating conditions. In addition to the funding sources discussed in the previous section, we also maintain highly liquid, unencumbered assets in our liquidity portfolio that we expect to be able to convert to cash quickly and with little loss of value using either the repo market or other secured borrowing or outright sales.
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
In addition, we conduct liquidity stress tests regularly and ensure contingency funding is in place to address potential liquidity shortfalls. We evaluate a range of stress scenarios that are designed to follow regulatory requirements, including idiosyncratic, systemic and a combination of such events that could impact funding sources and our ability to meet liquidity needs. These scenarios measure the projected liquidity position at DFS and Discover Bank across a range of periods by comparing estimated contingency funding needs to available contingency liquidity.
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
At June 30, 2023, our liquidity portfolio was composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities issued by U.S. government agencies or U.S. GSEs. These investments, nearly all of which are classified as available-for-sale, are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.
At June 30, 2023, our liquidity portfolio and undrawn credit facilities were $72.7 billion, which was $5.4 billion higher than the balance at December 31, 2022. Our liquidity portfolio and undrawn credit facilities grew primarily as a result of the purchase of U.S. Treasury securities and additional borrowing capacity with the Federal Reserve. During the three and six months ended June 30, 2023, the average balance of our liquidity portfolio was $21.5 billion and $20.5 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	June 30, 2023	December 31, 2022
Liquidity portfolio
Cash and cash equivalents(1)	$7,743	$7,585
Investment securities(2)	13,152	12,213
Total liquidity portfolio	20,895	19,798
Private asset-backed securitizations(3)	3,500	3,500
Federal Home Loan Bank of Chicago	2,372	1,712
Primary liquidity sources	26,767	25,010
Federal Reserve discount window(3)	45,936	42,268
Total liquidity portfolio and undrawn credit facilities	$72,703	$67,278

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $292 million and $97 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2023 and December 31, 2022, respectively.
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
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of risk-weighted assets. For Category IV firms, including DFS, the Federal Reserve calculates each firm's SCB biennially in even-numbered calendar years, and did so in 2022. Based on the results of the 2022 CCAR exercise released by the Federal Reserve, our new SCB was set at 2.5%, the lowest possible requirement, effective October 1, 2022, through September 30, 2023. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year's supervisory stress tests as part of the Federal Reserve's CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm's annual capital plan. On June 28, 2023, the Federal Reserve disclosed preliminary SCB requirements to firms subject to Category IV standards that did not opt-in to this year's stress test. While the Federal Reserve will not announce final SCB requirements until August 2023, our preliminary SCB is unchanged at 2.5%, the lowest possible requirement. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
At June 30, 2023, DFS and Discover Bank met the requirements for "well-capitalized" status under the Federal Reserve's Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At June 30, 2023, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure for different companies.
The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	June 30, 2023	December 31, 2022
Total common stockholders' equity(1)	$12,800	$13,288
Less: goodwill	(255)	(255)
Tangible common equity	$12,545	$13,033

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared the following common stock dividends during 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Share
2023
July 17, 2023	August 24, 2023	September 07, 2023	$0.70
April 17, 2023	May 25, 2023	June 08, 2023	0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$2.00

2022
October 18, 2022	November 23, 2022	December 08, 2022	$0.60
July 20, 2022	August 25, 2022	September 08, 2022	0.60
April 27, 2022	May 26, 2022	June 09, 2022	0.60
January 18, 2022	February 17, 2022	March 03, 2022	0.50
Total common stock dividends			$2.30

Our Board of Directors declared the following Series C preferred stock dividends during 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2023
July 17, 2023	October 13, 2023	October 30, 2023	$27.50
January 17, 2023	April 14, 2023	May 01, 2023	27.50
Total Series C preferred stock dividends			$55.00

2022
July 20, 2022	October 14, 2022	October 31, 2022	$27.50
January 18, 2022	April 15, 2022	May 02, 2022	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2023
July 17, 2023	September 08, 2023	September 25, 2023	$30.625
January 17, 2023	March 08, 2023	March 23, 2023	30.625
Total Series D preferred stock dividends			$61.250

2022
July 20, 2022	September 08, 2022	September 23, 2022	$30.625
January 18, 2022	March 08, 2022	March 23, 2022	30.625
Total Series D preferred stock dividends			$61.250

Our Board of Directors approved a new share repurchase program in April 2023. The new program authorizes up to $2.7 billion of share repurchases through June 30, 2024, and replaced the prior $4.2 billion share repurchase program. If and when we repurchase our shares under the program, we may use various methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. During the three months ended June 30, 2023, we repurchased approximately 6.8 million shares for approximately $700 million. During the six months ended June 30, 2023, we repurchased approximately 18.1 million shares for approximately $1.9 billion.
The amount and size of any future dividends and share repurchases will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors. We have decided to pause share repurchases while an internal review of compliance, risk management and corporate governance is pending. See Note 13: Litigation and Regulatory Matters for additional information on the card product misclassification. The declaration and payment of future dividends and the amount thereof are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary (Discover Bank) can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms may require us to hold more capital or could adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.

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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At June 30, 2023, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Our current short-term interest rate risk position is modestly asset-sensitive and we have taken actions to bring our net interest income sensitivity closer to neutral as the Federal Reserve has slowed its pace of monetary policy tightening and the outlook for near-term U.S. economic growth may be weakening. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities (dollars in millions):

	At June 30, 2023		At December 31, 2022
Basis point change	$	%	$	%
+100	$139	1.05%	$183	1.40%
-100	$(137)	(1.03)%	$(190)	(1.45)%

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
•CME: Chicago Mercantile Exchange
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)
April 1 - 30, 2023
Repurchase program(1)	3,322,300	$100.39	3,322,300	$2,591,568,919
Employee transactions(2)	—	$—	N/A	N/A
May 1 - 31, 2023
Repurchase program(1)	1,898,752	$98.15	1,898,752	$2,405,197,363
Employee transactions(2)	9,314	$99.48	N/A	N/A
June 1 - 30, 2023
Repurchase program(1)	1,595,280	$112.90	1,595,280	$2,225,091,655
Employee transactions(2)	695	$113.41	N/A	N/A

Total
Repurchase program(1)	6,816,332	$102.69	6,816,332	$2,225,091,655
Employee transactions(2)	10,009	$100.45	N/A	N/A

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

Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5.    Other Information
During the period covered by this report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).
Item 6.    Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

10.1	Discover Financial Services 2023 Omnibus Incentive Plan (filed as Annex B to Discover Financial Services' Definitive Proxy Statement on Schedule 14A filed on March 17, 2023 and incorporated herein by reference thereto).

10.2	Form 2023 Special Award Certificate for Restricted Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan.

10.3	Discover Financial Services Severance Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL: (1) Condensed Consolidated Statements of Financial Condition, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Changes in Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL and contained in Exhibit 101.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: July 28, 2023