Form 10-Q
period 2023-09-30
Discover Financial Services
filed 2023-10-26
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2023, there were 250,057,955 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$9,194	$8,856
Restricted cash	39	41
Investment securities (includes available-for-sale securities of $13,079 and $11,987 reported at fair value with associated amortized cost of $13,447 and $12,167 at September 30, 2023 and December 31, 2022, respectively)	13,336	12,208
Loan receivables
Loan receivables	122,676	112,120
Allowance for credit losses	(8,665)	(7,374)
Net loan receivables	114,011	104,746
Premises and equipment, net	1,084	1,003
Goodwill	255	255
Other assets	5,513	4,597
Total assets	$143,432	$131,706
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$102,638	$90,151
Non-interest bearing deposit accounts	1,381	1,485
Total deposits	104,019	91,636
Long-term borrowings	19,467	20,108
Accrued expenses and other liabilities	5,710	5,618
Total liabilities	129,196	117,362
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 570,780,616 and 569,689,007 shares issued at September 30, 2023 and December 31, 2022, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,056	1,056
Additional paid-in capital	4,520	4,468
Retained earnings	30,236	28,207
Accumulated other comprehensive loss	(573)	(339)
Treasury stock, at cost; 320,724,371 and 302,305,216 shares at September 30, 2023 and December 31, 2022, respectively	(21,009)	(19,054)
Total stockholders' equity	14,236	14,344
Total liabilities and stockholders' equity	$143,432	$131,706

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

	September 30, 2023	December 31, 2022
Assets
Restricted cash	$39	$41
Loan receivables	$24,946	$25,937
Allowance for credit losses allocated to securitized loan receivables	$(1,129)	$(1,152)
Other assets	$4	$3
Liabilities
Long-term borrowings	$10,889	$10,259
Accrued expenses and other liabilities	$17	$14

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Credit card loans	$3,726	$2,783	$10,513	$7,475
Other loans	653	476	1,823	1,343
Investment securities	120	35	327	104
Other interest income	111	63	314	86
Total interest income	4,610	3,357	12,977	9,008
Interest expense
Deposits	1,061	345	2,722	658
Short-term borrowings	2	1	2	2
Long-term borrowings	225	168	622	416
Total interest expense	1,288	514	3,346	1,076
Net interest income	3,322	2,843	9,631	7,932
Provision for credit losses	1,702	773	4,109	1,476
Net interest income after provision for credit losses	1,620	2,070	5,522	6,456
Other income
Discount and interchange revenue, net	377	335	1,077	1,023
Protection products revenue	42	42	129	128
Loan fee income	194	168	546	450
Transaction processing revenue	82	65	221	183
Gains (losses) on equity investments	6	(4)	(11)	(208)
Other income	21	19	71	64
Total other income	722	625	2,033	1,640
Other expense
Employee compensation and benefits	575	551	1,788	1,566
Marketing and business development	283	276	792	722
Information processing and communications	149	124	438	370
Professional fees	281	241	729	607
Premises and equipment	22	22	64	70
Other expense	144	154	430	386
Total other expense	1,454	1,368	4,241	3,721
Income before income taxes	888	1,327	3,314	4,375
Income tax expense	205	314	762	1,026
Net income	$683	$1,013	$2,552	$3,349
Net income allocated to common stockholders	$647	$975	$2,473	$3,267
Basic earnings per common share	$2.59	$3.57	$9.70	$11.70
Diluted earnings per common share	$2.59	$3.56	$9.69	$11.69

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$683	$1,013	$2,552	$3,349
Other comprehensive loss, net of tax
Unrealized losses on available-for-sale investment securities, net of tax	(83)	(100)	(142)	(262)
Unrealized (losses) gains on cash flow hedges, net of tax	(20)	(2)	(92)	3
Other comprehensive loss	(103)	(102)	(234)	(259)
Comprehensive income	$580	$911	$2,318	$3,090

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2022
Balance at June 30, 2022	11	$1,056	569,564	$6	$4,417	$26,531	$(251)	$(18,240)	$13,519
Net income	—	—	—	—	—	1,013	—	—	1,013
Other comprehensive loss	—	—	—	—	—	—	(102)	—	(102)
Purchases of treasury stock	—	—	—	—	—	—	—	(212)	(212)
Common stock issued under employee benefit plans	—	—	31	—	2	—	—	—	2
Common stock issued and stock-based compensation expense	—	—	42	—	25	—	—	—	25
Dividends — common stock ($0.60 per share)	—	—	—	—	—	(166)	—	—	(166)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(15)	—	—	(15)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at September 30, 2022	11	$1,056	569,637	$6	$4,444	$27,347	$(353)	$(18,452)	$14,048

For the Three Months Ended September 30, 2023
Balance at June 30, 2023	11	$1,056	570,628	$6	$4,508	$29,761	$(470)	$(21,005)	$13,856
Net income	—	—	—	—	—	683	—	—	683
Other comprehensive loss	—	—	—	—	—	—	(103)	—	(103)
Purchases of treasury stock	—	—	—	—	—	—	—	(4)	(4)
Common stock issued under employee benefit plans	—	—	32	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	121	—	9	—	—	—	9
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(15)	—	—	(15)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at September 30, 2023	11	$1,056	570,781	$6	$4,520	$30,236	$(573)	$(21,009)	$14,236
See Notes to the Condensed Consolidated Financial Statements.

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	11	$1,056	568,831	$6	$4,369	$24,538	$(94)	$(16,695)	$13,180
Net income	—	—	—	—	—	3,349	—	—	3,349
Other comprehensive loss	—	—	—	—	—	—	(259)	—	(259)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,757)	(1,757)
Common stock issued under employee benefit plans	—	—	80	—	7	—	—	—	7
Common stock issued and stock-based compensation expense	—	—	726	—	68	—	—	—	68
Dividends — common stock ($1.70 per share)	—	—	—	—	—	(478)	—	—	(478)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at September 30, 2022	11	$1,056	569,637	$6	$4,444	$27,347	$(353)	$(18,452)	$14,048

For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	11	$1,056	569,689	$6	$4,468	$28,207	$(339)	$(19,054)	$14,344
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income	—	—	—	—	—	2,552	—	—	2,552
Other comprehensive loss	—	—	—	—	—	—	(234)	—	(234)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,955)	(1,955)
Common stock issued under employee benefit plans	—	—	90	—	9	—	—	—	9
Common stock issued and stock-based compensation expense	—	—	1,002	—	43	—	—	—	43
Dividends — common stock ($2.00 per share)	—	—	—	—	—	(513)	—	—	(513)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at September 30, 2023	11	$1,056	570,781	$6	$4,520	$30,236	$(573)	$(21,009)	$14,236

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows provided by operating activities
Net income	$2,552	$3,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,109	1,476
Deferred income taxes	(470)	(317)
Depreciation and amortization	354	424
Amortization of deferred revenues	(335)	(261)
Net losses on investments and other assets	40	246
Other, net	63	73
Changes in assets and liabilities:
Increase in other assets	(436)	(350)
(Decrease) increase in accrued expenses and other liabilities	(190)	325
Net cash provided by operating activities	5,687	4,965

Cash flows provided by (used for) investing activities
Maturities of available-for-sale investment securities	1,431	1,677
Purchases of available-for-sale investment securities	(2,627)	(2,001)
Maturities of held-to-maturity investment securities	12	26
Purchases of held-to-maturity investment securities	(49)	(40)
Net change in principal on loans originated for investment	(13,145)	(12,297)
Proceeds from the sale of other investments	4	325
Purchases of other investments	(60)	(135)
Purchases of premises and equipment	(235)	(178)
Net cash used for investing activities	(14,669)	(12,623)

Cash flows provided by (used for) financing activities
Net change in short-term borrowings	—	(1,750)
Net change in deposits	12,348	10,482
Proceeds from issuance of securitized debt	2,232	4,626
Maturities and repayment of securitized debt	(1,489)	(2,566)
Proceeds from issuance of other long-term borrowings	523	—
Maturities and repayments of other long-term borrowings	(1,808)	(322)
Proceeds from issuance of common stock	9	7
Purchases of treasury stock	(1,937)	(1,757)
Dividends paid on common and preferred stock	(560)	(524)
Net cash provided by financing activities	9,318	8,196
Net increase in cash, cash equivalents and restricted cash	336	538
Cash, cash equivalents and restricted cash, at the beginning of the period	8,897	11,332
Cash, cash equivalents and restricted cash, at the end of the period	$9,233	$11,870

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$9,194	$10,004
Restricted cash	39	1,866
Cash, cash equivalents and restricted cash, at the end of the period	$9,233	$11,870

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
Immaterial Restatement of Prior Period Financial Statements
As reported in the second quarter of 2023, beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The Company determined the revenue impact of the incorrect card product classification was immaterial to the consolidated financial statements for all impacted prior periods. For comparative purposes, the Company has made these corrections to the consolidated financial statements for the prior periods presented in this Form 10-Q. Additionally, prior period amounts in the applicable notes to the consolidated financial statements have been corrected. The impacts of the misclassification and subsequent corrections are contained entirely within the Digital Banking segment. See Note 18: Immaterial Restatement of Prior Period Financial Statements for additional information and quantification of the prior period restatement impacts.

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
2.    Investments
The Company's investment securities consist of the following (dollars in millions):

	September 30, 2023	December 31, 2022
U.S. Treasury(1) and U.S. GSE(2) securities	$12,606	$11,423
Residential mortgage-backed securities - Agency(3)	730	785
Total investment securities	$13,336	$12,208

(1)Includes $285 million and $97 million of U.S. Treasury securities pledged as swap collateral as of September 30, 2023 and December 31, 2022, respectively.
(2)Consists of a security issued by the Federal Home Loan Bank.
(3)Consists of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2023
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$12,942	$—	$(336)	$12,606
Residential mortgage-backed securities - Agency	505	—	(32)	473
Total available-for-sale investment securities	$13,447	$—	$(368)	$13,079
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$257	$—	$(31)	$226
Total held-to-maturity investment securities	$257	$—	$(31)	$226

At December 31, 2022
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$11,580	$21	$(178)	$11,423
Residential mortgage-backed securities - Agency	587	—	(23)	564
Total available-for-sale investment securities	$12,167	$21	$(201)	$11,987
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$221	$—	$(22)	$199
Total held-to-maturity investment securities	$221	$—	$(22)	$199

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
The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2023
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	203	$8,314	$(205)	$4,292	$(131)
Residential mortgage-backed securities - Agency	31	$—	$—	$473	$(32)

At December 31, 2022
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	123	$9,060	$(175)	$106	$(3)
Residential mortgage-backed securities - Agency	34	$559	$(22)	$5	$(1)

There were no proceeds from sales or recognized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2023 and 2022. See Note 8: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2023 and 2022.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At September 30, 2023	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$1,874	$10,747	$321	$—	$12,942
Residential mortgage-backed securities - Agency(1)	1	76	33	395	505
Total available-for-sale investment securities	$1,875	$10,823	$354	$395	$13,447
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$257	$257
Total held-to-maturity investment securities	$—	$—	$—	$257	$257
Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$1,842	$10,449	$315	$—	$12,606
Residential mortgage-backed securities - Agency(1)	1	72	31	369	473
Total available-for-sale investment securities	$1,843	$10,521	$346	$369	$13,079
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$226	$226
Total held-to-maturity investment securities	$—	$—	$—	$226	$226

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.

Other Investments
As a part of the Company's community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the condensed consolidated statements of financial condition. The portion of each investment's operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the condensed consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. As of September 30, 2023 and December 31, 2022, the Company had outstanding investments in these entities of $426 million and $416 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $126 million and $111 million, respectively. Of the above outstanding equity investments, the Company had $395 million and $375 million of investments related to affordable housing projects as of September 30, 2023 and December 31, 2022, respectively, which had $120 million and $100 million of related contingent liabilities for unconditional and legally binding delayed equity contributions, respectively.
The Company holds non-controlling equity positions in several payment services entities and third-party venture capital funds which invest in such entities. Most of the direct investments in such entities are not subject to equity method accounting because the Company does not have significant influence over the investee. The Company's investments in third-party venture capital funds represent limited partnership interests and are accounted for under the equity method. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, these investments are carried at cost minus impairment, if any. As of September 30, 2023 and December 31, 2022, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $34 million and $39 million, respectively.
The Company also holds non-controlling equity positions in payment services entities that have publicly traded stock and therefore have readily determinable fair values. As a result, these investments are carried at fair value based on the quoted share prices. As of September 30, 2023 and December 31, 2022, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $39 million and $41 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized a $6 million net gain and an $11 million net loss, respectively, on the condensed consolidated statements of income related to these investments. The Company recognized net losses of $5 million and $212 million during the three and nine months ended September 30, 2022, respectively.

3.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	September 30, 2023	December 31, 2022
Credit card loans(1)(2)	$97,389	$90,113
Other loans(3)
Private student loans(4)	10,448	10,308
Personal loans	9,559	7,998
Other loans	5,280	3,701
Total other loans	25,287	22,007
Total loan receivables	122,676	112,120
Allowance for credit losses	(8,665)	(7,374)
Net loan receivables	$114,011	$104,746

(1)Amounts include carrying values of $13.9 billion and $13.5 billion underlying investors' interest in trust debt at September 30, 2023 and December 31, 2022, respectively, and $10.9 billion and $12.2 billion in seller's interest at September 30, 2023 and December 31, 2022, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $663 million and $611 million at September 30, 2023 and December 31, 2022, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $573 million, $62 million and $18 million, respectively, at September 30, 2023 and $468 million, $49 million and $11 million, respectively, at December 31, 2022.
(4)Private student loans in repayment were $5.8 billion and $6.0 billion at September 30, 2023 and December 31, 2022, respectively.
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

The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	September 30, 2023				December 31, 2022
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans	$78,585	81%	$18,804	19%	$73,827	82%	$16,286	18%
Private student loans by origination year(1)(2)
2023	$833	93%	$58	7%
2022	1,528	95%	78	5%	$1,172	94%	$77	6%
2021	1,511	95%	82	5%	1,668	95%	81	5%
2020	1,213	95%	69	5%	1,365	95%	65	5%
2019	1,069	94%	71	6%	1,221	95%	67	5%
Prior	3,674	93%	262	7%	4,306	94%	286	6%
Total private student loans	$9,828	94%	$620	6%	$9,732	94%	$576	6%
Personal loans by origination year
2023	$4,172	99%	$50	1%
2022	2,988	95%	172	5%	$4,270	98%	$77	2%
2021	1,242	93%	95	7%	1,958	96%	91	4%
2020	437	93%	32	7%	790	95%	40	5%
2019	219	90%	25	10%	444	92%	38	8%
Prior	104	82%	23	18%	249	86%	41	14%
Total personal loans	$9,162	96%	$397	4%	$7,711	96%	$287	4%

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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	September 30, 2023			December 31, 2022
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$1,797	$1,527	$3,324	$1,250	$1,028	$2,278
Private student loans by origination year(1)
2023	$—	$—	$—
2022	8	1	9	$—	$—	$—
2021	20	5	25	6	1	7
2020	23	6	29	14	3	17
2019	28	8	36	19	5	24
Prior	129	45	174	128	36	164
Total private student loans	$208	$65	$273	$167	$45	$212
Personal loans by origination year
2023	$13	$3	$16
2022	40	14	54	$12	$3	$15
2021	20	7	27	15	6	21
2020	7	2	9	8	2	10
2019	5	2	7	6	2	8
Prior	4	2	6	6	3	9
Total personal loans	$89	$30	$119	$47	$16	$63

(1)Private student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended September 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064
Additions
Provision for credit losses(1)	1,518	52	93	8	1,671
Deductions
Charge-offs	(1,171)	(40)	(76)	—	(1,287)
Recoveries	198	5	14	—	217
Net charge-offs	(973)	(35)	(62)	—	(1,070)
Balance at September 30, 2023	$7,070	$866	$653	$76	$8,665

	For the Three Months Ended September 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2022	$5,307	$832	$572	$46	$6,757
Additions
Provision for credit losses(1)	649	20	69	5	743
Deductions
Charge-offs	(592)	(29)	(38)	—	(659)
Recoveries	197	6	17	—	220
Net charge-offs	(395)	(23)	(21)	—	(439)
Balance at September 30, 2022	$5,561	$829	$620	$51	$7,061

	For the Nine Months Ended September 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(2)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	3,752	121	211	19	4,103
Deductions
Charge-offs	(3,101)	(111)	(194)	—	(3,406)
Recoveries	602	17	43	—	662
Net charge-offs	(2,499)	(94)	(151)	—	(2,744)
Balance at September 30, 2023	$7,070	$866	$653	$76	$8,665

	For the Nine Months Ended September 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	1,395	54	19	7	1,475
Deductions
Charge-offs	(1,720)	(86)	(115)	—	(1,921)
Recoveries	613	18	54	—	685
Net charge-offs	(1,107)	(68)	(61)	—	(1,236)
Balance at September 30, 2022	$5,561	$829	$620	$51	$7,061

(1)Excludes a $31 million and $30 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended September 30, 2023 and 2022, respectively, and $6 million and $1 million for the nine months ended September 30, 2023 and 2022, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
(2)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2022-02 on January 1, 2023, which eliminated the requirement to apply discounted cash flow measurements for certain troubled debt restructurings.

The allowance for credit losses was approximately $8.7 billion at September 30, 2023, which reflects a $601 million build over June 30, 2023, and a $1.3 billion build from December 31, 2022. The build in the allowance for credit losses for the three and nine months ended September 30, 2023 was primarily driven by loan growth, increasing delinquencies, and macroeconomic variables impacting household cash flows.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at September 30, 2023, the Company used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2023 at 3.8% and peaking at 4.2% in the fourth quarter of 2024 and (ii) 2.02% growth rate in real gross domestic product in 2023.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, such as high consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its federal funds rate target range substantially during 2022 and the first three quarters of 2023 in an effort to slow economic growth and reduce inflation. Although real GDP growth and labor market conditions have exceeded most economists’ expectations this year, restrictive monetary policy, as manifested in relatively high interest rates, typically precedes weaker consumer credit conditions caused by rising unemployment as economic growth slows. Credit performance in the Company's lending portfolios has evolved in line with its expectations this year, but may weaken if the economy fails to avert a recession in response to tighter credit conditions or other factors. The Company assessed the prospects for various macroeconomic outcomes in setting its allowance for credit losses.
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
The net charge-offs for credit card loans, private student loans and personal loans increased for the three and nine months ended September 30, 2023, when compared to the same periods in 2022, primarily due to portfolio seasoning.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$176	$74	$460	$209
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$47	$24	$134	$68

Gross principal charge-offs of the Company's loan portfolio are presented in the table below, on a year-to-date basis, for credit card, private student and personal loan receivables (dollars in millions):

For the Nine Months Ended September 30, 2023
Credit card loans	$3,101
Private student loans by origination year
2023	$—
2022	2
2021	11
2020	15
2019	17
Prior	66
Total private student loans	$111
Personal loans by origination year
2023	$5
2022	74
2021	58
2020	26
2019	19
Prior	12
Total personal loans	$194

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below for each class of loan receivables (dollars in millions):(1)

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At September 30, 2023
Credit card loans	$1,797	$1,527	$3,324	$1,460	$226
Other loans
Private student loans	208	65	273	66	8
Personal loans	89	30	119	29	7
Other loans	25	15	40	4	27
Total other loans	322	110	432	99	42
Total loan receivables	$2,119	$1,637	$3,756	$1,559	$268

At December 31, 2022
Credit card loans	$1,250	$1,028	$2,278	$1,003	$176
Other loans
Private student loans	167	45	212	45	8
Personal loans	47	16	63	16	7
Other loans	13	12	25	1	23
Total other loans	227	73	300	62	38
Total loan receivables	$1,477	$1,101	$2,578	$1,065	$214

(1)The payment status of both modified and unmodified loans is included in this table.
(2)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $11 million and $6 million for the three months ended September 30, 2023 and 2022, respectively, and $29 million and $17 million for the nine months ended September 30, 2023 and 2022, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.

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

The following table provides the period-end amortized cost basis, by modification category, of loans to borrowers experiencing financial difficulty that entered a modification program during the period (dollars in millions). Some of the loans presented in the table below may no longer be enrolled in a program at period-end:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,(1)
	2023	2023
Credit card loans(2)(3)
Interest rate reduction	$685	$1,712
Total credit card loans(4)	$685	$1,712
% of total class of financing receivables	0.70%	1.76%

Private student loans(2)
Payment delay(5)	$12	$32
Interest rate reduction and payment delay(5)	28	74
Total private student loans(4)	$40	$106
% of total class of financing receivables	0.38%	1.01%

Personal loans(2)
Payment delay(5)	$4	$8
Term extension(6)	9	24
Interest rate reduction and payment delay(5)	21	48
Interest rate reduction and term extension(6)	9	22
Total personal loans(4)	$43	$102
% of total class of financing receivables	0.45%	1.07%

(1)    The current quarter-to-date enrollment figures, when aggregated with previously disclosed quarter-to-date amounts, will not equal the year-to-date amounts in this table because all year-to-date enrollments are presented using the current period-end amortized cost basis.
(2)    Accrued interest receivable (including unbilled accrued interest receivable for credit card loans) on modified loans to borrowers experiencing financial difficulty, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was immaterial at September 30, 2023.
(3)    Accounts that entered a credit card loan modification program include $120 million and $302 million that were converted from revolving line-of-credit arrangements to term loans during the three and nine months ended September 30, 2023, respectively.
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

The only non-cancellable commitments the Company has to lend additional funds to borrowers experiencing financial difficulty relate to certain private student loans. As of September 30, 2023, the amount of such commitments associated with loans modified during the periods presented was immaterial.

The following table provides information on the financial effects of loan modifications to borrowers experiencing financial difficulty, by modification type, made during the period (dollars in millions):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2023	2023
Credit card loans
Weighted-average interest rate reduction	13.84%	13.68%
Principal forgiven	$35	$81
Interest and fees forgiven(1)	$30	$77

Private student loans
Weighted-average interest rate reduction	8.94%	8.77%
Payment delay duration (in months)(2)	6 to 12	6 to 12
Principal forgiven	$—	$—

Personal loans
Weighted-average interest rate reduction	12.30%	12.01%
Weighted-average term extension (in months)	38	38
Payment delay duration (in months)(2)	6 to 12	6 to 12
Principal forgiven	$—	$—

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

	Current	30-89 Days Delinquent	90 or More Days Delinquent
At September 30, 2023
Credit card loans	$1,399	$190	$123
Private student loans	92	11	2
Personal loans	81	13	8
Total	$1,572	$214	$133

(1)    This table includes any loan that entered a modification program during the period without regard to whether it remained in a modification program as of the reporting date.

The following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified on or after January 1, 2023 through the end of the reporting period to borrowers experiencing financial difficulty (dollars in millions):

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Defaulted Amount(1)	Period-end Amortized Cost Basis	Defaulted Amount(1)	Period-end Amortized Cost Basis
Credit card loans
Interest rate reduction	$120	$96	$203	$124
Total credit card loans	$120	$96	$203	$124

(1)For purposes of this disclosure, a loan is considered to be defaulted when it is 60 days or more delinquent at month end and has advanced two stages of delinquency subsequent to modification. Loans that entered a modification program in any stage of delinquency but did not experience a further payment default are included in the payment status table above but are not counted as defaulted for purposes of this disclosure.

The defaulted amounts and period-end amortized cost basis of private student loans and personal loans modified on or after January 1, 2023 to borrowers experiencing financial difficulty which subsequently defaulted were immaterial for the three and nine months ended September 30, 2023.
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
To evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the three and nine months ended September 30, 2022, the Company quantified the amount by which interest and fees were reduced during the periods. During the three and nine months ended September 30, 2022, the Company forgave approximately $7 million and $20 million of interest and fees resulting from accounts entering into a credit card loan TDR program.
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Number of Accounts	Balances	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	63,803	$414	167,655	$1,071
Private student loans	1,863	$36	5,141	$96
Personal loans	1,799	$25	4,561	$62

(1)Accounts that entered a credit card TDR program include $80 million and $225 million that were converted from revolving line-of-credit arrangements to term loans during the three and nine months ended September 30, 2022, respectively.
The following table presents the carrying value of loans that experienced a default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Number of Accounts	Aggregated Outstanding Balances Upon Default	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	7,784	$38	18,022	$89
Private student loans(3)	391	$7	658	$12
Personal loans(2)	606	$9	1,142	$16

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
Of the account balances that defaulted as shown above for the three months ended September 30, 2022, approximately 60%, and for the nine months ended September 30, 2022, approximately 62%, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For the three and nine months ended September 30, 2022, for accounts that had defaulted from a TDR program and had not been subsequently charged off, the balances were included in the allowance for credit loss analysis.

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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	September 30, 2023	December 31, 2022
Restricted cash	$31	$33

Investors' interests held by third-party investors	10,975	10,200
Investors' interests held by wholly-owned subsidiaries of Discover Bank	2,918	3,341
Seller's interest	10,898	12,220
Loan receivables(1)	24,791	25,761
Allowance for credit losses allocated to securitized loan receivables(1)	(1,129)	(1,152)
Net loan receivables	23,662	24,609
Other assets	3	2
Carrying value of assets of consolidated variable interest entities	$23,696	$24,644

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of September 30, 2023, no economic or other early amortization events have occurred.
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
Private Student Loan Securitization Activities
The Company's private student loan trust receivables reported in loan receivables and the related debt issued by the trust reported in long-term borrowings were immaterial as of September 30, 2023 and December 31, 2022. The amounts are included, together with amounts related to the Company's credit card securitizations, in the supplemental information about assets and liabilities of consolidated variable interest entities, which is presented with the Company's condensed consolidated statements of financial condition.
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
Customer deposits held with Discover Bank are currently insured for up to $250,000 per account holder through the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2023 and December 31, 2022, the Company had approximately $5.9 billion and $8.9 billion of uninsured deposits, respectively. The decrease in uninsured deposits reported was primarily driven by leveraging technological capabilities, beginning in the first quarter of 2023, enabling improved application of deposit account ownership attributes in deriving this amount. The amounts of uninsured deposits above were estimated based on the same methodologies and assumptions used for Discover Bank’s regulatory reporting at each respective balance sheet date.
The following table summarizes certificates of deposits maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

At September 30, 2023
2023	$5,274
2024	17,743
2025	7,070
2026	3,626
2027	4,258
Thereafter	2,777
Total	$40,748

6.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	September 30, 2023				December 31, 2022
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2024-2026	0.58% - 5.03%	3.17%	$9,895	$8,401
Floating-rate asset-backed securities(2)	2024	6.05%	6.05%	925	1,774
Total Discover Card Master Trust I and Discover Card Execution Note Trust				10,820	10,175

Floating-rate asset-backed security(3)(4)	2031	9.50%	9.50%	69	84
Total private student loan securitization trust				69	84
Total long-term borrowings - owed to securitization investors				10,889	10,259

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2024-2032	3.75% - 6.70%	4.68%	3,335	3,333
Fixed-rate retail notes	2023-2031	3.00% - 4.40%	3.80%	147	154

Discover Bank
Fixed-rate senior bank notes(1)	2024-2030	2.45% - 4.65%	3.53%	3,548	5,348
Fixed-rate subordinated bank notes	2028	5.97%	5.97%	500	489
Fixed-rate Federal Home Loan Bank advances	2030	4.77% - 4.82%	4.82%	523	—
Floating-rate Federal Home Loan Bank advance(5)	2023	5.54%	5.54%	525	525
Total long-term borrowings				$19,467	$20,108

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the applicable benchmark interest rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 15: Derivatives and Hedging Activities.
(2)DCENT floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month Term SOFR + 0.11448% Tenor Spread Adjustment + 60 basis points as of September 30, 2023.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of September 30, 2023.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
(5)The floating-rate Federal Home Loan Bank (“FHLB”) advance includes the following interest rate term: SOFR + 23 basis points as of September 30, 2023.
The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

September 30, 2023
2023	$532
2024	3,727
2025	6,086
2026	4,854
2027	1,000
Thereafter	3,268
Total	$19,467

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of September 30, 2023, the Company had total committed borrowing capacity of $3.3 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $1.0 billion in long-term advances. As of December 31, 2022, the Company had total committed borrowing capacity of $2.2 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised solely of a $525 million long-term advance. These advances are presented as short- or long-term borrowings on the condensed consolidated statements of financial condition as appropriate.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2023 and December 31, 2022, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2025. Borrowings outstanding under each facility bear interest at a margin above the Term Secured Overnight Financing Rate ("SOFR") or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
7.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at September 30, 2023 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at September 30, 2023	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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
(4)Any dividends declared are payable semi-annually in arrears at a rate of 5.500% per annum until October 30, 2027. Thereafter, dividends declared will be payable quarterly in arrears at a floating rate equal to 3-month Term SOFR plus a spread of 3.338% per annum.
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

8.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") were as follows (dollars in millions):

	Unrealized (Losses) Gains on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended September 30, 2023
Balance at June 30, 2023	$(195)	$(86)	$(189)	$(470)
Net change	(83)	(20)	—	(103)
Balance at September 30, 2023	$(278)	$(106)	$(189)	$(573)

For the Three Months Ended September 30, 2022
Balance at June 30, 2022	$(48)	$(4)	$(199)	$(251)
Net change	(100)	(2)	—	(102)
Balance at September 30, 2022	$(148)	$(6)	$(199)	$(353)

For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)
Net change	(142)	(92)	—	(234)
Balance at September 30, 2023	$(278)	$(106)	$(189)	$(573)

For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)
Net change	(262)	3	—	(259)
Balance at September 30, 2022	$(148)	$(6)	$(199)	$(353)

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended September 30, 2023
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(111)	$28	$(83)
Net change	$(111)	$28	$(83)
Cash Flow Hedges
Net unrealized losses arising during the period	$(55)	$13	$(42)
Amounts reclassified from AOCI	29	(7)	22
Net change	$(26)	$6	$(20)

For the Three Months Ended September 30, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(133)	$33	$(100)
Net change	$(133)	$33	$(100)
Cash Flow Hedges
Net unrealized losses arising during the period	$(4)	$1	$(3)
Amounts reclassified from AOCI	2	(1)	1
Net change	$(2)	$—	$(2)

For the Nine Months Ended September 30, 2023
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(188)	$46	$(142)
Net change	$(188)	$46	$(142)
Cash Flow Hedges
Net unrealized losses arising during the period	$(172)	$42	$(130)
Amounts reclassified from AOCI	50	(12)	38
Net change	$(122)	$30	$(92)

For the Nine Months Ended September 30, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(346)	$84	$(262)
Net change	$(346)	$84	$(262)
Cash Flow Hedges
Net unrealized losses arising during the period	$(2)	$—	$(2)
Amounts reclassified from AOCI	4	1	5
Net change	$2	$1	$3

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Income before income taxes	$888	$1,327	$3,314	$4,375
Income tax expense	$205	$314	$762	$1,026
Effective income tax rate	23.1%	23.7%	23.0%	23.5%

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
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$683	$1,013	$2,552	$3,349
Preferred stock dividends	(31)	(31)	(62)	(62)
Net income available to common stockholders	652	982	2,490	3,287
Income allocated to participating securities	(5)	(7)	(17)	(20)
Net income allocated to common stockholders	$647	$975	$2,473	$3,267
Denominator
Weighted-average shares of common stock outstanding	250	273	255	279
Effect of dilutive common stock equivalents	—	1	—	—
Weighted-average shares of common stock outstanding and common stock equivalents	250	274	255	279

Basic earnings per common share	$2.59	$3.57	$9.70	$11.70
Diluted earnings per common share	$2.59	$3.56	$9.69	$11.69

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three or nine months ended September 30, 2023 and 2022.

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
As of September 30, 2023 and December 31, 2022, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized", DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
September 30, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,667	14.1%	$10,040	≥8.0%	$12,550	≥10.0%
Discover Bank	$16,691	13.5%	$9,912	≥8.0%	$12,390	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,627	12.5%	$7,530	≥6.0%	$7,530	≥6.0%
Discover Bank	$13,821	11.2%	$7,434	≥6.0%	$9,912	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,627	11.0%	$5,678	≥4.0%	N/A	N/A
Discover Bank	$13,821	9.9%	$5,596	≥4.0%	$6,995	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,572	11.6%	$5,647	≥4.5%	N/A	N/A
Discover Bank	$13,821	11.2%	$5,575	≥4.5%	$8,053	≥6.5%

December 31, 2022
Total capital (to risk-weighted assets)
Discover Financial Services(3)	$18,004	15.8%	$9,139	≥8.0%	$11,424	≥10.0%
Discover Bank	$16,579	14.7%	$9,015	≥8.0%	$11,268	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services(3)	$16,039	14.0%	$6,854	≥6.0%	$6,854	≥6.0%
Discover Bank	$13,683	12.1%	$6,761	≥6.0%	$9,015	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services(3)	$16,039	12.5%	$5,147	≥4.0%	N/A	N/A
Discover Bank	$13,683	10.8%	$5,086	≥4.0%	$6,357	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services(3)	$14,983	13.1%	$5,141	≥4.5%	N/A	N/A
Discover Bank	$13,683	12.1%	$5,071	≥4.5%	$7,324	≥6.5%

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
Commitments
Unused Credit Arrangements
At September 30, 2023, the Company had unused credit arrangements for loans of approximately $231.8 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $90 million as of September 30, 2023.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of September 30, 2023, the Company had not recorded any contingent liability in the condensed consolidated financial statements for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2023 and 2022.

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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Aggregate sales transaction volume(1)	$65,490	$66,766	$192,173	$189,505

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2023 and December 31, 2022. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of September 30, 2023 and December 31, 2022, the Company had escrow deposits and settlement withholdings of $10 million and $11 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.
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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's business including, among other matters, consumer regulatory, accounting, tax and other operational matters. The investigations and proceedings may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief. These outcomes could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit the Company's ability to execute its business strategies and engage in certain business activities. Certain subsidiaries of the Company are subject to consent orders with the Consumer Financial Protection Bureau ("CFPB") and FDIC, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies that are both probable and estimable. Litigation and regulatory settlement-related expenses were immaterial for the three and nine months ended September 30, 2023 and 2022.

There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $230 million as of September 30, 2023. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On September 25, 2023, following the consent of the Board of Directors of Discover Bank, the FDIC issued a consent order (“consent order”) to Discover Bank. The consent order addresses shortcomings in Discover Bank’s compliance management system for consumer protection laws and related matters. As part of the consent order, Discover Bank has agreed to improve its consumer compliance management system and enhance related corporate governance and enterprise risk management practices, and increase the level of Board oversight over such matters. Discover Bank has been taking significant steps to strengthen the organization’s compliance management system and address the other issues identified in the consent order. Management and the Board are committed to ensuring that all of the requirements of the consent order are met. The consent order does not contain any monetary penalties or fines.
On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam's Market, et al. v. Visa, Inc. et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. The Company filed its motion to compel arbitration, motion for summary judgment, and Daubert challenges on November 30, 2022, and awaits rulings. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter. However, the Company will seek to defend itself vigorously against all claims asserted by the plaintiffs.
Card Product Misclassification
As reported in the second quarter of 2023, beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The misclassification affected pricing for certain merchants and merchant acquirers, but not for cardholders. In the second quarter of 2023, the Company recorded a liability of $365 million within accrued expenses and other liabilities to provide refunds to merchants and merchant acquirers as a result of the card product misclassification. As of September 30, 2023, the balance of the liability was $376 million, reflecting an additional $11 million for the estimated effect of the current price tiering on discount and interchange assessments for the third quarter. As of September 30, 2023, no disbursements had been made against this liability as the Company continues to develop its plan to provide refunds to merchants and merchant acquirers and engage in ongoing discussions about such plans with its regulators.

Management is taking actions to correct the card product misclassification going forward and to prepare a program to compensate affected merchants and merchant acquirers. It is not possible to know with certainty the final amount of potential refunds at this time given differences in individual merchant agreements, changes in network terms and availability of historical data. Regulators may require refunds or other remediation that may result in other charges or an amount different than the Company’s current estimate.
The Company remains in discussions with its regulators regarding this matter. The Company expects these discussions will likely result in enforcement actions, which may include, among other remedies, monetary penalties, the amount of which cannot be estimated at this time.
In addition, the Company and its subsidiaries have been named as defendants in various lawsuits, including putative class actions on behalf of affected merchants, a putative class action on behalf of shareholders and shareholder derivative actions. The Company also is cooperating with an SEC investigation into the card product misclassification matter.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2023
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$12,598	$8	$—	$12,606
Residential mortgage-backed securities - Agency	—	473	—	473
Available-for-sale investment securities	$12,598	$481	$—	$13,079

Derivative financial instruments - cash flow hedges(1)	$—	$9	$—	$9

Fair value - Net income
Marketable equity securities	$39	$—	$—	$39
Derivative financial instruments - fair value hedges(1)	$—	$5	$—	$5

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Balance at December 31, 2022
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$11,416	$7	$—	$11,423
Residential mortgage-backed securities - Agency	—	564	—	564
Available-for-sale investment securities	$11,416	$571	$—	$11,987

Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Fair value - Net income
Marketable equity securities	$41	$—	$—	$41

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$3	$—	$3

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

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
At September 30, 2023, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $505 million, a weighted-average coupon of 4.08% and a weighted-average remaining maturity of four years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets during the three and nine months ended September 30, 2023 and 2022.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$226	$—	$226	$257
Held-to-maturity investment securities	$—	$226	$—	$226	$257

Net loan receivables	$—	$—	$121,102	$121,102	$114,011

Carrying value approximates fair value(1)
Cash and cash equivalents	$9,194	$—	$—	$9,194	$9,194
Restricted cash	$39	$—	$—	$39	$39
Accrued interest receivables(2)	$—	$1,396	$—	$1,396	$1,396

Liabilities
Amortized cost
Time deposits(3)	$—	$40,490	$—	$40,490	$40,748

Long-term borrowings - owed to securitization investors	$—	$10,607	$69	$10,676	$10,889
Other long-term borrowings	—	8,010	—	8,010	8,578
Long-term borrowings	$—	$18,617	$69	$18,686	$19,467

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$357	$—	$357	$357

Balance at December 31, 2022
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$199	$—	$199	$221
Held-to-maturity investment securities	$—	$199	$—	$199	$221

Net loan receivables	$—	$—	$110,796	$110,796	$104,746

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,856	$—	$—	$8,856	$8,856
Restricted cash	$41	$—	$—	$41	$41
Accrued interest receivables(2)	$—	$1,211	$—	$1,211	$1,211

Liabilities
Amortized cost
Time deposits(3)	$—	$32,710	$—	$32,710	$33,070

Long-term borrowings - owed to securitization investors	$—	$9,862	$84	$9,946	$10,259
Other long-term borrowings	—	9,468	—	9,468	9,849
Long-term borrowings	$—	$19,330	$84	$19,414	$20,108

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$308	$—	$308	$308

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). At September 30, 2023 and December 31, 2022, the Company's outstanding cash flow hedges primarily relate to interest receipts from credit card receivables and had an initial maximum period of four years and three years, respectively.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at September 30, 2023, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company's then outstanding credit card receivables and certain floating-rate debt, respectively. During the next 12 months, the Company estimates it will reclassify $113 million into pretax earnings related to its cash flow hedges.
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
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	September 30, 2023				December 31, 2022
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$8,900	15	$9	$1	$5,000	$1	$3
Interest rate swaps—fair value hedge	$6,750	8	5	—	$4,425	—	2
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$25	7	—	—	$25	—	—
Total gross derivative assets/liabilities(2)			14	1		1	5
Less: collateral held/posted(3)			—	(1)		—	(5)
Total net derivative assets/liabilities			$14	$—		$1	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 2 million as of September 30, 2023 and December 31, 2022.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities as part of its community reinvestment initiatives. At September 30, 2023, the Company had no outstanding contracts. At December 31, 2022, the Company had one outstanding contract with a total notional amount of $48 million and an immaterial fair value.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	September 30, 2023		December 31, 2022
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$6,595	$(127)	$4,386	$(3)

(1)The balance includes $14 million and $28 million of cumulative hedging adjustments related to discontinued hedging relationships as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense
	Long-Term Borrowings	Interest Income (Credit Card)	Other Income
For the Three Months Ended September 30, 2023
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(225)	$3,726	$21

The effects of cash flow and fair value hedging
Gains (losses) on fair value hedging relationships
Amounts reclassified from OCI into earnings	$2	$(31)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$24	$—	$—
Losses on interest rate swaps	(53)	—	—
Total losses on fair value hedging relationships	$(29)	$—	$—

For the Three Months Ended September 30, 2022
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(168)	$2,783	$19

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(1)	$(1)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$3	$—	$—
Losses on interest rate swaps	(11)	—	—
Total losses on fair value hedging relationships	$(8)	$—	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense	Interest Income (Credit Card)
	Long-Term Borrowings		Other Income
For the Nine Months Ended September 30, 2023
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(622)	$10,513	$71

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$6	$(56)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$111	$—	$—
Losses on interest rate swaps	(181)	—	—
Total losses on fair value hedging relationships	$(70)	$—	$—

For the Nine Months Ended September 30, 2022
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(416)	$7,475	$64

The effects of cash flow and fair value hedging
Losses on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(3)	$(1)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$72	$—	$—
Losses on interest rate swaps	(61)	—	—
Total gains on fair value hedging relationships	$11	$—	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$2

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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended September 30, 2023
Interest income
Credit card loans	$3,726	$—	$3,726
Private student loans	261	—	261
Personal loans	305	—	305
Other loans	87	—	87
Other interest income	231	—	231
Total interest income	4,610	—	4,610
Interest expense	1,288	—	1,288
Net interest income	3,322	—	3,322
Provision for credit losses	1,702	—	1,702
Other income	592	130	722
Other expense	1,409	45	1,454
Income before income taxes	$803	$85	$888

For the Three Months Ended September 30, 2022
Interest income
Credit card loans	$2,783	$—	$2,783
Private student loans	211	—	211
Personal loans	221	—	221
Other loans	44	—	44
Other interest income	98	—	98
Total interest income	3,357	—	3,357
Interest expense	514	—	514
Net interest income	2,843	—	2,843
Provision for credit losses	773	—	773
Other income	530	95	625
Other expense	1,326	42	1,368
Income before income taxes	$1,274	$53	$1,327

	Digital Banking	Payment Services	Total
For the Nine Months Ended September 30, 2023
Interest income
Credit card loans	$10,513	$—	$10,513
Private student loans	768	—	768
Personal loans	831	—	831
Other loans	224	—	224
Other interest income	641	—	641
Total interest income	12,977	—	12,977
Interest expense	3,346	—	3,346
Net interest income	9,631	—	9,631
Provision for credit losses	4,109	—	4,109
Other income	1,700	333	2,033
Other expense	4,110	131	4,241
Income before income taxes	$3,112	$202	$3,314

For the Nine Months Ended September 30, 2022
Interest income
Credit card loans	$7,475	$—	$7,475
Private student loans	597	—	597
Personal loans	633	—	633
Other loans	113	—	113
Other interest income	190	—	190
Total interest income	9,008	—	9,008
Interest expense	1,076	—	1,076
Net interest income	7,932	—	7,932
Provision for credit losses	1,476	—	1,476
Other income	1,551	89	1,640
Other expense	3,604	117	3,721
Income (loss) before income taxes	$4,403	$(28)	$4,375

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended September 30, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$354	$23	$377
Protection products revenue	42	—	42
Transaction processing revenue	—	82	82
Other income	2	19	21
Total other income subject to ASC 606(2)	398	124	522
Other income not subject to ASC 606
Loan fee income	194	—	194
Gains on equity investments	—	6	6
Total other income not subject to ASC 606	194	6	200
Total other income by operating segment	$592	$130	$722

For the Three Months Ended September 30, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$316	$19	$335
Protection products revenue	42	—	42
Transaction processing revenue	—	65	65
Other income	3	16	19
Total other income subject to ASC 606(2)	361	100	461
Other income not subject to ASC 606
Loan fee income	168	—	168
Gains (losses) on equity investments	1	(5)	(4)
Total other income (loss) not subject to ASC 606	169	(5)	164
Total other income by operating segment	$530	$95	$625

	Digital Banking	Payment Services	Total
For the Nine Months Ended September 30, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,013	$64	$1,077
Protection products revenue	129	—	129
Transaction processing revenue	—	221	221
Other income	12	59	71
Total other income subject to ASC 606(2)	1,154	344	1,498
Other income not subject to ASC 606
Loan fee income	546	—	546
Gains (losses) on equity investments	—	(11)	(11)
Total other income (loss) not subject to ASC 606	546	(11)	535
Total other income by operating segment	$1,700	$333	$2,033

For the Nine Months Ended September 30, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$962	$61	$1,023
Protection products revenue	128	—	128
Transaction processing revenue	—	183	183
Other income	9	55	64
Total other income subject to ASC 606(2)	1,099	299	1,398
Other income not subject to ASC 606
Loan fee income	450	—	450
Gains (losses) on equity investments	2	(210)	(208)
Total other income (loss) not subject to ASC 606	452	(210)	242
Total other income (loss) by operating segment	$1,551	$89	$1,640

(1)Net of rewards, including Cashback Bonus rewards, of $787 million and $811 million for the three months ended September 30, 2023 and 2022, respectively, and $2.3 billion and $2.2 billion for the nine months ended September 30, 2023 and 2022. respectively.
(2)Excludes $3 million and $13 million of deposit product fees that are reported within net interest income for the three and nine months ended September 30, 2023, respectively. Deposit product fees were immaterial for the three and nine months ended September 30, 2022.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2022.

18.    Immaterial Restatement of Prior Period Financial Statements
As reported in the second quarter of 2023, beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The card product classification impacts the pricing and charging of discount and interchange revenue, which is recorded within discount and interchange revenue, net, on the consolidated statements of income. The Company determined the revenue impact of the incorrect card product classification was immaterial to the consolidated financial statements for all impacted prior periods. For comparative purposes, the Company has made these immaterial corrections to the recognition of discount and interchange revenue, as well as the related impacts to assets, liabilities and retained earnings in the prior periods presented in this Form 10-Q. Assets were impacted by adjustments to deferred tax assets, and liabilities were impacted by an adjustment to the liability for estimated refunds to merchants and merchant acquirers.
The prior period impacts to the Company's consolidated statement of financial condition were as shown below (dollars in millions):

	December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated
Assets
Other assets	$4,519	$78	$4,597
Total assets	$131,628	$78	$131,706

Liabilities and Stockholders' Equity
Liabilities
Accrued expenses and other liabilities	$5,294	$324	$5,618
Total liabilities	$117,038	$324	$117,362

Stockholders' Equity
Retained earnings	$28,453	$(246)	$28,207
Total stockholders' equity	$14,590	$(246)	$14,344
Total liabilities and stockholders' equity	$131,628	$78	$131,706

The prior period impacts to the Company's consolidated statements of income and the related impacts to the consolidated statements of comprehensive income were as shown below (dollars in millions):

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$346	$(11)	$335	$1,056	$(33)	$1,023
Total other income	$636	$(11)	$625	$1,673	$(33)	$1,640

Other expense
Other expense	$174	$(20)	$154	$406	$(20)	$386
Total other expense	$1,388	$(20)	$1,368	$3,741	$(20)	$3,721

Income before income taxes	$1,318	$9	$1,327	$4,388	$(13)	$4,375
Income tax expense	$312	$2	$314	$1,029	$(3)	$1,026
Net income	$1,006	$7	$1,013	$3,359	$(10)	$3,349
Net income allocated to common stockholders	$967	$8	$975	$3,277	$(10)	$3,267
Basic earnings per common share	$3.54	$0.03	$3.57	$11.74	$(0.04)	$11.70
Diluted earnings per common share	$3.54	$0.02	$3.56	$11.73	$(0.04)	$11.69

The prior period impacts to the Company's consolidated statements of changes in stockholders' equity were as shown below (dollars in millions):

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Three Months Ended September 30, 2022
Balance at June 30, 2022	$26,776	$13,764
Net income	$1,006	$1,006
Balance at September 30, 2022	$27,585	$14,286

Restatement Impacts
For the Three Months Ended September 30, 2022
Balance at June 30, 2022	$(245)	$(245)
Net income	$7	$7
Balance at September 30, 2022	$(238)	$(238)

As Restated
For the Three Months Ended September 30, 2022
Balance at June 30, 2022	$26,531	$13,519
Net income	$1,013	$1,013
Balance at September 30, 2022	$27,347	$14,048

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$24,766	$13,408
Net income	$3,359	$3,359
Balance at September 30, 2022	$27,585	$14,286

Restatement Impacts
For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$(228)	$(228)
Net income	$(10)	$(10)
Balance at September 30, 2022	$(238)	$(238)

As Restated
For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$24,538	$13,180
Net income	$3,349	$3,349
Balance at September 30, 2022	$27,347	$14,048

The prior period impacts to the Company's consolidated statements of cash flows were as follows (dollars in millions):

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$3,359	$(10)	$3,349
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(314)	$(3)	$(317)
Changes in assets and liabilities:
Increase in accrued expenses and liabilities	$312	$13	$325
Net cash provided by operating activities	$4,965	$—	$4,965

19.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2023, and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Quarter Highlights
The highlights below compare results as of and for the three months ended September 30, 2023, against results for the same period in the prior year.
•Net income was $683 million, or $2.59 per diluted share, compared to net income of $1.0 billion, or $3.56 per diluted share, in the prior year.
•Total loans grew $17.8 billion, or 17%, to $122.7 billion.
•Credit card loans grew $13.8 billion, or 16%, to $97.4 billion.
•The net charge-off rate for credit card loans increased 211 basis points to 4.03% and the delinquency rate for credit card loans over 30 days past due increased 130 basis points to 3.41%.
•Direct-to-consumer deposits grew $15.0 billion, or 23%, to $81.2 billion.
•Payment Services transaction volume for the segment was $91.8 billion, up 9%.
Outlook
The outlook below provides our current expectations for our financial results based on market conditions, the regulatory and legal environment and our business strategies.
•We expect continued loan growth driven by moderation in the payment rate, recent account growth and our current expectation of sales trends.
•Based on the current interest rate environment, net interest margin is expected to be relatively flat in comparison to 2022.
•We expect the total net charge-off rate to increase, in comparison to the prior year, driven by the seasoning of recent vintages with higher delinquencies.
•Total expenses are expected to increase, driven by investments in acquisition and brand, compliance and risk management capabilities, technology and analytics. We remain committed to managing expenses while continuing to make investments in profitable long-term growth.

Regulatory Environment and Developments
Banking
Capital Standards and Stress Testing
As a bank holding company, DFS is subject to mandatory supervisory stress tests every other year and is required to submit annual capital plans to the Federal Reserve based on forward-looking internal analysis of income and capital levels under baseline and stressful conditions. DFS is also subject to capital buffer requirements, including the Stress Capital Buffer ("SCB"), which requires maintaining regulatory capital levels above a threshold based on the results of supervisory stress tests after accounting for planned dividend payments.
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
In July 2023, the Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") issued a proposal to amend the risk-based capital framework, which includes replacing the current "advanced approach" with a new expanded risk-based approach. In addition, the proposal introduces new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, and would significantly revise risk-based capital requirements for all banking institutions with assets of $100 billion or more, including DFS. If adopted, the new requirements would be effective July 1, 2025 with a three-year transition period.

In August 2023, the Federal Reserve, the FDIC and the OCC (the “Agencies”) issued a proposal that would require banking institutions in Categories II through IV of the tailoring framework, including DFS, and their insured depository institution subsidiaries with $100 billion or more in assets such as Discover Bank, to have minimum levels of outstanding long-term debt. Under the proposed rule, a covered banking institution would be required to have a minimum outstanding amount of eligible long-term debt that is at least 6% of the institution’s total risk-weighted assets, 2.5% of its total leverage exposure (if it is required to maintain a minimum supplementary leverage ratio) and 3.5% of its average total consolidated assets, whichever is greater. If adopted, banking institutions would have three years to comply with the new requirements, though the Agencies would retain the authority to accelerate or extend the transition period.

While we cannot currently predict the timing or substance of the finalization of these proposals or other regulatory changes, if any such change were adopted, it could present changes to some or all of the regulatory tailoring currently applicable to DFS, otherwise tighten the prudential regulatory requirements that would apply to DFS and increase our expenses.
In June 2022, the Federal Reserve released results of the 2022 Comprehensive Capital Analysis and Review ("CCAR") exercise. Our capital levels demonstrated resiliency under stress, staying well above regulatory minimums. Based on these results, in August 2022, our new SCB was set at 2.5%, the lowest possible requirement. This new SCB was effective October 1, 2022, through September 30, 2023. In accordance with the capital plan rule amendments, we elected not to participate in the 2023 supervisory stress tests. Nevertheless, on April 5, 2023, we submitted to the Federal Reserve a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. On July 27, 2023, the Federal Reserve disclosed that our SCB was unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024.

London Interbank Offered Rate Transition
In March 2021, the United Kingdom's Financial Conduct Authority ("FCA") announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after December 31, 2021, and the most commonly used U.S. dollar ("USD") LIBOR settings ceased to be published on a representative basis in July 2023.
On December 16, 2022, the Federal Reserve adopted a final rule, which became effective on February 27, 2023, implementing the Adjustable Interest Rate (LIBOR) Act ("LIBOR Act"), which provides a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Financing Rate ("SOFR") for contracts governed by U.S. law that do not have fallback provisions or that have fallback provisions resulting in a replacement rate based on LIBOR.
In connection with the transition, $1.8 billion of our LIBOR-based capital markets securities transitioned to the corresponding tenor for Chicago Mercantile Exchange ("CME") Term SOFR Reference Rate plus the applicable tenor spread adjustment in a manner consistent with the LIBOR Act and the regulation implementing the LIBOR Act. Additionally, approximately $500 million of Discover Bank's subordinated notes not covered under the LIBOR Act reset in August 2023 consistent with their fallback provisions.
As of September 30, 2023, LIBOR-indexed variable-rate loans comprised approximately 33% of our private student loan portfolio and approximately 3% of our aggregate loan portfolio. These outstanding private student loans converted to a SOFR index in October 2023. As of November 2021, we no longer originate new variable-rate student loans indexed to LIBOR. Instead, new originations of such loans are indexed solely to 3-month term SOFR, as published by the CME.
For additional information regarding the replacement of LIBOR and other benchmark rates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Banking — London Interbank Offered Rate" in our annual report on Form 10-K for the year ended December 31, 2022.
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
The CFPB’s priorities have continued to focus on, among other things, increased enforcement of existing consumer protection laws, with a particular focus on fees charged to consumers, UDAAP, fair lending, student lending and servicing, debt collection and credit reporting. Additionally, detection of repeat offenders, such as companies that violate a formal court or agency order, has also become a priority for the CFPB. Director Chopra, in March 2022, identified, as repeat offenders, several companies that have had multiple enforcement actions, including Discover. The CFPB has recently taken action against financial institutions for violating prior enforcement actions. In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding identified private student loan servicing practices. See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.
On February 1, 2023, the CFPB proposed a rule to alter Regulation Z’s late fee standards that includes caps on fees for late payments, which could result in increased cardholder delinquencies and credit losses.
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

Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government continue to be proposed and enacted to augment consumer data privacy standards and require companies to assess and/or disclose cybersecurity metrics, risks, opportunities, policies and practice. At the federal level, Discover is subject to the Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations and guidance, which regulate Discover's use and disclosure of our consumers' nonpublic personal information ("NPI"). At the state level, the California Consumer Privacy Act ("CCPA"), which became effective in 2020, created a broad set of privacy rights and remedies. The California Privacy Rights Act ("CPRA"), which became effective on January 1, 2023, amends the CCPA, enhancing consumer privacy protections and creating a new California Privacy Protection Agency ("CPPA"). A California court recently issued an order delaying enforcement of the CPRA regulations from July 1, 2023, until March 29, 2024, although the CPPA may still decide to enforce the provisions of the CCPA, as amended. By the end of 2023, thirteen U.S. states will have passed comprehensive privacy laws, with five of those laws effective in California, Colorado, Connecticut, Utah and Virginia. These laws exempt either NPI or financial institutions subject to the GLBA from their scope, so the impact of these state privacy laws on several Discover businesses is limited. We continue to evaluate the impact of the CCPA, as well as other federal and state laws, on our businesses and other providers of consumer financial services, including laws regulating the capture and use of consumer biometrics. For more information on the impact to Discover of data security and privacy laws on regulation, see "Supervision and Regulation" and "Risk Factors" to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2022.
Environmental, Social and Governance Matters
Environmental, social and governance ("ESG") issues, including climate change, human capital and governance practices, are a significant area of focus by U.S. federal, state and international lawmakers and regulatory agencies, as well as shareholders and other stakeholders. In recent months, there have been substantial legislative and regulatory developments on such issues, including proposed, issued or implemented legislation and rulemakings that would require companies to assess and/or disclose climate and other ESG metrics, risks, opportunities, policies and practice. For example, in March 2022, the Securities and Exchange Commission proposed climate-related disclosure requirements. The potential impact to us of these legislative and regulatory developments is uncertain at this time, although we expect that the emerging legal and regulatory requirements on ESG issues will result in additional compliance and reporting costs to us.
We continue to monitor and assess the potential impact of these legislative and regulatory developments.

Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 16: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Digital Banking
Interest income
Credit card loans	$3,726	$2,783	$10,513	$7,475
Private student loans	261	211	768	597
Personal loans	305	221	831	633
Other loans	87	44	224	113
Other interest income	231	98	641	190
Total interest income	4,610	3,357	12,977	9,008
Interest expense	1,288	514	3,346	1,076
Net interest income	3,322	2,843	9,631	7,932
Provision for credit losses	1,702	773	4,109	1,476
Other income	592	530	1,700	1,551
Other expense	1,409	1,326	4,110	3,604
Income before income taxes	803	1,274	3,112	4,403
Payment Services
Other income (loss)	130	95	333	89
Other expense	45	42	131	117
Income (loss) before income taxes	85	53	202	(28)
Total income before income taxes	$888	$1,327	$3,314	$4,375

The following table presents information on transaction volume (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Network Transaction Volume
PULSE Network	$72,146	$63,437	$206,422	$186,265
Network Partners	9,899	11,894	30,935	34,109
Diners Club(1)	9,723	8,793	28,831	24,350
Total Payment Services	91,768	84,124	266,188	244,724
Discover Network — Proprietary(2)	57,228	56,633	166,153	160,600
Total Network Transaction Volume	$148,996	$140,757	$432,341	$405,324
Transactions Processed on Networks
Discover Network	$964	$924	$2,754	$2,671
PULSE Network	2,011	1,611	5,397	4,534
Total Transaction Processed on Networks	$2,975	$2,535	$8,151	$7,205
Credit Card Volume
Discover Card Volume(3)	$58,965	$58,561	$171,868	$165,324
Discover Card Sales Volume(4)	$54,952	$54,793	$160,769	$154,982

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

Digital Banking
Our Digital Banking segment reported pretax income of $803 million and $3.1 billion, respectively, for the three and nine months ended September 30, 2023, as compared to $1.3 billion and $4.4 billion, respectively, for the three and nine months ended September 30, 2022.
Net interest income increased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily driven by a higher yield on loans and a higher average level of loan receivables, partially offset by higher funding costs. Interest income increased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to higher market rates and a higher average level of loan receivables. Interest expense increased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to higher funding costs driven by higher market rates and a larger funding base.
For the three and nine months ended September 30, 2023, the provision for credit losses increased as compared to the same periods in 2022, primarily driven by loan growth, increasing delinquencies, and macroeconomic variables impacting household cash flows. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income for the Digital Banking segment increased for the three months ended September 30, 2023, as compared to the same periods in 2022, primarily due to increases in net discount and interchange revenue and loan fee income. The increase in net discount and interchange revenue was primarily driven by lower rewards due to lower promotional rewards. Loan fee income increased primarily due to a higher volume of late payments. Total other income increased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to increases in loan fee income and net discount and interchange revenue. Loan fee income increased primarily due to a higher volume of late payments. The increase in net discount and interchange revenue was partially offset by an increase in rewards, both of which were driven by higher sales volume.
Total other expense increased for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to increases in professional fees, information processing and communications and employee compensation and benefits. Professional fees increased primarily due to increased consulting supporting consumer compliance initiatives. The increase in information processing and communications was driven primarily from investments in technology. The increase in employee compensation and benefits was driven primarily by higher headcount.
Total other expense increased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to increases in employee compensation and benefits, professional fees, marketing and business development and information processing and communications. The increase in employee compensation and benefits was driven primarily by higher headcount. Professional fees increased primarily due to increased consulting supporting consumer compliance initiatives. The marketing and business development increase was due primarily from growth investments in consumer banking products. The increase in information processing and communications was driven primarily from software write-downs and investments in technology.
Discover card sales volume was $55.0 billion and $160.8 billion, respectively, for the three and nine months ended September 30, 2023, which was an increase of 0.3% and 3.7%, respectively, as compared to the same periods in 2022. Volume was relatively flat for the three months ended September 30, 2023. For the nine months ended September 30, 2023, the volume growth was primarily driven by higher consumer spending.
Payment Services
Our Payment Services segment reported pretax income of $85 million and $202 million, respectively, for the three and nine months ended September 30, 2023, as compared to pretax income of $53 million and a pretax loss of $28 million, respectively, for the same periods in 2022. The increase in segment pretax income for the three months ended September 30, 2023, was driven primarily from an increase in transaction processing revenue in the current period and losses on equity investments in the prior period. Transaction processing revenue increased primarily from higher volume. The losses on equity investments in the prior period were the result of larger mark-to-market adjustments for equity investments measured at fair value.
The increase in segment pretax income for the nine months ended September 30, 2023, was primarily due to losses on equity investments in the prior period, which were the result of larger mark-to-market adjustments for equity investments measured at fair value.

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
Allowance for Credit Losses
The allowance for credit losses was $8.7 billion at September 30, 2023, which reflects a $601 million build from the amount of the allowance for credit losses at June 30, 2023. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
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
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we measured the impact of altering the weighting of macroeconomic scenarios used in our loss forecast. Our allowance for credit losses would increase by approximately $587 million at September 30, 2023 if we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect continued inflationary pressures, including persistent supply-chain disruptions and the influence of geopolitical events, as well as high interest rates and reduced credit availability.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended September 30,		2023 vs. 2022 Increase (Decrease)		For the Nine Months Ended September 30,		2023 vs. 2022 Increase (Decrease)
	2023	2022	$	%	2023	2022	$	%
Interest income	$4,610	$3,357	$1,253	37%	$12,977	$9,008	$3,969	44%
Interest expense	1,288	514	774	151%	3,346	1,076	2,270	211%
Net interest income	3,322	2,843	479	17%	9,631	7,932	1,699	21%
Provision for credit losses	1,702	773	929	120%	4,109	1,476	2,633	178%
Net interest income after provision for credit losses	1,620	2,070	(450)	(22)%	5,522	6,456	(934)	(14)%
Other income	722	625	97	16%	2,033	1,640	393	24%
Other expense	1,454	1,368	86	6%	4,241	3,721	520	14%
Income before income taxes	888	1,327	(439)	(33)%	3,314	4,375	(1,061)	(24)%
Income tax expense	205	314	(109)	(35)%	762	1,026	(264)	(26)%
Net income	$683	$1,013	$(330)	(33)%	$2,552	$3,349	$(797)	(24)%
Net income allocated to common stockholders	$647	$975	$(328)	(34)%	$2,473	$3,267	$(794)	(24)%

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
Net interest income increased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily driven by a higher yield on loans and a higher average level of loan receivables, partially offset by higher funding costs. Interest income increased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to higher market rates and a higher average level of loan receivables. Interest expense increased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to higher funding costs driven by higher market rates and a larger funding base.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended September 30,
	2023			2022
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$7,711	5.36%	$104	$10,057	2.29%	$58
Restricted cash	238	10.65%	7	853	2.25%	5
Investment securities	13,499	3.51%	120	6,000	2.32%	35
Loan receivables(1)
Credit card loans(2)(3)	95,796	15.43%	3,726	81,445	13.56%	2,783
Private student loans	10,274	10.11%	261	10,132	8.26%	211
Personal loans	9,368	12.94%	305	7,408	11.83%	221
Other	4,942	6.95%	87	3,050	5.70%	44
Total loan receivables	120,380	14.44%	4,379	102,035	12.67%	3,259
Total interest-earning assets	141,828	12.90%	4,610	118,945	11.20%	3,357
Allowance for credit losses	(8,063)			(6,758)
Other assets	7,116			5,923
Total assets(4)	$140,881			$118,110
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$39,795	4.09%	410	$25,279	1.97%	125
Money market deposits	8,067	4.41%	90	8,432	1.92%	41
Other interest-bearing savings deposits	51,744	4.31%	561	44,372	1.60%	179
Total interest-bearing deposits	99,606	4.23%	1,061	78,083	1.76%	345
Borrowings
Short-term borrowings	171	5.32%	2	98	1.62%	1
Securitized borrowings(5)(6)(7)	11,161	4.60%	129	10,246	2.79%	72
Other long-term borrowings(6)(7)(8)	8,702	4.32%	96	9,087	4.20%	96
Total borrowings	20,034	4.49%	227	19,431	3.45%	169
Total interest-bearing liabilities	119,640	4.27%	1,288	97,514	2.09%	514
Other liabilities and stockholders' equity(9)	21,241			20,596
Total liabilities and stockholders' equity	$140,881			$118,110
Net interest income			$3,322			$2,843
Net interest margin(10)		10.95%			11.05%
Net yield on interest-earning assets(11)		9.29%			9.48%
Interest rate spread(12)		8.63%			9.11%

	For the Nine Months Ended September 30,
	2023			2022
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$7,907	5.06%	$299	$9,074	1.20%	$81
Restricted cash	299	6.76%	15	556	1.19%	5
Investment securities	12,779	3.42%	327	6,094	2.28%	104
Loan receivables(1)
Credit card loans(2)(3)	92,383	15.21%	10,513	76,832	13.01%	7,475
Private student loans	10,387	9.88%	768	10,225	7.81%	597
Personal loans	8,760	12.69%	831	7,101	11.92%	633
Other	4,396	6.82%	224	2,697	5.60%	113
Total loan receivables	115,926	14.23%	12,336	96,855	12.17%	8,818
Total interest-earning assets	136,911	12.67%	12,977	112,579	10.70%	9,008
Allowance for credit losses	(7,690)			(6,740)
Other assets	6,762			6,014
Total assets(4)	$135,983			$111,853
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$36,828	3.68%	1,014	$21,772	1.73%	281
Money market deposits	8,370	4.08%	255	8,322	1.14%	71
Other interest-bearing savings deposits	50,238	3.87%	1,453	43,476	0.94%	306
Total interest-bearing deposits	95,436	3.81%	2,722	73,570	1.20%	658
Borrowings
Short-term borrowings	58	5.32%	2	300	0.69%	2
Securitized borrowings(5)(6)(7)	10,353	4.20%	325	8,758	2.06%	135
Other long-term borrowings(6)(7)(8)	9,045	4.39%	297	9,233	4.07%	281
Total borrowings	19,456	4.29%	624	18,291	3.05%	418
Total interest-bearing liabilities	114,892	3.89%	3,346	91,861	1.57%	1,076
Other liabilities and stockholders’ equity(9)	21,091			19,992
Total liabilities and stockholders’ equity	$135,983			$111,853
Net interest income			$9,631			$7,932
Net interest margin(10)		11.11%			10.95%
Net yield on interest-earning assets(11)		9.40%			9.42%
Interest rate spread(12)		8.78%			9.13%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $121 million and $99 million of amortization of balance transfer fees for the three months ended September 30, 2023 and 2022, respectively, and $335 million and $261 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the three and nine months ended September 30, 2023 and 2022.
(4)The return on average assets, based on net income, was 0.48% and 0.85% for the three months ended September 30, 2023 and 2022, respectively, and 1.88% and 3.00% for the nine months ended September 30, 2023 and 2022, respectively.
(5)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three and nine months ended September 30, 2023 and 2022.
(6)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and nine months ended September 30, 2023 and 2022.
(7)Includes the impact of terminated derivatives formerly designated as fair value hedges for the three and nine months ended September 30, 2023 and 2022.
(8)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three and nine months ended September 30, 2023 and 2022.
(9)The return on average stockholders' equity, based on net income, was 19% and 29% for the three months ended September 30, 2023 and 2022, respectively, and 24% and 33% for the nine months ended September 30, 2023 and 2022, respectively.
(10)Net interest margin represents net interest income as a percentage of average total loan receivables.
(11)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(12)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	September 30, 2023	December 31, 2022
Credit card loans	$97,389	$90,113
Other loans
Private student loans	10,448	10,308
Personal loans	9,559	7,998
Other loans	5,280	3,701
Total other loans	25,287	22,007
Total loan receivables	122,676	112,120
Allowance for credit losses	(8,665)	(7,374)
Net loan receivables	$114,011	$104,746

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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended September 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064
Additions
Provision for credit losses(1)	1,518	52	93	8	1,671
Deductions
Charge-offs	(1,171)	(40)	(76)	—	(1,287)
Recoveries	198	5	14	—	217
Net charge-offs	(973)	(35)	(62)	—	(1,070)
Balance at September 30, 2023	$7,070	$866	$653	$76	$8,665

	For the Three Months Ended September 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2022	$5,307	$832	$572	$46	$6,757
Additions
Provision for credit losses(1)	649	20	69	5	743
Deductions
Charge-offs	(592)	(29)	(38)	—	(659)
Recoveries	197	6	17	—	220
Net charge-offs	(395)	(23)	(21)	—	(439)
Balance at September 30, 2022	$5,561	$829	$620	$51	$7,061

	For the Nine Months Ended September 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(2)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	3,752	121	211	19	4,103
Deductions
Charge-offs	(3,101)	(111)	(194)	—	(3,406)
Recoveries	602	17	43	—	662
Net charge-offs	(2,499)	(94)	(151)	—	(2,744)
Balance at September 30, 2023	$7,070	$866	$653	$76	$8,665

	For the Nine Months Ended September 30, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	1,395	54	19	7	1,475
Deductions
Charge-offs	(1,720)	(86)	(115)	—	(1,921)
Recoveries	613	18	54	—	685
Net charge-offs	(1,107)	(68)	(61)	—	(1,236)
Balance at September 30, 2022	$5,561	$829	$620	$51	$7,061

(1)Excludes a $31 million and $30 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended September 30, 2023 and 2022, respectively, and $6 million and $1 million for the nine months ended September 30, 2023 and 2022, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.
(2)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2022-02 on January 1, 2023.
The allowance for credit losses was approximately $8.7 billion at September 30, 2023, which reflects a $601 million build over June 30, 2023, and a $1.3 billion build from December 31, 2022. The build in the allowance for credit losses for the three and nine months ended September 30, 2023 was primarily driven by loan growth, increasing delinquencies, and macroeconomic variables impacting household cash flows.

The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at September 30, 2023, we used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2023 at 3.8% and peaking at 4.2% in the fourth quarter of 2024 and (ii) 2.02% growth rate in real gross domestic product in 2023.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, such as high consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its federal funds rate target range substantially during 2022 and the first three quarters of 2023 in an effort to slow economic growth and reduce inflation. Although real GDP growth and labor market conditions have exceeded most economists’ expectations this year, restrictive monetary policy, as manifested in relatively high interest rates, typically precedes weaker consumer credit conditions caused by rising unemployment as economic growth slows. Credit performance in our lending portfolios has evolved in line with our expectations this year, but may weaken if the economy fails to avert a recession in response to tighter credit conditions or other factors. We assessed the prospects for various macroeconomic outcomes in setting our allowance for credit losses.
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
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three and nine months ended September 30, 2023, the provision for credit losses increased by $928 million and $2.6 billion compared to the same periods in 2022, primarily driven by loan growth, increasing delinquencies, and macroeconomic variables impacting household cash flows.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	$	%	$	%	$	%	$	%
Credit card loans	$973	4.03%	$395	1.92%	$2,499	3.62%	$1,107	1.93%
Private student loans	$35	1.32%	$23	0.91%	$94	1.21%	$68	0.89%
Personal loans	$62	2.63%	$21	1.14%	$151	2.30%	$61	1.16%

The net charge-offs and net charge-off rate for credit card loans, private student loans and personal loans increased for the three and nine months ended September 30, 2023, when compared to the same periods in 2022, primarily due to portfolio seasoning.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, and loan receivables that are not accruing interest regardless of delinquency (dollars in millions):

	September 30, 2023		December 31, 2022
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$3,324	3.41%	$2,278	2.53%
Private student loans	$273	2.62%	$212	2.05%
Personal loans	$119	1.24%	$63	0.80%

Total loan receivables	$3,756	3.06%	$2,578	2.30%

Loans 90 or more days delinquent
Credit card loans	$1,527	1.57%	$1,028	1.14%
Private student loans	$65	0.63%	$45	0.43%
Personal loans	$30	0.32%	$16	0.21%

Total loan receivables	$1,637	1.34%	$1,101	0.98%

Loans not accruing interest	$268	0.22%	$214	0.19%

The 30-day and 90-day delinquency rates for credit card loans, private student loans and personal loans at September 30, 2023, increased compared to December 31, 2022, primarily driven by portfolio seasoning.
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended September 30,		2023 vs 2022 Increase		For the Nine Months Ended September 30,		2023 vs. 2022 Increase
	2023	2022	$	%	2023	2022	$	%
Discount and interchange revenue, net(1)	$377	$335	$42	13%	$1,077	$1,023	$54	5%
Protection products revenue	42	42	—	—%	129	128	1	1%
Loan fee income	194	168	26	15%	546	450	96	21%
Transaction processing revenue	82	65	17	26%	221	183	38	21%
Gains (losses) on equity investments	6	(4)	10	(250)%	(11)	(208)	197	(95)%
Other income	21	19	2	11%	71	64	7	11%
Total other income	$722	$625	$97	16%	$2,033	$1,640	$393	24%

(1)Net of rewards, including Cashback Bonus rewards, of $787 million and $811 million for the three months ended September 30, 2023 and 2022, respectively, and $2.3 billion and $2.2 billion for the nine months ended September 30, 2023 and 2022, respectively.

Total other income increased for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to increases in net discount and interchange revenue and loan fee income. The increase in net discount and interchange revenue was primarily driven by lower rewards due to lower promotional rewards. Loan fee income increased primarily due to a higher volume of late payments.
Total other income increased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to smaller losses on equity investments and increases in loan fee income and net discount and interchange revenue. The smaller losses on equity investments were the result of smaller mark-to-market adjustments for equity investments measured at fair value. Loan fee income increased primarily due to a higher volume of late payments. The increase in net discount and interchange revenue was partially offset by an increase in rewards, both of which were driven by higher sales volume.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		2023 vs. 2022 Increase (Decrease)		For the Nine Months Ended September 30,		2023 vs. 2022 Increase (Decrease)
	2023	2022	$	%	2023	2022	$	%
Employee compensation and benefits	$575	$551	$24	4%	$1,788	$1,566	$222	14%
Marketing and business development	283	276	7	3%	792	722	70	10%
Information processing and communications	149	124	25	20%	438	370	68	18%
Professional fees	281	241	40	17%	729	607	122	20%
Premises and equipment	22	22	—	—%	64	70	(6)	(9)%
Other expense	144	154	(10)	(6)%	430	386	44	11%
Total other expense	$1,454	$1,368	$86	6%	$4,241	$3,721	$520	14%

Total other expense increased for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to increases in professional fees, information processing and communications and employee compensation and benefits. Professional fees increased primarily due to increased consulting supporting consumer compliance initiatives. The increase in information processing and communications was driven primarily from investments in technology. The increase in employee compensation and benefits was driven primarily by higher headcount.
Total other expense increased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to increases in employee compensation and benefits, professional fees, marketing and business development and information processing and communications. The increase in employee compensation and benefits was driven primarily by higher headcount. Professional fees increased primarily due to increased consulting supporting consumer compliance initiatives. The marketing and business development increase was due primarily from growth investments in consumer banking products. The increase in information processing and communications was driven primarily from software write-downs and investments in technology.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Income before income taxes	$888	$1,327	$3,314	$4,375
Income tax expense	$205	$314	$762	$1,026
Effective income tax rate	23.1%	23.7%	23.0%	23.5%

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
Funding Sources
Deposits
We obtain deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits"). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. We gather these deposits from retail customers of our bank, many of whom have more than one Discover product. These deposits originate from a large and diverse customer base, and therefore, the majority of these deposit account balances are insured according to the FDIC's insurance limits. Our cost of insuring these deposits is likely to rise as the FDIC recently stated it plans, as required by law, to charge banks a special assessment to cover the cost of losses to the Deposit Insurance Fund incurred after the failure of two domestic banks in March 2023. Brokered deposit products include certificates of deposit and sweep accounts. In accordance with the FDIC final rule on revisions to its brokered deposits regulation, we no longer categorize certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships as brokered for regulatory reporting purposes. At September 30, 2023, we had $81.2 billion of direct-to-consumer deposits and $22.8 billion of brokered deposits, of which there are $82.7 billion of deposit balances due in less than one year and $21.3 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At September 30, 2023, we had $11.0 billion of outstanding public asset-backed securities and $2.9 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended September 30, 2023, the DiscoverSeries three-month rolling average excess spread was 14.42%. The period of ultimate repayment would be determined by the amount and timing of collections received.

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
An early amortization event would impair our liquidity and may require us to utilize our available non-securitization-related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. We have several strategies we can deploy to prevent an early amortization event. For instance, we could add receivables to DCMT, which would reduce our available borrowing capacity at the Federal Reserve discount window. As of September 30, 2023, there were $24.8 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three and nine months ended September 30, 2023. Alternatively, we could employ structured discounting, which was used effectively in 2009 to bolster excess spread and mitigate early amortization risk.
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At September 30, 2023	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$10,820	$2,475	$8,345

The "AAA(sf)" and "Aaa(sf)" ratings of the DCENT DiscoverSeries Class A Notes issued to date have been based, in part, on an FDIC rule, which created a safe harbor that provides that the FDIC, as conservator or receiver, will not use its power to disaffirm or repudiate contracts, seek to reclaim or recover assets transferred in connection with a securitization, or recharacterize assets transferred in connection with a securitization as assets of the insured depository institution, provided such transfer satisfies the conditions for sale accounting treatment under previous GAAP. Although the implementation of Financial Accounting Standards Board Accounting Standards Codification Topic 860, Transfers and Servicing, no longer qualified certain transfers of assets for sale accounting treatment, the FDIC approved a final rule that preserved the safe-harbor treatment applicable to revolving trusts and master trusts, including DCMT, so long as those trusts would have satisfied the original FDIC safe harbor if evaluated under GAAP pertaining to transfers of financial assets in effect prior to December 2009. However, other legislative and regulatory developments may impact our ability or desire to issue asset-backed securities in the future.
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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At September 30, 2023, we had total committed borrowing capacity of $3.3 billion based on the amount and type of assets pledged, of which $1.0 billion of long-term advances were outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.

Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At September 30, 2023	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2024-2032	$3,350
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2023-2031	$148
Discover Bank fixed-rate senior bank notes, maturing 2024-2030	$3,550
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At September 30, 2023, $657 million of interest on our fixed-rate debt is due in less than one year and $1.5 billion of interest is due in one year and thereafter. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for more information on the maturities of our long-term borrowings.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At September 30, 2023, there were no outstanding balances in the federal funds market or under repurchase agreements.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for any contingency funding needs. At September 30, 2023, we had a total committed capacity of $3.5 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them well ahead of their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of September 30, 2023, Discover Bank had $48.7 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We also have access to, and have tested our ability to borrow from, the Federal Reserve's Bank Term Funding Program ("BTFP"), which offers loans up to one year in length collateralized by U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities. As of September 30, 2023, we have no borrowings outstanding under the discount window or the BTFP and reserve this capacity as a source of contingency liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At September 30, 2023, our unused credit arrangements were approximately $231.8 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital.

In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications and global merchant acceptance, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of September 30, 2023, we have debt obligations, common stock and preferred stock outstanding, for which we incur servicing costs. Refer to “— Funding Sources” and “— Capital” for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
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
During the third quarter of 2023, Moody's affirmed our credit ratings, but changed the rating outlook on our senior unsecured debt from "stable" to "negative" following our disclosure of the card product misclassification and the reaching of a consent order with the FDIC on matters related to our compliance management system. The table below reflects our current credit ratings and outlooks:

	Moody’s Investors Service	Standard & Poor's	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Baa2	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Negative	Stable	Stable
Discover Bank
Senior unsecured debt	Baa1	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Negative	Stable	Stable
Subordinated debt	Baa1	BBB-	BBB
Discover Card Execution Note Trust (DCENT)
Class A(1)	Aaa(sf)	AAA(sf)	AAA(sf)

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
Our primary contingency liquidity sources include our liquidity portfolio securities, which we could sell, repo or borrow against, and private securitizations with unused borrowing capacity. In addition, we could borrow FHLB advances by pledging securities to the FHLB of Chicago. Moreover, we have unused borrowing capacity with the Federal Reserve discount window and BTFP, which provide additional sources of contingency liquidity. We seek to maintain sufficient liquidity to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In such an environment, we may also take actions to curtail the size of our balance sheet, which would reduce the need for funding and liquidity.
At September 30, 2023, our liquidity portfolio was composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities issued by U.S. government agencies or U.S. GSEs. These investments, nearly all of which are classified as available-for-sale, are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.

At September 30, 2023, our liquidity portfolio and undrawn credit facilities were $75.5 billion, which was $8.3 billion higher than the balance at December 31, 2022. Our liquidity portfolio and undrawn credit facilities grew primarily as a result of the additional borrowing capacity with the Federal Reserve. During the three and nine months ended September 30, 2023, the average balance of our liquidity portfolio was $20.9 billion and $20.6 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	September 30, 2023	December 31, 2022
Liquidity portfolio
Cash and cash equivalents(1)	$7,917	$7,585
Investment securities(2)	13,269	12,213
Total liquidity portfolio	21,186	19,798
Private asset-backed securitizations(3)	3,500	3,500
Federal Home Loan Bank of Chicago	2,202	1,712
Primary liquidity sources	26,888	25,010
Federal Reserve discount window(3)	48,658	42,268
Total liquidity portfolio and undrawn credit facilities	$75,546	$67,278

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $285 million and $97 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of September 30, 2023 and December 31, 2022, respectively.
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
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum capital levels. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial condition and operating results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory reforms, such as those related to the adoption of the CECL accounting model or those related to the proposed revisions to the Basel Committee's December 2010 framework ("Basel III rules"), may require us to hold more capital and/or adversely impact our capital level. We consider the potential impacts of these reforms in managing our capital position.

DFS and Discover Bank are subject to regulatory capital rules issued by the Federal Reserve and the FDIC, respectively, under the Basel III rules. Under these rules, DFS and Discover Bank are classified as "standardized approach" entities as they are U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. The Basel III rules require DFS and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios.
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
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of risk-weighted assets. For Category IV firms, including DFS, the Federal Reserve calculates each firm's SCB biennially in even-numbered calendar years, and did so in 2022. Based on the results of the 2022 CCAR exercise released by the Federal Reserve, our new SCB was set at 2.5%, the lowest possible requirement, effective October 1, 2022, through September 30, 2023. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year's supervisory stress tests as part of the Federal Reserve's CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm's annual capital plan. On July 27, 2023, the Federal Reserve disclosed SCB requirements to firms subject to Category IV standards that did not opt-in to this year's stress test. Our SCB remains unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
At September 30, 2023, DFS and Discover Bank met the requirements for "well-capitalized" status under the Federal Reserve's Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At September 30, 2023, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure among different companies.

The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	September 30, 2023	December 31, 2022
Total common stockholders' equity(1)	$13,180	$13,288
Less: goodwill	(255)	(255)
Tangible common equity	$12,925	$13,033

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared the following common stock dividends during 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Share
2023
October 16, 2023	November 22, 2023	December 07, 2023	$0.70
July 17, 2023	August 24, 2023	September 07, 2023	0.70
April 17, 2023	May 25, 2023	June 08, 2023	0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$2.70

2022
October 18, 2022	November 23, 2022	December 08, 2022	$0.60
July 20, 2022	August 25, 2022	September 08, 2022	0.60
April 27, 2022	May 26, 2022	June 09, 2022	0.60
January 18, 2022	February 17, 2022	March 03, 2022	0.50
Total common stock dividends			$2.30

Our Board of Directors declared the following Series C preferred stock dividends during 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2023
July 17, 2023	October 13, 2023	October 30, 2023	$27.50
January 17, 2023	April 14, 2023	May 01, 2023	27.50
Total Series C preferred stock dividends			$55.00

2022
July 20, 2022	October 14, 2022	October 31, 2022	$27.50
January 18, 2022	April 15, 2022	May 02, 2022	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2023
July 17, 2023	September 08, 2023	September 25, 2023	$30.625
January 17, 2023	March 08, 2023	March 23, 2023	30.625
Total Series D preferred stock dividends			$61.250

2022
July 20, 2022	September 08, 2022	September 23, 2022	$30.625
January 18, 2022	March 08, 2022	March 23, 2022	30.625
Total Series D preferred stock dividends			$61.250

Our Board of Directors approved a new share repurchase program in April 2023. The new program authorized up to $2.7 billion of share repurchases through June 30, 2024, and replaced the prior $4.2 billion share repurchase program. If and when we repurchase our shares under the program, we may use various methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. During the three months ended September 30, 2023, we did not repurchase any shares. During the nine months ended September 30, 2023, we repurchased approximately 18.1 million shares for approximately $1.9 billion.
The amount and size of any future dividends and share repurchases will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors. As reported in the second quarter of 2023, we have decided to pause share repurchases while an internal review of compliance, risk management and corporate governance is ongoing. See Note 13: Litigation and Regulatory Matters for additional information on the card product misclassification. The declaration and payment of future dividends and the amount thereof are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary (Discover Bank) can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms, such as those that propose to alter the Basel III standards, may require us to hold more capital or could adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.

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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At September 30, 2023, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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

	At September 30, 2023		At December 31, 2022
Basis point change	$	%	$	%
+100	$116	0.86%	$183	1.40%
-100	$(113)	(0.83)%	$(190)	(1.45)%

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
•BTFP: Bank Term Funding Program
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
•EWI: Early Warning Indicator
•FASB: Financial Accounting Standards Board
•FCA: UK Financial Conduct Authority
•FDIC: Federal Deposit Insurance Corporation
•FHLB: Federal Home Loan Bank
•GAAP: Accounting Principles Generally Accepted in the United States
•GLBA: Gramm-Leach-Bliley Act
•LIBOR: London Interbank Offered Rate
•NPI: Nonpublic Personal Information
•OCC: Office of the Comptroller of the Currency
•OCI: Other Comprehensive Income (Loss)
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)(4)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)(4)
July 1 - 31, 2023
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	2,009	$118.11	N/A	N/A
August 1 - 31, 2023
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	36,754	$104.49	N/A	N/A
September 1 - 30, 2023
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	1,666	$90.31	N/A	N/A

Total
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	40,429	$104.59	N/A	N/A

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
(4)Share repurchases were suspended because of an ongoing internal review of compliance, risk management and corporate governance. See "— Liquidity and Capital Resources — Capital" for additional information.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.

Item 5.    Other Information
Insider Trading Arrangements
During the period covered by this report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).
Amended and Restated Company Bylaws
On October 26, 2023, the Company's Board of Directors (the "Board") approved and adopted, effective immediately, amended and restated bylaws of the Company (the "Amended and Restated Bylaws") to: (i) revise provisions regarding adjournment and lists of stockholders entitled to vote at stockholder meetings in light of recent amendments to the Delaware General Corporation Law (the “DGCL”); (ii) update the Company’s bylaws in connection with the SEC rules relating to universal proxy cards (the “Universal Proxy Rules”), including requiring stockholders providing notice pursuant to Rule 14a-19(b) under the Securities Exchange Act of 1934, as amended, to certify to the Company that they have complied with certain requirements under the Universal Proxy Rules no later than five business days prior to the applicable stockholder meeting; (iii) clarify certain representations and agreements that must be completed by proposing stockholders and proposed nominees, as applicable, in connection with a stockholder nomination; (iv) require any stockholder directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white; (v) shortened the period for which a proxy may validly be used from three years to eleven months; (vi) clarify that the power of the Board and the meeting chair to determine and address deficient nominations or proposals; and (vii) make certain other clarifications and administrative, technical or conforming revisions.
The preceding summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.1 to this report and incorporated herein by reference.
Immaterial Restatement of Prior Period Financial Statements
The following tables reflect the impacts of the card product misclassification and subsequent restatements of certain prior period amounts reported on the Company's consolidated financial statements. See Note 18 Immaterial Restatement of Prior Period Financial Statements to the Company's condensed consolidated financial statements for more information on the card product misclassification.
The prior period impacts to the Company's consolidated statements of financial condition were as follows (dollars in millions):

	December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated
Assets
Other assets	$3,906	$72	$3,978
Total assets	$110,242	$72	$110,314

Liabilities and Stockholders' Equity
Liabilities
Accrued expenses and other liabilities	$4,214	$300	$4,514
Total liabilities	$96,834	$300	$97,134

Stockholders' Equity
Retained earnings	$24,766	$(228)	$24,538
Total stockholders' equity	$13,408	$(228)	$13,180
Total liabilities and stockholders' equity	$110,242	$72	$110,314

The prior period impacts to the Company's consolidated statements of income and the related impacts to the consolidated statements of comprehensive income were as follows (dollars in millions):

	For the Three Months Ended March 31, 2022			For the Year Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$320	$(11)	$309	$1,424	$(44)	$1,380
Total other income	$423	$(11)	$412	$2,338	$(44)	$2,294

Other expense
Other expense	$112	$—	$112	$560	$(20)	$540
Total other expense	$1,130	$—	$1,130	$5,236	$(20)	$5,216

Income before income taxes	$1,618	$(11)	$1,607	$5,742	$(24)	$5,718
Income tax expense	$376	$(3)	$373	$1,350	$(6)	$1,344
Net income	$1,242	$(8)	$1,234	$4,392	$(18)	$4,374
Net income allocated to common stockholders	$1,205	$(8)	$1,197	$4,304	$(18)	$4,286
Basic earnings per common share	$4.23	$(0.03)	$4.20	$15.52	$(0.07)	$15.45
Diluted earnings per common share	$4.22	$(0.02)	$4.20	$15.50	$(0.06)	$15.44

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$1,224	$(36)	$1,188	$933	$(21)	$912
Total other income	$2,570	$(36)	$2,534	$1,858	$(21)	$1,837

Income before income taxes	$7,064	$(36)	$7,028	$1,435	$(21)	$1,414
Income tax expense	$1,615	$(9)	$1,606	$294	$(5)	$289
Net income	$5,449	$(27)	$5,422	$1,141	$(16)	$1,125
Net income allocated to common stockholders	$5,351	$(28)	$5,323	$1,104	$(16)	$1,088
Basic earnings per common share	$17.85	$(0.10)	$17.75	$3.60	$(0.05)	$3.55
Diluted earnings per common share	$17.83	$(0.09)	$17.74	$3.60	$(0.06)	$3.54

The prior period impacts to the Company's consolidated statements of changes in stockholders' equity were as follows (dollars in millions):

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Year Ended December 31, 2020
Balance at December 31, 2019	$21,290	$11,859
Net income	$1,141	$1,141
Balance at December 31, 2020	$19,955	$10,884

Restatement Impacts
For the Year Ended December 31, 2020
Balance at December 31, 2019	$(185)	$(185)
Net income	$(16)	$(16)
Balance at December 31, 2020	$(201)	$(201)

As Restated
For the Year Ended December 31, 2020
Balance at December 31, 2019	$21,105	$11,674
Net income	$1,125	$1,125
Balance at December 31, 2020	$19,754	$10,683

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Year Ended December 31, 2021
Balance at December 31, 2020	$19,955	$10,884
Net income	$5,449	$5,449
Balance at December 31, 2021	$24,766	$13,408

Restatement Impacts
For the Year Ended December 31, 2021
Balance at December 31, 2020	$(201)	$(201)
Net income	$(27)	$(27)
Balance at December 31, 2021	$(228)	$(228)

As Restated
For the Year Ended December 31, 2021
Balance at December 31, 2020	$19,754	$10,683
Net income	$5,422	$5,422
Balance at December 31, 2021	$24,538	$13,180

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Twelve Months Ended December 31, 2022
Balance at December 31, 2021	$24,766	$13,408
Net income	$4,392	$4,392
Balance at December 31, 2022	$28,453	$14,590

Restatement Impacts
For the Twelve Months Ended December 31, 2022
Balance at December 31, 2021	$(228)	$(228)
Net income	$(18)	$(18)
Balance at December 31, 2022	$(246)	$(246)

As Restated
For the Twelve Months Ended December 31, 2022
Balance at December 31, 2021	$24,538	$13,180
Net income	$4,374	$4,374
Balance at December 31, 2022	$28,207	$14,344

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Three Months Ended March 31, 2022
Balance at December 31, 2021	$24,766	$13,408
Net income	$1,242	$1,242
Balance at March 31, 2022	$25,833	$13,433

Restatement Impacts
For the Three Months Ended March 31, 2022
Balance at December 31, 2021	$(228)	$(228)
Net income	$(8)	$(8)
Balance at March 31, 2022	$(236)	$(236)

As Restated
For the Three Months Ended March 31, 2022
Balance at December 31, 2021	$24,538	$13,180
Net income	$1,234	$1,234
Balance at March 31, 2022	$25,597	$13,197

The prior period impacts to the Company's consolidated statements of cash flows were as follows (dollars in millions):

	For the Three Months Ended March 31, 2022			For the Year Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$1,242	$(9)	$1,233	$4,392	$(18)	$4,374
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(10)	$(2)	$(12)	$(427)	$(6)	$(433)
Changes in assets and liabilities:
Increase in accrued expenses and liabilities	$219	$11	$230	$1,080	$24	$1,104
Net cash provided by operating activities	$1,734	$—	$1,734	$7,140	$—	$7,140

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$5,449	$(27)	$5,422	$1,141	$(16)	$1,125
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$327	$(9)	$318	$(672)	$(5)	$(677)
Changes in assets and liabilities:
Increase in accrued expenses and liabilities	$410	$36	$446	$136	$21	$157
Net cash provided by operating activities	$6,019	$—	$6,019	$6,196	$—	$6,196

The following tables reflect the impacts of the card product misclassification and subsequent restatements of certain prior period amounts reported on the Parent Company's financial statements.

The prior period impacts to the Parent Company's condensed statement of financial condition were as follows (dollars in millions):

	December 31, 2022			December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Assets
Investments in non-bank subsidiaries	$886	$(246)	$640	$1,209	$(228)	$981
Total assets	$18,553	$(246)	$18,307	$17,740	$(228)	$17,512

Liabilities and Stockholders’ Equity
Stockholders' equity	$14,590	$(246)	$14,344	$13,408	$(228)	$13,180
Total liabilities and stockholders' equity	$18,553	$(246)	$18,307	$17,740	$(228)	$17,512

The prior period impacts to the Parent Company's condensed statements of income and the related impacts to the condensed statements of comprehensive income were as follows (dollars in millions):

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Equity in undistributed net income of subsidiaries	$(224)	$(18)	$(242)	$2,350	$(27)	$2,323
Net income	$4,392	$(18)	$4,374	$5,449	$(27)	$5,422
Comprehensive income	$4,147	$(18)	$4,129	$5,310	$(27)	$5,283

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Impacts	As Restated
Equity in undistributed net income of subsidiaries	$501	$(16)	$485
Net income	$1,141	$(16)	$1,125
Comprehensive income	$1,305	$(16)	$1,289

The prior period impacts to the Parent Company's condensed statements of cash flows were as follows (dollars in millions):

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$4,392	$(18)	$4,374	$5,449	$(27)	$5,422
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	$224	$18	$242	$(2,350)	$27	$(2,323)
Net cash provided by operating activities	$4,425	$—	$4,425	$3,169	$—	$3,169

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$1,141	$(16)	$1,125
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	$(501)	$16	$(485)
Net cash provided by operating activities	$730	$—	$730

Item 6.    Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Discover Financial Services, as amended and restated on October 26, 2023.

10.1	Transition Letter, dated as of August 13, 2023, between Discover Financial Services and Roger C. Hochschild (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on August 14, 2023, and incorporated herein by reference thereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL: (1) Condensed Consolidated Statements of Financial Condition, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Changes in Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL and contained in Exhibit 101.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: October 26, 2023