Form 10-K
period 2023-12-31
Discover Financial Services
filed 2024-02-23
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Smaller Reporting Company	☐
Non-accelerated Filer	☐			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $29,097,770,033.
As of February 16, 2024, there were 250,555,294 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 09, 2024 are incorporated by reference in Part III of this Form 10-K.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended December 31, 2023

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

Part I.
Part I | Item 1.    Business
Introduction
Discover Financial Services (the “Company”) is a digital banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”) and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”). We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, personal loans, home loans and deposit products. We had $128.4 billion in loan receivables and $84.0 billion in deposits issued through direct-to-consumer channels and affinity relationships at December 31, 2023. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to automated teller machines (“ATMs”) domestically and internationally, as well as merchant acceptance throughout the United States of America (“U.S.”) for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
On November 29, 2023, we announced our Board of Directors had authorized management to explore the sale of our private student loan portfolio. We stopped accepting new applications for private student loans February 1, 2024. See “— Operating Model — Digital Banking — Private Student Loans” for more information.
Pending Merger with Capital One Financial Corporation
On February 19, 2024, Discover and Capital One Financial Corporation (“Capital One”) jointly announced that they entered into an agreement and plan of merger (the “Merger Agreement”), under which the companies will combine in an all-stock merger, which values Discover at $35.3 billion. Under the terms of the Merger Agreement, holders of Discover common stock will receive 1.0192 shares of Capital One common stock for each share of Discover common stock they own. Capital One shareholders will own approximately 60% of the combined company and Discover shareholders will own approximately 40% of the combined company. The Merger Agreement contains customary representations and warranties, covenants and closing conditions. The Board of Directors of the combined company will have fifteen directors, consisting of the current twelve Capital One Board members and three Discover Board members to be named at a later date. For more information, see Discover’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024.
Completion of the proposed merger remains subject to approval by the FRB and the Office of the Comptroller of the Currency (“OCC”) and other customary closing conditions, including the approval of both companies’ shareholders.
Available Information
We make available, free of charge through the investor relations page of our internet site www.discover.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of our directors and executive officers, and any amendments to those documents filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934. These filings are available as soon as reasonably practicable after they are filed with or furnished to the SEC.
In addition, the following information is available on the investor relations page of our internet site: (i) our Corporate Governance Guidelines; (ii) our Code of Conduct and Business Ethics; and (iii) the charters of the Audit, Compensation and Leadership Development, Nominating, Governance and Public Responsibility and Risk Oversight Committees of our Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning our principal executive offices: Discover Financial Services, Office of the Corporate Secretary, 2500 Lake Cook Road, Riverwoods, Illinois 60015, United States of America, telephone number (224) 405-0900.
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
Digital Banking
Set forth below are descriptions of the credit cards, private student loans, personal loans, home loans and deposit products issued by our bank subsidiary, Discover Bank.
Credit Cards
We currently offer and issue credit cards to consumers. Our credit card customers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earned on revolving credit card balances comprised approximately 81% of our total interest income for the year ended December 31, 2023. We also charge customers other fees as specified in the cardmember agreements. These may include fees for late payments, returned checks, balance transfer transactions and cash advance transactions.
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
The following chart* shows the Discover card transaction cycle as processed on the Discover Network:
For information on how we market our credit card loans, see “— Credit Risk Management — Account Acquisition (New Customers)” and “— Marketing.”

Private Student Loans
On November 29, 2023, we announced our Board of Directors had authorized management to explore the sale of the private student loan portfolio and transfer servicing of these loans to a third-party servicer. We stopped accepting new applications for private student loans February 1, 2024. Applications received prior to this date will continue to be processed, and pending approval, disbursed under the terms and conditions laid out below. Generally, final disbursements of funds will be completed by December 31, 2024.
All of our private student loans are unsecured and have terms and conditions that vary by type of student loan, and feature fixed or variable interest rates with zero origination fees. Customers can elect to make extra payments to pay their loans off earlier than contractually scheduled without penalty. The loans can feature potential rewards, such as for earning good grades, and we also offer optional in-school payment features where students make payments while in school. The standard repayment period is 15 to 20 years, depending on the type of student loan. Private student loans may include a deferment period, during which interest continues to accrue and customers are not required to make payments while enrolled in school at least half time as determined by the school. This period begins on the date the loan is first disbursed and ends six to nine months (depending on loan type) after the student ceases to be enrolled in school at least half time. As part of the loan approval process, all of our private student loans, except for bar study, residency and private consolidation loans, are certified by and disbursed through the school to ensure students do not borrow more than the cost of attendance less other financial aid.
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
PULSE
Our PULSE network is a leader in debit payments, cash access and account transfers. PULSE links cardholders served by financial institutions to ATMs and point-of-sale (“POS”) terminals located throughout the U.S., including cardholders at financial institutions with which PULSE has direct relationships and through agreements PULSE has with other debit networks. PULSE also provides cash access at ATMs internationally.
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
Network Partners Business
We have agreements with a number of financial institutions including financial technology firms, networks or Network Alliances and commercial service providers for issuance of products or processing of payments on the Discover Global Network. We refer to these financial institutions, networks and commercial service providers as “Network Partners.” We may earn merchant discount and acquirer assessments net of issuer fees paid, in addition to other fees, for processing transactions for Network Partners. We also leverage our payments infrastructure in other ways, such as business-to-business payment processing.
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
Account Acquisition (New Customers)
We acquire new credit card customers through direct mail, internet, media advertising, merchant or partner relationships, or through unsolicited individual applications. We also acquire new personal loan and home loan customers through similar channels. In all cases we have a rigorous process for screening applicants.
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
Product Development
To attract and retain customers and merchants, we continue to develop new programs, features and benefits and market them through various channels, including television, radio, mail and digital. Marketing efforts may promote various features including, but not limited to, no annual fee, Cashback Bonus and promotional offers, as well as various free benefits such as Online Privacy Protection, FICO Credit Score, Freeze it, Spend Analyzer and Social Security Number Alerts. By developing an extensive prospect database, using credit bureau data and using a customer contact strategy and management system, we continuously develop our modeling and customer engagement capabilities that help optimize the product, pricing and channel selection.

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
•Identity Theft Protection includes an initial credit report, credit bureau report monitoring at the three major credit bureaus, alerts to customers when key changes to their credit bureau files are made, provides their credit bureau snapshot, monitoring that notifies a customer if their personal identifying information is shared on the dark web, identity theft insurance of up to $1,000,000 to cover certain expenses due to identity theft and access to knowledgeable professionals who can help resolve issues.
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
Customer Service
Our credit card customers have the option to manage their accounts online via Discover.com, through Discover Mobile applications and by calling our U.S.-based customer service personnel. Our digital solutions offer a range of benefits, which includes, but is not limited to, the following:
•Access to overall credit health tools such as Credit Scorecard, Freeze it, Social Security Number Alerts and New Account Alerts;
•Customer service via multiple communication channels, including messaging and 24/7 telephone customer service; and
•Proactive notifications via email, text messaging and in-app messaging for monitoring transaction activity and account security.

Our private student loan, personal loan, home loan and deposit product customers can utilize our online account services to manage their accounts and to use interactive tools and calculators. Additionally, our card, personal loan and deposit product customers have access to Discover’s Mobile application. Card and deposit product customers that use the mobile application have access to benefits, including Online Privacy Protection. This benefit helps customers to have more control over their personal information online by regularly helping to remove it from select people-search sites that could sell their data.
Processing Services
Our processing services cover four functional areas: card personalization, print/mail, remittance processing and item processing. Card personalization is responsible for the mailing of credit and debit cards for new accounts, replacements and reissues. Print/mail specializes in statement and letter printing and mailing. Remittance processing handles account payments and physical check processing. Item processing handles hard-copy forms and electronic documents, including bank deposits, credit disputes and general correspondence, among other items.
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
Discover Global Network Operations
We support our merchants through a merchant acquiring model that includes direct relationships with large merchants in the U.S. and arrangements with merchant acquirers generally for small- and mid-size merchants. Additionally, Discover Network cards are widely accepted, and acceptance continues to grow in a number of countries around the world on the Diners Club network or through reciprocal acceptance arrangements made with international payment networks (i.e., Network Alliances).
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
Seasonality
In our credit card business, we experience fluctuations in transaction volumes and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns around the winter holidays, summer vacations and back-to-school periods. Historically, in our private student loan business, our loan disbursements peaked at the beginning of a school’s academic semester or quarter; we stopped accepting new applications for private student loans February 1, 2024. Seasonal trends have not caused significant fluctuations in our results of operations or credit quality metrics between quarterly and annual periods.
Revenues in our Diners Club business are generally higher in the first half of the year as a result of Diners Club’s tiered pricing system where licensees qualify for lower royalty rate tiers as cumulative volume grows during the course of the year.
Competition
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including non-traditional providers such as financial technology firms and payment networks, based on several factors, including brand, reputation, customer service, product and service offerings, incentives, pricing, e-commerce and digital wallet participation, and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase, Capital One and Citibank) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include no annual fees, cash rewards, conservative portfolio management and strong, 100% U.S.-based customer service. Competition based on rewards and other card features and benefits continues to be strong. Our personal loan product competes for customers primarily with financial institutions (including Citibank and American Express) and non-traditional lenders (including SoFi and Lending Club). Our home loan product faces competition primarily from national and regional mortgage lenders.
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

Merchant acceptance of the Discover card has increased in the past several years to reach near parity in the U.S. for both the number of merchants enabled for acceptance and the number of merchants actively accepting Discover. However, the legacy perception of lower acceptance still presents limitations in attracting new cardholders and debit card issuers. Most domestically-issued credit cards, other than those issued on the American Express network, are issued on the Visa and MasterCard networks, thus most other card issuers benefit from the dominant market share of Visa and MasterCard. We continue to make investments in expanding Discover and Diners Club acceptance in key international markets where an acceptance gap exists.
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
Human Capital
The success of our business is highly dependent on attracting, retaining and developing employees with the necessary skills and experience to support our customers, our business and our strategy. We employed approximately 21,100 individuals at December 31, 2023, which consisted primarily of full-time employees in the U.S. Additionally, we employ 100% of our customer service agents within the U.S., which we believe offers a distinct competitive advantage.
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
Diversity, Equity and Inclusion
DE&I is a competitive differentiator for companies and something that we continue to advance at Discover. At December 31, 2023, our U.S.-based employee population was composed of 64% Women and 46% People of Color, including 15% who self-identify as Asian, 12% as Hispanic and 15% as Black. Our workforce diversity either meets or exceeds the diversity of the available workforce in each of the metropolitan areas where we have locations.
Our Executive Management Committee and Board of Directors regularly review our DE&I strategy and progress. Our VP, Chief Diversity & Social Impact Officer leads our DE&I office, which manages the development, implementation and monitoring of our enterprise-wide DE&I strategies, programs, initiatives and policies. We strive to incorporate our DE&I principles throughout our human capital management processes, including talent acquisition, learning and development, employee relations, performance management and total rewards (including pay equity).
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
Employee Engagement
Discover is an award-winning workplace, recognized for our inclusive and collaborative culture; examples for 2023 include Fortune’s 100 Best Companies to Work For® and the Disability Equality Index’s Best Places to Work for Disability Inclusion. Employee engagement and satisfaction is core to our talent attraction and retention strategy, which supports our business success. We consistently leverage employee listening to drive continuous improvement throughout our company. In our most recent employee survey conducted in the fourth quarter of 2023, 82% of employees recommended Discover as a great place to work, which places Discover among the top 25% of all companies surveyed by Glint.
Risk Management
We manage risks that affect our customers, financial performance and ability to meet stakeholder and regulatory expectations. We use an enterprise-wide risk management framework to identify, measure, monitor, manage and report these risks. We have made changes throughout 2023 to better ensure compliance with our risk management framework and supporting governance structure. These enhancements will continue throughout 2024 to further demonstrate strong risk management.
Enterprise Risk Management Framework
Our enterprise risk management principles are executed through a risk management framework that is based on industry standards for managing risk and controls. While the detailed activities vary by risk type, there are common process elements that apply across risk types. We seek to apply these elements consistently in the interest of effective and efficient risk management. This framework seeks to link risk processes and infrastructure with the appropriate risk oversight to create a risk management structure that raises risk awareness, reduces impact of potential risk events, improves business decision-making and increases operational efficiency.

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
Accountability
We structure accountability across the three lines of defense model along the principles of risk management execution, oversight and independent validation. As the first line of defense, our business units seek to achieve business objectives while identifying and managing risks that arise from day-to-day operations as well as those driven by change. The principles apply across all businesses and risk types and guide the definition of specific roles and responsibilities.
Independence
Our second and third lines of defense operate independently of the business units. The second line of defense includes our corporate risk management (“CRM”) department, which is led by our Chief Risk Officer (“CRO”), who is appointed by our Board of Directors. The CRM department (i) oversees the establishment of enterprise-level risk management standards and policies; (ii) oversees the processes that are designed to be consistent with the size and complexity of our business, applicable legal and regulatory requirements and industry practices; and (iii) independently tests business units’ compliance with applicable regulatory requirements. Our internal audit department, as the third line of defense, performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across our Company. It also periodically reviews the design and operating effectiveness of our risk management program and processes, including the independence and effectiveness of our CRM function, and reports the results to our Audit Committee of the Board of Directors (“Audit Committee”) and, where appropriate, the Risk Oversight Committee of the Board of Directors (“Risk Oversight Committee”). The Chief Audit Executive reports directly to the Audit Committee and administratively to the Chief Executive Officer (“CEO”).
Defined Risk Appetite
We operate within a risk appetite framework approved by our Board of Directors, which guides an acceptable level of risk-taking relative to desired financial returns, strategic goals and other stakeholder objectives. To that end, limits and escalation thresholds are set consistent with the risk appetite approved by our Board of Directors.
Transparency
We seek to provide transparency of exposures and outcomes, which is core to our risk culture. We provide this risk transparency through our risk committee structure and standardized processes for escalating issues and reporting. This is accomplished at several levels within the organization, including at least quarterly meetings held by our Management Risk Committee and regular reporting to the Risk Oversight and Audit Committees, as well as regular reporting to our Risk sub-committees commensurate with the needs of our businesses. Further, our CRO is a member of our Executive Management Committee.
The following is a more detailed description of our three lines of defense for managing risk, as described in our Enterprise Risk Management Policy.
First Line of Defense
•Business Units: The CEO is ultimately responsible for risk management within our Company. In that capacity, the CEO establishes a risk management culture throughout our Company and ensures that businesses operate in accordance with this risk culture. Our business unit heads are responsible for managing risk associated with their strategic, financial and other business objectives. Business unit heads are responsible for (i) complying with all risk limits and risk policies; (ii) identifying and documenting risks and implementing appropriate controls; (iii) understanding and managing the overall level of risk in their organization, including the impact of the risks being accepted; (iv) explicitly considering risk when developing strategic plans, budgets and new products; (v) implementing appropriate controls when pursuing business strategies and objectives; (vi) ensuring business units test and implement business unit processes, controls and monitoring to support corporate model risk management standards such as documentation standards and reporting standards; (vii) coordinating with CRM to produce relevant, sufficient, accurate and timely risk reporting that is consistent with the processes and methodology established by CRM; (viii) ensuring sufficient resources and qualified personnel are deployed to control the risks inherent in the business activities; and (ix) designating, in consultation with the CRO, a Business Risk Officer to assist with the above.
•Credit Risk Management is responsible for (i) developing, validating and implementing credit policy criteria and predictive loan origination and servicing models in order to optimize the profitability of our lending activities; (ii) ensuring adherence to our credit risk policies and approval limits and that departmental policies, procedures and internal controls are consistent with our defined standards; (iii) ensuring that we manage credit risk within approved limits; and (iv) monitoring performance for both new and existing consumer loan products and portfolios.
Second Line of Defense
•Corporate Risk Management is led by the CRO and supports business units by providing objective oversight of our risk profile. As a member of our senior management team, the CRO chairs our Management Risk Committee. In addition, the CRO has oversight responsibility to establish the CRM function with capabilities to exercise its mandate across all risk categories. Our CRO reports directly to our Risk Oversight Committee and administratively to the CEO. Our CRO provides our Board of Directors and executive management with an independent perspective on (i) the risks to which we are exposed; (ii) how well management is identifying, assessing and managing risk; and (iii) the capabilities we have in place to manage risk across the enterprise. The CRM department participates in our Management Risk Committee and sub-committee meetings to provide an enterprise-wide perspective on risk, governance matters, policies and risk thresholds. The CRM department includes, but is not limited to, teams that are responsible for oversight of enterprise, operational, consumer credit, counterparty credit, market, liquidity, compliance, Bank Secrecy Act/anti-money laundering, third-party and business technology and information security risks, as well as model validation and risk testing functions.
Third Line of Defense
•Internal Audit Department performs periodic, independent reviews and testing of compliance with risk management policies and standards across our Company, as well as assessments of the design and operating effectiveness of these policies and standards. The internal audit department also validates that risk management controls are functioning as intended by reviewing and evaluating the design and operating effectiveness of the CRM program and processes, including the effectiveness of the CRM function. The results of such reviews are reported to our Audit Committee and Risk Oversight Committee. In addition, our Chief Audit Executive is a non-voting member of our Executive Management Committee.
Legal
In addition to the three lines of defense, our legal department plays a significant role in managing our legal risk by, among other things, identifying, interpreting and advising on legal and regulatory risks. The legal department collaborates and coordinates closely with the CRM department and business units. Our legal department also participates in meetings of the Management Risk Committee and the sub-committees of the Management Risk Committee in order to advise on legal and compliance risks and to inform the committees of any relevant legislative and regulatory developments. Further, our Chief Legal Officer is a member of our Executive Management Committee.
Risk Types
We are exposed to a broad set of risks in the course of our business activities due to both internal and external factors, which we segment into seven major risk categories. The first six are defined to be broadly consistent with guidance published by the Federal Reserve and the Basel Committee on Banking Supervision (“BCBS”): credit (consumer and counterparty), market, liquidity, operational, compliance and legal risk. We recognize the seventh, strategic risk, as a separate risk type. We evaluate the potential impact of a risk event on our Company by assessing the financial impact, the impact to our reputation, the legal and regulatory impact and the client/customer impact. In addition, we have established various policies to help govern these risks.

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
Market Risk
Market risk is the risk to our financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, credit spreads or equity prices. Given the nature of our business activities, we are exposed to various types of market risk; in particular interest rate risk, foreign exchange risk and other risks that arise through the management of our investment portfolio. Interest rate risk is more significant relative to other market risk exposures and results from potential mismatches in the repricing term of assets and liabilities (yield curve risk) and volatility in reference rates used to reprice floating-rate instruments (basis risk). Foreign exchange risk is primarily incurred through exposure to currency movements across a variety of business activities and is derived, specifically, from the timing differences between transaction authorizations and settlement.
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
One of our key operational risks is information security, which includes cybersecurity. Our information security program is led by our Chief Information Security Officer (“CISO”) and overseen by our Technology and Information Risk Committee (“TIRC”). The program is designed to safeguard the confidentiality, integrity and availability of information assets. We continuously monitor the cyber threat landscape, internal threats and technological changes to ensure controls are in place to mitigate risks to the organization and our customers. In concert with our lines of business and corporate functions, our enterprise-wide incident management framework enables us to manage risk mitigation activities that stem from incidents; these include governance structure and organization, an incident management program, incident management and escalation principles, requirements for testing and exercising the program, risk management principles and external reporting guidance.
Compliance Risk
Compliance risk is the risk of material financial loss, damage to reputation or negative impact on business strategies that Discover Financial Services and its subsidiaries may suffer as a result of its failure to comply with laws, regulations, rules and key internal policies applicable to the activities of our Company. Compliance risk exposures are actively and primarily managed by our business units in conjunction with our compliance department. Our compliance program governs the management of compliance risk and includes oversight by our Management Risk Committee and Compliance Committee. Our Compliance Management System is in place to ensure we are responding in a timely manner to existing and changing laws, regulations and rules.
Legal Risk
Legal risk arises from the potential that unenforceable contracts, lawsuits or adverse judgments can disrupt or otherwise negatively affect our operations or condition. These risks are inherent in all of our businesses. Legal risk exposures are primarily managed by our business units in conjunction with our legal department Management Risk

Committee and Compliance Committee oversee our legal risk management. Specifically, the legal department is responsible for providing advice, interpreting and identifying developments regarding laws, regulations, regulatory guidance and litigation and setting standards for communicating relevant changes to corporate compliance, business units and internal audit. The legal department also identifies and communicates legal risk associated with new products and business practices.
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
Our Management Risk Committee actively manages strategic risk by monitoring our risk appetite and key risk indicators (“KRIs”), identifying and providing oversight of key risks associated with our business strategies, and working with our Risk Oversight Committee and Board of Directors to identify and manage top strategic risks. Our business units take on and are accountable for managing strategic risk in pursuit of their objectives.
Enterprise Risk Management Activities
Risk Identification
We seek to identify potential exposures that could adversely affect our ability to successfully implement strategies and achieve objectives. To ensure that the full scale and scope of risk exposures from enterprise-wide activities are identified, we seek to identify risk exposures based on (i) significant enterprise-level risks that are strategic, systemic, or emerging in nature, including Company-specific risks that span across multiple lines of business; (ii) granular risk exposures from on-balance sheet and off-balance sheet positions, including concentrations; and (iii) risk exposures from initiatives focused on new, expanded, customized, or modified products, services and processes.
Risk exposures identified through these three approaches are consolidated to create a comprehensive risk inventory. This inventory is leveraged by a number of processes within our Company including stress scenario design and stress testing, capital planning, risk appetite setting and risk modeling. The risk inventory is reviewed and approved at least annually by the Management Risk Committee while sub-committees review the risks mapped to the relevant risk categories for transparency and comprehensive coverage of risk exposures.
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

Risk Management
We have policies and a defined governance structure in place to manage risks. In the event of a risk exposure exceeding established thresholds, management determines appropriate response actions. Responses, which may be taken by the Board of Directors, the Risk Oversight Committee, the Audit Committee, the Management Risk Committee, sub-committees or the CRO, or business units, may include (i) actions to directly mitigate or resolve risk; (ii) actions to terminate any activities resulting in an undesired or unintended risk position; or (iii) actions to prevent, avoid, modify, share or accept a risk position (or activity prior to its occurrence).
Risk Reporting
As the constituents primarily responsible for proactively managing the risks to which they are exposed, our business units and risk and control functions periodically report to the governance committees. The CRM function is responsible for independent reporting on risk matters to various constituencies across our Company on a regular basis. The CRM department periodically provides risk management reporting to the Management Risk Committee, the Audit Committee, the Risk Oversight Committee and the Board of Directors.
Stress Testing
We use stress testing to better understand the range of potential risks, their impacts and the extent to which our Company is exposed. A stress testing framework is employed to provide a comprehensive, integrated and forward-looking assessment of material risks and vulnerabilities. Stress test results provide information for business strategy, risk appetite setting and decisions related to capital actions, contingency capital plans, liquidity buffer, contingency funding plans and balance sheet positioning. Our stress testing framework utilizes a risk inventory, which covers our risk exposures across our defined risk categories. The risk inventory provides a comprehensive view of our vulnerabilities capturing significant risks from the Board of Directors’ and management’s view, granular risks relevant to business units and emerging risks associated with new initiatives.
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
Management and our CRM department monitor approved limits and escalation triggers to ensure that the business is operating within the approved risk appetite. Risk limits are monitored and reported to various risk sub-committees, the Management Risk Committee and our Board of Directors, as appropriate. Through ongoing monitoring of risk exposures, management seeks to be able to identify appropriate risk response and mitigation strategies in order to react dynamically to changing conditions.
Capital Planning
Risk exposures identified through the risk identification process across risk categories and risk types are consolidated to create a comprehensive risk inventory. This inventory is leveraged by a number of processes within our Company including stress scenario design, capital planning, risk appetite setting and risk modeling. The risk inventory is reviewed and approved at least annually by the Capital Planning Committee, the Management Risk Committee and sub-committees to ensure transparency and comprehensive coverage of risk exposures. Our capital planning and management framework encompasses forecasting capital levels, establishing capital targets, monitoring capital adequacy against targets, maintaining appropriate contingency capital plans and identifying strategic options to deploy excess capital.

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
The design and administration of our compensation program provides incentives that seek to appropriately balance risk and financial results in a manner that does not incentivize employees to take imprudent risks, is compatible with effective controls and enterprise-wide risk management and is supported by strong corporate governance, including oversight by our Board of Directors and the Compensation and Leadership Development Committee (“CLDC”) of our Board of Directors. At least annually, the CLDC meets with the CRO to review and discuss the results of the assessment of whether our compensation plans encourage imprudent risk-taking that could threaten the value of, or have a material adverse effect on, our Company or result in a failure to comply with regulatory requirements.
Enterprise Risk Management Governance Structure
Our governance structure is based on the principle that each line of business is responsible for managing risks inherent in its business with appropriate oversight from our senior management and Board of Directors. Various committees are in place to oversee the management of risks across our business. We seek to apply operating principles consistently to each committee. These operating principles are detailed in each committee’s charter, which is approved by its parent committee. Our bank subsidiary has its own risk governance, compliance, auditing and other requirements. Our risk governance framework is designed such that bank-level risk governance requirements are satisfied as well. We are in the process of enhancing and strengthening our management committee structure and risk governance discipline, including the addition, elimination and re-alignment of management committees, to ensure comprehensive coverage.
Board Committee Structure
Board of Directors
Our Board of Directors (i) reviews and approves certain risk management policies; (ii) reviews and approves our capital targets and goals; (iii) reviews and approves our risk appetite framework; (iv) monitors and approves our strategic plan, as appropriate; (v) appoints our CRO and other risk governance function leaders, as appropriate; (vi) receives and reviews reports on any exceptions to the Enterprise Risk Management Policy; and (vii) receives and reviews regulatory examination reports. The Board of Directors receives reports from the Governance and Controls Committee on risks associated with significant regulatory remediation activities, including consent orders, the Audit Committee and Risk Oversight Committee on risk management matters and the CLDC on risks associated with compensation and leadership development.

Governance and Controls Committee of our Board of Directors
Our Governance and Controls Committee was formed in 2023 to assist the Board in fulfilling its respective oversight responsibilities with regard to significant regulatory remediation activities, including consent orders. The committee is responsible for overseeing and monitoring the establishment and timely implementation by management of remediation actions to address specific corrective actions required by the Company’s regulators. It is responsible for overseeing the Company’s Office of Remediation, approving the head of the Office of Remediation and reviewing that individual’s performance. The committee is also responsible for reviewing and approving, or recommending for Board approval, any material amendments to action plans made in response to supervisory feedback, and reviewing and approving any submissions to the Company’s regulators related to compliance with consent orders.
Risk Oversight Committee of our Board of Directors
Our Risk Oversight Committee is responsible for overseeing our risk management policies and the operations of our enterprise-wide risk management framework and our capital planning and liquidity risk management activities. The Committee is responsible for, among other things, (i) approving and periodically reviewing our global risk management policies; (ii) overseeing the operation of our policies and procedures for establishing our risk management governance, risk management procedures, risk appetite metrics and key risk indicators and risk-control infrastructure; (iii) overseeing the operation of processes and systems for implementing and monitoring compliance with such policies and procedures; (iv) receiving and reviewing regular reports from management on items related to operational risk; (v) reviewing and making recommendations to the Board of Directors, as appropriate, regarding our risk management framework, key risk management policies and our risk appetite and tolerance; (vi) receiving and reviewing regular reports from management and our CRO on risk management deficiencies and emerging risks, the status of and changes to risk exposures, policies, procedures and practices and the steps management has taken to monitor and control risk exposures; (vii) receiving reports on compliance with our risk appetite and limit structure and risk management policies, procedures and controls; and (viii) sharing information, liaising and meeting in joint session with the Audit Committee (which it may do through the chairs of the committees) as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
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
Compensation and Leadership Development Committee of our Board of Directors
Our CLDC is responsible for overseeing risk management associated with our compensation and leadership development practices. The Committee receives reporting regarding our compensation practices and evaluates whether these practices encourage excessive risk-taking. As a part of its reviews, the Committee considers input from our CRO and takes into account risk outcomes and the safety and soundness of the Company and Discover Bank. The CLDC receives reporting regarding talent management practices and evaluates risks associated with leadership development and succession planning. With respect to individual performance and compensation oversight, the CLDC’s focus is on executive officers.
Nominating, Governance and Public Responsibility Committee of our Board of Directors
Our Nominating, Governance and Public Responsibility Committee is responsible for overseeing risk management with respect to many of the Company’s governing documents and Board composition. The Committee is responsible for, among other things, (i) evaluating whether the skills necessary for overseeing management and the Company are present on the Board and consistent with the Company’s Corporate Governance Guidelines; (ii) facilitating the Board’s self-evaluation process to ensure the right individuals are on the Board; (iii) overseeing the Company’s engagement efforts with institutional shareholders, which can highlight current and future risks; (iv)

overseeing the Company’s commitment to environmental, social and governance (“ESG”) matters and its ESG strategies; and (v) receiving reports from management with respect to ESG risks and reporting.
Management Risk Committee and Sub-committees Structure
Management Risk Committee
Our Management Risk Committee is an executive management-level committee that establishes and oversees a comprehensive enterprise risk management program, which includes (i) providing a regular forum for representatives of our different functional groups to identify and discuss key risk issues and to recommend to senior management actions that should be taken to manage the level of risk taken by the business lines; (ii) establishing and overseeing an enterprise-wide approach to risk management through the development of our Enterprise Risk Management Policy and the associated oversight framework for the identification, measurement, monitoring, management and reporting of enterprise risk; (iii) communicating our risk appetite and philosophy, including establishing limits and thresholds for managing enterprise-wide risks; and (iv) reviewing, on a periodic basis, our aggregate enterprise-wide risk exposures and the effectiveness of risk identification, measurement, monitoring, management and reporting policies and procedures and related controls within the lines of business.
Our Management Risk Committee has formed and designated a number of sub-committees to assist it in carrying out its responsibilities. These sub-committees, made up of representatives from senior levels of management, escalate issues to our Management Risk Committee. As of December 31, 2023, the sub-committees consisted of the following (except where otherwise indicated, all sub-committees cover both the Company and all of its subsidiaries):
•Credit Committee oversees lending activities for Discover Bank, providing a regular forum for business units to bring forth and discuss key issues.
•Asset and Liability Committee assists in the oversight of the liquidity, funding and market risk management, as well as the execution of strategies to maintain capital adequacy.
•Capital Planning Committee provides oversight of capital management and the development of capital plans for the Company and Discover Bank.
•Challenge Committee assists in ensuring that supervisory findings and enforcement actions are resolved in a timely and appropriate manner.
•Compliance Committee oversees compliance risk management with respect to the business and activities of the Company and its subsidiaries through the Company’s Compliance Management System.

•Counterparty Credit Committee oversees enterprise-wide counterparty credit risk at the Company and its subsidiaries, establishing an enterprise-wide approach to counterparty risk management through development of the Counterparty Credit Risk Management Policy.
•Human Resources Risk Committee assists in the oversight of the Human Resources programs, providing a forum for leaders across the Company’s business areas to evaluate key risks associated with Human Resources programs and employment practices.
•New Initiatives Committee assists in the oversight of new initiatives including new products, services, systems or business processes.
•Operational Risk Committee assists in the oversight of Operational Risk Management, approving and/or overseeing policies, standard, risk appetite and frameworks for operational risk measurement.
•Technology and Information Risk Committee provides oversight, leadership and direction setting concerning data risk, technology risk and information security risk management on an enterprise-wide basis.
•Resolution Planning Committee oversees all aspects of Discover Bank’s resolution planning efforts as defined by the FDIC under the Federal Deposit Insurance Act (“FDIA”).
•Affiliate Transactions Committee provides oversight of transactions between Discover Bank and its affiliates.
Supervision and Regulation
General
Our operations are subject to extensive regulation, supervision and examination under U.S. federal and state laws and regulations, and under the legal or regulatory frameworks of certain foreign jurisdictions. As a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the GLBA, we are subject to supervision, examination and regulation by the Federal Reserve. As a large provider of consumer financial services, we are subject to supervision, examination and regulation of the Consumer Financial Protection Bureau (“CFPB”).
Our bank subsidiary, Discover Bank, is located in the U.S. and is chartered and regulated by the Office of the Delaware State Bank Commissioner (“Delaware Commissioner”) and is also regulated by the FDIC, which insures its deposits up to applicable limits and serves as the bank’s primary federal banking regulator. Discover Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Chicago. Discover Bank offers credit card loans, personal loans and home loans as well as certificates of deposit, savings and checking accounts and other types of deposit accounts.
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
A financial holding company and the non-bank companies under its control are permitted to engage in activities considered financial in nature, incidental to financial activities, or complementary to financial activities, if the Federal Reserve determines that such activities pose no risk to the safety or soundness of depository institutions or the financial system in general. Being a financial holding company under the GLBA requires that the depository institution we control meets certain criteria, including capital, management and Community Reinvestment Act requirements. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) we are required to meet certain capital and management criteria to maintain our status as a financial holding company. Failure to meet the criteria for financial holding company status results in restrictions on new financial activities or acquisitions and could require discontinuance of existing activities that are not otherwise generally permissible for bank holding companies.
Federal Reserve regulations and the FDIA require a bank holding company to serve as a source of strength to its subsidiary bank(s) and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations.

The Dodd-Frank Act addresses risks to the economy and the payments system, especially those posed by large systemically important financial institutions. When the Dodd-Frank Act was first signed into law, all bank holding companies with $250 billion or more in total consolidated assets became subject to enhanced prudential standards. The Dodd-Frank Act was subsequently amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act to provide the Federal Reserve with the authority to impose certain enhanced prudential standards on bank holding companies with total consolidated assets between $100 billion and $250 billion, including DFS, only after issuing a new regulation or order based on a risk-based determination. In October 2019, the federal banking agencies issued final rules that tailored the regulatory requirements in effect at that time related to capital, liquidity and enhanced prudential standards to align with the risk and complexity profiles of banking institutions with total consolidated assets of $100 billion or more. Under the final rules, which became effective in December 2019, DFS is considered a Category IV institution and therefore subject to the least stringent category of enhanced prudential standards for bank holding companies with at least $100 billion in total assets. Among other things, DFS is required to submit to supervisory stress tests every other year rather than annually, is no longer subject to regulations requiring DFS to submit the results of company-run capital stress tests and is no longer subject to the liquidity coverage ratio. However, DFS is still required to submit annual capital plans to the Federal Reserve and remains subject to other core components of enhanced prudential standards, such as risk-management and risk committee requirements and liquidity risk management regulations.
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
On June 23, 2022, the Federal Reserve released results of the 2022 Comprehensive Capital Analysis and Review (“CCAR”) exercise. Discover’s results showed strong capital levels under stress, well above regulatory minimums. These results were used to set the new SCB effective October 1, 2022. On August 4, 2022, the Federal Reserve disclosed the new SCB for DFS to be 2.5%, the lowest possible requirement. In accordance with the capital plan rule amendments, we elected not to participate in the 2023 supervisory stress tests. Nevertheless, we submitted to the Federal Reserve on April 5, 2023, a capital plan based on a forward-looking assessment of income and capital under baseline and stressful conditions. On July 27, 2023, the Federal Reserve disclosed that Discover’s SCB is unchanged at 2.5%, beginning October 1, 2023 through September 30, 2024.
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
Regulatory and supervisory developments, findings and ratings could negatively impact our business strategies or require us to limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.” See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting us. Regulatory developments could also influence our strategies, impact the value of our assets, or otherwise adversely affect our businesses. For more information regarding the regulatory environment and developments under the Dodd-Frank Act, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” and “Risk Factors.”

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
In addition to the supervisory minimum levels of capital described above, Federal Reserve rules applicable to DFS require maintenance of the following minimum capital ratios to be considered “well-capitalized” for certain purposes under Regulation Y (12 CFR 225): (i) a Tier 1 risk-based capital ratio of 6% and (ii) a total risk-based capital ratio of 10%. Our bank subsidiary is required by the FDIC’s Prompt Corrective Action rules to maintain the following minimum capital ratios to be considered “well-capitalized”: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. At December 31, 2023, DFS met all requirements to be deemed “well-capitalized” pursuant to the applicable regulations. For related information regarding our bank subsidiary see “— FDIA” below.
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
Additionally, we are subject to regulatory requirements relative to capital distributions, including common stock dividends and repurchases, imposed by the Federal Reserve as part of its stress testing framework and CCAR program.
For more information on capital planning, including additional conditions and limits on our ability to pay dividends and repurchase our stock, see “— Bank Holding Company Regulation,” “Risk Factors — Operational and Other Risk — We may be limited in our ability to pay dividends on and repurchase our stock,” “Risk Factors — Operational and Other Risk — We are a holding company and depend on payments from our subsidiaries,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” and Note 17: Capital Adequacy to our consolidated financial statements.
FDIA
The FDIA imposes various requirements on insured depository institutions. For example, the FDIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2023, Discover Bank met all applicable requirements to be deemed “well-capitalized.”
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. Under current FDIC regulations, a bank that is less than “well-capitalized” is generally prohibited from soliciting deposits by offering an interest rate that exceeds 75 basis points over the national market average or 120 percent of the current yield on a similar maturity U.S. Treasury obligation plus 75 basis points, whichever is higher. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” As of December 31, 2023, Discover Bank met the FDIC’s definition of a “well-capitalized” institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
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
The FDIA subjects Discover Bank to deposit insurance assessments. In an effort to bolster the reserves of the Deposit Insurance Fund, the Dodd-Frank Act raised the statutory minimum reserve ratio for the Fund to 1.35% and removed the statutory cap for the designated reserve ratio (“DRR”). The FDIA requires the FDIC to designate and publish a DRR annually. For 2023, the DRR was 2.00%. The FDIC also recently amended its deposit insurance regulations to increase initial base deposit insurance assessment rate schedules, beginning with the first quarterly assessment period of 2023, which will raise Discover Bank’s cost of deposit insurance. Further increases may occur in the future. In November 2023, the FDIC’s Board of Directors approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the failure of two domestic banks in March 2023. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024).
Discover Bank is subject to the FDIC’s final rule requiring periodic submission of a resolution plan to the FDIC. In June 2021, the FDIC announced a modified approach to its implementation of certain aspects of its resolution plan rule as it relates to insured depository institutions with $100 billion or more in total assets. Discover Bank is required to submit a resolution plan to the FDIC on a three-year cycle, with its first filing due on December 1, 2022, under the FDIC’s modified approach. Discover Bank submitted its most recent resolution plan to the FDIC in November 2022. In August 2023, the FDIC issued proposed revisions to strengthen the resolution plan rule, including with respect to the content and timing of resolution submissions as well as interim supplements provided to the FDIC. The proposed rule would require full plan submissions from Discover Bank every two years, with more limited supplements filed in off years. The proposed revisions also include updated and new information requirements. Because the rule revisions are not yet final, the impact to Discover Bank remains uncertain until the rulemaking process is complete.
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
Consumer Financial Services
The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the GLBA, the Credit Card Accountability Responsibility and Disclosure Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act and the Dodd-Frank Act. These and other federal laws, among other things, prohibit unfair, deceptive and abusive practices, require disclosures of the cost of credit and other terms of credit and deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide privacy protections, require safe and sound banking operations, restrict our ability to raise interest rates on credit cards, protect customers serving in the military and their dependents and subject us to substantial regulatory oversight. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as DFS. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services.” State and, in some cases, local laws also may regulate in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections.
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
Payment Networks
Our payment networks deliver switching and settlement services to financial institutions and other program participants for a variety of ATM, payment and other electronic banking transactions. These operations are regulated by certain federal and state laws, including banking, privacy and data security laws. Moreover, the Discover and PULSE networks are subject to examination under the oversight of the Federal Financial Institutions Examination Council, an interagency body composed of the federal bank regulators and the National Credit Union Administration. In addition, as our payments business has expanded globally, we are subject to government regulation, both directly and indirectly through regulation affecting network licenses, in countries in which our networks operate or our cards are used. Changes in existing federal, state or international regulation could increase the cost or risk of providing network services, change the competitive environment, or otherwise materially adversely affect our operations. The legal environment regarding privacy and data security is particularly dynamic and any unpermitted handling or disclosure of confidential customer information could have a material adverse impact on our business, including loss of consumer confidence.

The Dodd-Frank Act contains several provisions that are relevant to the business practices, network transaction volume, revenue and prospects for future growth of our debit card network business. The Dodd-Frank Act requires that merchants control the routing of debit transactions and that interchange fees received by certain payment card issuers on debit card transactions be “reasonable and proportional” to the issuer’s cost in connection with such transactions, as determined by the Federal Reserve. The Dodd-Frank Act also requires the Federal Reserve to restrict debit card networks and issuers from requiring debit card transactions to be processed solely on a single payment network or two or more affiliated networks, or from requiring that transactions be routed over certain networks.
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
Information About Our Executive Officers
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Management Committee.

Name	Age	Position

Michael G. Rhodes	58	Chief Executive Officer and President

John T. Greene	58	Executive Vice President, Chief Financial Officer

Daniel P. Capozzi	52	Executive Vice President, President - Consumer Banking

Jason P. Hanson	45	Executive Vice President, President - Payment Services

Hope D. Mehlman	59	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary

Michael E. Roemer	61	Executive Vice President, Chief Risk Officer

Jason J. Strle	47	Executive Vice President, Chief Information Officer

Keith E. Toney	52	Executive Vice President, President - Credit and Decision Management

Michael G. Rhodes is our CEO and President, having joined Discover in February 2024. Prior to joining Discover, Mr. Rhodes was the Group Head, Canadian Personal Banking at TD Bank Group (“TD”). He joined TD in 2011 to lead the North American Credit Card and Merchant Services business, and from 2017 to 2021, he also served as the Group Head, Innovation, Technology and Shared Services. His experience also includes leadership roles at both Bank of America and MBNA America Bank. Mr. Rhodes earned his MBA from the Wharton School at the University of Pennsylvania and holds a bachelor’s degree in engineering from Duke University.

John T. Greene is our Executive Vice President, Chief Financial Officer (“CFO”). He has held this role since September 2019. Prior to joining Discover, Mr. Greene served as executive vice president, chief financial officer and treasurer at Bioverativ, a global biopharmaceutical company. From 2014 to 2016, he was chief financial officer for Willis Group Holdings, which was preceded by more than eight years at HSBC Holdings where he held CFO positions for several divisions, including retail bank and wealth management, insurance and consumer and mortgage lending. He also held various CFO roles in his 12-year tenure with General Electric from 1993 to 2005. Mr. Greene holds a bachelor’s degree in accounting from the State University of New York and an MBA from the Kellogg School of Management at Northwestern University.
Daniel P. Capozzi is our Executive Vice President, President - Consumer Banking. He has held this role since July 2023. In his current role, Mr. Capozzi oversees enterprise marketing, consumer products (US Cards, Lending and Deposits) and customer care operations. Prior to this role, he served as president – US Cards from December 2020 to 2023. In October 2018, he was appointed to the role of executive vice president, president - Credit Operations and Decision Management and also previously served as senior vice president, Credit and Decision Management beginning in June 2017. Since joining Discover in 2007, Mr. Capozzi has held leadership positions in the Deposits business and Corporate Finance. Prior to joining Discover, he held various leadership positions in Finance at Citibank and Bank of America. Mr. Capozzi holds a bachelor’s degree in business administration from Northeastern University.
Jason P. Hanson is our Executive Vice President, President – Payment Services. He has held this role since July 2023, with responsibility for Discover Network, PULSE and Diners Club International. Since joining Discover in 2019, Mr. Hanson has held various leadership positions across Payment Services. Prior to joining Discover, Mr. Hanson held roles as a senior vice president at FIS/WorldPay, as a partner at McKinsey & Company and as an officer in the U.S. Army. Mr. Hanson holds a bachelor’s degree in economics from the United States Military Academy, West Point and an MBA from the University of Chicago Booth School of Business.
Hope D. Mehlman is our Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary. She joined Discover in January 2023 as executive vice president, chief legal officer and general counsel, and became corporate secretary in February 2023. Prior to joining Discover, Ms. Mehlman was executive vice president, general counsel and corporate secretary of Bank of the West and corporate secretary of BNP Paribas USA, Inc., positions she held from 2020 to January 2023. From 2006 to 2020, she held multiple leadership roles at Regions Financial Corp., where she last served as executive vice president, deputy general counsel, chief governance officer and corporate secretary. Ms. Mehlman holds a bachelor’s degree in near eastern studies from Cornell University, a juris doctor from Seton Hall University Law School and a master of laws in taxation from New York University School of Law.
Michael E. Roemer is our Executive Vice President, CRO. He has held this role since July 2021 and previously served as chief compliance officer beginning in February 2021 through December 2021. Prior to joining Discover, Mr. Roemer served as chief compliance officer at Wells Fargo from 2018 to 2020, where he oversaw the transformation of its enterprise compliance function, focusing on regulatory remediation and improvement of compliance risk management. Before that, he was head of compliance at Barclays from 2014 to 2017, where he led the compliance transformation program and served as chief internal auditor from 2012 to 2014. Mr. Roemer holds a bachelor’s degree from St. John’s University and completed the Tuck Executive Program at Dartmouth College.
Jason J. Strle is our Executive Vice President, Chief Information Officer (“CIO”). He has held this role since July 2023. Prior to joining Discover, Mr. Strle served as executive vice president and group CIO for Corporate Functions at Wells Fargo from 2022 to 2023, Consumer Banking, Payments and Digital from 2017 to 2022. Prior to Wells Fargo, he spent almost 13 years with JPMorgan Chase in roles of increasing scope, culminating as CIO of Consumer and Small Business Banking. Mr. Strle holds a bachelor’s degree in computer science from Ohio University in Athens, Ohio.
Keith E. Toney is our Executive Vice President, President – Credit and Decision Management. He has held this role since July 2023 and previously served as executive vice president, president – data and analytics from October 2020 to July 2023. Prior to that, Mr. Toney served as senior vice president, chief data officer beginning in December 2019. From 2017 to 2019, Mr. Toney held leadership positions with The Hartford Financial Services Group, where he last served as senior vice president – product, data science and analytics. Mr. Toney, who also served as chief data scientist at Connexion Point from 2015 to 2017, has more than 20 years of information technology and risk management experience in financial services and analytics. He holds a bachelor’s degree and a master’s degree in mathematics from Ohio State University.

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
Summary
The following is a summary of the most important risks that could materially adversely affect our business, financial condition, cash flows and/or results of operations, and should be read together with the more detailed description of risks that follow:
•Merger Related Risks: The merger is subject to a number of risks, including that the required regulatory approvals may not be obtained in a timely manner, if at all, that the merger may be terminated or abandoned by the parties and that it may be more difficult, costly or time consuming than expected to realize, or that the combined company will fail to realize, the anticipated synergies and benefits of the merger.
•Economic, Regulatory, Enforcement and Litigation: As a consumer financial services and payment services company, we are subject to risks stemming from laws and regulations, compliance therewith and related litigation and an uncertain economic environment.
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
Merger Related Risks
Failure to complete the merger with Capital One could negatively affect our stock price and our future business and financial results.
If our pending merger with Capital One is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative effects on our stock price;
•we may experience negative reactions from our customers and vendors;
•we will have incurred substantial expenses and will be required to pay certain costs relating to the merger, including legal, accounting, and other fees, whether or not the merger is completed;
•our management team will have devoted substantial time and resources to matters relating to the merger, and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to us, which could cause us to lag competitor advances.
In addition, if the Merger Agreement is terminated and we seek another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration Capital One has agreed to provide in the merger.

We will be subject to business uncertainties and contractual restrictions while the merger with Capital One is pending.
Uncertainty about the effect of the merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect our ability to consummate the transactions contemplated by the Merger Agreement on a timely basis without the consent of Capital One. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving corporation following the merger.
Shareholder litigation could prevent or delay the closing of our pending merger with Capital One or otherwise negatively affect our business and operations.
We may incur additional costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with our pending merger with Capital One. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the merger.
We have incurred and are expected to incur substantial costs related to the merger.
We have incurred and expect to incur a number of non-recurring costs associated with the merger. These costs include, or will include, legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filings fees and other regulatory fees, financial printing and other printing costs. Some of these costs are payable by us regardless of whether or not the merger is completed.
Because the market price of Capital One common stock may fluctuate, our stockholders cannot be certain of the precise value of the merger consideration they may receive in our pending merger with Capital One.
At the time our pending merger with Capital One is completed, each issued and outstanding share of our common stock (other than certain shares held by us or Capital One) will be converted into the right to receive 1.0192 shares of Capital One common stock. There will be a time lapse between each of the date of the proxy statement/prospectus for the stockholders’ meeting to approve the merger, the date on which our stockholders vote to approve the merger, and the date on which Discover stockholders entitled to receive shares of Capital One common stock actually receive such shares. The market value of Capital One common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in our and Capital One’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and Capital One’s control. The actual value of the shares of Capital One common stock received by our shareholders will depend on the market value of shares of Capital One common stock at the time the merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the proposed merger with Capital One.
Before the merger with Capital One and the subsequent merger of Capital One, National Association and Discover Bank (the “bank merger”) may be completed, various approvals, consents and non-objections must be obtained from the FRB, the OCC and the Delaware State Banking Commissioner. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reducing the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Merger Agreement, neither us nor Capital One, nor any of their respective subsidiaries, is required to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the merger and the bank merger.
The Merger Agreement between us and Capital One may be terminated in accordance with its terms and the merger may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among other things: (i) approval by each of our shareholders and Capital One’s shareholders of certain matters relating to the merger at each company’s respective special meeting; (ii) the receipt of required regulatory approvals, including the approval of the FRB and the OCC; and (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the Merger Agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite shareholder approvals, or we or Capital One may elect to terminate the Merger Agreement in certain other circumstances.
Combining us and Capital One may be more difficult, costly or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability to realize the anticipated revenue and cost synergies from combining the businesses of us and Capital One. To realize the anticipated revenue and cost synergies from the merger, we and Capital One must successfully integrate and combine businesses in a manner that permits those revenue and cost synergies to be realized without adversely affecting current revenues and future growth. If we and Capital One are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the revenue and cost synergies of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.
We and Capital One have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with merchants, merchant acquirers, clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the merger on the combined company.
The combined company may be unable to retain our and/or Capital One personnel successfully after the merger is completed.
The success of the merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by us and Capital One. It is possible that these employees may decide not to remain with us or Capital One, as applicable, while the merger is pending or with the combined company after the merger is consummated. If we and Capital One are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, we and Capital One could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. We and Capital One also may not be able to locate or retain suitable replacements for any key employees who leave either company.
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
Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $14.4 billion for the year ended December 31, 2023, which was 91% of net revenues (defined as net interest income plus other income), compared to $10.6 billion for the year ended December 31, 2022, which was 80% of net revenues. Economic conditions combined with a competitive marketplace could slow loan growth, resulting in reduced revenue growth from our core digital banking business.
Financial regulatory developments have had an impact and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition.
Under the enhanced prudential standards that apply to bank holding companies, DFS is considered a Category IV institution and therefore subject to the least stringent category of these standards for domestic bank holding companies with at least $100 billion in total assets. However, many of the core components of the regulations implementing enhanced prudential standards continue to apply to DFS. Since 2020, DFS has been subject to slightly more tailored requirements for capital stress testing, liquidity risk management and resolution planning. In addition, proposed changes to the regulatory capital rules issued by the federal banking regulators under the Basel Committee's December 2010 framework (the "Basel III rules"), if adopted as proposed, could require us to maintain additional capital.
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
Compliance expectations and expenditures have steadily and significantly increased for us, and the same is true for other financial services firms, as regulators have escalated their focus on the adequacy of controls to support business operations. We may have to invest further in risk management, compliance and other functions in response to possible regulatory feedback. We may face compliance and regulatory risks if we introduce new or changed products and services or enter into new business arrangements with third-party service providers, alternative payment providers, or other industry participants. Heightened regulatory expectations and increased volume of regulatory changes may generate additional expenses or require significant time and resources to maintain compliance.
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
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including non-traditional providers of financing and payment services such as financial technology firms, based on several factors, including brand, reputation, customer service, product offerings, incentives, pricing, digital payments and other terms. Competition in credit cards is also based on merchant acceptance and the value provided to the customer by rewards programs and other innovations. Many credit card issuers have instituted rewards programs that are similar to ours and, in some cases, could be viewed as more attractive to customers than our programs. These competitive factors affect our ability to attract and retain customers, increase usage of our products and maximize the revenue generated by our products. In addition, because most domestically-issued credit cards, other than those issued by American Express, are issued on the Visa and MasterCard networks, most other card issuers benefit from the dominant position and marketing and pricing power of Visa and MasterCard. The competitive marketplace could result in slower loan growth, resulting in reduced revenue growth from our core digital banking business. If we are unable to compete successfully, or if competing successfully requires us to take aggressive actions in response to competitors’ actions, our financial condition, cash flows and results of operations could be materially adversely affected.
We incur considerable costs in competing with other consumer financial services providers and many of our competitors have greater financial resources than we do, which may place us at a competitive disadvantage and negatively affect our financial results.
We incur considerable costs in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of this cost relates to marketing expenditures and rewards programs. Since 2013 our rewards rate, which represents rewards cost divided by Discover Card sales volume, has increased from less than 1% to 1.40% in 2023. We expect the competitive intensity in the rewards space to continue, which could result in a continued increase in the cost of our rewards programs. Our consumer financial services products compete primarily based on pricing, terms and service. Because of the highly competitive nature of the credit card-issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card.
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
Our costs directly affect our earnings results. Many factors can influence the amount of our costs, as well as how quickly it may increase. Our ongoing investments in infrastructure, including technology such as generative artificial intelligence (“AI”), which may be necessary to maintain a competitive business, integrate newly-acquired businesses and establish scalable operations, increase our costs. In addition, as our business develops, changes or expands, additional costs can arise as a result of a reevaluation of business strategies, management of outsourced services, asset purchases, structural reorganization, compliance with new laws or regulations or the acquisition of new businesses. If we are unable to manage our costs successfully, our financial results will be negatively affected.
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
We also face competition as merchants put pressure on transaction fees. Increasing merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Global Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract and retain network partners who may seek out more cost-effective alternatives from both traditional and non-traditional payment services providers, which may limit our ability to maintain or grow revenues from our proprietary network. In addition, competitors’ settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. Competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies have adversely affected and are expected to continue to adversely affect our PULSE network’s business practices, network transaction volume, revenue and prospects for future growth and entry into new product markets. Visa has entered into arrangements with some merchants and acquirers that have, and are expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act’s network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s business practices and may materially adversely affect its network transaction volume and revenue. PULSE has a pending lawsuit against Visa with respect to these competitive concerns. PULSE’s transaction processing revenue was $303 million and $249 million for the years ended December 31, 2023 and 2022, respectively.

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
In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to retain and attract network partners and maintain or increase the revenues generated by our proprietary card-issuing business or our PULSE business may be materially adversely affected. Our competitive position could also be affected if we are unable to deploy, in a cost effective and competitive manner, technology such as generative AI. Additionally, competitors may develop data security solutions, which as a consequence of the competitors’ market power, we may be forced to use. In that case, our business may be adversely affected as they may be better positioned to absorb the costs over higher volumes or a larger customer base.
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
If we are unsuccessful in maintaining a strong base of network licensees and achieving meaningful global card acceptance, we may be unable to achieve long-term success in our international network business.
We continue to make progress toward achieving increased global card acceptance for the Discover Global Network since we acquired the Diners Club network and related assets in 2008. Achieving global card acceptance would allow our customers, including third-party issuers leveraging the network, to use their cards at merchant and ATM locations around the world.
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
Economic and regulatory challenges facing the student lending business could have a negative effect on our student loan portfolio.
The success of our student loan strategy depends upon our ability to manage the credit risk, pricing, funding, operations, expenses and originations wind-down of our student loan business and compliance with the December 2020 consent order with the CFPB (the “2020 Order”). Our student loan strategy is also impacted by external factors such as the overall economic environment, changes in interest rates and prepayment rates and a challenging regulatory environment for private student loans and student loans generally. For more information on the regulatory environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” and Note 19: Litigation and Regulatory Matters to our consolidated financial statements.

There are several challenges to managing our private student loan business, including (i) economic weakness; (ii) new changes in federal and state laws or regulations; and (iii) other government and regulatory focus on higher education costs, student lending, student loan repayments and student loan servicing. Examples of these challenges include the recent legislative focus on federal student loan debt forgiveness in bankruptcy and current and anticipated legislative proposals in a number of states and the District of Columbia imposing new requirements on private student loan lenders and servicers. These challenges may require us to restructure our private student loan products and servicing activities in ways we may not currently anticipate. In addition, changes that adversely affect the private student loan market generally may negatively impact the profitability of our student loan portfolio.
The potential sale of the Discover Student Loan portfolio and transfer of servicing of such loans to a third-party provider may result in disruptions to our business and operations, and no assurances can be made that such sale and/or servicing transfer will be completed or will be as successful as projected or expected.
In November 2023, we announced that our Board of Directors authorized our management to explore the sale of the Discover Student Loan portfolio and the transfer of servicing of such loans to a third-party provider. The time and effort associated with pursuing such sale and/or transfer may result in disruption to our businesses and operations and/or diversion of management attention from other business concerns, which could impair our relationships with our current employees, customers and strategic partners. If we are unable to retain key employees, including management, who are critical to overseeing, operating and managing our student loan portfolio and the potential sale and servicing transfer of such loans, we could face disruptions in our operations, issues administering and servicing our student loans, challenges complying with the 2020 Order, loss of key information, expertise or know-how and unanticipated additional recruitment costs.
Such sale and/or transfer involves significant risks, execution complexity and uncertainties that could adversely affect our business. These risks, complexities and uncertainties include, among others, (i) the time necessary to evaluate and effect such sale and/or transfer, (ii) the level of interest from buyers or third-party servicers, (iii) the price and other terms upon which buyers are willing to acquire the loans and third-party servicers are willing to service the loans, (iv) our ability to successfully negotiate terms and conditions with buyers and third-party servicers and to satisfy such terms and conditions, (v) buyers’ ability to obtain financing to acquire the loans, (vi) a third-party servicer’s ability to successfully onboard the loans, (vii) potential challenges in separating the assets and operations of the Discover Student Loan business from our other businesses, (viii) requirements and impact of the 2020 Order, (ix) our ability to retain the talent and focus of our key employees dedicated to our student loan portfolio, and (x) the ability of the applicable parties to obtain any required regulatory approvals and other necessary third-party consents. Such sale and/or transfer may require our continued involvement, such as through transition service agreements, guarantees, loan repurchase obligations, loan servicing obligations and indemnities or other current or contingent financial obligations and liabilities. Additionally, such sale and/or transfer may expose us to increased information security risk as we provide data and information access to third parties.
There is no guarantee that (i) the anticipated benefits of such sale and/or transfer will be realized or (ii) we will be able to effectuate such sale and/or transfer at the prices, times, or volumes we desire, or at all. The inability to realize the full extent of the anticipated benefits, issues related to our ability to fully satisfy any post-sale and/or post-transfer obligations related to the Discover Student Loan portfolio and any delays encountered in such sale and/or transfer process, could have an adverse effect upon our capital position, revenues, levels of expenses, regulatory standing and operating results, which may adversely affect the value of our common stock. Also, our Board of Directors may determine that it is in our best interest ultimately not to complete such sale and/or transfer.
Acquisitions, strategic investments or divestitures may not be successful and could disrupt our business, harm our financial condition or reduce our earnings.
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, portfolios of loans or technologies in the future, and we may also divest or explore the sale of businesses, portfolios of loans or technologies from time to time. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance or expensive to fund. Additionally, there is no guarantee that we can obtain any necessary regulatory approvals, obtain any necessary financing or complete transactions on terms that are favorable to us or in a timely manner. We generally must receive federal regulatory approvals before we can acquire a bank, bank holding company, deposits or certain assets or businesses. For additional information regarding bank regulatory limitations on acquisitions and investments, see “Business — Supervision and Regulation — Acquisitions and Investments.”

To the extent we pay the purchase price of any strategic acquisition or investment in cash, it may have an adverse effect on our financial condition. Similarly, if the purchase price is paid with our stock, it may be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction. The repayment or settlement of those liabilities may have an adverse effect on our financial condition. Additionally, a divestiture may result in continued financial obligations, such as through transition service agreements, guarantees, indemnities or other current or contingent financial obligations and liabilities, following the transaction. The satisfaction of these continued financial obligations may also have an adverse effect on our financial condition.
We may not be able to successfully integrate or disaggregate personnel, operations, businesses, products, or technologies of an acquisition, investment or divestiture. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and/or if the business operates in (or involves products or technologies in) a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business, products or technologies. The integration or disaggregation of any acquisition, investment or divestiture may divert management’s time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Additionally, any acquisition, investment or divestiture may expose us to increased information security risk as we integrate new systems that we may not be as familiar with or bring them in line with the requirements of our information security and business continuity programs or provide data and information access to third parties. Acquisitions, investments and divestitures also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors or changes in the economic or regulatory environment. If we fail to integrate acquisitions or investments, divest businesses or realize the expected benefits, we may lose the return on these acquisitions, investments or divestitures or incur additional transaction costs. As a result, our business, reputation and financial condition may be harmed.
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
At December 31, 2023 and 2022, $2.3 billion, or 1.76%, and $1.3 billion, or 1.14%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest, plus loans not accruing interest). Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by household, business, economic and market conditions that may be difficult to predict. When these conditions deteriorate, we may experience reduced demand for credit and increased delinquencies or defaults, including loans which we have securitized and in which we retain a residual interest. The level of nonperforming loans, charge-offs and delinquencies could rise and require additional provision for credit losses. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels or that our allowance for credit losses will be sufficient to cover actual losses.
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
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans, satisfaction of deposit liabilities upon withdrawal or maturity and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could limit financial flexibility and result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $23.3 billion as of December 31, 2023, compared to $19.8 billion as of December 31, 2022. Our total contingent liquidity sources amounted to $69.8 billion as of December 31, 2023, compared to $67.3 billion as of December 31, 2022. As of December 31, 2023, our total contingent liquidity sources consisted of $23.3 billion in our liquidity portfolio, $2.8 billion of undrawn capacity in private securitizations, $2.6 billion in borrowing capacity with the FHLB of Chicago and $41.2 billion in incremental Federal Reserve discount window capacity.
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
A major source of our funds is customer deposits, primarily in the form of savings accounts, certificates of deposits, money market accounts and checking accounts. We obtain deposits from consumers either directly or through affinity relationships and through third-party securities brokerage firms that offer our deposits to their customers. We had $84.0 billion in deposits acquired directly or through affinity relationships and $24.9 billion in deposits originated through securities brokerage firms as of December 31, 2023, compared to $70.5 billion and $21.1 billion, respectively, as of December 31, 2022. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be, significantly affected by general economic conditions. Competition from other financial services firms that use deposit funding, the rates and services we offer on our deposit products and our ability to maintain a high-quality customer experience may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by various factors, including factors beyond our control, such as perceptions about our reputation, brand, or financial strength; quality of deposit servicing or branchless banking generally, which could reduce the number of consumers choosing to place deposits with us; third parties continuing or entering into affinity relationships or marketing arrangements with us; disruptions in technology services or the internet, generally; or third-party securities brokerage firms continuing to offer our deposit products. A severe reputational event at the Company resulting in fines or additional remediation impacts may result in material deposit outflows and limit our ability to attract new deposits. Furthermore, customers may withdraw deposits to ensure that their deposits are fully insured or make investments that have a higher yield. If our customers withdraw their deposits, our funding costs may increase, which may reduce our net interest income and net income.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiary. In certain circumstances, the FDIA prohibits insured banks from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 17: Capital Adequacy to our consolidated financial statements for more information. While our subsidiary, Discover Bank, met the FDIC’s definition of “well-capitalized” as of December 31, 2023 and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our credit card receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables as a significant source of funding as well as for contingent liquidity. The securitization of credit card receivables involves the transfer of credit card receivables to a trust, the transfer of the beneficial interest in those credit card receivables to a second trust through a special purpose entity and the issuance by the second trust of notes to third-party investors collateralized by the beneficial interest in the transferred credit card receivables. Our average level of credit card securitized borrowings from third parties was $10.5 billion and $9.0 billion for the years ended December 31, 2023 and 2022, respectively. There can be no assurance that we will be able to complete additional credit card securitization transactions if the credit card securitization market experiences significant and prolonged disruption or volatility.
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
Changes in interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. Through July 2023, short-term interest rates continued to rise as the Federal Reserve tightened monetary policy further. Although U.S. economic growth remained strong in 2023, financial market participants and the Federal Reserve Board expect that growth will decelerate in 2024 while inflationary pressures and labor market conditions normalize, leading to potential reductions in the federal funds target rate range throughout the year. The timing and pace of interest rate changes is uncertain, however, and will largely depend on trends in inflation, employment, and other macroeconomic factors. Higher interest rates could negatively impact our customers as total debt service payments would increase, impede our ability to grow our consumer lending businesses and increase the cost of our funding, which would put us at a disadvantage as compared to some of our competitors that have less expensive funding sources.

Some of our consumer loan receivables bear interest at a fixed rate or do not earn interest and we are not able to increase the rate on those loans to offset any higher cost of funds, which could materially reduce earnings. At the same time, some of our variable-rate loan receivables are subject to a cap, exposing us to interest-rate risk. In addition, we utilize a combination of fixed- and variable-rate funding from various sources, and we may use derivative instruments to hedge the liabilities. However, timing mismatches between loan receivable growth and funding procurement could expose us to interest-rate risk.
Interest rates may also adversely impact our delinquency and charge-off rates. Many consumer lending products bear interest rates that fluctuate with certain base lending rates published in the market, such as the prime rate and Secured Overnight Financing Rate. As a result, higher interest rates often lead to higher payment requirements by consumers under obligations to us and other lenders, which may reduce their ability to remain current on their obligations to us and thereby lead to loan delinquencies and additions to our credit loss provision, which could materially adversely affect our earnings.
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

Our technologies, systems, networks and software, those of other financial institutions and other firms (such as hardware vendors, cloud providers and others), have been, and are likely to continue to be, the target of increasingly frequent cyber-attacks, malicious code, ransomware, denial of service attacks, phishing and other social engineering, other remote access attacks and physical attacks that could result in unauthorized access, misuse, loss, unavailability or destruction of data (including confidential customer information), account takeovers, identity theft and fraud, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from technological failure or otherwise. Further, our vulnerability to these types of threats may be increased to the extent employees work remotely or in hybrid work arrangements.
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
A reduction in the number of large merchants that accept cards on the Discover Network or PULSE network or in the rates they pay could materially adversely affect our business, financial condition, results of operations and cash flows.
Discover card net transaction dollar volume was concentrated among our top 100 merchants in 2023, with our largest merchant accounting for approximately 6% of that net transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2023, with our largest merchant accounting for approximately 17% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand and could cause customer attrition. In addition, some of our merchants, primarily our remaining small- and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
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
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The fraud environment continues to be challenging for the financial services industry in general. Credit and debit card fraud, identity theft and electronic-transaction related crimes are prevalent and perpetrators are growing ever more sophisticated. More recently, emerging generative AI capabilities, such as synthetic voice and conversation generation, introduced new fraud risks, especially in the form of identity fraud. While we have policies and procedures designed to address such risk, there can be no assurance that losses will not occur. Our resources, customer authentication methods and fraud prevention tools may be insufficient to accurately predict, prevent or detect fraud. Consumer activists and regulators have sought to expand financial institutions’ responsibility to hold customers harmless for fraudulent transactions on their accounts. We incurred fraud losses and other charges of $131 million and $149 million during the years ended December 31, 2023 and 2022, respectively.
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
Technological changes continue to significantly impact the financial services and payment services industries. For example, we may be unsuccessful in deploying new technologies to strengthen our credit underwriting capabilities, enhance the effectiveness of our marketing efforts, ensure acceptance with new payment technologies, enhance customer service, drive efficiencies in back-office functions or reduce fraud. The competitive mobile, e-wallet and tokenization spaces are expected to continue to bring risks and opportunities to both our digital banking and payment services businesses.
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
With remote and hybrid work arrangements, we have become increasingly dependent on third-party service providers, including those with which we have no direct relationship, such as our employees’ internet service providers. If these third-parties experience service disruptions, our operations may be interrupted or negatively impacted.
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
As an issuer and merchant acquirer in the U.S. on the Discover Network and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2023 and 2022.
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
We must comply with an array of banking, consumer lending and payment services laws and regulations in all jurisdictions in which we operate as described more fully in “Business — Supervision and Regulation,” the risk factor entitled "— Financial regulatory developments have and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” In addition, we are subject to inquiries and enforcement actions from states’ attorney general offices and regulation by federal regulators, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. We also are subject to the requirements of entities that set and interpret accounting standards (such as the Financial Accounting Standards Board, the SEC, banking regulators and our independent registered public accounting firm), which may add new requirements or change their interpretations on how standards should be applied. Guidance not yet issued could potentially have a material impact on business lines, as well as how we record and report our financial condition and results of operations, and could have an impact on regulatory capital.
Failure to comply with laws, regulations and standards could lead to adverse consequences such as financial, structural, reputational and operational penalties, including our bank subsidiary being placed in receivership, litigation exposure and disgorgement and fines (as described further below). For example, failure to comply with anti-terrorism, anti-money laundering, anti-bribery and anti-corruption laws, including the USA Patriot Act of 2001, the U.S. Foreign Corrupt Practices Act and other laws regarding corporate conduct, can expose us and/or individual employees to severe criminal and civil penalties.
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
Legal or regulatory pronouncements relating to consumer privacy, data use and security affect our business. We are subject to a number of laws concerning consumer privacy and data use and security enacted by U.S. and non-U.S. governmental and regulatory authorities, such as the European Union’s General Data Protection Regulation, the GLBA, and the California Consumer Privacy Act. Due to recent consumer data compromise events in the U.S., which resulted in unauthorized access to millions of customers’ data, these areas continue to be a focus of the U.S. Executive Branch and Congress, state legislators and attorneys general and other regulators. Developments in this area, such as new laws, regulations, regulatory guidance, litigation or enforcement actions, could result in new or different requirements on Discover and other card issuers or networks that could increase costs or adversely affect the competitiveness of our credit card or debit card products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” for more information. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information or the failure to provide timely notification of a disclosure, could result in litigation, fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.
Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses, oversight and reputation risk.
Consumer banking and payment services institutions have historically been subject to significant legal actions, both from private and government litigants. In addition to regulatory actions, private litigation may include class action lawsuits and commercial, shareholder and patent litigation. Many of these actions have included claims for substantial compensatory, statutory or punitive damages. We have been, currently are, and may again be involved in various actions or proceedings brought by private litigants as well as governmental regulatory and enforcement agencies. This includes the 2020 Order with the CFPB pursuant to which Discover is required to implement a redress and compliance plan in addition to the payment of at least $10 million in consumer redress to consumers who may have been harmed and a $25 million civil money penalty to the CFPB, and the September 2023 consent order by the FDIC with Discover Bank regarding its compliance management system for consumer protection laws pursuant to which Discover Bank has agreed to improve its consumer compliance management system and enhance related corporate governance and enterprise risk management practices, and increase the level of Board oversight over such matters. In addition, we may be subject to further actions, including the imposition of additional consent orders, regulatory agreements or civil money penalties, by governmental regulatory and enforcement agencies regarding similar or other issues. Furthermore, issues with or delays in satisfying the requirements of a regulatory action could affect our progress on others, and failure to satisfy the requirements of a regulatory action on a timely basis could result in additional penalties, enforcement actions, and other negative consequences, including reputational harm, requiring changes to business activities and product offerings, or subjecting us to material fines, penalties, customer restitution or other requirements, resulting in increased expenses. Compliance with existing consent orders, and any other consent orders or regulatory actions, as well as the implementation of their requirements, may increase our expenses, require us to reallocate resources away from growing our existing businesses, subject us to business restrictions, negatively impact our capital and liquidity, require us to undergo significant changes to our business, operations, products and services, and risk management practices, and expose us to private litigation. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on current matters affecting us.
Historically, we have offered customers an arbitration clause in agreements to quickly and economically resolve disputes. The arbitration clause has, in some cases, also limited our exposure to consumer class action litigation, while still being able to resolve individual customer disputes. However, there is no guarantee that we will be able to continue to offer arbitration clauses in the future or that we will be successful in enforcing the arbitration clause in court. Legal challenges to the enforceability of these clauses may cause us to discontinue their use. In addition to court enforceability uncertainty, there have been bills pending in the U.S. Congress to directly or indirectly prohibit the use of pre-dispute arbitration clauses in some or all consumer banking products. Members of Congress have also urged the CFPB to enact rules prohibiting or limiting the use of pre-dispute arbitration clauses.
We may be limited in our ability to pay dividends on and repurchase our stock.
We increased our quarterly common stock dividend in 2023 to $0.70 per share, an increase of $0.10 per share from the previous rate of $0.60 per share and repurchased approximately 6.8% of our outstanding common stock under our share repurchase program in 2023. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon regulatory limitations imposed by the Federal Reserve and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases.” Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid on or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
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
•risks related to the proposed merger with Capital One including, among others, (i) failure to complete the merger with Capital One or unexpected delays related to the merger or the inability of the parties to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) diversion of management’s attention from ongoing business operations and opportunities, (iv) cost and revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (v) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vi) deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, (vii) expenses related to the proposed merger being greater than expected, and (viii) shareholder litigation that could prevent or delay the closing of the proposed merger or otherwise negatively impact our business and operations;
•the actions and initiatives of current and potential competitors;
•our ability to manage our expenses;
•our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants and merchants;
•our ability to sustain our card and personal loan growth;
•our ability to complete the proposed sale of the Discover Student Loan portfolio;
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
•our ability to comply with regulatory requirements, including existing consent orders; and
•new lawsuits, investigations, consent orders or similar matters or unanticipated developments related to current matters.
We routinely evaluate and may pursue acquisitions of, investments in or divestitures from businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
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

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Assessment and Management
Our Information Security Program is led by our CISO and overseen by our TIRC. The program is designed to safeguard the confidentiality, integrity and availability of information assets by monitoring the cyber threat landscape, internal threats and technological changes and through the development of controls to mitigate risk to the organization and our customers.
Our Enterprise Risk Management governance structure is based on the principle that each line of business is responsible for managing risks, including information security risk, inherent in its business.
Our Information Risk Management (“IRM”) department provides second line defense oversight of the Information Security Program in support of senior management and the Board of Directors’ responsibility to provide appropriate risk oversight. Owned by the VP, Information Security and Technology Risk (“VP-ISTR”) in IRM, the Information Security Policy provides a framework for the security of information assets and computer resources and is consistent with our five principles that guide the Company’s approach to risk management: Comprehensiveness, Accountability, Independence, Defined Risk Appetite and Transparency. The Information Security Policy is designed to comply with applicable laws and regulations, such as the GLBA and the Sarbanes-Oxley Act.
Our enterprise-wide incident management framework addresses risk mitigation activities that stem from incidents including governance structure and organization; risk, incident management and escalation principles; requirements for testing and assessing our processes; and external reporting guidance. We conduct internal assessments and engage external assessors, consultants and auditors to help provide assurance and validation of our security controls, as well as alignment to industry norms.
We are also committed to strong third party risk management. Our Third Party Program provides regulatory guidance for managing third party risk and is designed to assist us with the identification, measurement, management, monitoring and reporting of third party risk.
Our Information Security Program requires that employees adhere to our Third Party Information Security Policy, as well as the Third Party Risk Management Policy, which requires review of third-party controls to determine whether such controls meet the objectives of our Third Party Information Security Policy. The IRM team is responsible for seeing that appropriate information security risks are identified and monitored. We rely on many third-party service providers and network participants, including merchants, and, as such, a security breach or cyber attack affecting one of these third parties could impact us.
Incident Management
While we continue to invest in our information security defenses, including cybersecurity defenses, if our security systems or those of third parties are penetrated or circumvented such that the confidentiality, integrity or availability of information about us, our customers, transactions processed on our networks or on third-party networks on our behalf, or third parties with which we do business is compromised, we could be subject to significant liability that may not be covered by insurance, including significant legal and financial exposure, actions by our regulators, damage to our reputation or loss of confidence in the security of our systems, products and services that could materially adversely affect our business. For more information about the risks posed by cybersecurity threats, see “Risk Factors — Operational and Other Risk — If the security of our systems, or the systems of third parties we rely upon, is compromised, our business could be disrupted and we may be subject to significant financial exposure, liability and damage to our reputation.”

Board of Directors Oversight
Our Risk Oversight Committee and Audit Committee are responsible for reviewing and approving our Information Security Program, as well as reviewing the quality and effectiveness of our technology security. These committees are also responsible for reviewing the guidelines and policies for assessing and managing our exposure to risks, including cybersecurity risk, and the steps management takes to monitor and control such exposures. The Risk Oversight Committee and Audit Committee periodically meet to facilitate oversight of risk management matters, including cybersecurity risk. For example, at least five times per year, the committees receive updates from the CISO and VP-ISTR on our Information Security Program.
The Board of Directors regularly devotes time during its meetings to review and discuss the most significant risks facing us over the short-, medium- and long-term, and our responses to those risks, including cybersecurity risks. Within these discussions, the Board of Directors receives updates from senior executives including the CRO and, on an annual basis, the CISO on the risks posed by cybersecurity threats and our information security program. Additionally, the CISO provides annual Information Security training to the Board of Directors. The training covers the regulatory landscape, risk management practices, cyber landscape and threats to us and the roles and responsibilities of management and board members.
Management Oversight
Our Information Security Program is led by our CISO, who reports to our CIO, and overseen by the TIRC, which serves as a sub-committee to the Management Risk Committee. The TIRC provides oversight, leadership and direction for data risks, technology risks and information security. Our CISO leads the Information Security organization and has the overall responsibility of implementing its strategy and objectives to build a strong cyber engineering function. Reporting to the CISO is the Security Intelligence Incident Response Team, which is responsible for managing cybersecurity incidents by leading, designing and implementing threat intelligence, continuous monitoring and rapid response services.
Our CISO has over 20 years of information technology experience with specialization in information security and risk management. Our CISO is a Certified Information Systems Security Professional, Certified Ethical Hacker, a graduate of the Department of Defense Executive Leadership Development Program, a fellow with the American Council of Technology and an adjunct professor at Carnegie Mellon University. He was formerly the CISO at other large financial institutions and a federal agency prior to joining Discover.
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
Item 4.    Mine Safety Disclosures
None.

Part II.
Part II | Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (ticker symbol DFS). As of February 16, 2024, there were approximately 36,645 holders of record of our common stock.
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)(4)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)(4)
October 1-31, 2023
Repurchase program(1)(4)	—	$—	—	$—
Employee transactions(2)	1,080	$89.40	N/A	N/A
November 1-30, 2023
Repurchase program(1)(4)	—	$—	—	$—
Employee transactions(2)	6,818	$83.45	N/A	N/A
December 1-31, 2023
Repurchase program(1)(4)	—	$—	—	$—
Employee transactions(2)	2,624	$98.25	N/A	N/A

Total
Repurchase program(1)(4)	—	$—	—	$—
Employee transactions(2)	10,522	$87.75	N/A	N/A

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

Stock Performance Graph
The following graph compares the cumulative total stockholder return of our common stock, the S&P 500 Financials Index and the S&P 500 Index for the period from December 31, 2018 through December 31, 2023. The graph assumes an initial investment of $100 on December 31, 2018. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

$300
$200
$100
$0
2018
2019
2020
2021
2022
2023
Discover Financial Services
S&P 500 Financials Index
S&P 500 Index

	December 31,
	2018	2019	2020	2021	2022	2023
Discover Financial Services	$100.00	$146.95	$161.76	$209.95	$181.46	$214.51
S&P 500 Financials Index	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04
S&P 500 Index	$100.00	$132.09	$129.77	$175.02	$156.52	$175.46

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2023 and 2022 and for years ended December 31, 2023, 2022 and 2021.
Introduction and Overview
Discover Financial Services (“DFS”) is a digital banking and payment services company. We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, personal loans, home loans and deposit products. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to automated teller machines domestically and internationally and merchant acceptance throughout the United States of America (“U.S.”) for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.
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
2023 Highlights
The highlights below compare results as of and for the year ended December 31, 2023 against results as of and for the year ended December 31, 2022.
•Net income was $2.9 billion, or $11.26 per diluted share, compared to net income of $4.4 billion, or $15.44 per diluted share, in the prior year.
•Total loans grew $16.3 billion, or 15%, to $128.4 billion.
•Credit card loans grew $12.1 billion, or 13%, to $102.3 billion.
•The net charge-off rate for credit card loans increased 185 basis points to 3.90% and the delinquency rate for credit card loans over 30 days past due increased 134 basis points to 3.87%.
•Direct-to-consumer deposits grew $13.5 billion, or 19%, to $84.0 billion.
•Payment Services transaction volume for the segment was $364.6 billion, up 10%.

Outlook
The outlook below provides our current expectations for our financial results for 2024, in comparison to 2023, based on market conditions, the regulatory and legal environment and our business strategies.
•We expect total loans to be relatively flat.
•Based on our expectation of the interest rate environment during 2024, net interest margin is expected to decrease.
•We expect the total net charge-off rate to increase driven by the seasoning of recent vintages with higher delinquencies.
•Total expenses are expected to increase driven by investments in compliance and risk management capabilities. We remain committed to managing expenses while continuing to make investments in profitable long-term growth.
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
In January 2021, the Federal Reserve finalized regulatory amendments that made targeted changes to the capital planning, regulatory reporting and SCB requirements for firms subject to Category IV standards, including DFS, to be consistent with the Federal Reserve’s regulatory tailoring framework. The final rules generally align to instructions the Federal Reserve previously provided to Category IV firms regarding their respective capital plan submissions. The amended rules also provide Category IV firms with the option to submit to supervisory stress tests during off years if they wish for the Federal Reserve to reset the stress test portion of their SCB requirement. The Federal Reserve also revised the scope of application of its existing regulatory guidance for capital planning to align with the tailoring framework. However, the timing and substance of any additional changes to existing guidance or new guidance are uncertain. Moreover, following the failure of three domestic banks during March and April 2023, members of Congress, the President of the United States and various bank regulatory authorities have made public statements indicating a desire for additional prudential regulation for Category IV firms like DFS.
In July 2023, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) issued a proposal to amend the risk-based capital framework (the “Basel III rules”), which includes replacing the current “advanced approach” with a new expanded risk-based approach. In addition, the proposal introduces new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, and would significantly revise risk-based capital requirements for all banking institutions with assets of $100 billion or more, including DFS. If adopted, the new requirements would be effective July 1, 2025 with a three-year transition period.
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
While we cannot currently predict the timing or substance of the finalization of these proposals or other regulatory changes, if any such change were adopted, it would likely revise the regulatory tailoring currently applicable to DFS, otherwise tighten the prudential regulatory requirements that would apply to DFS and increase our expenses.

In June 2022, the Federal Reserve released results of the 2022 Comprehensive Capital Analysis and Review (“CCAR”) exercise. Our capital levels demonstrated resiliency under stress, staying well above regulatory minimums. Based on these results, in August 2022, our new SCB was set at 2.5%, the lowest possible requirement. This new SCB was effective October 1, 2022 through September 30, 2023. In accordance with the capital plan rule amendments, we elected not to participate in the 2023 supervisory stress tests. Nevertheless, on April 5, 2023, we submitted to the Federal Reserve a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. On July 27, 2023, the Federal Reserve disclosed that our SCB was unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024.
London Interbank Offered Rate Transition
In March 2021, the United Kingdom’s Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain the London Interbank Offered Rate ("LIBOR") after December 31, 2021, and the most commonly used U.S. dollar (“USD”) LIBOR settings ceased to be published on a representative basis in July 2023.
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
New originations of variable-rate student loans are indexed solely to 3-month term SOFR, as published by the CME. Our portfolio of outstanding LIBOR-indexed student loans converted to a SOFR index in October 2023.
Consumer Financial Services
The Consumer Financial Protection Bureau (“CFPB”) regulates consumer financial products and services and examines certain providers of consumer financial products and services, including Discover. The CFPB’s authority includes rulemaking, supervisory and enforcement powers with respect to federal consumer protection laws; preventing “unfair, deceptive or abusive acts or practices” (“UDAAP”) and ensuring that consumers have access to fair and transparent financial products and services. Historically, the CFPB’s policy priorities focused on several financial products of the type we offer (e.g., credit cards and other consumer lending products). In addition, the CFPB is required by statute to undertake certain actions including its biennial review of the consumer credit card market.
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

Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government continue to be proposed and enacted to augment consumer data privacy standards and require companies to assess and/or disclose cybersecurity metrics, risks, opportunities, policies and practices. At the federal level, Discover is subject to the Gramm-Leach-Bliley Act (“GLBA”) and its implementing regulations and guidance, which regulate Discover’s use and disclosure of our consumers’ nonpublic personal information (“NPI”). In July 2023, the Securities and Exchange Commission (the “SEC”) adopted rules on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure. For more information on Discover’s cybersecurity program in connection with these rules, see Item 1C. Cybersecurity.
At the state level, the California Consumer Privacy Act ("CCPA"), which became effective in 2020, created a broad set of privacy rights and remedies. The California Privacy Rights Act ("CPRA"), which became effective on January 1, 2023, amends the CCPA, enhancing consumer privacy protections and creating a new California Privacy Protection Agency (“CPPA”). A California court recently issued an order delaying enforcement of the CPRA regulations from July 1, 2023, until March 29, 2024, although the CPPA may still decide to enforce the provisions of the CCPA, as amended. The CPPA has proposed additional regulations around cybersecurity, risk assessment and automated decision-making technology that may impact Discover once they move to more formal rulemaking. Other states continue to pass privacy legislation with New Jersey being the first in 2024. So far, these laws exempt either NPI or financial institutions subject to the GLBA from their scope, so the impact of these state privacy laws on several Discover businesses is limited. We continue to evaluate the impact of the CCPA, as well as other federal and state laws, on our businesses and other providers of consumer financial services, including laws regulating the capture and use of consumer biometrics. For more information on the impact to Discover of data security and privacy laws on regulation, see “Business — Supervision and Regulation” and Item 1A. Risk Factors.
Environmental, Social and Governance Matters
Environmental, social and governance (“ESG”) issues, including climate change, human capital and governance practices, are a significant area of focus by U.S. federal, state and international lawmakers and regulatory agencies, as well as shareholders and other stakeholders. In recent months, there have been substantial legislative and regulatory developments on such issues, including proposed, issued or implemented legislation and rulemakings that would require companies to assess and/or disclose climate and other ESG metrics, risks, opportunities, policies and practices. For example, in March 2022, the SEC proposed climate-related disclosure requirements and in October 2023, three climate disclosure bills were signed in California. The potential impact to us of these legislative and regulatory developments is uncertain at this time, although we expect that the emerging legal and regulatory requirements on ESG issues will result in additional compliance and reporting costs to us.
We continue to monitor and assess the potential impact of these legislative and regulatory developments.
Results of Operations
The discussion below provides a summary of our results of operations and information about our loan receivables as of and for the year ended December 31, 2023, compared to the year ended December 31, 2022. Refer to our annual report on Form 10-K for the year ended December 31, 2022, for discussion of our results of operations and loan receivables information as of and for the year ended December 31, 2022, compared to the year ended December 31, 2021.
Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 22: Segment Disclosures to our consolidated financial statements.

The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Digital Banking
Interest income
Credit card loans	$14,438	$10,632	$8,717
Private student loans	1,033	831	742
Personal loans	1,156	872	878
Other loans	326	167	114
Other interest income	892	362	200
Total interest income	17,845	12,864	10,651
Interest expense	4,746	1,865	1,134
Net interest income	13,099	10,999	9,517
Provision for credit losses	6,018	2,359	218
Other income	2,311	2,118	1,745
Other expense	5,822	5,049	4,549
Income before income taxes	3,570	5,709	6,495
Payment Services
Other income	450	176	789
Other expense	194	167	256
Income before income taxes	256	9	533
Total income before income taxes	$3,826	$5,718	$7,028

The following table presents information on transaction volume (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Network Transaction Volume
PULSE Network	$285,616	$253,072	$247,913
Network Partners	39,671	44,542	40,707
Diners Club(1)	39,299	33,505	25,937
Total Payment Services	364,586	331,119	314,557
Discover Network — Proprietary(2)	224,572	218,738	188,960
Total Network Transaction Volume	$589,158	$549,857	$503,517
Transactions Processed on Networks
Discover Network	3,728	3,617	3,259
PULSE Network	7,705	6,200	5,632
Total Transaction Processed on Networks	11,433	9,817	8,891
Credit Card Volume
Discover Card Volume(3)	$232,785	$224,477	$192,755
Discover Card Sales Volume(4)	$217,914	$210,645	$182,125

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

Digital Banking
Our Digital Banking segment reported pretax income of $3.6 billion for the year ended December 31, 2023, as compared to $5.7 billion for the year ended December 31, 2022.
Net interest income increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily driven by a higher yield on loans and a higher average level of loan receivables, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to higher market rates and a higher average level of loan receivables. Interest expense increased compared to the prior year primarily due to higher funding costs driven by higher market rates and a larger funding base.
For the year ended December 31, 2023, the provision for credit losses increased as compared to the year ended December 31, 2022, primarily driven by loan growth, increasing delinquencies, and macroeconomic variables impacting household cash flows. For a detailed discussion on provision for credit losses, see “— Loan Quality — Provision and Allowance for Credit Losses.”
Total other income for the Digital Banking segment increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases in loan fee income and net discount and interchange revenue. Loan fee income increased primarily due to a higher volume of late payments. The increase in discount and interchange revenue was partially offset by an increase in rewards, both of which were driven by higher sales volume.
Total other expense increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases in employee compensation and benefits, professional fees, other expense and marketing and business development. The increase in employee compensation and benefits was driven primarily by higher headcount. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. Other expense increased mainly due to a reserve for customer remediation. The marketing and business development increase was due primarily from growth investments in consumer banking products.
Discover card sales volume was $217.9 billion for the year ended December 31, 2023, which was an increase of 3.5% as compared to the year ended December 31, 2022. This volume growth was primarily driven by higher consumer spending across most spending categories.
Payment Services
Our Payment Services segment reported pretax income of $256 million for the year ended December 31, 2023, as compared to pretax income of $9 million for the year ended December 31, 2022. The increase in segment pretax income was primarily due to smaller losses on equity investments as a result of smaller mark-to-market adjustments for equity investments measured at fair value.
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

Allowance for Credit Losses
The allowance for credit losses was $9.3 billion at December 31, 2023, which reflects a $1.9 billion build from the amount of the allowance for credit losses at December 31, 2022. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
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
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we measured the impact of altering the weighting of macroeconomic scenarios used in our loss forecast. Our allowance for credit losses would increase by approximately $660 million at December 31, 2023 if we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect continued inflationary pressures, including unsustainably low unemployment and the influence of geopolitical events, as well as high interest rates.
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

Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2023 vs. 2022 Increase (Decrease)		2022 vs. 2021 Increase (Decrease)
	2023	2022	2021	$	%	$	%
Interest income	$17,845	$12,864	$10,651	$4,981	39%	$2,213	21%
Interest expense	4,746	1,865	1,134	2,881	154%	731	64%
Net interest income	13,099	10,999	9,517	2,100	19%	1,482	16%
Provision for credit losses	6,018	2,359	218	3,659	155%	2,141	982%
Net interest income after provision for credit losses	7,081	8,640	9,299	(1,559)	(18)%	(659)	(7)%
Other income	2,761	2,294	2,534	467	20%	(240)	(9)%
Other expense	6,016	5,216	4,805	800	15%	411	9%
Income before income taxes	3,826	5,718	7,028	(1,892)	(33)%	(1,310)	(19)%
Income tax expense	886	1,344	1,606	(458)	(34)%	(262)	(16)%
Net income	$2,940	$4,374	$5,422	$(1,434)	(33)%	$(1,048)	(19)%
Net income allocated to common stockholders	$2,859	$4,286	$5,323	$(1,427)	(33)%	$(1,037)	(19)%

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
Net interest income increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily driven by a higher yield on loans and a higher average level of loan receivables, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to higher market rates and a higher average level of loan receivables. Interest expense increased compared to the prior year primarily due to higher funding costs driven by higher market rates and a larger funding base.

Average Balance Sheet Analysis
(dollars in millions)

	For the Years Ended December 31,
	2023			2022			2021
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$8,192	5.17%	$423	$9,279	1.89%	$175	$14,236	0.13%	$18
Restricted cash	250	7.80%	20	515	1.48%	8	695	0.03%	NM
Other short-term investments	—	—	—	—	—	—	176	0.12%	NM
Investment securities	12,938	3.47%	449	6,988	2.57%	179	8,713	2.09%	182
Loan receivables(1)
Credit card loans(2)(3)	94,205	15.33%	14,438	79,243	13.42%	10,632	69,365	12.57%	8,717
Private student loans	10,382	9.95%	1,033	10,240	8.11%	831	10,057	7.38%	742
Personal loans	9,011	12.83%	1,156	7,295	11.95%	872	6,945	12.64%	878
Other	4,713	6.92%	326	2,895	5.77%	167	2,054	5.57%	114
Total loan receivables	118,311	14.33%	16,953	99,673	12.54%	12,502	88,421	11.82%	10,451
Total interest-earning assets	139,691	12.77%	17,845	116,455	11.05%	12,864	112,241	9.49%	10,651
Allowance for credit losses	(7,936)			(6,820)			(7,351)
Other assets	6,938			6,070			6,237
Total assets(4)	$138,693			$115,705			$111,127
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$38,220	3.89%	$1,485	$23,988	2.02%	$484	$23,928	1.84%	$440
Money market deposits	8,143	4.16%	339	8,453	1.67%	141	8,142	0.53%	43
Other interest-bearing savings deposits	51,366	4.01%	2,062	44,276	1.43%	632	40,912	0.43%	178
Total interest-bearing deposits	97,729	3.98%	3,886	76,717	1.64%	1,257	72,982	0.91%	661
Borrowings
Short-term borrowings	44	10.21%	5	225	0.70%	2	72	0.18%	NM
Securitized borrowings(5)(6)(7)	10,528	4.30%	453	9,060	2.41%	219	9,627	1.06%	102
Other long-term borrowings(6)(7)(8)	9,090	4.43%	402	9,334	4.15%	387	9,888	3.75%	371
Total borrowings	19,662	4.37%	860	18,619	3.26%	608	19,587	2.42%	473
Total interest-bearing liabilities	117,391	4.04%	4,746	95,336	1.96%	1,865	92,569	1.23%	1,134
Other liabilities and stockholders’ equity(9)	21,302			20,369			18,558
Total liabilities and stockholders’ equity	$138,693			$115,705			$111,127
Net interest income			$13,099			$10,999			$9,517
Net interest margin(10)		11.07%			11.04%			10.76%
Net yield on interest-earning assets(11)		9.38%			9.45%			8.48%
Interest rate spread(12)		8.73%			9.09%			8.26%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $468 million, $365 million and $295 million of amortization of balance transfer fees for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the years ended December 31, 2023, 2022 and 2021.
(4)The return on average assets, based on net income, was 2.12%, 3.80% and 4.90% for the years ended December 31, 2023, 2022 and 2021, respectively.
(5)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the years ended December 31, 2023, 2022 and 2021.
(6)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the years ended December 31, 2023, 2022 and 2021.
(7)Includes the impact of terminated derivatives formerly designated as fair value hedges for the years ended December 31, 2023, 2022 and 2021.
(8)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the years ended December 31, 2023 and 2022.
(9)The return on average stockholders’ equity, based on net income, was 21.00%, 32.00% and 43.12% for the years ended December 31, 2023, 2022 and 2021, respectively.
(10)Net interest margin represents net interest income as a percentage of average total loan receivables.
(11)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(12)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis1)
(dollars in millions)

	Year Ended December 31, 2023 vs.			Year Ended December 31, 2022 vs.
	Year Ended December 31, 2022			Year Ended December 31, 2021
	Volume	Rate	Total	Volume	Rate	Total
Increase/(Decrease) in net interest income due to changes in:
Interest-earning assets
Cash and cash equivalents	$(23)	$271	$248	$(9)	$166	$157
Restricted cash	(6)	18	12	—	8	8
Investment securities	191	79	270	(40)	37	(3)
Loan receivables
Credit card loans	2,170	1,636	3,806	1,299	616	1,915
Private student loans	11	191	202	14	75	89
Personal loans	216	68	284	43	(49)	(6)
Other	121	38	159	48	5	53
Total loan receivables	2,518	1,933	4,451	1,404	647	2,051
Total interest income	2,680	2,301	4,981	1,355	858	2,213
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	391	610	1,001	1	43	44
Money market deposits	(5)	203	198	2	96	98
Other interest-bearing savings deposits	116	1,314	1,430	15	439	454
Total interest-bearing deposits	502	2,127	2,629	18	578	596
Borrowings
Short-term borrowings	(2)	5	3	1	1	2
Securitized borrowings	40	194	234	(6)	123	117
Other long-term borrowings	(10)	25	15	(22)	38	16
Total borrowings	28	224	252	(27)	162	135
Total interest expense	530	2,351	2,881	(9)	740	731
Net interest income	$2,150	$(50)	$2,100	$1,364	$118	$1,482

(1)    The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the years ended December 31, 2023, 2022 and 2021 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	December 31,
	2023	2022
Credit card loans	$102,259	$90,113
Other loans
Private student loans	10,352	10,308
Personal loans	9,852	7,998
Other loans	5,946	3,701
Total other loans	26,150	22,007
Total loan receivables	128,409	112,120
Allowance for credit losses	(9,283)	(7,374)
Net loan receivables	$119,126	$104,746

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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Year Ended December 31, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(1)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(2)	5,476	152	363	28	6,019
Deductions
Charge-offs	(4,481)	(155)	(290)	(1)	(4,927)
Recoveries	807	22	56	—	885
Net charge-offs	(3,674)	(133)	(234)	(1)	(4,042)
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283

	For the Year Ended December 31, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(2)	2,233	99	24	13	2,369
Deductions
Charge-offs	(2,417)	(126)	(159)	—	(2,702)
Recoveries	794	23	68	—	885
Net charge-offs	(1,623)	(103)	(91)	—	(1,817)
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374

	For the Year Ended December 31, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(2)	229	67	(75)	6	227
Deductions
Charge-offs	(2,255)	(89)	(190)	—	(2,534)
Recoveries	808	25	70	—	903
Net charge-offs	(1,447)	(64)	(120)	—	(1,631)
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822

(1)Represents the adjustment to the allowance for credit losses as a result of the adoption of Accounting Standards Update (“ASU”) No. 2022-02 on January 1, 2023.
(2)Excludes a $1 million, $10 million and $9 million adjustment to the liability for expected credit losses on unfunded commitments for the years ended December 31, 2023, 2022 and 2021, respectively, as the liability is recorded in accrued expenses and other liabilities in our consolidated statements of financial condition.

The allowance for credit losses was approximately $9.3 billion at December 31, 2023, which reflects a $1.9 billion build from the amount of the allowance for credit losses at December 31, 2022. The build in the allowance for credit losses between December 31, 2023 and December 31, 2022, was primarily driven by loan growth, increasing delinquencies, and macroeconomic variables impacting household cash flows.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at December 31, 2023, we used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2024 at 4.17% and, within our reasonable and supportable period, peaking at 4.26% in the second quarter of 2025 and (ii) 1.36% growth rate in real gross domestic product in 2024.
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
The forecast period we deemed to be reasonable and supportable was 18 months for all periods presented. The 18-months reasonable and supportable forecast period was deemed appropriate given the current economic conditions. For all periods presented, we determined that a reversion period of 12 months was appropriate for the same reason. We applied a weighted reversion method to provide a more reasonable transition to historical losses for all loan products for all periods presented.
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the year ended December 31, 2023, the provision for credit losses increased by $3.7 billion, as compared to the year ended December 31, 2022. The reserve build during the year ended December 31, 2023, was primarily driven by loan growth, increasing delinquencies, and macroeconomic variables impacting household cash flows.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Years Ended December 31,
	2023		2022		2021
	$	%	$	%	$	%
Credit card loans	$3,674	3.90%	$1,623	2.05%	$1,447	2.09%
Private student loans	$133	1.29%	$103	1.00%	$64	0.63%
Personal loans	$234	2.60%	$91	1.25%	$120	1.73%

The net charge-offs and net charge-off rate for credit card loans, private student loans and personal loans increased for the year ended December 31, 2023, when compared to the same periods in 2022, primarily due to portfolio seasoning.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, and loan receivables that are not accruing interest regardless of delinquency (dollars in millions):

	December 31,
	2023		2022
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$3,955	3.87%	$2,278	2.53%
Private student loans	$271	2.62%	$212	2.05%
Personal loans	$143	1.45%	$63	0.80%

Total loan receivables	$4,427	3.45%	$2,578	2.30%

Loans 90 or more days delinquent
Credit card loans	$1,917	1.87%	$1,028	1.14%
Private student loans	$70	0.67%	$45	0.43%
Personal loans	$39	0.40%	$16	0.21%

Total loan receivables	$2,045	1.59%	$1,101	0.98%

Loans not accruing interest	$269	0.21%	$214	0.19%

The 30-day and 90-day delinquency rates for credit card loans, private student loans, and personal loans at December 31, 2023, increased compared to December 31, 2022, primarily driven by portfolio seasoning.
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 4: Loan Receivables to our condensed consolidated financial statements.
Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) (dollars in millions):

At December 31, 2023	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
Credit card loans	$32,250	$54,628	$15,032	$349	$102,259
Private student loans	364	2,083	6,296	1,609	10,352
Personal loans	2,653	6,653	546	—	9,852
Other loans	161	724	2,102	2,959	5,946
Total loan portfolio	$35,428	$64,088	$23,976	$4,917	$128,409

(1)    Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.
At December 31, 2023, approximately $55.9 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $37.0 billion were fixed-rate loans.

Other Income
The following table presents the components of other income (dollars in millions):

	For the Years Ended December 31,			2023 vs. 2022 Increase		2022 vs. 2021 Increase (Decrease)
	2023	2022	2021	$	%	$	%
Discount and interchange revenue, net(1)	$1,447	$1,380	$1,188	$67	5%	$192	16%
Protection products revenue	172	172	165	—	—%	7	4%
Loan fee income	763	632	464	131	21%	168	36%
Transaction processing revenue	303	249	227	54	22%	22	10%
(Losses) gains on equity investments	(9)	(214)	424	205	(96)%	(638)	(150)%
Other income	85	75	66	10	13%	9	14%
Total other income	$2,761	$2,294	$2,534	$467	20%	$(240)	(9)%

(1)Net of rewards, including Cashback Bonus rewards, of $3.1 billion, $3.0 billion and $2.5 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
Total other income increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to smaller losses on equity investments and increases in loan fee income and net discount and interchange revenue. The smaller losses on equity investments were the result of smaller mark-to-market adjustments for equity investments measured at fair value. Loan fee income increased primarily due to a higher volume of late payments. The increase in discount and interchange revenue was partially offset by an increase in rewards, both of which were driven by higher sales volume.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Years Ended December 31,			2023 vs. 2022 Increase (Decrease)		2022 vs. 2021 Increase (Decrease)
	2023	2022	2021	$	%	$	%
Employee compensation and benefits	$2,434	$2,139	$1,986	$295	14%	$153	8%
Marketing and business development	1,164	1,035	810	129	12%	225	28%
Information processing and communications	608	513	500	95	19%	13	3%
Professional fees	1,041	871	797	170	20%	74	9%
Premises and equipment	89	118	92	(29)	(25)%	26	28%
Other expense	680	540	620	140	26%	(80)	(13)%
Total other expense	$6,016	$5,216	$4,805	$800	15%	$411	9%

Total other expense increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases in employee compensation and benefits, professional fees, other expense and marketing and business development. The increase in employee compensation and benefits was driven primarily by higher headcount. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. Other expense increased mostly due to a reserve for customer remediation. The marketing and business development increase was due primarily from growth investments in consumer banking products.

Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.5	3.4	3.2
Tax credits	(2.0)	(1.3)	(1.2)
Other	0.6	0.4	(0.1)
Effective income tax rate	23.1%	23.5%	22.9%

Income tax expense	$886	$1,344	$1,606

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
Funding Sources
Deposits
We obtain deposits from consumers directly or through affinity relationships (“direct-to-consumer deposits”). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers (“brokered deposits”). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. We gather these deposits from retail customers of our bank, many of whom have more than one Discover product. These deposits originate from a large and diverse customer base, and therefore, the majority of these deposit account balances are insured according to the FDIC’s insurance limits. Our cost of insuring these deposits in the fourth quarter reflects the FDIC special assessment, which was immaterial for the year ended December 31, 2023, to cover the cost of losses to the Deposit Insurance Fund incurred after the failure of two domestic banks in March 2023. Brokered deposit products include certificates of deposit and sweep accounts. In accordance with FDIC guidance, we do not categorize certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships as brokered for regulatory reporting purposes. At December 31, 2023, we had $84.0 billion of direct-to-consumer deposits and $24.9 billion of brokered deposits, of which there are $89.2 billion of deposit balances due in less than one year and $19.7 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller’s interest. During 2023, we added $4.5 billion of credit card loan receivables to the securitization trust, which increased seller’s interest. As of December 31, 2023, there were $30.4 billion of credit card receivables in the trust. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller’s interest and subordinated classes of DCENT DiscoverSeries notes. At December 31, 2023, we had $11.7 billion of outstanding public asset-backed securities and $3.1 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended December 31, 2023, the DiscoverSeries three-month rolling average excess spread was 14.75%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At December 31, 2023	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$11,678	$3,225	$8,453

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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. As of December 31, 2023, we had total committed borrowing capacity of $3.6 billion based on the amount and type of assets pledged, of which $1.0 billion of long-term advances were outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings — Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At December 31, 2023	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2024-2032	$3,350
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2025-2031	$140
Discover Financial Services (Parent Company) fixed to floating-rate senior notes, maturing 2034	$1,000
Discover Bank fixed-rate senior bank notes, maturing 2024-2030	$3,550
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At December 31, 2023, $732 million of interest on our fixed-rate debt is due in less than one year and $2.2 billion of interest is due in one year and thereafter. See Note 9: Long-Term Borrowings to our consolidated financial statements for more information on the maturities of our long-term borrowings.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At December 31, 2023, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, we have access to short-term advance structures through privately placed asset-backed securitizations. At December 31, 2023, there were $750 million of short-term advances outstanding from private asset-backed securitizations.

Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for any contingency funding needs. At December 31, 2023, we had a total committed capacity of $3.5 billion, $750 million of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them well ahead of their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2023, Discover Bank had $41.2 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. We also have access to, and have tested our ability to borrow from, the Federal Reserve’s Bank Term Funding Program (“BTFP”), which offers loans up to one year in length collateralized by U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities. As of December 31, 2023, we have no borrowings outstanding under the discount window or the BTFP and reserve this capacity as a source of contingency liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal, and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At December 31, 2023, our unused credit arrangements were approximately $229.8 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications, and global merchant acceptance, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of December 31, 2023, we have debt obligations, common stock and preferred stock outstanding, for which we incur servicing costs. Refer to “— Funding Sources” and “— Capital” for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
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
We employ a variety of metrics to monitor and manage liquidity. We utilize early warning indicators (“EWIs”) to detect emerging liquidity stress events. The EWIs include both idiosyncratic and systemic measures and are monitored daily and reported to the ALCO regularly. A warning from one or more of these indicators triggers prompt review and decision-making by our senior management team and, in certain instances, may lead to the convening of a senior-level response team and activation of our contingency funding plan.
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
At December 31, 2023, our liquidity portfolio was composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities issued by U.S. government agencies or U.S. GSEs. These investments, nearly all of which are classified as available-for-sale, are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.
At December 31, 2023, our liquidity portfolio and undrawn credit facilities were $69.8 billion, which was $2.5 billion higher than the balance at December 31, 2022. Our liquidity portfolio and undrawn credit facilities grew primarily as a result of an increase in cash and cash equivalents. During the years ended December 31, 2023 and 2022, the average balance of our liquidity portfolio was $21.0 billion and $16.3 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	December 31,
	2023	2022
Liquidity portfolio
Cash and cash equivalents(1)	$9,815	$7,585
Investment securities(2)	13,439	12,213
Total liquidity portfolio	23,254	19,798
Private asset-backed securitizations(3)	2,750	3,500
Federal Home Loan Bank of Chicago	2,551	1,712
Primary liquidity sources	28,555	25,010
Federal Reserve discount window(3)	41,199	42,268
Total liquidity portfolio and undrawn credit facilities	$69,754	$67,278

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $320 million and $97 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2023 and 2022, respectively.
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
Under regulatory capital requirements adopted by the Federal Reserve and the FDIC, DFS, along with Discover Bank, must maintain minimum capital levels. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a direct material effect on our financial condition and operating results. We must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory guidance and regulations. Current or future legislative or regulatory reforms, such as those related to the adoption of the CECL accounting model or those related to the proposed revisions to the Basel Committee’s December 2010 framework (“Basel III rules”), may require us to hold more capital and/or adversely impact our capital level. We consider the potential impacts of these reforms in managing our capital position.
DFS and Discover Bank are subject to regulatory capital rules issued by the Federal Reserve and the FDIC, respectively, under the Basel III rules. Under these rules, DFS and Discover Bank are classified as “standardized approach” entities as they are U.S. banking organizations with consolidated total assets over $50 billion but not exceeding $250 billion and consolidated total on-balance sheet foreign exposures less than $10 billion. The Basel III rules require DFS and Discover Bank to maintain minimum risk-based capital and leverage ratios and define what constitutes capital for purposes of calculating those ratios.
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
Federal Reserve rules impose limitations on DFS’ capital distributions if we do not maintain our risk-based capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. We are required to assess whether DFS’ planned capital actions are consistent with the effective capital distribution limitations that will apply on a pro-forma basis throughout the planning horizon.
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
At December 31, 2023, DFS and Discover Bank met the requirements for “well-capitalized” status under the Federal Reserve’s Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders’ equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At December 31, 2023, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure among different companies.
The following table reconciles total common stockholders’ equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	December 31,
	2023	2022
Total common stockholders’ equity(1)	$13,772	$13,288
Less: goodwill	(255)	(255)
Tangible common equity	$13,517	$13,033

(1)Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.

Our Board of Directors declared the following common stock dividends during 2023, 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share
2023
October 16, 2023	November 22, 2023	December 07, 2023	$0.70
July 17, 2023	August 24, 2023	September 07, 2023	0.70
April 17, 2023	May 25, 2023	June 08, 2023	0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$2.70

2022
October 18, 2022	November 23, 2022	December 08, 2022	$0.60
July 20, 2022	August 25, 2022	September 08, 2022	0.60
April 27, 2022	May 26, 2022	June 09, 2022	0.60
January 18, 2022	February 17, 2022	March 03, 2022	0.50
Total common stock dividends			$2.30

2021
October 19, 2021	November 24, 2021	December 09, 2021	$0.50
July 20, 2021	August 19, 2021	September 02, 2021	0.50
April 20, 2021	May 20, 2021	June 03, 2021	0.44
January 19, 2021	February 18, 2021	March 04, 2021	0.44
Total common stock dividends			$1.88

On January 16, 2024, we declared a quarterly cash dividend on our common stock of $0.70 per share, payable on March 7, 2024 to holders of record on February 22, 2024, which is consistent with the quarterly amount paid in 2023.
Our Board of Directors declared the following Series C preferred stock dividends during 2023, 2022 and 2021:

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

On January 16, 2024, we declared a semi-annual cash dividend on our Series C and Series D preferred stock of $27.50 and $30.625 per depositary share, respectively, payable on April 30, 2024 and March 25, 2024, respectively, to holders of record on April 15, 2024 and March 8, 2024, respectively.
Our Board of Directors approved a new share repurchase program in April 2023. The new program authorized up to $2.7 billion of share repurchases through June 30, 2024, and replaced the prior $4.2 billion share repurchase program. If and when we repurchase our shares under the program, we may use various methods including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. During the three months ended December 31, 2023, we did not repurchase any shares. During the year ended December 31, 2023, we repurchased approximately 18.1 million shares, or 6.8% of our outstanding common stock as of December 31, 2022, for $1.9 billion.
The amount and size of any future dividends and share repurchases will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors. As reported in the second quarter of 2023, we have decided to pause share repurchases while an internal review of compliance, risk management and corporate governance is ongoing. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for additional information on the card product misclassification. The declaration and payment of future dividends and the amount thereof are subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary (Discover Bank) can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms, such as those that propose to alter the Basel III standards, may require us to hold more capital or could adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.

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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At December 31, 2023, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest-rate-sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Net interest income sensitivity simulations require assumptions regarding market conditions, consumer behavior and the growth and composition of our balance sheet. Our view of market conditions utilizes the implied forward interest rate projection at the beginning of our analysis horizon. This view serves as the base for interest rate risk simulations. We apply rate shocks to the base implied forward curve to measure our overall interest rate sensitivity position. Our view of balance sheet composition and growth utilizes our corporate forecast. On at least a quarterly basis, we create a corporate forecast that incorporates receivable growth and seasonality. The appropriate level of funding is projected and utilizes a diverse mix of instruments with issuance based on expected market conditions. At the same time, optimal levels of liquidity are maintained in accordance with internal guidelines. The degree by which our deposit rates change when benchmark interest rates change, our deposit “beta,” is one of the most significant of these assumptions. Assumptions about deposit beta and other matters are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented below. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term interest rates relative to long-term rates, balance sheet composition, competitor actions affecting pricing decisions in our loans and deposits, the mix of promotional balances in our card portfolio, the level of interest charge-offs and recoveries, the influence of loan repayment rates on revolving balances and strategic actions undertaken by our management.
We have taken actions to bring our net interest income sensitivity closer to neutral as the Federal Reserve has slowed its pace of monetary policy tightening and the outlook for near-term U.S. economic growth may be weakening. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities. These numbers do not include a sale of the private student loan portfolio (dollars in millions):

	December 31,
	2023		2022
Basis point change	$	%	$	%
+100	$161	1.17%	$183	1.40%
-100	$(153)	(1.11)%	$(190)	(1.45)%

Given the nature of our loan portfolio, the impact to our net interest income is far more linear across various rate increase or decrease scenarios than would be true for a financial institution with significant rate-sensitive prepayment risk from the exposure to mortgages.

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.
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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Allowance for Credit Losses — Credit Card Loans, Private Student Loans, and Personal Loans — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The allowance for credit losses (“allowance”) represents management’s estimate of expected credit losses over the remaining life of each loan, using relevant available information, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. As of December 31, 2023, the total allowance was $9.3 billion, which includes the allowance associated with the credit card loan, private student loan and personal loan portfolios of $7.6 billion, $0.9 billion, and $0.7 billion, respectively.
The determination of the allowance estimate involves a high degree of subjectivity and requires significant estimates of current credit risk using both quantitative and qualitative analysis. Management uses statistical models, which are developed on the historical relationship between losses and predictive variables, to estimate the quantitative component of the allowance. The statistical models require that management select certain inputs for each estimate, including the macroeconomic forecast scenario, and the reasonable and supportable forecast period. In addition, management considers relevant qualitative factors that have occurred but are not yet reflected in the model estimate.

Auditing certain aspects of the allowance associated with the credit card loan, private student loan, and personal loan portfolios required a high degree of auditor judgment and an increased extent of effort, including the involvement of our credit modeling specialists. This included evaluating the (1) model methodology, including the selection of predictive variables during model development, (2) selection of key model assumptions, including the macroeconomic forecast scenario and reasonable and supportable period, and (3) qualitative analysis of the results, including the use of qualitative adjustments, if applicable.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses balance, specific to the credit card loan, private student loan, and personal loan portfolios included the following procedures, among others:
•We tested the design and operating effectiveness of management’s controls over the determination and review of model methodology, selection of key model assumptions, and qualitative analysis of the results
•We evaluated whether the methodology and key model assumptions are appropriate in the context of the applicable financial reporting framework
•With assistance from credit modeling specialists, we evaluated whether the models are suitable for determining the estimate, which included understanding the model methodologies and logic and whether the selected methods for estimating loan losses is appropriate for each loan portfolio
•We evaluated whether the selected macroeconomic forecasts were reasonable, including evaluating if they were internally consistent with other aspects of the Company’s operations, and externally consistent with other macroeconomic forecasts
•We evaluated the reasonableness and consistency of the reasonable and supportable forecast period
•We evaluated whether judgments have been applied consistently to the models and that any qualitative adjustments are consistent with the measurement objective of the applicable financial reporting framework and are appropriate in the circumstances
•We considered any contradictory evidence that arose while performing our procedures, and whether or not this evidence was indicative of management bias
•We evaluated the completeness and accuracy of the Company’s allowance for credit losses disclosures
Litigation and Regulatory Matters — Card Product Misclassification Refund Liability — Refer to Note 19 to the financial statements
Critical Audit Matter Description
Beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The misclassification affected pricing for certain merchants and merchant acquirers, but not for cardholders. As of December 31, 2023, the Company recorded a liability of $375 million within accrued expenses and other liabilities to provide refunds to merchant and merchant acquirers as a result of the card product misclassification.
The Company used facts and data available as of December 31, 2023, to develop its best estimate for the amount of refunds it expects to pay to merchant and merchant acquirers. The determination of the liability involved management judgment and estimation as a result of differences in individual merchant agreements, changes in network terms and availability of historical data.
We identified the refund liability as a critical audit matter because auditing management’s judgment in determining the methodology for the liability calculation and assumptions applied within the calculation required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the card misclassification refund liability included the following procedures, among others:
•We tested the design and operating effectiveness of management’s controls over the determination and review of the liability calculation and assumptions used in the calculation
•We tested the completeness and accuracy of data used within the calculation
•We evaluated the reasonableness of the methodology used to calculate the liability which included evaluating the mathematical accuracy of the calculation, the application of the data inputs to the calculation, and assumptions used within the calculation
•We inspected meeting minutes for the Board of Directors, Audit Committee, Risk Oversight Committee, and Governance and Controls Committee
•We performed inquiries with members of management regarding the refund liability
•We inspected supporting documentation and inquired of members of management regarding the status of any ongoing regulatory reviews specific to the refund liability or settlement negotiations
•We considered any contradictory evidence that arose while performing our procedures, and whether or not this evidence was indicative of management bias
•We evaluated the completeness and accuracy of the Company’s disclosures related to the refund liability

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 23, 2024
We have served as the Company’s auditor since the spin-off from its former parent company in 2007 and as Discover Bank’s (a wholly owned subsidiary of the Company) auditor since 1985.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition
(dollars in millions, except for share amounts)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$11,685	$8,856
Restricted cash	43	41
Investment securities (includes available-for-sale securities of $13,402 and $11,987 reported at fair value with associated amortized cost of $13,451 and $12,167 at December 31, 2023 and 2022, respectively)	13,655	12,208
Loan receivables
Loan receivables	128,409	112,120
Allowance for credit losses	(9,283)	(7,374)
Net loan receivables	119,126	104,746
Premises and equipment, net	1,091	1,003
Goodwill	255	255
Other assets	5,667	4,597
Total assets	$151,522	$131,706
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$107,493	$90,151
Non-interest-bearing deposit accounts	1,438	1,485
Total deposits	108,931	91,636
Short-term borrowings	750	—
Long-term borrowings	20,581	20,108
Accrued expenses and other liabilities	6,432	5,618
Total liabilities	136,694	117,362
Commitments, contingencies and guarantees (Notes 15, 18 and 19)
Stockholders’ Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 570,837,720 and 569,689,007 shares issued at December 31, 2023 and 2022, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,056	1,056
Additional paid-in capital	4,553	4,468
Retained earnings	30,448	28,207
Accumulated other comprehensive loss	(225)	(339)
Treasury stock, at cost; 320,734,860 and 302,305,216 shares at December 31, 2023 and 2022, respectively	(21,010)	(19,054)
Total stockholders’ equity	14,828	14,344
Total liabilities and stockholders’ equity	$151,522	$131,706

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

	December 31,
	2023	2022
Assets
Restricted cash	$43	$41
Loan receivables	$30,590	$25,937
Allowance for credit losses allocated to securitized loan receivables	$(1,347)	$(1,152)
Other assets	$3	$3
Liabilities
Short- and long-term borrowings	$11,743	$10,259
Accrued expenses and other liabilities	$19	$14

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income
(dollars in millions, except for share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Interest income
Credit card loans	$14,438	$10,632	$8,717
Other loans	2,515	1,870	1,734
Investment securities	449	179	182
Other interest income	443	183	18
Total interest income	17,845	12,864	10,651
Interest expense
Deposits	3,886	1,257	661
Short-term borrowings	5	2	—
Long-term borrowings	855	606	473
Total interest expense	4,746	1,865	1,134
Net interest income	13,099	10,999	9,517
Provision for credit losses	6,018	2,359	218
Net interest income after provision for credit losses	7,081	8,640	9,299
Other income
Discount and interchange revenue, net	1,447	1,380	1,188
Protection products revenue	172	172	165
Loan fee income	763	632	464
Transaction processing revenue	303	249	227
(Losses) gains on equity investments	(9)	(214)	424
Other income	85	75	66
Total other income	2,761	2,294	2,534
Other expense
Employee compensation and benefits	2,434	2,139	1,986
Marketing and business development	1,164	1,035	810
Information processing and communications	608	513	500
Professional fees	1,041	871	797
Premises and equipment	89	118	92
Other expense	680	540	620
Total other expense	6,016	5,216	4,805
Income before income taxes	3,826	5,718	7,028
Income tax expense	886	1,344	1,606
Net income	$2,940	$4,374	$5,422
Net income allocated to common stockholders	$2,859	$4,286	$5,323
Basic earnings per common share	$11.27	$15.45	$17.75
Diluted earnings per common share	$11.26	$15.44	$17.74

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income
(dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$2,940	$4,374	$5,422
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale investment securities, net of tax	99	(250)	(170)
Unrealized gains (losses) on cash flow hedges, net of tax	6	(5)	3
Unrealized pension and post-retirement plan gains, net of tax	9	10	28
Other comprehensive income (loss)	114	(245)	(139)
Comprehensive income	$3,054	$4,129	$5,283

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in millions, shares in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2020	11	$1,056	567,898	$6	$4,257	$19,754	$45	$(14,435)	$10,683
Net income	—	—	—	—	—	5,422	—	—	5,422
Other comprehensive loss	—	—	—	—	—	—	(139)	—	(139)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,260)	(2,260)
Common stock issued under employee benefit plans	—	—	88	—	9	—	—	—	9
Common stock issued and stock-based compensation expense	—	—	845	—	103	—	—	—	103
Dividends — common stock ($1.88 per share)	—	—	—	—	—	(569)	—	—	(569)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($7,674 per share)	—	—	—	—	—	(38)	—	—	(38)
Balance at December 31, 2021	11	1,056	568,831	6	4,369	24,538	(94)	(16,695)	13,180
Net income	—	—	—	—	—	4,374	—	—	4,374
Other comprehensive loss	—	—	—	—	—	—	(245)	—	(245)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,359)	(2,359)
Common stock issued under employee benefit plans	—	—	107	—	10	—	—	—	10
Common stock issued and stock-based compensation expense	—	—	751	—	89	—	—	—	89
Dividends — common stock ($2.30 per share)	—	—	—	—	—	(643)	—	—	(643)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2022	11	1,056	569,689	6	4,468	28,207	(339)	(19,054)	14,344
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income	—	—	—	—	—	2,940	—	—	2,940
Other comprehensive income	—	—	—	—	—	—	114	—	114
Purchases of treasury stock	—	—	—	—	—	—	—	(1,956)	(1,956)
Common stock issued under employee benefit plans	—	—	118	—	11	—	—	—	11
Common stock issued and stock-based compensation expense	—	—	1,031	—	74	—	—	—	74
Dividends — common stock ($2.70 per share)	—	—	—	—	—	(689)	—	—	(689)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2023	11	$1,056	570,838	$6	$4,553	$30,448	$(225)	$(21,010)	$14,828

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows
(dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows provided by operating activities
Net income	$2,940	$4,374	$5,422
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,018	2,359	218
Deferred income taxes	(626)	(433)	318
Depreciation and amortization	458	561	531
Amortization of deferred revenues	(468)	(365)	(295)
Net losses (gains) on investments and other assets	50	261	(382)
Other, net	110	125	257
Changes in assets and liabilities:
Increase in other assets	(658)	(846)	(496)
Increase in accrued expenses and other liabilities	739	1,104	446
Net cash provided by operating activities	8,563	7,140	6,019

Cash flows provided by (used for) investing activities
Maturities of other short-term investments	—	—	2,200
Maturities of available-for-sale investment securities	1,831	2,084	2,727
Purchases of available-for-sale investment securities	(2,996)	(7,682)	(9)
Maturities of held-to-maturity investment securities	16	32	82
Purchases of held-to-maturity investment securities	(49)	(50)	(28)
Net change in principal on loans originated for investment	(19,934)	(19,961)	(4,574)
Proceeds from the sale of available for sale securities	—	—	5
Proceeds from the sale of other investments	44	336	1
Purchases of other investments	(100)	(169)	(170)
Proceeds from sale of premises and equipment	—	9	—
Purchases of premises and equipment	(303)	(236)	(194)
Net cash (used for) provided by investing activities	(21,491)	(25,637)	40

Cash flows (used for) provided by financing activities
Net change in short-term borrowings	750	(1,750)	1,750
Net change in deposits	17,250	19,208	(4,533)
Proceeds from issuance of securitized debt	2,230	5,620	1,727
Maturities and repayment of securitized debt	(1,494)	(4,395)	(3,451)
Proceeds from issuance of other long-term borrowings	2,041	1,265	—
Maturities and repayments of other long-term borrowings	(2,340)	(834)	(922)
Proceeds from issuance of common stock	12	10	9
Dividends paid on common and preferred stock	(752)	(703)	(636)
Purchases of treasury stock	(1,938)	(2,359)	(2,260)
Net cash provided by (used for) financing activities	15,759	16,062	(8,316)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,831	(2,435)	(2,257)
Cash, cash equivalents and restricted cash, at the beginning of the period	8,897	11,332	13,589
Cash, cash equivalents and restricted cash, at the end of the period	$11,728	$8,897	$11,332

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,685	$8,856	$8,750
Restricted cash	43	41	2,582
Cash, cash equivalents and restricted cash, at the end of the period	$11,728	$8,897	$11,332

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$4,508	$1,666	$1,077
Income taxes, net of income tax refunds	$1,605	$1,865	$1,305

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements
1.     Background and Basis of Presentation
Description of Business
Discover Financial Services (“DFS” or the “Company”) is a digital banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Therefore, the Company is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company provides digital banking products and services and payment services through its subsidiaries. The Company offers its customers credit card loans, personal loans, home loans and deposit products. The Company also operates the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to automated teller machines (“ATMs”) domestically and internationally, as well as merchant acceptance throughout the United States of America (“U.S.”) for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.
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
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial condition, results of operations or changes in stockholders’ equity.
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
It is also the Company’s policy to consolidate any VIEs for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) as well as the student loan securitization trust. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust Servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, (i) the power to direct the activities that most significantly impact the economic performance of the trust and (ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other VIE during the years ended December 31, 2023, 2022 and 2021.
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
Immaterial Restatement of Prior Period Financial Statements
As reported in the second quarter of 2023, beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The Company determined the revenue impact of the incorrect card product classification was immaterial to the consolidated financial statements for all impacted prior periods. For comparative purposes, the Company has made these corrections to the consolidated financial statements for the prior periods presented in this Form 10-K. Additionally, prior period amounts in the applicable notes to the consolidated financial statements have been corrected. The impacts of the misclassification and subsequent corrections are contained entirely within the Digital Banking segment. See Note 26: Immaterial Restatement of Prior Period Financial Statements for additional information and quantification of the prior period restatement impacts.
Recently Issued Accounting Pronouncements (Not Yet Adopted)
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. Entities are required to disaggregate the rate reconciliation (including percentages and reported amounts) by certain specified categories with additional disaggregation by nature and/or jurisdiction for items over a designated threshold. Income taxes paid (net of refunds received) must be disaggregated by federal (national), state, and foreign taxes and separately by individual jurisdiction in which that amount for a particular jurisdiction is equal to or greater than five percent of total income taxes paid (net of refunds received). This annual disclosure guidance is effective for the Company for the year ending December 31, 2025 and requires prospective application. Retrospective application is also permitted. Management will consider which method is appropriate for the Company. While the ASU implements further income tax disclosure requirements, it does not change how an entity determines its income tax obligation, and it will have no impact on the Company’s consolidated financial condition, results of operations or cash flows.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosure of additional segment level information, particularly regarding significant segment expenses. Entities must disclose significant expense categories and amounts that are regularly provided to the chief operating decision maker (“CODM”) and included in the reported segment measure of profit or loss. Other segment items must also be reported, which are those items that make up the difference between segment revenues less significant segment expenses and reported segment profit or loss. Additionally, entities must disclose the identity of the CODM and how they use the reported measures of segment profit or loss for decision making and assessing segment performance. The guidance is effective for the Company for the year ending December 31, 2024, and interim periods thereafter and requires retrospective application. While the ASU implements further segment disclosure requirements, it does not change how an entity identifies its operating or reportable segments, and it will have no impact on the Company’s consolidated financial condition, results of operations or cash flows.
In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU expands the use of the proportional amortization method of accounting for tax credit investments. Currently, the method is limited to Low Income Housing Tax Credit investments. Under the amended guidance, use of proportional amortization will be available to any qualifying tax credit investments, including but not limited to investments in New Markets Tax Credit and Renewable Energy Tax Credit programs. The ASU is effective for the Company on January 1, 2024. The Company will elect the proportional amortization method for any of its qualifying tax credit investments. Management has chosen a modified-retrospective application, meaning a cumulative-effect adjustment will be recorded to the opening balance of retained earnings as of the effective date without adjusting comparative periods. Management determined that the standard will not have a material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncement
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminated the troubled debt restructuring ("TDR") recognition and measurement guidance and enhanced disclosures for modifications of receivables to borrowers experiencing financial difficulty. Under ASU 2022-02, the use of a discounted cash flow method is no longer required when measuring expected credit losses on modified loans. The ASU also refined existing credit-related disclosures by requiring disclosure of current-period gross charge-offs of receivables by year of origination. The amendments in the ASU were applied prospectively to modifications and disclosures of gross charge-offs; however, adoption on a modified retrospective basis was applied for the effect on the allowance for credit losses related to the elimination of the TDR recognition and measurement guidance. The ASU became effective for the Company on January 1, 2023. Upon adoption, the Company recorded an adjustment to reduce the beginning balance of its allowance for credit losses by $68 million to reflect the elimination of the measurement guidance related to TDRs with an offsetting increase, net of tax, to beginning retained earnings.
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments with maturities of 90 days or less when purchased, excluding amounts restricted by certain contractual or other obligations. Cash and cash equivalents included $2.0 billion and $1.5 billion of cash and due from banks and $9.7 billion and $7.4 billion of interest-earning deposits at other banks at December 31, 2023 and 2022, respectively.
Restricted Cash
Restricted cash includes cash in accounts from which the Company’s ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investment Securities
At December 31, 2023, investment securities consisted of debt obligations of the U.S. Treasury and government-sponsored enterprises of the U.S. (“U.S. GSEs”) and mortgage-backed securities issued by government agencies or U.S. GSEs. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. All other investment securities are classified as available-for-sale, as the Company does not hold investment securities for trading purposes. Available-for-sale investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”) included in stockholders’ equity. The Company estimates the fair value of available-for-sale investment securities as more fully discussed in Note 20: Fair Value Measurements. The amortized cost for each held-to-maturity and available-for-sale investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. Interest on investment securities is accrued each month in accordance with their contractual terms and recorded in other assets in the consolidated statements of financial condition. The U.S. Treasury and U.S. GSE obligations and mortgage-backed securities issued by government agencies or U.S. GSEs in which the Company invests have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments.
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
The Company calculates its allowance for credit losses by estimating expected credit losses separately for classes of receivables with similar risk characteristics. This results in segmenting the portfolio by loan product type, which is the level that the Company develops and documents its methodology for determining the allowance for credit losses. The estimate of expected credit losses for each loan product type is based on: (i) a reasonable and supportable forecast period; (ii) a reversion period; and (iii) a post-reversion period based on historical information covering the remaining life of the loan, all of which is netted with expected recoveries. The lengths of the reasonable and supportable forecast and reversion periods can vary and are subject to a quarterly assessment that considers the economic outlook and level of variability among macroeconomic forecasts. The Company applies a weighted approach in reverting from the reasonable and supportable forecast period to the post-reversion period.
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

•Exposure at default: this component estimates the balance on the loan at the time of default. Given that there is no stated life of a receivable balance on a revolving credit card account, the Company applies a percentage of expected payments to estimate the balance that would remain at the time of charge-off.
•Recoveries from charged-off accounts are estimated separately and are netted as part of the aggregation of all of the components of the card loss modeling framework.
•The output of the above three components is adjusted to remove post measurement date activity.
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
The considerations in these models include past and current loan performance, loan growth and seasoning, risk management practices, account collection strategies, economic conditions, bankruptcy filings, policy changes and forecasting uncertainties. Consideration of past and current loan performance includes the post-modification performance of loans to borrowers experiencing financial difficulty. For the credit card loan portfolio, the Company estimates its credit losses on a loan-level basis, which includes loans that are delinquent and/or no longer accruing interest and/or loans that have been restructured. For the remainder of its portfolio, including private student, personal and other loans, the Company estimates its credit losses on a pooled basis. For all loan types, recoveries are estimated at a pooled level based on estimates of future cash flows derived using historical experience.
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
As part of certain collection strategies, the Company may modify the terms of loans to customers experiencing financial hardship. Temporary and permanent modifications on credit card and personal loans, as well as temporary modifications on private student loans and certain grants of private student loan forbearance are generally subject to disclosure as loan modifications to borrowers experiencing financial difficulty.
Loan receivables that have been modified are subject to the same requirements for the accrual of expected credit loss over their expected remaining lives as described above for unmodified loans. The effects of all loan modifications, whether or not they are subject to disclosure as loan modifications to borrowers experiencing financial difficulty, are reflected in the allowance for credit losses.

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
Goodwill
Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reported goodwill relates to PULSE, which it acquired in 2005. The Company’s goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No impairment was identified during the impairment test conducted as of October 1, 2023.
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

Advertising Costs
The Company expenses television and radio advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $359 million, $307 million and $262 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company recognizes fees (except balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the estimated life of the related balance. As of December 31, 2023 and 2022, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $107 million and $85 million, respectively. Loan fee income consists of fees on credit card loans and includes late, cash advance, returned check and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2023 and 2022, the remaining unamortized deferred costs related to loan origination were $306 million and $298 million, respectively, and were recorded in loan receivables.
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
Interest income from loans disclosed as modifications to borrowers experiencing financial difficulty is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy applied to loans that have not been modified.
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
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the years ended December 31, 2023, 2022 and 2021, rewards costs amounted to $3.1 billion, $3.0 billion and $2.5 billion, respectively. The liability for customer rewards was $2.2 billion at December 31, 2023 and 2022, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a distinct good or service is received by the Company in exchange for the payment and the fair value of the good or service can be reasonably estimated. If no such good or service is identified, then the entire payment is classified as contra-revenue and included in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $27 million and $32 million at December 31, 2023 and 2022, respectively.
3.    Investments
The Company’s other short-term investments and investment securities consist of the following (dollars in millions):

	December 31,
	2023	2022
U.S. Treasury(1) and U.S. GSE(2) securities	$12,937	$11,423
Residential mortgage-backed securities - Agency(3)	718	785
Total investment securities	$13,655	$12,208

(1)$320 million and $97 million of U.S. Treasury securities pledged as swap collateral as of December 31, 2023 and 2022, respectively.
(2)Consists of securities issued by the Federal Home Loan Bank (“FHLB”).
(3)Consists of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$12,971	$52	$(86)	$12,937
Residential mortgage-backed securities - Agency	480	—	(15)	465
Total available-for-sale investment securities	$13,451	$52	$(101)	$13,402
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$253	$—	$(19)	$234
Total held-to-maturity investment securities	$253	$—	$(19)	$234

December 31, 2022
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$11,580	$21	$(178)	$11,423
Residential mortgage-backed securities - Agency	587	—	(23)	564
Total available-for-sale investment securities	$12,167	$21	$(201)	$11,987
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$221	$—	$(22)	$199
Total held-to-maturity investment securities	$221	$—	$(22)	$199

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities (“RMBS”) that were classified as held-to-maturity as they were entered into as a part of the Company’s community reinvestment initiatives.
The Company invests in U.S. Treasury obligations and securities issued by government agencies or U.S. GSEs, which have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. federal government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments. In addition, the Company does not have the intent to sell any available-for-sale securities in an unrealized loss position and does not believe it is more likely than not that it will be required to sell any such security before recovery of its amortized cost basis.
The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

		Less than 12 months		More than 12 months
	Number of Securities in a Loss Position	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	105	$3,513	$(13)	$3,978	$(73)
Residential mortgage-backed securities - Agency	31	$—	$—	$465	$(15)

December 31, 2022
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	123	$9,060	$(175)	$106	$(3)
Residential mortgage-backed securities - Agency	34	$559	$(22)	$5	$(1)

During the years ended December 31, 2023 and 2022, the Company had no sales of available-for-sale securities. The Company received $5 million of proceeds from the sale of available-for-sale securities during the year ended December 31, 2021. See Note 13: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the years ended December 31, 2023, 2022 and 2021.
Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the following tables (dollars in millions):

At December 31, 2023	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$2,127	$10,634	$210	$—	$12,971
Residential mortgage-backed securities - Agency(1)	—	73	26	381	480
Total available-for-sale investment securities	$2,127	$10,707	$236	$381	$13,451
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$253	$253
Total held-to-maturity investment securities	$—	$—	$—	$253	$253

Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$2,093	$10,628	$216	$—	$12,937
Residential mortgage-backed securities - Agency(1)	—	70	25	370	465
Total available-for-sale investment securities	$2,093	$10,698	$241	$370	$13,402
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$234	$234
Total held-to-maturity investment securities	$—	$—	$—	$234	$234

Available-for-Sale Investment Securities — Weighted-Average Yields(2)
U.S. Treasury and U.S. GSE securities	2.14%	3.87%	4.37%	—%	3.59%
Residential mortgage-backed securities - Agency(1)	—%	2.09%	3.35%	3.53%	3.30%
Total available-for-sale investment securities	2.14%	3.86%	4.26%	3.53%	3.58%
Held-to-Maturity Investment Securities — Weighted-Average Yields
Residential mortgage-backed securities - Agency(1)	—%	—%	—%	3.56%	3.56%
Total held-to-maturity investment securities	—%	—%	—%	3.56%	3.56%

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
(2)The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.
Taxable interest on investment securities was $449 million, $179 million and $182 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was no U.S. federal income tax-exempt interest on investment securities for the years ended December 31, 2023, 2022 and 2021.
Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are accounted for using the equity method of accounting and are recorded within other assets. The related commitment for future investments is recorded in accrued expenses and other liabilities within the consolidated statements of financial condition. The portion of each investment’s operating results allocable to the Company reduces the carrying value of the investments and is recorded in other expense within the consolidated statements of income. The Company further reduces the carrying value of the investments by recognizing any amounts that are in excess of future net tax benefits in other expense. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. As of December 31, 2023 and 2022, the Company had outstanding investments in these entities of $514 million and $416 million, respectively, and related contingent liabilities for unconditional and legally binding delayed equity contributions of $187 million and $111 million, respectively. Of the above outstanding equity investments, the Company had $456 million and $375 million of investments related to affordable housing projects as of December 31, 2023 and 2022, respectively, which had $155 million and $100 million of related contingent liabilities for unconditional and legally binding delayed equity contributions, respectively.
The Company holds non-controlling equity positions in several payment services entities and third-party venture capital funds, which invest in such entities. Most of the direct investments in such entities are not subject to equity method accounting because the Company does not have significant influence over the investee. The Company’s investments in third-party venture capital funds represent limited partnership interests and are accounted for under the equity method. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, these investments are carried at cost minus impairment, if any. As of December 31, 2023 and 2022, the carrying value of these investments, which are recorded within other assets on the Company’s consolidated statements of financial condition, was $35 million and $39 million, respectively.
The Company also holds non-controlling equity positions in payment service entities that have actively traded stock and therefore have readily determinable fair values. As a result, these investments are carried at fair value based on the quoted share prices. As of December 31, 2023, the carrying values of these investments, which are recorded within other assets on the Company's consolidated statements of financial condition, were immaterial. As of December 31, 2022, the carrying values of these investments were $41 million. During the year ended December 31, 2023, the Company recognized an immaterial net loss on the consolidated statements of income related to these investments. The Company recognized a net loss of $214 million during the year ended December 31, 2022. The Company recognized a net gain of approximately $423 million during the year ended December 31, 2021.
4.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company’s classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	December 31,
	2023	2022
Credit card loans(1)(2)	$102,259	$90,113
Other loans(3)
Private student loans(4)	10,352	10,308
Personal loans	9,852	7,998
Other loans	5,946	3,701
Total other loans	26,150	22,007
Total loan receivables	128,409	112,120
Allowance for credit losses	(9,283)	(7,374)
Net loan receivables	$119,126	$104,746

(1)Amounts include carrying values of $14.8 billion and $13.5 billion underlying investors’ interest in trust debt at December 31, 2023 and 2022, respectively, and $15.6 billion and $12.2 billion in seller’s interest at December 31, 2023 and 2022, respectively. See Note 5: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $753 million and $611 million at December 31, 2023 and 2022, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $522 million, $69 million and $21 million, respectively, at December 31, 2023 and $468 million, $49 million and $11 million, respectively, at December 31, 2022.
(4)Private student loans in repayment were $6.3 billion and $6.0 billion at December 31, 2023 and 2022, respectively.

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
The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	December 31,
	2023				2022
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans	$82,238	80%	$20,021	20%	$73,827	82%	$16,286	18%
Private student loans by origination year(1)
2023	$1,010	94%	$69	6%
2022	1,495	95%	85	5%	$1,172	94%	$77	6%
2021	1,468	94%	91	6%	1,668	95%	81	5%
2020	1,180	94%	75	6%	1,365	95%	65	5%
2019	1,039	93%	76	7%	1,221	95%	67	5%
Prior	3,498	93%	266	7%	4,306	94%	286	6%
Total private student loans	$9,690	94%	$662	6%	$9,732	94%	$576	6%
Personal loans by origination year
2023	$5,149	98%	$100	2%
2022	2,604	93%	187	7%	$4,270	98%	$77	2%
2021	1,049	92%	91	8%	1,958	96%	91	4%
2020	355	92%	29	8%	790	95%	40	5%
2019	169	88%	22	12%	444	92%	38	8%
Prior	78	80%	19	20%	249	86%	41	14%
Total personal loans	$9,404	95%	$448	5%	$7,711	96%	$287	4%

(1)FICO score represents the higher credit score of the cosigner or borrower.
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

The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company’s loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	December 31,
	2023			2022
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$2,038	$1,917	$3,955	$1,250	$1,028	$2,278
Private student loans by origination year(1)
2023	$—	$—	$—
2022	7	2	9	$—	$—	$—
2021	18	6	24	6	1	7
2020	20	7	27	14	3	17
2019	24	9	33	19	5	24
Prior	132	46	178	128	36	164
Total private student loans	$201	$70	$271	$167	$45	$212
Personal loans by origination year
2023	$26	$8	$34
2022	44	16	60	$12	$3	$15
2021	20	8	28	15	6	21
2020	7	2	9	8	2	10
2019	5	2	7	6	2	8
Prior	2	3	5	6	3	9
Total personal loans	$104	$39	$143	$47	$16	$63

(1)Private student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company’s allowance for credit losses (dollars in millions):

	For the Year Ended December 31, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(1)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(2)	5,476	152	363	28	6,019
Deductions
Charge-offs	(4,481)	(155)	(290)	(1)	(4,927)
Recoveries	807	22	56	—	885
Net charge-offs	(3,674)	(133)	(234)	(1)	(4,042)
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283

	For the Year Ended December 31, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(2)	2,233	99	24	13	2,369
Deductions
Charge-offs	(2,417)	(126)	(159)	—	(2,702)
Recoveries	794	23	68	—	885
Net charge-offs	(1,623)	(103)	(91)	—	(1,817)
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374

	For the Year Ended December 31, 2021
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2020	$6,491	$840	$857	$38	$8,226
Additions
Provision for credit losses(2)	229	67	(75)	6	227
Deductions
Charge-offs	(2,255)	(89)	(190)	—	(2,534)
Recoveries	808	25	70	—	903
Net charge-offs	(1,447)	(64)	(120)	—	(1,631)
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822

(1)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2020-02 on January 1, 2023, which eliminated the requirement to apply discounted cash flow measurements for certain troubled debt restructurings.
(2)Excludes a $1 million, $10 million and $9 million adjustment to the liability for expected credit losses on unfunded commitments for the years ended December 31, 2023, 2022 and 2021, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.

The allowance for credit losses was approximately $9.3 billion at December 31, 2023, which reflects a $1.9 billion build from the amount of the allowance for credit losses at December 31, 2022. The build in the allowance for credit losses between December 31, 2023 and December 31, 2022, was primarily driven by loan growth, increasing delinquencies, and macroeconomic variables impacting household cash flows.

The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at December 31, 2023, the Company used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2024 at 4.17% and, within the Company’s reasonable and supportable period, peaking at 4.26% in the second quarter of 2025 and (ii) 1.36% growth rate in real gross domestic product in 2024.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, such as high consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its federal funds rate target range substantially during 2022 and the first three quarters of 2023 in an effort to slow economic growth and reduce inflation. Although real GDP growth and labor market conditions have exceeded most economists’ expectations this year, restrictive monetary policy, as manifested in relatively high interest rates, typically precedes weaker consumer credit conditions caused by rising unemployment as economic growth slows. Credit performance in the Company’s lending portfolios has evolved in line with its expectations this year, but may weaken if the economy fails to avert a recession in response to tighter credit conditions or other factors. The Company assessed the prospects for various macroeconomic outcomes in setting its allowance for credit losses.
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
The net charge-offs for credit card loans, private student loans and personal loans increased for the year ended December 31, 2023, when compared to the year ended December 31, 2022, primarily due to portfolio seasoning.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$681	$303	$286
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$192	$100	$75

Gross principal charge-offs of the Company's loan portfolio are presented in the table below, on a year-to-date basis, for credit card, private student and personal loan receivables (dollars in millions):

For the Twelve Months Ended December 31, 2023
Credit card loans	$4,481
Private student loans by origination year
2023	$—
2022	4
2021	17
2020	21
2019	24
Prior	89
Total private student loans	$155
Personal loans by origination year
2023	$19
2022	119
2021	81
2020	33
2019	24
Prior	14
Total personal loans	$290

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company’s loan portfolio is shown below for each class of loan receivables (dollars in millions):(1)

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
December 31, 2023
Credit card loans	$2,038	$1,917	$3,955	$1,881	$197
Other loans
Private student loans	201	70	271	69	8
Personal loans	104	39	143	37	11
Other loans	39	19	58	3	53
Total other loans	344	128	472	109	72
Total loan receivables	$2,382	$2,045	$4,427	$1,990	$269

December 31, 2022
Credit card loans	$1,250	$1,028	$2,278	$1,003	$176
Other loans
Private student loans	167	45	212	45	8
Personal loans	47	16	63	16	7
Other loans	13	12	25	1	23
Total other loans	227	73	300	62	38
Total loan receivables	$1,477	$1,101	$2,578	$1,065	$214

(1)The payment status of both modified and unmodified loans is included in this table.
(2)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $37 million, $23 million and $28 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers’ current balances and most recent interest rates.

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
To assist private student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company has offered a payment delay (in the form of hardship forbearance or temporary payment reduction), or a payment delay (in the form of a temporary payment reduction) combined with a temporary interest rate reduction. During 2023, programs were offered up to six consecutive months at one time with a lifetime usage cap, most commonly, of 12 months.
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

The following table provides the period-end amortized cost basis, by modification category, of loans to borrowers experiencing financial difficulty that entered a modification program during the period (dollars in millions). Some of the loans presented in the table below may no longer be enrolled in a program at period-end:

For the Twelve Months Ended December 31,
2023
Credit card loans(1)(2)
Interest rate reduction	$2,330
Total credit card loans(3)	$2,330
% of total class of financing receivables	2.28%

Private student loans(1)
Payment delay(4)	$33
Interest rate reduction and payment delay(4)	143
Total private student loans(3)	$176
% of total class of financing receivables	1.70%

Personal loans(1)
Payment delay(4)	$10
Term extension(5)	29
Interest rate reduction and payment delay(4)	65
Interest rate reduction and term extension(5)	29
Total personal loans(3)	$133
% of total class of financing receivables	1.35%

(1)    Accrued interest receivable (including unbilled accrued interest receivable for credit card loans) on modified loans to borrowers experiencing financial difficulty, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was immaterial at December 31, 2023.
(2)    Accounts that entered a credit card loan modification program include $408 million that were converted from revolving line-of-credit arrangements to term loans during the year ended December 31, 2023.
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

The only non-cancellable commitments the Company has to lend additional funds to borrowers experiencing financial difficulty relate to certain private student loans. As of December 31, 2023, the amount of such commitments associated with loans modified during the periods presented was immaterial.

The following table provides information on the financial effects of loan modifications to borrowers experiencing financial difficulty, by modification type, made during the period (dollars in millions):

For the Twelve Months Ended December 31,
2023
Credit card loans
Weighted-average interest rate reduction	13.85%
Principal forgiven	$121
Interest and fees forgiven(1)	$117

Private student loans
Weighted-average interest rate reduction	8.91%
Payment delay duration (in months)(2)	6 to 12
Principal forgiven	$—

Personal loans
Weighted-average interest rate reduction	12.28%
Weighted-average term extension (in months)	39
Payment delay duration (in months)(2)	6 to 12
Principal forgiven	$—

(1)     Represents the amount of interest and fees forgiven resulting from accounts entering into a credit card loan modification program and pre-charge off settlements. Interest and fees forgiven are reversed against the respective line items in the consolidated statements of income.
(2)    During 2023, private student loan payment delays were offered up to six consecutive months at one time with a lifetime usage cap, most commonly, of 12 months. For personal loan payment delays, the Company limits this assistance to a life of loan maximum of 12 months.

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

	Current	30-89 Days Delinquent	90 or More Days Delinquent
At December 31, 2023
Credit card loans	$1,882	$252	$196
Private student loans	147	18	8
Personal loans	109	20	4
Total	$2,138	$290	$208

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

The following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified on or after January 1, 2023 through the end of the reporting period to borrowers experiencing financial difficulty (dollars in millions):

	For the Twelve Months Ended December 31, 2023
	Defaulted Amount(1)	Period-end Amortized Cost Basis
Credit card loans
Interest rate reduction	$383	$210
Total credit card loans	$383	$210

Private student loans
Payment delay	$5	$4
Interest rate reduction and payment delay	20	17
Total private student loans	$25	$21

Personal loans
Payment delay	$2	$1
Term extension	4	2
Interest rate reduction and payment delay	10	2
Interest rate reduction and term extension	7	3
Total personal loans	$23	$8

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
To evaluate the primary financial effects that resulted from credit card loans entering into a TDR program during the year ended December 31, 2022, the Company quantified the amount by which interest and fees were reduced during the periods. During the year ended December 31, 2022, the Company forgave approximately $29 million of interest and fees resulting from accounts entering into a credit card loan TDR program.
The following table provides information on loans that entered a TDR program during the period (dollars in millions):

	For the Year Ended December 31, 2022
	Number of Accounts	Balances
Accounts that entered a TDR program during the period
Credit card loans(1)	237,339	$1,545
Private student loans	6,841	$127
Personal loans	6,303	$86

(1)Accounts that entered a credit card TDR program include $322 million that were converted from revolving line-of-credit arrangements to term loans during the year ended December 31, 2022.

The following table presents the carrying value of loans that experienced a default during the period that had been modified in a TDR during the 15 months preceding the end of each period (dollars in millions):

	For the Year Ended December 31, 2022
	Number of Accounts	Aggregated Outstanding Balances Upon Default
TDRs that subsequently defaulted
Credit card loans(1)(2)	28,231	$141
Private student loans(3)	1,145	$22
Personal loans(2)	1,140	$20

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
Of the account balances that defaulted as shown above for the year ended December 31, 2022, approximately 65%, of the total balances were charged off at the end of the month in which they defaulted from a TDR program. For the year ended December 31, 2022, for accounts that had defaulted from a TDR program and had not been subsequently charged off, the balances were included in the allowance for credit loss analysis.
Geographical Distribution of Loans
The Company originated credit card loans throughout the U.S. The geographic distribution of the Company’s credit card loan receivables was as follows (dollars in millions):

	December 31,
	2023		2022
	$	%	$	%
Texas	$9,150	8.9%	$7,996	8.9%
California	9,078	8.9	7,888	8.7
Florida	7,496	7.3	6,465	7.2
New York	6,538	6.4	5,895	6.5
Illinois	5,012	4.9	4,528	5.0
Pennsylvania	4,985	4.9	4,484	5.0
Ohio	4,188	4.1	3,759	4.2
New Jersey	3,499	3.4	3,127	3.5
Georgia	3,294	3.2	2,849	3.2
Michigan	2,821	2.8	2,521	2.8
Other	46,198	45.2	40,601	45.0
Total credit card loans	$102,259	100.0%	$90,113	100.0%

The Company originated private student, personal and other loans throughout the U.S. The geographic distribution of private student, personal and other loan receivables was as follows (dollars in millions):

	December 31,
	2023		2022
	$	%	$	%
California	$2,449	9.4%	$2,015	9.2%
New York	2,074	7.9	1,900	8.6
Texas	1,987	7.6	1,595	7.2
Florida	1,607	6.1	1,248	5.7
Pennsylvania	1,567	6.0	1,431	6.5
Illinois	1,405	5.4	1,247	5.7
New Jersey	1,285	4.9	1,114	5.1
Ohio	975	3.7	849	3.9
Georgia	851	3.3	647	3.0
Virginia	778	3.0	654	2.8
Other	11,172	42.7	9,307	42.3
Total other loans	$26,150	100.0%	$22,007	100.0%

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

The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2023	2022
Restricted cash	$36	$33

Investors’ interests held by third-party investors	11,725	10,200
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	3,117	3,341
Seller’s interest	15,598	12,220
Loan receivables(1)	30,440	25,761
Allowance for credit losses allocated to securitized loan receivables(1)	(1,347)	(1,152)
Net loan receivables	29,093	24,609
Other assets	2	2
Carrying value of assets of consolidated variable interest entities	$29,131	$24,644

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company’s statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of December 31, 2023, no economic or other early amortization events have occurred.
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
Private Student Loan Securitization Activities
The Company’s private student loan trust receivables reported in loan receivables and the related debt issued by the trust reported in long-term borrowings were immaterial as of December 31, 2023 and 2022. The amounts are included, together with amounts related to the Company’s credit card securitizations, in the supplemental information about assets and liabilities of consolidated variable interest entities, which is presented with the Company’s consolidated statements of financial condition.

6.    Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2023	2022
Land	$37	$37
Buildings and improvements	605	587
Furniture, fixtures and equipment	1,155	1,111
Software	1,305	1,125
Premises and equipment	3,102	2,860
Less: accumulated depreciation	(1,409)	(1,339)
Less: accumulated amortization of software	(602)	(518)
Premises and equipment, net	$1,091	$1,003

Depreciation expense was $74 million, $80 million and $86 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense on capitalized software was $113 million, $114 million and $103 million for the years ended December 31, 2023, 2022 and 2021, respectively.
7.    Goodwill
As of December 31, 2023 and 2022, the Company had goodwill of $255 million related to PULSE, which is part of the Payment Services segment. The Company conducted its annual goodwill impairment test as of October 1, 2023 and 2022 and no impairments were identified.
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
Customer deposits held with Discover Bank are currently insured for up to $250,000 per account holder through the Federal Deposit Insurance Corporation (“FDIC”). Uninsured deposits are the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. At December 31, 2023 and 2022, Discover Bank had approximately $7.0 billion and $8.9 billion of uninsured deposits, respectively, a portion of which comprise intercompany deposits. The decrease in uninsured deposits reported was primarily driven by leveraging technological capabilities, beginning in the first quarter of 2023, enabling improved application of deposit account ownership attributes in deriving this amount. The amounts of uninsured deposits above were estimated based on the same methodologies and assumptions used for Discover Bank’s regulatory reporting at each respective balance sheet date.

The following table summarizes certificates of deposit in uninsured accounts and accounts that are in excess of the FDIC insurance limit by time remaining until maturity (dollars in millions):

At December 31, 2023
Three months or less	$146
Over three months through six months	73
Over six months through twelve months	368
Over twelve months	293
Total	$880

The following table summarizes certificates of deposit maturing over each of the next five years and thereafter (dollars in millions):

At December 31, 2023
2024	$25,561
2025	8,153
2026	4,129
2027	4,347
2028	2,144
Thereafter	906
Total	$45,240

9.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	December 31,
	2023				2022
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2024-2026	0.58% - 5.03%	3.17%	$10,003	$8,401
Floating-rate asset-backed securities(2)	2024	6.08%	6.08%	925	1,774
Total Discover Card Master Trust I and Discover Card Execution Note Trust				10,928	10,175

Floating-rate asset-backed security(3)(4)	2031	9.50%	9.50%	65	84
Total private student loan securitization trust				65	84
Total long-term borrowings - owed to securitization investors				10,993	10,259

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2024-2032	3.75% - 6.70%	4.68%	3,336	3,333
Fixed-rate retail notes	2025-2031	3.25% - 4.40%	3.82%	140	154
Fixed to floating-rate senior notes(5)	2034	7.96%	7.96%	993	—

Discover Bank
Fixed-rate senior bank notes(1)	2024-2030	2.45% - 4.65%	3.53%	3,571	5,348
Fixed-rate subordinated bank notes	2028	5.97%	5.97%	500	489
Fixed-rate Federal Home Loan Bank advances	2030	4.77% - 4.82%	4.82%	523	—
Floating-rate Federal Home Loan Bank advances(6)	2024	5.55% - 5.65%	5.65%	525	525
Total long-term borrowings				$20,581	$20,108

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the applicable benchmark interest rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 21: Derivatives and Hedging Activities.
(2)DCENT floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month Term SOFR + 0.11448% Tenor Spread Adjustment + 60 basis points as of December 31, 2023.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of December 31, 2023.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
(5)The fixed to floating-rate senior notes include a rate reset on November 2, 2033, to a floating rate based on compounded SOFR + 3.370%.
(6)The floating-rate FHLB advances include interest rate terms based on SOFR plus a spread ranging from 16 to 26 basis points as of December 31, 2023.

The following table summarizes long-term borrowings maturing over each of the next five years and thereafter (dollars in millions):

At December 31, 2023
2024	$4,251
2025	6,146
2026	4,912
2027	1,001
2028	1,439
Thereafter	2,832
Total	$20,581

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of December 31, 2023, the Company had total committed borrowing capacity of $3.6 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $1.0 billion in long-term advances. As of December 31, 2022, the Company had total committed borrowing capacity of $2.2 billion, of which the outstanding balance was comprised solely of a $525 million long-term advance. These advances are presented as short- or long-term borrowings on the consolidated statements of financial condition based on the contractual maturity at origination.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2023, the total commitment of secured credit facilities through private providers was $3.5 billion, $750 million of which was outstanding as a short-term advance. This advance is presented as short-term borrowings on the consolidated statements of financial condition. As of December 31, 2022, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2025. Borrowings outstanding under each facility bear interest at a margin above the Term Secured Overnight Financing Rate (“SOFR”) or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
10.    Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan (“Omnibus Plan”) and the Discover Financial Services Directors’ Compensation Plan (“Directors’ Compensation Plan”).
Omnibus Plan
The Omnibus Plan, which is stockholder-approved, provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based and/or cash awards (collectively, “awards”). Currently, the Company does not have any stock options, stock appreciation rights or restricted stock outstanding. Effective May 11, 2023, the Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”) was replaced with the Discover Financial Services 2023 Omnibus Incentive Plan (the “2023 Omnibus Plan”). Subject to adjustments for certain transactions in the 2023 Omnibus Plan, the total number of shares that may be granted is 18 million shares reduced by the number of shares granted under the 2014 Omnibus Plan. Shares granted under the Omnibus Plan may be the following: (i) authorized but unissued shares and (ii) treasury shares that the Company acquires in the open market, in private transactions or otherwise.
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

Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
RSUs	$69	$58	$46
PSUs(1)	5	31	57
Total stock-based compensation expense	$74	$89	$103

Income tax benefit	$18	$16	$15

(1)Total PSU expense for the year ended December 31, 2021, includes an incremental $1 million, representing a modification to the 2019 PSU award. The nature of the modification was to adjust the payout to compensate for the 2020 current expected credit loss (“CECL”) adoption impact on earnings per share (“EPS”).
RSUs
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2022	1,938,283		$190
Granted	728,993
Conversions to common stock	(626,780)
Forfeited	(96,379)
RSUs at December 31, 2023	1,944,117	0.85	$219
Vested and convertible RSUs at December 31, 2023	664,962	0.00	$75

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 20221)	1,059,683	$107.47
Granted	728,993	$104.20
Vested	(534,603)	$103.95
Forfeited	(96,379)	$109.43
Unvested RSUs at December 31, 2023(1)	1,157,694	$106.87

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

The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2023	2022	2021
Intrinsic value of RSUs converted to common stock	$68	$59	$62
Grant-date fair value of RSUs vested	$56	$41	$47
Weighted-average grant-date fair value of RSUs granted	$104.20	$116.50	$101.47

As of December 31, 2023, there was $46 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.86 years.
RSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.
PSUs
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2022(1)	716,472	$99.21		$70
Granted	384,085	$110.70
Conversions to common stock	(406,543)	$85.34
Forfeited	(113,337)	$109.55
PSUs at December 31, 2023(1)(2)(3)(4)	580,677	$108.56	0.98	$65

(1)    All PSUs outstanding at December 31, 2023 and December 31, 2022, are unvested PSUs.
(2)    Includes 227,082 PSUs granted in 2021 that are earned based on the Company’s cumulative EPS as measured over the three-year performance period, which ended December 31, 2023, and are subject to the requisite service period, which ended February 1, 2024.
(3)    Includes 187,128 PSUs granted in 2022 that are earned based on the Company’s cumulative EPS as measured over the three-year performance period, which ends December 31, 2024, and are subject to the requisite service period, which ends February 1, 2025.
(4)    Includes 166,467 PSUs granted in 2023 that may be earned based on the Company’s cumulative EPS as measured over the three-year performance period, which ends December 31, 2025, and are subject to the requisite service period, which ends February 1, 2026.
Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Each PSU outstanding at December 31, 2023, is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to 1.5 shares per unit of the Company’s common stock on the conversion date for the PSU, contingent on the number of PSUs to be issued. PSUs have a performance period of three years and a vesting period of three years. The requisite service period of an award having both performance and service conditions is the longest of the explicit, implicit and derived service periods.
The following table summarizes the total intrinsic value of the PSUs converted to common stock and the total grant-date fair value of PSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2023	2022	2021
Intrinsic value of PSUs converted to common stock	$47	$29	$15
Grant-date fair value of PSUs vested	$35	$17	$18
Weighted-average grant-date fair value of PSUs granted	$110.70	$124.01	$94.21

As of December 31, 2023, there was $7 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 1.06 years.
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
The Company measures the funded status of the defined benefit pension plan as the difference between the fair value of plan assets and the projected benefit obligation and recognizes that amount as either an asset or liability in the consolidated statements of financial condition as appropriate. For the year ended December 31, 2023, the Company contributed approximately $115 million to the defined benefit pension plan. The over-funded status related to the defined benefit pension plan recorded in other assets was $14 million as of December 31, 2023. The unfunded status related to the defined benefit pension plan recorded in accrued expenses and other liabilities was $101 million as of December 31, 2022. Expected benefit payments from the Discover Pension Plan for each of the next five years range from $27 million and $30 million annually.
Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. The pretax expense associated with the Company contributions for the years ended December 31, 2023, 2022 and 2021 was $128 million, $104 million and $97 million, respectively.
12.    Common and Preferred Stock
Common Stock Repurchase Program
In April 2022, the Board of Directors approved a share repurchase program authorizing up to $4.2 billion of share repurchases. The program expired on April 18, 2023. In April 2023, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase of up to $2.7 billion of its outstanding shares of common stock. This program expires on June 30, 2024. As reported in the second quarter of 2023, the Company decided to pause share repurchases while an internal review of compliance, risk management and corporate governance is ongoing. See Note 19: Litigation and Regulatory Matters for additional information on the card product misclassification. During the three months ended December 31, 2023, the Company did not repurchase any shares. During the year ended December 31, 2023, the Company repurchased approximately 18.1 million shares for approximately $1.9 billion.

Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at December 31, 2023 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at December 31, 2023	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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
13.    Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized (Losses) Gains on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Year Ended December 31, 2023
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)
Net change	99	6	9	114
Balance at December 31, 2023	$(37)	$(8)	$(180)	$(225)

For the Year Ended December 31, 2022
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)
Net change	(250)	(5)	10	(245)
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)

For the Year Ended December 31, 2021
Balance at December 31, 2020	$284	$(12)	$(227)	$45
Net change	(170)	3	28	(139)
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)

The following table presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Year Ended December 31, 2023
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$131	$(32)	$99
Net change	$131	$(32)	$99
Cash Flow Hedges
Net unrealized losses arising during the period	$(74)	$18	$(56)
Amounts reclassified from AOCI	82	(20)	62
Net change	$8	$(2)	$6
Pension Plan
Unrealized gains arising during the period	$12	$(3)	$9
Net change	$12	$(3)	$9

For the Year Ended December 31, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(331)	$81	$(250)
Net change	$(331)	$81	$(250)
Cash Flow Hedges
Net unrealized losses arising during the period	$(13)	$3	$(10)
Amounts reclassified from AOCI	4	1	5
Net change	$(9)	$4	$(5)
Pension Plan
Unrealized gains arising during the period	$13	$(3)	$10
Net change	$13	$(3)	$10

For the Year Ended December 31, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(226)	$56	$(170)
Net change	$(226)	$56	$(170)
Cash Flow Hedges
Net unrealized losses arising during the period	$(1)	$1	$—
Amounts reclassified from AOCI	3	—	3
Net change	$2	$1	$3
Pension Plan
Unrealized gains arising during the period	$37	$(9)	$28
Net change	$37	$(9)	$28

14.    Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Fraud losses and other charges	$131	$149	$92
Postage	115	97	91
Credit-related inquiry fees	40	31	24
Supplies	38	35	46
Impairment charges	—	—	95
Other expense	356	228	272
Total other expense	$680	$540	$620

15.    Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Current
U.S. federal	$1,254	$1,465	$1,084
U.S. state and local	258	312	204
Total	1,512	1,777	1,288
Deferred
U.S. federal	(556)	(381)	280
U.S. state and local	(70)	(52)	38
Total	(626)	(433)	318
Income tax expense	$886	$1,344	$1,606

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.5	3.4	3.2
Tax credits	(2.0)	(1.3)	(1.2)
Other	0.6	0.4	(0.1)
Effective income tax rate	23.1%	23.5%	22.9%

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

Significant components of the Company’s net deferred income taxes, which are included in other assets in the Company’s consolidated statements of financial condition, were as follows (dollars in millions):

	December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$2,245	$1,791
Customer fees and rewards	236	166
Depreciation and software amortization	60	—
Other	203	270
Total deferred tax assets before valuation allowance	2,744	2,227
Valuation allowance	(1)	(1)
Total deferred tax assets, net of valuation allowance	2,743	2,226
Deferred tax liabilities
Depreciation and software amortization	—	(71)
Deferred loan origination costs	(40)	(48)
Other	(47)	(26)
Total deferred tax liabilities	(87)	(145)
Net deferred tax assets	$2,656	$2,081

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$19	$39	$56
Additions
Current year tax positions	4	4	13
Prior year tax positions	—	1	8
Reductions
Prior year tax positions	(1)	(20)	(14)
Settlements with taxing authorities	(1)	—	(14)
Expired statute of limitations	(3)	(5)	(10)
Balance at end of period(1)	$18	$19	$39

(1)For the years ended December 31, 2023, 2022 and 2021, amounts included $18 million, $18 million and $37 million, respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were $2 million for the years ended December 31, 2023 and 2022.
The Company is subject to examination by the Internal Revenue Service and tax authorities in various state, local and foreign tax jurisdictions. The Company's federal income tax filings are open to examinations for the tax years ended December 31, 2020 and forward. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. At this time, the potential change in unrecognized tax benefits is expected to be immaterial over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
The Company has an immaterial amount of state net operating loss carryforwards that are subject to a partial valuation allowance as of December 31, 2023 and 2022.

16.    Earnings Per Share
The following table presents the calculation of basic and diluted EPS (dollars and shares in millions, except per share amounts):

	For the Years Ended December 31,
	2023	2022	2021
Numerator
Net income	$2,940	$4,374	$5,422
Preferred stock dividends	(62)	(62)	(69)
Net income available to common stockholders	2,878	4,312	5,353
Income allocated to participating securities	(19)	(26)	(30)
Net income allocated to common stockholders	$2,859	$4,286	$5,323
Denominator
Weighted-average shares of common stock outstanding	254	277	300
Effect of dilutive common stock equivalents	—	1	—
Weighted-average shares of common stock outstanding and common stock equivalents	254	278	300

Basic earnings per common share	$11.27	$15.45	$17.75
Diluted earnings per common share	$11.26	$15.44	$17.74

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the years ended December 31, 2023, 2022 and 2021.
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
In accordance with the final rule on the impact of CECL on regulatory capital, the Company has elected to phase in the impact over three years beginning in 2022. Accordingly, the Company's Common Equity Tier 1 ("CET1") capital ratios are higher than they otherwise would have been. The Company's CET1 capital ratios will continue to be favorably impacted by this election over the phase-in period, which ends December 31, 2024.
As of December 31, 2023 and 2022, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered “well-capitalized” under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS’ or Discover Bank’s category. To be categorized as “well-capitalized,” DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
December 31, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,986	13.7%	$10,471	≥8.0%	$13,088	≥10.0%
Discover Bank	$16,856	13.0%	$10,352	≥8.0%	$12,939	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,872	12.1%	$7,853	≥6.0%	$7,853	≥6.0%
Discover Bank	$13,910	10.8%	$7,764	≥6.0%	$10,352	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,872	10.7%	$5,915	≥4.0%	N/A	N/A
Discover Bank	$13,910	9.5%	$5,833	≥4.0%	$7,292	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,816	11.3%	$5,890	≥4.5%	N/A	N/A
Discover Bank	$13,910	10.8%	$5,823	≥4.5%	$8,411	≥6.5%

December 31, 2022
Total capital (to risk-weighted assets)
Discover Financial Services(3)	$18,004	15.8%	$9,139	≥8.0%	$11,424	≥10.0%
Discover Bank(3)	$16,344	14.5%	$9,024	≥8.0%	$11,280	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services(3)	$16,039	14.0%	$6,854	≥6.0%	$6,854	≥6.0%
Discover Bank(3)	$13,446	11.9%	$6,768	≥6.0%	$9,024	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services(3)	$16,039	12.5%	$5,147	≥4.0%	N/A	N/A
Discover Bank(3)	$13,446	10.6%	$5,086	≥4.0%	$6,357	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services(3)	$14,983	13.1%	$5,141	≥4.5%	N/A	N/A
Discover Bank(3)	$13,446	11.9%	$5,076	≥4.5%	$7,332	≥6.5%

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
(3)Capital amounts and ratios have been updated to reflect the impact of the restatement described in Note 26: Immaterial Restatement of Prior Period Financial Statements. Discover Bank capital amounts and ratios presented as of December 31, 2022 have been updated from amounts previously disclosed in the Company’s Form 10-Q for the period ended September 30, 2023, due to certain intercompany allocations recorded in the fourth quarter.
The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. Discover Bank paid dividends of $1.7 billion, $4.0 billion and $3.3 billion in the years ended December 31, 2023, 2022 and 2021, respectively, to DFS.

18.    Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company’s commitments, contingencies and guarantee relationships are described below.
Commitments
Unused Credit Arrangements
At December 31, 2023, the Company had unused credit arrangements for loans of approximately $229.8 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $100 million as of December 31, 2023.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2023, the Company had not recorded any contingent liability in the consolidated statements of financial condition for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2023, 2022 and 2021.

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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Aggregate sales transaction volume(1)	$257,611	$256,237	$223,360

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees as of December 31, 2023 and 2022. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of December 31, 2023 and 2022, the Company had escrow deposits and settlement withholdings of $10 million and $11 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.
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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s business including, among other matters, regulatory, accounting, tax and other operational matters. The investigations and proceedings may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief. These outcomes could materially impact the Company’s consolidated financial statements, increase its cost of operations, or limit the Company’s ability to execute its business strategies and engage in certain business activities. Certain subsidiaries of the Company are subject to consent orders with the Consumer Financial Protection Bureau (“CFPB”) and FDIC, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time.
In accordance with applicable accounting guidance, the Company establishes a liability for legal and regulatory matters when those matters create loss contingencies that are both probable and estimable. Litigation and regulatory settlement-related expense was $17 million, $15 million and $59 million for the years ended December 31, 2023, 2022 and 2021, respectively.

There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $230 million as of December 31, 2023. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company’s best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company’s maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On September 25, 2023, following the consent of the Board of Directors of Discover Bank, the FDIC issued a consent order (the “2023 Order”) to Discover Bank, a subsidiary of the Company. The 2023 Order addresses shortcomings in Discover Bank’s compliance management system for consumer protection laws and related matters. It does not contain any monetary penalties or fines. As part of the 2023 Order, Discover Bank agreed to improve its consumer compliance management system and enhance related corporate governance and enterprise risk management practices, and increase the level of Board oversight over such matters. Discover Bank has been taking significant steps to strengthen the organization’s compliance management system and address the other issues identified in the 2023 Order. In addition, Discover added two new independent directors with significant banking experience to the Boards of Discover and Discover Bank in the third quarter of 2023.
Management and the Board are committed to meeting all the requirements of the 2023 Order. Discover Bank is working diligently to complete items required by the 2023 Order. This includes having retained third party consultants to conduct independent reviews and the submission of action plans to the FDIC by the required deadlines for review and feedback. The actions completed to date, taken together with actions previously undertaken to improve and enhance its compliance management system and enhance related corporate governance, address multiple consent order objectives, however, many provisions require longer term implementation. Depending on regulatory feedback, the timing of approvals and sustainability periods, necessary work is not likely to be completed until at least 2025.
On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc., et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys’ fees, costs and injunctive relief. The Company filed its motion to compel arbitration, motion for summary judgment, and Daubert challenges on November 30, 2022, and awaits rulings. The Company is not in a position at this time to assess the likely outcome or its exposure, if any, with respect to this matter. However, the Company will seek to defend itself vigorously against all claims asserted by the plaintiffs.
Card Product Misclassification
As reported in the second quarter of 2023, beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The misclassification affected pricing for certain merchants and merchant acquirers, but not for cardholders. In the second quarter of 2023, the Company recorded a liability of $365 million within accrued expenses and other liabilities to provide refunds to merchants and merchant acquirers as a result of the card product misclassification. As of December 31, 2023, the balance of the liability was $375 million, reflecting an additional $11 million for the estimated effect of the current price tiering on discount and interchange assessments recorded in each of the third and fourth quarters of 2023. As of December 31, 2023, $12 million of disbursements had been made against this liability as the Company continues to develop its plan to provide refunds to merchants and merchant acquirers and engage in ongoing discussions about such plans with its regulators. Regulators may impose other requirements that may result in additional charges or a remediation amount that differs, possibly materially, from the Company’s current estimate.
Management has corrected the card product misclassification as of November 2023, and the Company remains in discussions with its regulators regarding this matter. The Company expects these discussions will likely result in enforcement actions, which may include, among other remedies, monetary penalties, the amount of which cannot be estimated at this time.
In addition, the Company and its subsidiaries have been named as defendants in various lawsuits, including putative class actions on behalf of affected merchants, a putative class action on behalf of shareholders and shareholder derivative actions. The Company also is cooperating with a Securities and Exchange Commission (“SEC”) investigation into the card product misclassification matter. The Company believes that additional losses are probable as a result of these actions but is not able to make a reasonable estimate of such losses as of December 31, 2023.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2023
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$12,928	$9	$—	$12,937
Residential mortgage-backed securities - Agency	—	465	—	465
Available-for-sale investment securities	$12,928	$474	$—	$13,402

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Marketable equity securities	$1	$—	$—	$1
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

Balance at December 31, 2022
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$11,416	$7	$—	$11,423
Residential mortgage-backed securities - Agency	—	564	—	564
Available-for-sale investment securities	$11,416	$571	$—	$11,987

Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Fair value - Net income
Marketable equity securities	$41	$—	$—	$41

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$3	$—	$3

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

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

At December 31, 2023, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $480 million, a weighted-average coupon of 4.09% and a weighted-average remaining maturity of four years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets for the years ended December 31, 2023 and 2022.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company’s financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$234	$—	$234	$253
Held-to-maturity investment securities	$—	$234	$—	$234	$253

Net loan receivables	$—	$—	$126,940	$126,940	$119,126

Carrying value approximates fair value(1)
Cash and cash equivalents	$11,685	$—	$—	$11,685	$11,685
Restricted cash	$43	$—	$—	$43	$43
Accrued interest receivables(2)	$—	$1,450	$—	$1,450	$1,450

Liabilities
Amortized cost
Time deposits(3)	$—	$45,333	$—	$45,333	$45,240
Short-term borrowings	$—	$750	$—	$750	$750

Long-term borrowings - owed to securitization investors	$—	$10,770	$65	$10,835	$10,993
Other long-term borrowings	—	9,469	—	9,469	9,588
Long-term borrowings	$—	$20,239	$65	$20,304	$20,581

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$421	$—	$421	$421

Balance at December 31, 2022
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$199	$—	$199	$221
Held-to-maturity investment securities	$—	$199	$—	$199	$221

Net loan receivables	$—	$—	$110,796	$110,796	$104,746

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,856	$—	$—	$8,856	$8,856
Restricted cash	$41	$—	$—	$41	$41
Accrued interest receivables(2)	$—	$1,211	$—	$1,211	$1,211

Liabilities
Amortized cost
Time deposits(3)	$—	$32,710	$—	$32,710	$33,070

Long-term borrowings - owed to securitization investors	$—	$9,862	$84	$9,946	$10,259
Other long-term borrowings	—	9,468	—	9,468	9,849
Long-term borrowings	$—	$19,330	$84	$19,414	$20,108

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$308	$—	$308	$308

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). At December 31, 2023 and 2022, the Company’s outstanding cash flow hedges primarily relate to interest receipts from credit card receivables and had an initial maximum period of five years and three years, respectively.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at December 31, 2023, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company’s then outstanding credit card receivables and certain floating-rate debt, respectively. During the next 12 months, the Company estimates it will reclassify $79 million into pretax earnings related to its cash flow hedges.
Fair Value Hedges
The Company is exposed to changes in the fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in the fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, attributable to changes in the respective benchmark rates. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in the fair values of both (i) the derivatives and (ii) the hedged long-term borrowings attributable to the interest rate risk being hedged are recorded in interest expense and generally provide substantial offset to one another.

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
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	December 31,
	2023				2022
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps — cash flow hedge	$10,650	17	$2	$—	$5,000	$1	$3
Interest rate swaps — fair value hedge	$8,650	10	2	—	$4,425	—	2
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$29	7	—	—	$25	—	—
Total gross derivative assets/liabilities(2)			4	—		1	5

Less: collateral held/posted(3)			—	—		—	(5)
Total net derivative assets/liabilities			$4	$—		$1	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 1.1 billion and AUD 2 million as of December 31, 2023, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 788 million and AUD 2 million as of December 31, 2022.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities and tax exempt single family mortgage revenue bonds as part of its community reinvestment initiatives. At December 31, 2023, the Company had one outstanding contract with a total notional amount of $35 million and an immaterial fair value. At December 31, 2022, the Company had one outstanding contract with a total notional amount of $48 million and an immaterial fair value.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	December 31,
	2023		2022
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$8,620	$—	$4,386	$(3)

(1)The balance includes $12 million and $28 million of cumulative hedging adjustments related to discontinued hedging relationships as of December 31, 2023 and 2022, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Consolidated Statements of Income
	Interest Expense		Other Income
	Long-Term Borrowings	Interest Income (Credit Card)
For the Year Ended December 31, 2023
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(855)	$14,438	$85

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$9	$(91)	$—

(Losses) gains on fair value hedging relationships
(Losses) gains on hedged items	$(19)	$—	$—
(Losses) gains on interest rate swaps	(80)	—	—
Total (losses) gains on fair value hedging relationships	$(99)	$—	$—

For the Year Ended December 31, 2022
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(606)	$10,632	$75

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(2)	$(2)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$66	$—	$—
(Losses) gains on interest rate swaps	(70)	—	—
Total (losses) gains on fair value hedging relationships	$(4)	$—	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$1

For the Year Ended December 31, 2021
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(473)	$8,717	$66

The effects of cash flow and fair value hedging
(Losses) gains on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$(3)	$—	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$246	$—	$—
(Losses) gains on interest rate swaps	(93)	—	—
Total gains on fair value hedging relationships	$153	$—	$—

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
•Payment Services: The Payment Services segment includes PULSE, an ATM, debit and electronic funds transfer network; Diners Club, a global payments network; and the Company’s Network Partners business, which provides payment transaction processing and settlement services on the Discover Network. The majority of Payment Services revenues relate to transaction processing revenue from PULSE and royalty and licensee revenue from Diners Club.
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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2023
Interest income
Credit card loans	$14,438	$—	$14,438
Private student loans	1,033	—	1,033
Personal loans	1,156	—	1,156
Other loans	326	—	326
Other interest income	892	—	892
Total interest income	17,845	—	17,845
Interest expense	4,746	—	4,746
Net interest income	13,099	—	13,099
Provision for credit losses	6,018	—	6,018
Other income	2,311	450	2,761
Other expense	5,822	194	6,016
Income before income taxes	$3,570	$256	$3,826

For the Year Ended December 31, 2022
Interest income
Credit card loans	$10,632	$—	$10,632
Private student loans	831	—	831
Personal loans	872	—	872
Other loans	167	—	167
Other interest income	362	—	362
Total interest income	12,864	—	12,864
Interest expense	1,865	—	1,865
Net interest income	10,999	—	10,999
Provision for credit losses	2,359	—	2,359
Other income	2,118	176	2,294
Other expense	5,049	167	5,216
Income before income taxes	$5,709	$9	$5,718

For the Year Ended December 31, 2021
Interest income
Credit card loans	$8,717	$—	$8,717
Private student loans	742	—	742
Personal loans	878	—	878
Other loans	114	—	114
Other interest income	200	—	200
Total interest income	10,651	—	10,651
Interest expense	1,134	—	1,134
Net interest income	9,517	—	9,517
Provision for credit losses	218	—	218
Other income	1,745	789	2,534
Other expense	4,549	256	4,805
Income before income taxes	$6,495	$533	$7,028

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,360	$87	$1,447
Protection products revenue	172	—	172
Transaction processing revenue	—	303	303
Other income	16	69	85
Total other income subject to ASC 606(2)	1,548	459	2,007
Other income not subject to ASC 606
Loan fee income	763	—	763
Gains (losses) on equity investments	—	(9)	(9)
Total other income (loss) not subject to ASC 606	763	(9)	754
Total other income by operating segment	$2,311	$450	$2,761

For the Year Ended December 31, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,301	$79	$1,380
Protection products revenue	172	—	172
Transaction processing revenue	—	249	249
Other income	11	64	75
Total other income subject to ASC 606(2)	1,484	392	1,876
Other income not subject to ASC 606
Loan fee income	632	—	632
Gains (losses) on equity investments	2	(216)	(214)
Total other income not subject to ASC 606	634	(216)	418
Total other income by operating segment	$2,118	$176	$2,294

For the Year Ended December 31, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,115	$73	$1,188
Protection products revenue	165	—	165
Transaction processing revenue	—	227	227
Other income	—	66	66
Total other income subject to ASC 606(2)	1,280	366	1,646
Other income not subject to ASC 606
Loan fee income	464	—	464
Gains on equity investments	1	423	424
Total other income not subject to ASC 606	465	423	888
Total other income by operating segment	$1,745	$789	$2,534

(1)    Net of rewards, including Cashback Bonus rewards, of $3.1 billion, $3.0 billion and $2.5 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)    Excludes $15 million, $10 million and $2 million deposit product fees that are reported within net interest income for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition

	December 31,
	2023	2022
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$3,509	$3,155
Restricted cash	75	20
Notes receivable from subsidiaries(2)	1,650	1,759
Investment in bank subsidiary(3)	12,791	11,685
Investments in non-bank subsidiaries(3)	1,116	877
Other assets	871	811
Total assets	$20,012	$18,307

Liabilities and Stockholders’ Equity
Non-interest-bearing deposit accounts	$2	$2
Short-term borrowings from subsidiaries	390	115
Long-term borrowings	4,469	3,487
Accrued expenses and other liabilities	323	359
Total liabilities	5,184	3,963
Stockholders’ equity	14,828	14,344
Total liabilities and stockholders’ equity	$20,012	$18,307

(1)The Parent Company had $3.5 billion and $3.1 billion in a money market deposit account at Discover Bank as of December 31, 2023 and 2022, respectively, which is included in cash and cash equivalents. These funds are available to the Parent for liquidity purposes.
(2)The Parent Company had a balance of $1.3 billion representing advances to Discover Bank as of December 31, 2023 and 2022, which is included in notes receivable from subsidiaries.
(3)Figures presented as of December 31, 2022 have been updated from amounts previously disclosed in Part II Item 5 — Other Information in the Company’s Form 10-Q for the period ended September 30, 2023, due to certain intercompany allocations recorded in the fourth quarter.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Interest income	$240	$98	$33
Interest expense	189	189	199
Net interest expense	51	(91)	(166)
Dividends from bank subsidiary	1,700	4,000	3,250
Dividends from non-bank subsidiaries	11	688	—
Other income	4	—	—
Total income	1,766	4,597	3,084
Other expense	(2)	6	10
Income before income tax benefit and equity in undistributed net income of subsidiaries	1,768	4,591	3,074
Income tax benefit (expense)	(7)	25	25
Equity in undistributed net income of subsidiaries	1,179	(242)	2,323
Net income	2,940	4,374	5,422
Other comprehensive (loss) income, net	114	(245)	(139)
Comprehensive income	$3,054	$4,129	$5,283

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Cash flows provided by operating activities
Net income	$2,940	$4,374	$5,422
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,179)	242	(2,323)
Non-cash dividend from subsidiary	(11)	(188)	—
Stock-based compensation expense	74	89	103
Deferred income taxes	2	(8)	(13)
Depreciation and amortization	4	32	47
Net gains on investments and other assets	(4)	—	—
Changes in assets and liabilities:
Increase in other assets	(65)	(143)	(91)
(Decrease) increase in accrued expenses and other liabilities	(41)	27	24
Net cash provided by operating activities	1,720	4,425	3,169

Cash flows (used for) provided by investing activities(1)
Return of capital from sale of subsidiary	2	—	—
Decrease (increase) in loans to subsidiaries	109	(982)	114
Proceeds from sale of subsidiary	3	—	—
Net cash provided by (used for) investing activities	114	(982)	114

Cash flows used for financing activities
Net increase (decrease) in short-term borrowings from subsidiaries	275	(324)	156
Proceeds from issuance of common stock	12	10	9
Proceeds from issuance of long-term borrowings	993	740	—
Maturities and repayment of long-term borrowings	(15)	(834)	(172)
Purchases of treasury stock	(1,938)	(2,359)	(2,260)
Dividends paid on common and preferred stock	(752)	(703)	(636)
Net cash used for financing activities	(1,425)	(3,470)	(2,903)
Increase (decrease) in cash, cash equivalents and restricted cash	409	(27)	380
Cash, cash equivalents and restricted cash, at beginning of period	3,175	3,202	2,822
Cash, cash equivalents and restricted cash, at end of period	$3,584	$3,175	$3,202

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,509	$3,155	$3,182
Restricted cash	75	20	20
Cash, cash equivalents and restricted cash, at end of period	$3,584	$3,175	$3,202

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$175	$159	$156
Income taxes, net of income tax refunds	$22	$(39)	$(70)

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

26.    Immaterial Restatement of Prior Period Financial Statements
As reported in the second quarter of 2023, beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The card product classification impacts the pricing and charging of discount and interchange revenue, which is recorded within discount and interchange revenue, net, on the consolidated statements of income. The Company determined the revenue impact of the incorrect card product classification was immaterial to the consolidated financial statements for all impacted prior periods. For comparative purposes, the Company has made these immaterial corrections to the recognition of discount and interchange revenue, as well as the related impacts to assets, liabilities and retained earnings in the prior periods presented in this Form 10-K. Assets were impacted by adjustments to deferred tax assets, and liabilities were impacted by an adjustment to the liability for estimated refunds to merchants and merchant acquirers.
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

The prior period impacts to the Company's consolidated statements of income and the related impacts to the consolidated statements of comprehensive income were as shown below (dollars in millions):

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$1,424	$(44)	$1,380	$1,224	$(36)	$1,188
Total other income	$2,338	$(44)	$2,294	$2,570	$(36)	$2,534

Other expense
Other expense	$560	$(20)	$540	$620	$—	$620
Total other expense	$5,236	$(20)	$5,216	$4,805	$—	$4,805

Income before income taxes	$5,742	$(24)	$5,718	$7,064	$(36)	$7,028
Income tax expense	$1,350	$(6)	$1,344	$1,615	$(9)	$1,606
Net Income	$4,392	$(18)	$4,374	$5,449	$(27)	$5,422
Net income allocated to common stockholders	$4,304	$(18)	$4,286	$5,351	$(28)	$5,323
Basic earnings per common share	$15.52	$(0.07)	$15.45	$17.85	$(0.10)	$17.75
Diluted earnings per common share	$15.50	$(0.06)	$15.44	$17.83	$(0.09)	$17.74

The prior period impacts to the Company's consolidated statements of changes in stockholders' equity were as shown below (dollars in millions):

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Year Ended December 31, 2020
Balance at December 31, 2019	$21,290	$11,859
Net income	$1,141	$1,141
Balance at December 31, 2020	$19,955	$10,884

Restatement Impacts
For the Year Ended December 31, 2020
Balance at December 31, 2019	$(185)	$(185)
Net income	$(16)	$(16)
Balance at December 31, 2020	$(201)	$(201)

As Restated
For the Year Ended December 31, 2020
Balance at December 31, 2019	$21,105	$11,674
Net income	$1,125	$1,125
Balance at December 31, 2020	$19,754	$10,683

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Year Ended December 31, 2021
Balance at December 31, 2020	$19,955	$10,884
Net income	$5,449	$5,449
Balance at December 31, 2021	$24,766	$13,408

Restatement Impacts
For the Year Ended December 31, 2021
Balance at December 31, 2020	$(201)	$(201)
Net income	$(27)	$(27)
Balance at December 31, 2021	$(228)	$(228)

As Restated
For the Year Ended December 31, 2021
Balance at December 31, 2020	$19,754	$10,683
Net income	$5,422	$5,422
Balance at December 31, 2021	$24,538	$13,180

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Year Ended December 31, 2022
Balance at December 31, 2021	$24,766	$13,408
Net income	$4,392	$4,392
Balance at December 31, 2022	$28,453	$14,590

Restatement Impacts
For the Year Ended December 31, 2022
Balance at December 31, 2021	$(228)	$(228)
Net income	$(18)	$(18)
Balance at December 31, 2022	$(246)	$(246)

As Restated
For the Year Ended December 31, 2022
Balance at December 31, 2021	$24,538	$13,180
Net income	$4,374	$4,374
Balance at December 31, 2022	$28,207	$14,344

The prior period impacts to the Company's consolidated statements of cash flows were as follows (dollars in millions):

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net Income	$4,392	$(18)	$4,374	$5,449	$(27)	$5,422
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(427)	$(6)	$(433)	$327	$(9)	$318
Changes in assets and liabilities:
Increase in accrued expenses and liabilities	$1,080	$24	$1,104	$410	$36	$446
Net cash provided by operating activities	$7,140	$—	$7,140	$6,019	$—	$6,019

The following tables reflect the impacts of the card product misclassification and subsequent restatements of certain prior period amounts reported on the Parent Company's financial statements.
The prior period impacts to the Parent Company's condensed statement of financial condition were as follows (dollars in millions):

	December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated

Investment in bank subsidiary(1)	$11,922	$(237)	$11,685
Investments in non-bank subsidiaries(1)	$886	$(9)	$877
Total assets	$18,553	$(246)	$18,307

Liabilities and Stockholders’ Equity
Stockholders' equity	$14,590	$(246)	$14,344
Total liabilities and stockholders' equity	$18,553	$(246)	$18,307

(1)Figures presented have been updated from amounts previously disclosed in Part II Item 5 — Other Information in the Company’s Form 10-Q for the period ended September 30, 2023, due to certain intercompany allocations recorded in the fourth quarter.

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

27.     Subsequent Events
On February 19, 2024, the Company and Capital One Financial Corporation jointly announced that they entered into an agreement and plan of merger (the “Merger Agreement”), under which the companies will combine in an all-stock merger, which values Discover at $35.3 billion. Under the terms of the Merger Agreement, holders of Discover common stock will receive 1.0192 shares of Capital One common stock for each share of Discover common stock they own. Capital One shareholders will own approximately 60% of the combined company and Discover shareholders will own approximately 40% of the combined company. The Merger Agreement contains customary representations and warranties, covenants and closing conditions. The Board of Directors of the combined company will have fifteen directors, consisting of the current twelve Capital One Board members and three of the Company’s Board members to be named at a later date.

Glossary of Acronyms
•AI: Artificial Intelligence
•ALCO: Asset and Liability Management Committee
•AOCI: Accumulated Other Comprehensive Income (Loss)
•ASC: Accounting Standards Codification
•ASU: Accounting Standards Update
•ATM: Automated Teller Machine
•BCBS: Basel Committee on Banking Supervision
•BTFP: Bank Term Funding Program
•CCAR: Comprehensive Capital Analysis and Review
•CCPA: California Consumer Privacy Act
•CECL: Current Expected Credit Loss
•CEO: Chief Executive Officer
•CET1: Common Equity Tier 1
•CFO: Chief Financial Officer
•CFPB: Consumer Financial Protection Bureau
•CIO: Chief Information Officer
•CISO: Chief Information Security Officer
•CLDC: Compensation and Leadership Development Committee
•CME: Chicago Mercantile Exchange
•CODM: Chief Operating Decision Maker
•COSO: Committee of Sponsoring Organizations of the Treadway Commission
•CPPA: California Privacy Protection Agency
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
•FASB: Financial Accounting Standards Board
•FDIA: Federal Deposit Insurance Act
•FDIC: Federal Deposit Insurance Corporation
•FFIEC: Federal Financial Institutions Examination Council
•FHLB: Federal Home Loan Bank
•FRB: Federal Reserve Board
•GAAP: Accounting Principles Generally Accepted in the United States
•GLBA: Gramm-Leach-Bliley Act
•IRM: Information Risk Management
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
•RMBS: Residential Mortgage-Backed Securities
•RSU: Restricted Stock Unit
•SCB: Stress Capital Buffer
•SEC: Securities and Exchange Commission
•SOFR: Secured Overnight Financing Rate
•TDR: Troubled Debt Restructuring
•TIRC: Technology and Information Risk Committee
•UDAAP: Unfair, Deceptive or Abusive Acts or Practices
•U.S.: United States of America
•USD: United States Dollar
•U.S. GSE: Government-sponsored Enterprise of the U.S.
•VIE: Variable Interest Entity
•VP-ISTR: VP, Information Security and Technology Risk

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.
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

Part III.
Part III | Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Information About Our Executive Officers” in Item 1 of this annual report on Form 10-K. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders to be held on May 9, 2024 (“Proxy Statement”) is incorporated by reference herein.
“Election of directors — Our board of directors”
“Corporate governance — Board structure and operations”
“Other matters — Family relationships”
Our Code of Conduct and Business Ethics applies to all directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer. You can find our Code of Conduct and Business Ethics on our internet site, www.discover.com. We will post any amendments to the Code of Conduct and Business Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our internet site.
Item 11.    Executive Compensation
Information regarding executive compensation under the following captions in our Proxy Statement is incorporated by reference herein.
“Election of directors — Director compensation”
“Executive compensation”
“Compensation discussion and analysis”
“2023 Executive compensation tables”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information related to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2023, is set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights(1)	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,524,794	N/A	40,053,462
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,524,794	N/A	40,053,462

(1)Includes 1,944,117 vested and unvested RSUs and 580,677 vested and unvested PSUs that can be converted to up to 1.5 shares per each unit dependent on the performance factor.
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
“Other matters — Certain transactions”
“Election of directors — Our board of directors — Director independence”

Item 14.    Principal Accounting Fees and Services
Information regarding principal accounting fees and services is presented under the caption “Audit matters” in our Proxy Statement and is incorporated by reference herein.

Part IV.
Part IV | Item 15.    Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear on pages 81 through 147 herein.
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

2.3	Agreement and Plan of Merger by and among Discover Bank, Academy Acquisition Corp. and The Student Loan Corporation dated as of September 17, 2010 (filed as Exhibit 2.3 to Discover Financial Services’ Annual Report on Form 10-K for the fiscal year ended November 30, 2010 filed on January 26, 2011 and incorporated herein by reference thereto).

Exhibit Number	Description
2.4*	Agreement and Plan of Merger, dated as of February 19, 2024, by and among Discover Financial Services, Capital One Financial Corporation and Vega Merger Sub, Inc. (filed as Exhibit 2.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 22, 2024 and incorporated herein by reference thereto).

3.1	Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Current Report on Form 8-K filed on May 21, 2019 and incorporated herein by reference thereto).

3.2	Amended and Restated By-Laws of Discover Financial Services, as amended and restated on October 26, 2023 (filed as Exhibit 3.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 26, 2023 and incorporated herein by reference thereto).

3.3	Certificate of Elimination of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on June 26, 2012 and incorporated herein by reference thereto).

3.4	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2012 and incorporated herein by reference thereto).

3.5	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

3.6	Certificate of Elimination of the Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 4, 2017 and incorporated herein by reference thereto).

3.7	Certificate of Designations of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).
4.1	Description of Discover Financial Services’ Securities.

4.2	Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.3	Subordinated Indenture, dated as of September 8, 2015, by and between Discover Financial Services and U.S. Bank National Association (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on September 8, 2015 and incorporated herein by reference thereto).

4.4	Second Supplemental Indenture, dated as of November 2, 2023, between the Company and U.S. Bank Trust Company, National Association.

4.5	Deposit Agreement (Series C), dated October 31, 2017 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.6	Form of Certificate Representing the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.7	Deposit Agreement (Series D), dated June 22, 2020 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.8	Form of Certificate Representing the Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.9	Other instruments defining the rights of holders of long-term debt securities of Discover Financial Services and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Discover Financial Services agrees to furnish copies of these instruments to the SEC upon request.

10.1	Tax Sharing Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

Exhibit Number	Description

10.2	U.S. Employee Matters Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.4	Transitional Trade Mark License Agreement, dated as of June 30, 2007, between Morgan Stanley & Co. International PLC and Goldfish Bank Limited (filed as Exhibit 10.4 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.5	Amended and Restated Trust Agreement, dated as of December 22, 2015, between Discover Funding LLC, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.6 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.6	Third Amended and Restated Pooling and Servicing Agreement, dated as of December 22, 2015, between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Transferor, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.7
Amended and Restated Series Supplement for Series 2007-CC, dated as of December 22, 2015, among Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Transferor, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.8†	Discover Financial Services Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on February 27, 2009 and incorporated herein by reference thereto).

10.9†	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.10†	Directors’ Compensation Plan of Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.11†	Discover Financial Services Directors’ Compensation Plan, as amended and restated as of January 20, 2011 (filed as Exhibit A to the Discover Financial Services’ definitive proxy statement filed on February 18, 2011 and incorporated herein by reference thereto).

10.12†	Amendment No. 2 to the Discover Financial Services Directors’ Compensation Plan, effective as of December 1, 2011 (filed as Exhibit 10.10 to the Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2012 and incorporated herein by reference thereto).

10.13†	Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.14†	Amendment No. 1 to Discover Financial Services Employee Stock Purchase Plan, effective as of May 1, 2008 (filed as Exhibit 10.12 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

10.15†	Amendment No. 2 to Discover Financial Services Employee Stock Purchase Plan, effective as of December 1, 2009 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 9, 2010 and incorporated herein by reference thereto).

10.16†	Amendment No. 3 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

10.17†	Offer of Employment, dated as of January 8, 1999 (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

Exhibit Number	Description
10.18†	Waiver of Change of Control Benefits, dated September 24, 2007 (filed as Exhibit 10.15 to Discover Financial Services’ Registration Statement on Form S-4 filed on November 27, 2007 and incorporated herein by reference thereto).

10.19	Collateral Certificate Transfer Agreement, dated as of July 26, 2007 between Discover Bank, as Depositor and Discover Card Execution Note Trust (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.20
Amended and Restated Indenture, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.21	Second Amended and Restated Indenture Supplement for the Discover Series Notes, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.22	Omnibus Amendment to Indenture Supplement and Terms Documents, dated as of July 2, 2009, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference thereto).

10.23†	Discover Financial Services Change-in-Control Severance Policy Amended and Restated October 15, 2014 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference thereto).

10.24	Release and Settlement Agreement, executed as of October 27, 2008, by and among Discover Financial Services, DFS Services, LLC, Discover Bank, and their Subsidiaries and Affiliates; MasterCard Incorporated and MasterCard International Incorporated and their Affiliates; and Visa Inc. and its Affiliates and Predecessors including Visa U.S.A. Inc. and Visa International Service Association (filed as Exhibit 99.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 28, 2008 and incorporated herein by reference thereto).

10.25	Settlement Agreement and Mutual Release between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

10.26	Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.32 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.27	Amendment to Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.33 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.28	Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.34 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.29	First Amendment to Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.35 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.30	Asset Purchase Agreement between Discover Bank and Citibank, N.A. dated August 31, 2011 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

10.31†	Amendment No. 3 to the Directors’ Compensation Plan of Discover Financial Services, effective as of July 1, 2013 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 30, 2013 and incorporated herein by reference thereto).

10.32†	Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on March 19, 2014 and incorporated herein by reference thereto).

Exhibit Number	Description
10.33†	Amendment No. 4 to the Directors’ Compensation Plan of Discover Financial Services, effective as of May 7, 2014 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on
August 1, 2014 and incorporated herein by reference thereto).

10.34†	Amendment No. 4 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 29, 2015 and incorporated herein by reference thereto).

10.35	Receivables Sale and Contribution Agreement, dated as of December 22, 2015 between Discover Bank and Discover Funding LLC (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.36†	Amendment No. 5 to Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2017 (filed as Exhibit 10.54 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2017 and incorporated herein by reference thereto).

10.37†	Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Director’s Compensation Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.38†	Amendment No. 6 to the Directors’ Compensation Plan of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.5 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.39†	Amendment No. 7 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.62 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.40†	Amendment No. 8 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.63 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.41†	Amendment No. 9 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2022 (filed as Exhibit 10.58 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2022 and incorporated herein by reference thereto).

10.42†	Amendment No. 10 to the Directors’ Compensation Plan of Discover Financial Services, effective as of December 14, 2022 (filed as Exhibit 10.59 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2023 and incorporated herein by reference thereto).

10.43†	Amendment No. 11 to the Directors’ Compensation Plan of Discover Financial Services, effective as of October 25, 2023.

10.44†	Discover Financial Services Directors’ Voluntary Nonqualified Deferred Compensation Plan, effective as of April 10, 2008.

10.45†	Form 2020 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2020 and incorporated herein by reference thereto).

10.46†	Form 2020 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 30, 2020 and incorporated herein by reference thereto).

10.47†	Form 2021 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).

10.48†	Form 2021 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).

10.49†	Form 2022 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference thereto).

Exhibit Number	Description
10.50†	Form 2022 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference thereto).

10.51†	Form 2022 Special Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference thereto).

10.52†	Form 2023 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 25, 2023 and incorporated herein by reference thereto).

10.53†	Form 2023 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 25, 2023 and incorporated herein by reference thereto).

10.54†	Form 2023 Special Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 25, 2023 and incorporated herein by reference thereto).

10.55†	Discover Financial Services 2023 Omnibus Incentive Plan (filed as Annex B to Discover Financial Services' Proxy Statement filed on March 17, 2023, and incorporated herein by reference thereto).

10.56†	Form 2023 Special Award Certificate for Restricted Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 28, 2023 and incorporated herein by reference thereto).

10.57†	Discover Financial Services Severance Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 28, 2023 and incorporated herein by reference thereto).

10.58†	Transition Letter, dated as of August 13, 2023 between Discover Financial Services and Roger C. Hochschild (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on August 14, 2023 and incorporated herein by reference thereto).

10.59†	Letter Agreement, dated as of December 7, 2023 between Discover Financial Services and Michael Rhodes (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 11, 2023 and incorporated herein by reference thereto).

10.60†	Form 2024 Award Certificate for Restricted Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan.

10.61†	Form 2024 Award Certificate for Performance Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan.

10.62†	Form 2024 Special Award Certificate for Restricted Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

97†	Discover Financial Services’ Compensation Recoupment Policy.

Exhibit Number	Description
101	Interactive Data File — the following financial statements from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders' Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL and contained in Exhibit 101.

*    Exhibits and schedules have been omitted pursuant to Items 601(a)(5) or 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.
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
John T. Greene Executive Vice President, Chief Financial Officer
Date: February 23, 2024

Power of Attorney
We, the undersigned, hereby severally constitute Hope D. Mehlman and Efie Vainikos, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2024.

Signature	Title

/s/ MICHAEL G. RHODES	Chief Executive Officer and President, Director
Michael G. Rhodes

/s/ JOHN T. GREENE	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
John T. Greene

/s/ SHIFRA C. KOLSKY	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Shifra C. Kolsky

/s/ THOMAS G. MAHERAS	Chairman of the Board
Thomas G. Maheras

/s/ JEFFREY S. ARONIN	Director
Jeffrey S. Aronin

/s/ GREGORY C. CASE	Director
Gregory C. Case

/s/ CANDACE H. DUNCAN	Director
Candace H. Duncan

/s/ JOSEPH F. EAZOR	Director
Joseph F. Eazor

/s/ KATHY L. LONOWSKI	Director
Kathy L. Lonowski

/s/ DANIELA O’LEARY-GILL	Director
Daniela O’Leary-Gill

/s/ JOHN B. OWEN	Director
John B. Owen

/s/ DAVID L. RAWLINSON II	Director
David L. Rawlinson II

/s/ J. MICHAEL SHEPHERD	Director
J. Michael Shepherd

/s/ BEVERLEY A. SIBBLIES	Director
Beverley A. Sibblies

/s/ MARK A. THIERER	Director
Mark A. Thierer

/s/ JENNIFER L. WONG	Director
Jennifer L. Wong