Form 10-Q
period 2024-03-31
Discover Financial Services
filed 2024-05-01
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2024, there were 250,599,037 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$14,004	$11,685
Restricted cash	439	43
Investment securities (includes available-for-sale securities of $13,261 and $13,402 reported at fair value with associated amortized cost of $13,439 and $13,451 at March 31, 2024 and December 31, 2023, respectively)	13,522	13,655
Loan receivables
Loan receivables	126,555	128,409
Allowance for credit losses	(9,258)	(9,283)
Net loan receivables	117,297	119,126
Premises and equipment, net	1,107	1,091
Goodwill	255	255
Other assets	6,065	5,667
Total assets	$152,689	$151,522
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$108,930	$107,493
Non-interest bearing deposit accounts	1,500	1,438
Total deposits	110,430	108,931
Short-term borrowings	—	750
Long-term borrowings	20,475	20,581
Accrued expenses and other liabilities	7,064	6,432
Total liabilities	137,969	136,694
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 571,594,531 and 570,837,720 shares issued at March 31, 2024 and December 31, 2023, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,056	1,056
Additional paid-in capital	4,578	4,553
Retained earnings	30,511	30,448
Accumulated other comprehensive loss	(393)	(225)
Treasury stock, at cost; 320,996,125 and 320,734,860 shares at March 31, 2024 and December 31, 2023, respectively	(21,038)	(21,010)
Total stockholders' equity	14,720	14,828
Total liabilities and stockholders' equity	$152,689	$151,522

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

	March 31, 2024	December 31, 2023
Assets
Restricted cash	$439	$43
Loan receivables	$29,192	$30,590
Allowance for credit losses allocated to securitized loan receivables	$(1,323)	$(1,347)
Other assets	$4	$3
Liabilities
Short- and long-term borrowings	$10,933	$11,743
Accrued expenses and other liabilities	$17	$19

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended March 31,
	2024	2023
Interest income
Credit card loans	$3,938	$3,321
Other loans	712	564
Investment securities	124	101
Other interest income	174	91
Total interest income	4,948	4,077
Interest expense
Deposits	1,210	756
Short-term borrowings	6	—
Long-term borrowings	245	189
Total interest expense	1,461	945
Net interest income	3,487	3,132
Provision for credit losses	1,497	1,102
Net interest income after provision for credit losses	1,990	2,030
Other income
Discount and interchange revenue, net	371	330
Protection products revenue	42	43
Loan fee income	200	166
Transaction processing revenue	87	67
Gains (losses) on equity investments	—	(18)
Other income	23	22
Total other income	723	610
Other expense
Employee compensation and benefits	671	625
Marketing and business development	250	241
Information processing and communications	163	139
Professional fees	292	232
Premises and equipment	20	22
Other expense	913	124
Total other expense	2,309	1,383
Income before income taxes	404	1,257
Income tax expense	96	289
Net income	$308	$968
Net income allocated to common stockholders	$274	$931
Basic earnings per common share	$1.10	$3.55
Diluted earnings per common share	$1.10	$3.55

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
Net income	$308	$968
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(97)	92
Unrealized (losses) gains on cash flow hedges, net of tax	(71)	12
Other comprehensive (loss) income	(168)	104
Comprehensive income	$140	$1,072

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2023
Balance at December 31, 2022	11	$1,056	569,689	$6	$4,468	$28,207	$(339)	$(19,054)	$14,344
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income	—	—	—	—	—	968	—	—	968
Other comprehensive income	—	—	—	—	—	—	104	—	104
Purchases of treasury stock	—	—	—	—	—	—	—	(1,243)	(1,243)
Common stock issued under employee benefit plans	—	—	29	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	742	—	22	—	—	—	22
Dividends — common stock ($0.60 per share)	—	—	—	—	—	(159)	—	—	(159)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at March 31, 2023	11	$1,056	570,460	$6	$4,493	$29,037	$(235)	$(20,297)	$14,060

For the Three Months Ended March 31, 2024
Balance at December 31, 2023	11	$1,056	570,838	$6	$4,553	$30,448	$(225)	$(21,010)	$14,828
Cumulative effect of ASU No. 2023-02 adoption	—	—	—	—	—	(37)	—	—	(37)
Net income	—	—	—	—	—	308	—	—	308
Other comprehensive loss	—	—	—	—	—	—	(168)	—	(168)
Purchases of treasury stock	—	—	—	—	—	—	—	(28)	(28)
Common stock issued under employee benefit plans	—	—	25	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	732	—	22	—	—	—	22
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock (3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at March 31, 2024	11	$1,056	571,595	$6	$4,578	$30,511	$(393)	$(21,038)	$14,720

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
Cash flows provided by operating activities
Net income	$308	$968
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,497	1,102
Deferred income taxes	(199)	(115)
Depreciation and amortization	96	129
Amortization of deferred revenues	(123)	(105)
Net losses on investments and other assets	16	30
Other, net	29	25
Changes in assets and liabilities:
(Increase) decrease in other assets	(246)	133
Increase (decrease) in accrued expenses and other liabilities	465	(376)
Net cash provided by operating activities	1,843	1,791

Cash flows provided by (used for) investing activities
Maturities of available-for-sale investment securities	522	402
Purchases of available-for-sale investment securities	(475)	(285)
Maturities of held-to-maturity investment securities	4	3
Purchases of held-to-maturity investment securities	(12)	(13)
Net change in principal on loans originated for investment	398	(1,245)
Proceeds from the sale of other investments	1	1
Purchases of other investments	(9)	(16)
Purchases of premises and equipment	(71)	(76)
Net cash provided by (used for) investing activities	358	(1,229)

Cash flows provided by (used for) financing activities
Net change in short-term borrowings	(750)	—
Net change in deposits	1,488	4,088
Maturities and repayment of securitized debt	(4)	(1,180)
Maturities and repayments of other long-term borrowings	(1)	(800)
Proceeds from issuance of common stock	3	3
Purchases of treasury stock	(28)	(1,232)
Dividends paid on common and preferred stock	(194)	(175)
Net cash provided by financing activities	514	704
Net increase in cash, cash equivalents and restricted cash	2,715	1,266
Cash, cash equivalents and restricted cash, at the beginning of the period	11,728	8,897
Cash, cash equivalents and restricted cash, at the end of the period	$14,443	$10,163

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$14,004	$10,130
Restricted cash	439	33
Cash, cash equivalents and restricted cash, at the end of the period	$14,443	$10,163

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(unaudited)
1.    Background and Basis of Presentation
Description of Business
Discover Financial Services ("DFS" or the "Company") is a digital banking and payment services company. The Company is a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act. Therefore, the Company is subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company provides digital banking products and services and payment services through its subsidiaries. The Company offers its customers credit card loans, personal loans, home loans and deposit products. The Company also operates the Discover Network, the PULSE network ("PULSE") and Diners Club International ("Diners Club"), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to automated teller machines ("ATMs") domestically and internationally, as well as merchant acceptance throughout the United States of America ("U.S.") for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded credit and charge cards and/or provide card acceptance services.
The Company manages its business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. See Note 16: Segment Disclosures for a detailed description of each segment's operations and the allocation conventions used in business segment reporting.
In November 2023, the Company announced its Board of Directors had authorized management to explore the sale of its private student loan portfolio. The Company stopped accepting new applications for private student loans February 1, 2024. See "Business — Operating Model — Digital Banking — Private Student Loans" in the Company's annual report on Form 10-K for the year ended December 31, 2023.
Pending Merger with Capital One Financial Corporation
On February 19, 2024, Discover and Capital One Financial Corporation ("Capital One") jointly announced that they entered into an agreement and plan of merger (the "Merger Agreement"), under which the companies will combine in an all-stock merger, which valued Discover at $35.3 billion based on the price of Capital One common stock on the last trading day before the public announcement of the merger. Under the terms of the Merger Agreement, holders of Discover common stock will receive 1.0192 shares of Capital One common stock for each share of Discover common stock they own. Capital One shareholders will own approximately 60% of the combined company and Discover shareholders will own approximately 40% of the combined company. The Merger Agreement contains customary representations and warranties, covenants and closing conditions. The Board of Directors of the combined company will have fifteen directors, consisting of twelve Capital One Board members and three Discover Board members to be named at a later date. For more information, see Discover’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 22, 2024.
Completion of the proposed merger remains subject to approval by the Federal Reserve Board and the Office of the Comptroller of the Currency and other customary closing conditions, including the approval of both companies’ shareholders.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for the fair presentation of results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's 2023 audited consolidated financial statements filed with the Company's annual report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements for the three months ended March 31, 2023 have been restated as disclosed in the Company's report on Form 10-Q for the second quarter 2023.
Recently Issued Accounting Pronouncements (Not Yet Adopted)
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. Entities are required to disaggregate the rate reconciliation (including percentages and reported amounts) by certain specified categories with additional disaggregation by nature and/or jurisdiction for items over a designated threshold. Income taxes paid (net of refunds received) must be disaggregated by federal, state and foreign taxes and separately by individual jurisdiction in which that amount for a particular jurisdiction is equal to or greater than five percent of total income taxes paid (net of refunds received). This annual disclosure guidance is effective for the Company for the year ending December 31, 2025 and can be adopted on either a prospective or retrospective basis. The Company expects to adopt this standard on a prospective basis. While the ASU implements further income tax disclosure requirements, it does not change how an entity determines its income tax obligation, and it will have no impact on the Company’s consolidated financial condition, results of operations or cash flows.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosure of additional segment level information, particularly regarding significant segment expenses. Entities must disclose significant expense categories and amounts that are regularly provided to the chief operating decision maker ("CODM") and included in the reported segment measure of profit or loss. Other segment items must also be reported, which are those items that make up the difference between segment revenues less significant segment expenses and reported segment profit or loss. Additionally, entities must disclose the identity of the CODM and how they use the reported measures of segment profit or loss for decision making and assessing segment performance. The guidance is effective for the Company for the year ending December 31, 2024, and interim periods thereafter and requires retrospective application. While the ASU implements further segment disclosure requirements, it does not change how an entity identifies its operating or reportable segments, and it will have no impact on the Company’s consolidated financial condition, results of operations or cash flows.
Recently Adopted Accounting Pronouncement
In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU expanded the use of the proportional amortization method of accounting for tax credit investments. Under the proportional amortization method, the cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received, the net effect of which is recognized as a component of income tax expense on the consolidated statements of income. Previously, the method was limited to Low Income Housing Tax Credit investments, however the Company historically did not elect to use this method. Under the amended guidance, use of proportional amortization is available to any qualifying tax credit investments, which now also includes New Markets Tax Credit investments among others. The ASU was effective for the Company on January 1, 2024. All of the Company's tax credit investments as of January 1, 2024 qualified and are now being accounted for under the proportional amortization method. Upon adoption, the Company recorded a $37 million charge to the opening balance of retained earnings to reflect the cumulative effect of adopting the proportional amortization method on a modified-retrospective basis for the Company's existing tax credit investments. The offset to retained earnings was a decrease of $23 million to the book value of the investments and a $14 million decrease to the related deferred tax asset position. Recognition of proportional amortization as a component of income tax expense rather than pre-tax income will result in an increase in the Company's effective tax rate.

2.    Investments
The Company's investment securities consist of the following (dollars in millions):

	March 31, 2024	December 31, 2023
U.S. Treasury(1) and U.S. GSE(2) securities	$12,822	$12,937
Residential mortgage-backed securities - Agency(3)	700	718
Total investment securities	$13,522	$13,655

(1)Includes $377 million and $320 million of U.S. Treasury securities pledged as swap collateral as of March 31, 2024 and December 31, 2023, respectively.
(2)Consists of securities issued by the Federal Home Loan Bank ("FHLB").
(3)Primarily consists of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2024
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$12,981	$10	$(169)	$12,822
Residential mortgage-backed securities - Agency	458	—	(19)	439
Total available-for-sale investment securities	$13,439	$10	$(188)	$13,261
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$261	$—	$(23)	$238
Total held-to-maturity investment securities	$261	$—	$(23)	$238

At December 31, 2023
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$12,971	$52	$(86)	$12,937
Residential mortgage-backed securities - Agency	480	—	(15)	465
Total available-for-sale investment securities	$13,451	$52	$(101)	$13,402
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$253	$—	$(19)	$234
Total held-to-maturity investment securities	$253	$—	$(19)	$234

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities ("RMBS") that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The Company primarily invests in U.S. Treasury obligations and securities issued by a U.S. government agency ("Agency") or government-sponsored enterprise ("U.S. GSE"), which have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. federal government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments. In addition, the Company does not have the intent to sell any available-for-sale securities in an unrealized loss position and does not believe it is more likely than not that it will be required to sell any such security before recovery of its amortized cost basis.

The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2024
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	186	$7,701	$(97)	$3,532	$(72)
Residential mortgage-backed securities - Agency	31	$—	$—	$439	$(19)

At December 31, 2023
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	105	$3,513	$(13)	$3,978	$(73)
Residential mortgage-backed securities - Agency	31	$—	$—	$465	$(15)

There were no proceeds from sales or recognized gains or losses on available-for-sale securities during the three months ended March 31, 2024 and 2023. See Note 8: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three months ended March 31, 2024 and 2023.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At March 31, 2024	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$2,005	$10,552	$424	$—	$12,981
Residential mortgage-backed securities - Agency(1)	—	65	24	369	458
Total available-for-sale investment securities	$2,005	$10,617	$448	$369	$13,439
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$261	$261
Total held-to-maturity investment securities	$—	$—	$—	$261	$261
Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$1,971	$10,428	$423	$—	$12,822
Residential mortgage-backed securities - Agency(1)	—	63	23	353	439
Total available-for-sale investment securities	$1,971	$10,491	$446	$353	$13,261
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$238	$238
Total held-to-maturity investment securities	$—	$—	$—	$238	$238

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are recorded within other assets on the Company’s condensed consolidated statements of financial condition. The Company has elected to account for its qualifying investments in Low Income Housing Tax Credit and New Markets Tax Credit programs under the proportional amortization method beginning January 1, 2024 on a modified retrospective basis. As of March 31, 2024, all of the Company's tax credit investments qualified for this election. Prior to 2024, these investments were accounted for using the equity method. Under the proportional amortization method, the cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received, the net effect of which is recognized as a component of income tax expense on the condensed consolidated statements of income and within cash flows provided by operating activities on the condensed consolidated statements of cash flows. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. The related commitments for future investments are recorded in accrued expenses and other liabilities within the consolidated statements of financial condition for delayed equity contributions that are unconditional and legally binding. Equity contributions that are contingent upon a future event are recognized when that contingent event becomes probable. As of March 31, 2024 and December 31, 2023, the Company had outstanding investments in these entities of $479 million and $514 million, respectively, and related liabilities for delayed equity contributions of $183 million and $187 million, respectively. During the three months ended March 31, 2024, the Company recognized $16 million of amortization and $18 million of income tax credits and other income tax benefits. Non-income tax benefits comprised only immaterial cash distributions from these investments during the three months ended March 31, 2024.
The Company holds non-controlling equity positions in several payment services entities and third-party venture capital funds which invest in such entities. Most of the direct investments in such entities are not subject to equity method accounting because the Company does not have significant influence over the investee. The Company's investments in third-party venture capital funds represent limited partnership interests and are accounted for under the equity method. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, these investments are carried at cost minus impairment, if any. As of March 31, 2024 and December 31, 2023, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $35 million.
3.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	March 31, 2024	December 31, 2023
Credit card loans(1)(2)	$99,475	$102,259
Other loans(3)
Private student loans(4)	10,480	10,352
Personal loans	10,107	9,852
Other loans	6,493	5,946
Total other loans	27,080	26,150
Total loan receivables	126,555	128,409
Allowance for credit losses	(9,258)	(9,283)
Net loan receivables	$117,297	$119,126

(1)Amounts include carrying values of $13.9 billion and $14.8 billion underlying investors' interest in trust debt at March 31, 2024 and December 31, 2023, respectively, and $15.2 billion and $15.6 billion in seller's interest at March 31, 2024 and December 31, 2023, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $746 million and $753 million at March 31, 2024 and December 31, 2023, respectively.
(3)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $555 million, $72 million and $23 million, respectively, at March 31, 2024 and $522 million, $69 million and $21 million, respectively, at December 31, 2023.
(4)At March 31, 2024 and December 31, 2023, the private student loan portfolio continued to be classified as held for investment and there were $6.3 billion of private student loans in repayment.
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

The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, private student and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	March 31, 2024				December 31, 2023
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans	$79,207	80%	$20,268	20%	$82,238	80%	$20,021	20%
Private student loans by origination year(1)(2)
2024	$129	98%	$3	2%
2023	1,399	94%	91	6%	$1,010	94%	$69	6%
2022	1,445	94%	88	6%	1,495	95%	85	5%
2021	1,411	94%	92	6%	1,468	94%	91	6%
2020	1,127	94%	76	6%	1,180	94%	75	6%
Prior	4,277	93%	342	7%	4,537	93%	342	7%
Total private student loans	$9,788	93%	$692	7%	$9,690	94%	$662	6%
Personal loans by origination year
2024	$1,425	100%	$5	—%
2023	4,614	97%	146	3%	$5,149	98%	$100	2%
2022	2,244	92%	191	8%	2,604	93%	187	7%
2021	869	91%	85	9%	1,049	92%	91	8%
2020	285	92%	25	8%	355	92%	29	8%
Prior	185	85%	33	15%	247	86%	41	14%
Total personal loans	$9,622	95%	$485	5%	$9,404	95%	$448	5%

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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, private student and personal loan receivables (dollars in millions):

	March 31, 2024			December 31, 2023
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$1,869	$1,941	$3,810	$2,038	$1,917	$3,955
Private student loans by origination year(1)
2024	$—	$—	$—
2023	2	1	3	$—	$—	$—
2022	10	6	16	7	2	9
2021	18	10	28	18	6	24
2020	20	10	30	20	7	27
Prior	143	51	194	156	55	211
Total private student loans	$193	$78	$271	$201	$70	$271
Personal loans by origination year
2024	$—	$—	$—
2023	38	12	50	$26	$8	$34
2022	41	15	56	44	16	60
2021	17	6	23	20	8	28
2020	5	2	7	7	2	9
Prior	7	4	11	7	5	12
Total personal loans	$108	$39	$147	$104	$39	$143

(1)Private student loans may include a deferment period, during which borrowers are not required to make payments while enrolled in school at least half time as determined by the school. During a deferment period, these loans do not advance into delinquency.

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended March 31, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283
Additions
Provision for credit losses(1)	1,333	53	134	11	1,531
Deductions
Charge-offs	(1,649)	(47)	(113)	(3)	(1,812)
Recoveries	238	5	13	—	256
Net charge-offs	(1,411)	(42)	(100)	(3)	(1,556)
Balance at March 31, 2024	$7,541	$869	$756	$92	$9,258

	For the Three Months Ended March 31, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(2)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	1,002	60	68	5	1,135
Deductions
Charge-offs	(879)	(33)	(54)	—	(966)
Recoveries	195	6	15	—	216
Net charge-offs	(684)	(27)	(39)	—	(750)
Balance at March 31, 2023	$6,135	$872	$622	$62	$7,691

(1)Excludes a $34 million and $33 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended March 31, 2024 and 2023, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
(2)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2022-02 on January 1, 2023, which eliminated the requirement to apply discounted cash flow measurements for certain troubled debt restructurings.
The allowance for credit losses was approximately $9.3 billion at March 31, 2024, which reflects a $25 million release from December 31, 2023. The release in the allowance for credit losses for the three months ended March 31, 2024 was driven by lower receivables and a modestly more favorable economic outlook, offset in part by higher expected delinquencies and losses.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at March 31, 2024, the Company used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2024 at 4.03% and, within the Company's reasonable and supportable period, peaking at 4.17% in the third quarter of 2025 and (ii) 2.48% growth rate in real gross domestic product in 2024.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, including those relating to consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its federal funds rate target range substantially during 2022 and the first three quarters of 2023 in an effort to slow economic growth and reduce inflation. Real GDP growth and labor market conditions have exceeded most economists’ expectations, despite an inflation level that has moderated but remains above the target rate. Federal Reserve officials have suggested that the policy rate is likely at its peak for the current tightening cycle, however, the timing and magnitude of rate decreases will be dependent on trends in economic data, particularly inflation. Restrictive monetary policy typically precedes weaker consumer credit conditions caused by rising unemployment as economic growth slows. While credit performance in the Company's lending portfolios has evolved in line with its expectations, the Company assessed the prospects for various macroeconomic outcomes in setting its allowance for credit losses.
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
The net charge-offs for credit card loans, private student loans and personal loans increased for the three months ended March 31, 2024, when compared to the same periods in 2023, primarily driven by portfolio seasoning.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$279	$128
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$69	$41

Gross principal charge-offs of the Company's loan portfolio are presented in the table below, on a year-to-date basis, for credit card, private student and personal loan receivables (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Credit card loans	$1,649	$879
Private student loans by origination year
2024	$—
2023	—	$—
2022	2	—
2021	5	2
2020	6	5
Prior	34	26
Total private student loans	$47	$33
Personal loans by origination year
2024	$—
2023	28	$—
2022	48	16
2021	22	18
2020	8	9
Prior	7	11
Total personal loans	$113	$54

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below for each class of loan receivables (dollars in millions):(1)

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At March 31, 2024
Credit card loans	$1,869	$1,941	$3,810	$1,900	$203
Other loans
Private student loans	193	78	271	77	8
Personal loans	108	39	147	37	11
Other loans	33	21	54	3	56
Total other loans	334	138	472	117	75
Total loan receivables	$2,203	$2,079	$4,282	$2,017	$278

At December 31, 2023
Credit card loans	$2,038	$1,917	$3,955	$1,881	$197
Other loans
Private student loans	201	70	271	69	8
Personal loans	104	39	143	37	11
Other loans	39	19	58	3	53
Total other loans	344	128	472	109	72
Total loan receivables	$2,382	$2,045	$4,427	$1,990	$269

(1)The payment status of both modified and unmodified loans is included in this table.
(2)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $9 million and $8 million for the three months ended March 31, 2024 and 2023, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.
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
To assist private student loan borrowers who are experiencing temporary financial difficulties but are willing to resume making payments, the Company has offered a payment delay (in the form of hardship forbearance or temporary payment reduction), or a payment delay (in the form of a temporary payment reduction) combined with a temporary interest rate reduction. These programs are offered up to six consecutive months at one time. Hardship forbearance is limited to a lifetime usage cap of 12 months. Beginning in the fourth quarter of 2023, the lifetime usage cap of certain other programs was increased from 12 to 36 months.

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
In addition to the programs described above, the Company will in certain cases accept partial payment in full satisfaction of the outstanding receivable. This is a form of principal forgiveness also known as a settlement. The difference between the loan balance and the amount received at settlement is recorded as a charge-off.
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
The following table provides the period-end amortized cost basis, by modification category, of loans to borrowers experiencing financial difficulty that entered a modification program during the period (dollars in millions). Some of the loans presented in the table below may no longer be enrolled in a program at period-end:

	For the Three Months Ended March 31,
	2024	2023
Credit card loans(1)(2)
Interest rate reduction	$920	$632
Total credit card loans(3)	$920	$632
% of total class of financing receivables	0.92%	0.70%

Private student loans(1)
Payment delay(4)	$1	$3
Interest rate reduction and payment delay(4)	101	29
Total private student loans(3)	$102	$32
% of total class of financing receivables	0.97%	0.04%

Personal loans(1)
Payment delay(4)	$4	$2
Term extension(5)	10	8
Interest rate reduction and payment delay(4)	26	14
Interest rate reduction and term extension(5)	14	6
Total personal loans(3)	$54	$30
% of total class of financing receivables	0.53%	0.36%

(1)    Accrued interest receivable (including unbilled accrued interest receivable for credit card loans) on modified loans to borrowers experiencing financial difficulty, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was immaterial at March 31, 2024 and 2023.
(2)    Accounts that entered a credit card loan modification program include $185 million and $118 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended March 31, 2024 and 2023, respectively.
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

The only non-cancellable commitments the Company has to lend additional funds to borrowers experiencing financial difficulty relate to certain private student loans. As of March 31, 2024, the amount of such commitments associated with loans modified during the periods presented was immaterial.

The following table provides information on the financial effects of loan modifications to borrowers experiencing financial difficulty, by modification type, made during the period (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Credit card loans
Weighted-average interest rate reduction	14.42%	13.38%
Principal forgiven	$56	NM
Interest and fees forgiven(1)	$56	$12

Private student loans
Weighted-average interest rate reduction	8.84%	8.02%
Payment delay duration (in months)(2)	6 to 12	6 to 12

Personal loans
Weighted-average interest rate reduction	13.20%	11.55%
Weighted-average term extension (in months)	40	38
Payment delay duration (in months)(2)	6 to 12	6 to 12

(1)     Represents the amount of interest and fees forgiven resulting from accounts entering into a credit card loan modification program and pre-charge off settlements. Interest and fees forgiven are reversed against the respective line items in the condensed consolidated statements of income.
(2)    For private student loan payment delays, the Company offers up to six consecutive months of delay and limits assistance to a life of loan maximum of 36 months. For personal loan payment delays, the Company limits this assistance to a life of loan maximum of 12 months.

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

The following table presents the payment status and period-end amortized cost basis, by class of loan receivable, of loans that were modified to borrowers experiencing financial difficulty during the 12 months preceding each of the periods presented (dollars in millions)(1):

	Current	30-89 Days Delinquent	90 or More Days Delinquent
At March 31, 2024
Credit card loans	$2,118	$257	$217
Private student loans	207	22	8
Personal loans	126	23	4
Total	$2,451	$302	$229

At December 31, 2023
Credit card loans	$1,882	$252	$196
Private student loans	147	18	8
Personal loans	109	20	4
Total	$2,138	$290	$208

(1)    This table includes any loan that entered a modification program during the preceding 12 months without regard to whether it remained in a modification program as of the reporting date.

The following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified to borrowers experiencing financial difficulty during the 12 months preceding default (dollars in millions):

	For the Three Months Ended March 31, 2024
	Defaulted Amount(1)	Period-end Amortized Cost Basis
Credit card loans
Interest rate reduction	$205	$161
Total credit card loans	$205	$161

Private student loans
Payment delay	$2	$2
Interest rate reduction and payment delay	17	16
Total private student loans	$19	$18

Personal loans
Payment delay	$1	$1
Term extension	2	1
Interest rate reduction and payment delay	7	3
Interest rate reduction and term extension	4	3
Total personal loans	$14	$8

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
The defaulted amount and period-end amortized cost basis of loans modified on or after January 1, 2023 to borrowers experiencing financial difficulty which subsequently defaulted was immaterial for the three months ended March 31, 2023, for all classes of loan receivables.
4.    Credit Card and Private Student Loan Securitization Activities
The Company's securitizations are accounted for as secured borrowings and the related trusts are treated as consolidated subsidiaries of the Company. For a description of the Company's principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2023.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	March 31, 2024	December 31, 2023
Restricted cash	$432	$36

Investors' interests held by third-party investors	10,975	11,725
Investors' interests held by wholly-owned subsidiaries of Discover Bank	2,917	3,117
Seller's interest	15,155	15,598
Loan receivables(1)	29,047	30,440
Allowance for credit losses allocated to securitized loan receivables(1)	(1,323)	(1,347)
Net loan receivables	27,724	29,093
Other assets	3	2
Carrying value of assets of consolidated variable interest entities	$28,159	$29,131

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of March 31, 2024, no economic or other early amortization events have occurred.
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
Private Student Loan Securitization Activities
The Company's private student loan trust receivables reported in loan receivables and the related debt issued by the trust reported in long-term borrowings were immaterial as of March 31, 2024 and December 31, 2023. The amounts are included, together with amounts related to the Company's credit card securitizations, in the supplemental information about assets and liabilities of consolidated variable interest entities, which is presented with the Company's condensed consolidated statements of financial condition.
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

The following table summarizes certificates of deposits maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

At March 31, 2024
2024	$21,263
2025	12,190
2026	4,211
2027	4,408
2028	2,161
Thereafter	1,009
Total	$45,242

6.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	March 31, 2024				December 31, 2023
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2024-2026	0.58% - 5.03%	3.17%	$9,947	$10,003
Floating-rate asset-backed securities(2)	2024	6.04%	6.04%	925	925
Total Discover Card Master Trust I and Discover Card Execution Note Trust				10,872	10,928

Floating-rate asset-backed security(3)(4)	2031	9.50%	9.50%	61	65
Total private student loan securitization trust				61	65
Total long-term borrowings - owed to securitization investors				10,933	10,993

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2024-2032	3.75% - 6.70%	4.68%	3,337	3,336
Fixed-rate retail notes	2025-2031	3.25% - 4.40%	3.82%	139	140
Fixed to floating-rate senior notes(5)	2034	7.96%	7.96%	992	993

Discover Bank
Fixed-rate senior bank notes(1)	2024-2030	2.45% - 4.65%	3.53%	3,535	3,571
Fixed-rate subordinated bank notes	2028	5.97%	5.97%	491	500
Fixed-rate Federal Home Loan Bank advances	2030	4.77% - 4.82%	4.82%	523	523
Floating-rate Federal Home Loan Bank advances(6)	2024	5.49% - 5.59%	5.59%	525	525
Total long-term borrowings				$20,475	$20,581

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the applicable benchmark interest rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 15: Derivatives and Hedging Activities.
(2)DCENT floating-rate asset-backed securities include issuances with the following interest rate terms: 1-month Term SOFR + 0.11448% Tenor Spread Adjustment + 60 basis points as of March 31, 2024.
(3)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of March 31, 2024.
(4)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
(5)The fixed to floating-rate senior notes include a rate reset on November 2, 2033, to a floating rate based on compounded SOFR + 3.370%.
(6)The floating-rate FHLB advances include interest rate terms based on SOFR plus a spread ranging from 16 to 26 basis points as of March 31, 2024.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

March 31, 2024
2024	$4,250
2025	6,121
2026	4,868
2027	1,001
2028	1,412
Thereafter	2,823
Total	$20,475

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of March 31, 2024, the Company had total committed borrowing capacity of $4.1 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $1.0 billion in long-term advances. As of December 31, 2023, the Company had total committed borrowing capacity of $3.6 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $1.0 billion in long-term advances. These advances are presented as short- or long-term borrowings on the condensed consolidated statements of financial condition based on the contractual maturity at origination.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2024, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. As of December 31, 2023, the total commitment of secured credit facilities through private providers was $3.5 billion, $750 million of which was outstanding as a short-term advance. This advance is presented as short-term borrowings on the condensed consolidated statements of financial condition. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2025. Borrowings outstanding under each facility bear interest at a margin above the Term Secured Overnight Financing Rate ("SOFR") or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
7.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at March 31, 2024 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at March 31, 2024	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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

8.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive (loss) income ("AOCI") were as follows (dollars in millions):

	Unrealized (Losses) Gains on Available-for-Sale Investment Securities, Net of Tax	(Losses) Gains on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended March 31, 2024
Balance at December 31, 2023	$(37)	$(8)	$(180)	$(225)
Net change	(97)	(71)	—	(168)
Balance at March 31, 2024	$(134)	$(79)	$(180)	$(393)

For the Three Months Ended March 31, 2023
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)
Net change	92	12	—	104
Balance at March 31, 2023	$(44)	$(2)	$(189)	$(235)

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended March 31, 2024
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(129)	$32	$(97)
Net change	$(129)	$32	$(97)
Cash Flow Hedges
Net unrealized losses arising during the period	$(131)	$32	$(99)
Amounts reclassified from AOCI	37	(9)	28
Net change	$(94)	$23	$(71)

For the Three Months Ended March 31, 2023
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$122	$(30)	$92
Net change	$122	$(30)	$92
Cash Flow Hedges
Net unrealized gains arising during the period	$10	$(2)	$8
Amounts reclassified from AOCI	5	(1)	4
Net change	$15	$(3)	$12

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Income before income taxes	$404	$1,257
Income tax expense	$96	$289
Effective income tax rate	23.7%	23.0%

The effective tax rate increased for the three months ended March 31, 2024, as compared to the same period in 2023, due to the adoption of the proportional amortization method for qualifying tax credit investments effective January 1, 2024, offset by the decrease in pretax income.
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
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Numerator
Net income	$308	$968
Preferred stock dividends	(31)	(31)
Net income available to common stockholders	277	937
Income allocated to participating securities	(3)	(6)
Net income allocated to common stockholders	$274	$931
Denominator
Weighted-average shares of common stock outstanding	250	262
Weighted-average shares of common stock outstanding and common stock equivalents	250	262

Basic earnings per common share	$1.10	$3.55
Diluted earnings per common share	$1.10	$3.55

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three months ended March 31, 2024 and 2023.
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
As of March 31, 2024 and December 31, 2023, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized", DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.
The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
March 31, 2024
Total capital (to risk-weighted assets)
Discover Financial Services	$17,513	13.3%	$10,499	≥8.0%	$13,124	≥10.0%
Discover Bank	$16,598	12.8%	$10,349	≥8.0%	$12,936	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,394	11.7%	$7,874	≥6.0%	$7,874	≥6.0%
Discover Bank	$13,752	10.6%	$7,762	≥6.0%	$10,349	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,394	10.1%	$6,086	≥4.0%	N/A	N/A
Discover Bank	$13,752	9.2%	$6,004	≥4.0%	$7,505	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,338	10.9%	$5,906	≥4.5%	N/A	N/A
Discover Bank	$13,752	10.6%	$5,821	≥4.5%	$8,409	≥6.5%

December 31, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,986	13.7%	$10,471	≥8.0%	$13,088	≥10.0%
Discover Bank	$16,856	13.0%	$10,352	≥8.0%	$12,939	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,872	12.1%	$7,853	≥6.0%	$7,853	≥6.0%
Discover Bank	$13,910	10.8%	$7,764	≥6.0%	$10,352	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,872	10.7%	$5,915	≥4.0%	N/A	N/A
Discover Bank	$13,910	9.5%	$5,833	≥4.0%	$7,292	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,816	11.3%	$5,890	≥4.5%	N/A	N/A
Discover Bank	$13,910	10.8%	$5,823	≥4.5%	$8,411	≥6.5%

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
Commitments
Unused Credit Arrangements
At March 31, 2024, the Company had unused credit arrangements for loans of approximately $233.0 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $110 million as of March 31, 2024.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of March 31, 2024, the Company had not recorded any contingent liability in the condensed consolidated statements of financial condition for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2024 and 2023.

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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Aggregate sales transaction volume(1)	$61,332	$60,833

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2024 and December 31, 2023. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of March 31, 2024 and December 31, 2023, the Company had escrow deposits and settlement withholdings of $9 million and $10 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.
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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's business including, among other matters, regulatory, accounting, tax and other operational matters. The investigations and proceedings may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief. These outcomes could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit the Company's ability to execute its business strategies and engage in certain business activities. Certain subsidiaries of the Company are subject to consent orders with the Consumer Financial Protection Bureau ("CFPB") and FDIC, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time.
In accordance with applicable accounting guidance, the Company establishes a liability for legal and regulatory matters when those matters create loss contingencies that are both probable and estimable. Except as discussed below regarding the card product misclassification matter, litigation and regulatory settlement-related expenses were immaterial for the three months ended March 31, 2024 and 2023.

There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $230 million as of March 31, 2024. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
In July 2015, the Company announced that its subsidiaries, Discover Bank, The Student Loan Corporation and Discover Products Inc. (the "Discover Subsidiaries"), agreed to a consent order with the CFPB with respect to certain private student loan servicing practices (the "2015 Order"). The 2015 Order expired in July 2020. In December 2020, the Discover Subsidiaries agreed to a consent order (the "2020 Order") with the CFPB resolving the agency’s investigation into Discover Bank’s compliance with the 2015 Order. In connection with the 2020 Order, Discover is required to implement a redress and compliance plan and must pay at least $10 million in consumer redress to consumers who may have been harmed and has paid a $25 million civil money penalty to the CFPB.
On September 25, 2023, following the consent of the Board of Directors of Discover Bank, the FDIC issued a consent order (the "2023 Order") to Discover Bank. The 2023 Order addresses shortcomings in Discover Bank’s compliance management system for consumer protection laws and related matters. It does not contain any monetary penalties or fines. As part of the 2023 Order, Discover Bank agreed to improve its consumer compliance management system and enhance related corporate governance and enterprise risk management practices, and increase the level of Board oversight of such matters. Discover Bank has been taking significant steps to strengthen the organization’s compliance management system and address the other issues identified in the 2023 Order. In addition, Discover added two new independent directors with significant banking experience to the Boards of Discover and Discover Bank in the third quarter of 2023.
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
Card Product Misclassification
As reported, the Company recorded a liability of $365 million as of June 30, 2023, within accrued expenses and other liabilities, to provide refunds to merchants and merchant acquirers as a result of the card product misclassification. Management completed the reclassification of card products in November 2023. As of December 31, 2023, the balance of the liability was $375 million, reflecting an additional $11 million for the estimated effect of the prior price tiering on discount and interchange assessments recorded in each of the third and fourth quarters of 2023 and $12 million of settlement disbursements made through that date. Throughout the first quarter of 2024, the Company continued settlement discussions with large direct merchants both directly and indirectly as plaintiffs in putative class actions filed on behalf of all merchants, and the Company continued to discuss these efforts with its regulators. Another $9 million in settlement disbursements were made during the first quarter of 2024. Based on its experience to date with remediation efforts, discussions through the first quarter of 2024 with its regulators, Board of Directors and other stakeholders, the pending merger with Capital One approved by the Board of Directors during the quarter, and a desire to advance resolution of the matter more quickly to mitigate further risk, the Company determined it was appropriate to increase its estimate of total remediation. As a result, the Company increased its liability to $1.2 billion through a charge to other expense for the three months ended March 31, 2024, to reflect the total amount the Company now expects is probable to be disbursed in relation to the card product misclassification.
The Company remains in discussions with its regulators regarding this matter. The Company expects these discussions will likely result in enforcement actions, which may include, among other remedies, monetary penalties, the amount of which cannot be estimated at this time and could be material.
In addition, the Company and its subsidiaries have been named as defendants in various lawsuits, including a putative class action on behalf of shareholders and shareholder derivative actions. The Company also is cooperating with a Securities and Exchange Commission investigation into the card product misclassification matter. The Company believes that additional losses are probable as a result of these actions and such losses could be material but it is not able to make a reasonable estimate of the amount or range of such losses as of March 31, 2024.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2024
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$12,815	$7	$—	$12,822
Residential mortgage-backed securities - Agency	—	439	—	439
Available-for-sale investment securities	$12,815	$446	$—	$13,261

Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$6	$—	$6

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$5	$—	$5

Balance at December 31, 2023
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$12,928	$9	$—	$12,937
Residential mortgage-backed securities - Agency	—	465	—	465
Available-for-sale investment securities	$12,928	$474	$—	$13,402

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Marketable equity securities	$1	$—	$—	$1
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

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
At March 31, 2024, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $457 million, a weighted-average coupon of 4.10% and a weighted-average remaining maturity of four years.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets during the three months ended March 31, 2024 and 2023.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$238	$—	$238	$261
Held-to-maturity investment securities	$—	$238	$—	$238	$261

Net loan receivables	$—	$—	$124,936	$124,936	$117,297

Carrying value approximates fair value(1)
Cash and cash equivalents	$14,004	$—	$—	$14,004	$14,004
Restricted cash	$439	$—	$—	$439	$439
Accrued interest receivables(2)	$—	$1,490	$—	$1,490	$1,490

Liabilities
Amortized cost
Time deposits(3)	$—	$45,276	$—	$45,276	$45,242

Long-term borrowings - owed to securitization investors	$—	$10,767	$61	$10,828	$10,933
Other long-term borrowings	—	9,544	—	9,544	9,542
Long-term borrowings	$—	$20,311	$61	$20,372	$20,475

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$445	$—	$445	$445

Balance at December 31, 2023
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$234	$—	$234	$253
Held-to-maturity investment securities	$—	$234	$—	$234	$253

Net loan receivables	$—	$—	$126,940	$126,940	$119,126

Carrying value approximates fair value(1)
Cash and cash equivalents	$11,685	$—	$—	$11,685	$11,685
Restricted cash	$43	$—	$—	$43	$43
Accrued interest receivables(2)	$—	$1,450	$—	$1,450	$1,450

Liabilities
Amortized cost
Time deposits(3)	$—	$45,333	$—	$45,333	$45,240
Short-term borrowings	$—	$750	$—	$750	$750

Long-term borrowings - owed to securitization investors	$—	$10,770	$65	$10,835	$10,993
Other long-term borrowings	—	9,469	—	9,469	9,588
Long-term borrowings	$—	$20,239	$65	$20,304	$20,581

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$421	$—	$421	$421

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). At March 31, 2024 and December 31, 2023, the Company's outstanding cash flow hedges primarily relate to interest receipts from credit card receivables and had an initial maximum period of five years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at March 31, 2024, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company's then outstanding credit card receivables and certain floating-rate debt, respectively. During the next 12 months, the Company estimates it will reclassify $104 million into pretax earnings related to its cash flow hedges.
Fair Value Hedges
The Company is exposed to changes in the fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in the fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, and deposits attributable to changes in the respective benchmark rates. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in the fair values of both (i) the derivatives and (ii) the hedged long-term borrowings and deposits attributable to the interest-rate risk being hedged are recorded in interest expense and generally provide substantial offset to one another.

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
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	March 31, 2024				December 31, 2023
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$12,000	19	$1	$6	$10,650	$2	$—
Interest rate swaps—fair value hedge	$12,762	17	—	5	$8,650	2	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$32	6	—	—	$29	—	—
Total gross derivative assets/liabilities(2)			1	11		4	—
Less: collateral held/posted(3)			—	(11)		—	—
Total net derivative assets/liabilities			$1	$—		$4	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 1.5 billion as of March 31, 2024, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 1.1 billion and AUD 2 million as of December 31, 2023.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities and tax exempt single family mortgage revenue bonds as part of its community reinvestment initiatives. At March 31, 2024, the Company had one outstanding contract with a total notional amount of $23 million and an immaterial fair value. At December 31, 2023, the Company had one outstanding contract with a total notional amount of $35 million and an immaterial fair value.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	March 31, 2024		December 31, 2023
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$12,614	$(108)	$8,620	$—

(1)The balance includes $10 million and $12 million of cumulative hedging adjustments related to discontinued hedging relationships as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense		Interest Income (Credit Card)
	Deposits	Long-Term Borrowings
For the Three Months Ended March 31, 2024
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,210)	$(245)	$3,938

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$3	$(40)

Gains (losses) on fair value hedging relationships
Gains on hedged items	$3	$103	$—
Losses on interest rate swaps	(4)	(138)	—
Total losses on fair value hedging relationships	$(1)	$(35)	$—

For the Three Months Ended March 31, 2023
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(756)	$(189)	$3,321

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$2	$(7)

Gains (losses) on fair value hedging relationships
Losses on hedged items	$—	$(35)	$—
Gains on interest rate swaps	—	21	—
Total losses on fair value hedging relationships	$—	$(14)	$—

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
The business segment reporting provided to and used by the Company's CODM is prepared using the following principles and allocation conventions:
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
•The Company's assets are not allocated among the operating segments in the information reviewed by the Company's CODM.
•The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.
•Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's CODM.

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended March 31, 2024
Interest income
Credit card loans	$3,938	$—	$3,938
Private student loans	264	—	264
Personal loans	333	—	333
Other loans	115	—	115
Other interest income	298	—	298
Total interest income	4,948	—	4,948
Interest expense	1,461	—	1,461
Net interest income	3,487	—	3,487
Provision for credit losses	1,497	—	1,497
Other income	591	132	723
Other expense	2,259	50	2,309
Income before income taxes	$322	$82	$404

For the Three Months Ended March 31, 2023
Interest income
Credit card loans	$3,321	$—	$3,321
Private student loans	252	—	252
Personal loans	248	—	248
Other loans	64	—	64
Other interest income	192	—	192
Total interest income	4,077	—	4,077
Interest expense	945	—	945
Net interest income	3,132	—	3,132
Provision for credit losses	1,102	—	1,102
Other income	522	88	610
Other expense	1,342	41	1,383
Income before income taxes	$1,210	$47	$1,257

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended March 31, 2024
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$346	$25	$371
Protection products revenue	42	—	42
Transaction processing revenue	—	87	87
Other income	3	20	23
Total other income subject to ASC 606(2)	391	132	523
Other income not subject to ASC 606
Loan fee income	200	—	200
Total other income not subject to ASC 606	200	—	200
Total other income by operating segment	$591	$132	$723

For the Three Months Ended March 31, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$310	$20	$330
Protection products revenue	43	—	43
Transaction processing revenue	—	67	67
Other income	3	19	22
Total other income subject to ASC 606(2)	356	106	462
Other income not subject to ASC 606
Loan fee income	166	—	166
Gains (losses) on equity investments	—	(18)	(18)
Total other income (loss) not subject to ASC 606	166	(18)	148
Total other income by operating segment	$522	$88	$610

(1)Net of rewards, including Cashback Bonus rewards, of $703 million and $716 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Excludes $2 million and $6 million of deposit product fees that are reported within net interest income for the three months ended March 31, 2024 and 2023, respectively.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2023.
18.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to March 31, 2024, and determined that there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to accounting guidance, tax reform, financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; risks related to the proposed merger with Capital One including, among others, (i) failure to complete the merger with Capital One or unexpected delays related to the merger or the inability of the parties to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) diversion of management’s attention from ongoing business operations and opportunities, (iv) cost and revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (v) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vi) deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, (vii) expenses related to the proposed merger being greater than expected, and (viii) shareholder litigation that could prevent or delay the closing of the proposed merger or otherwise negatively impact our business and operations; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants and merchants; our ability to sustain our card and personal loan growth; our ability to complete the proposed sale of the Discover Student Loan portfolio; our ability to increase or sustain Discover card usage or attract new customers; difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; our ability to manage our credit risk, market risk, liquidity risk, operational risk, compliance and legal risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of our or others' key systems; our ability to remain organizationally effective; our ability to maintain relationships with merchants; the effect of political, economic and market conditions, geopolitical events, climate change, pandemics and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors, as well as those with which we have no direct relationship such as our employees' internet service providers; our ability to maintain current technology and integrate new and acquired systems and technology; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; our ability to comply with regulatory requirements; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of, investments in or divestitures from businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
Additional factors that could cause our results to differ materially from those described below can be found in this section of this quarterly report and in "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2023, which is filed with the Securities and Exchange Commission ("SEC") and available at the SEC's internet site (https://www.sec.gov).

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
Quarter Highlights
The highlights below compare results as of and for the three months ended March 31, 2024, against results for the same period in the prior year.
•Net income was $308 million, or $1.10 per diluted share, compared to net income of $1.0 billion, or $3.55 per diluted share, in the prior year.
•Total loans grew $13.9 billion, or 12%, to $126.6 billion.
•Credit card loans grew $9.7 billion, or 11%, to $99.5 billion.
•The net charge-off rate for credit card loans increased 256 basis points to 5.66% and the delinquency rate for credit card loans over 30 days past due increased 107 basis points to 3.83%.
•Direct-to-consumer deposits grew $12.0 billion, or 16%, to $87.3 billion.
•Payment Services transaction volume for the segment was $100.3 billion, up 18%.
Outlook
The outlook below provides our current expectations for our financial results based on market conditions, the regulatory and legal environment and our business strategies. The outlook below does not incorporate the impacts of a potential sale of our student loan portfolio.
•We expect a slight increase in total loans.
•Based on the current interest rate environment, net interest margin is expected to decline modestly in comparison to 2023.
•We expect the total net charge-off rate to increase, in comparison to the prior year, driven primarily by the seasoning of recent vintages with higher delinquencies.
•Excluding card misclassification and merger related costs, total expenses are expected to increase, driven by continued investments in compliance and risk management capabilities and wage growth. We remain committed to managing expenses while continuing to make investments in profitable long-term growth.

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
In July 2023, the Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") issued a proposal to amend the risk-based capital framework (the "Basel III rules"), which includes replacing the current "advanced approach" with a new expanded risk-based approach. In addition, the proposal introduces new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, and would significantly revise risk-based capital requirements for all banking institutions with assets of $100 billion or more, including DFS. If adopted, the new requirements would be effective July 1, 2025 with a three-year transition period.

In August 2023, the Federal Reserve, the FDIC and the OCC (the "Agencies") issued a proposal that would require banking institutions in Categories II through IV of the tailoring framework, including DFS, and their insured depository institution subsidiaries with $100 billion or more in assets such as Discover Bank, to have minimum levels of outstanding long-term debt. Under the proposed rule, a covered banking institution would be required to have a minimum outstanding amount of eligible long-term debt that is at least 6% of the institution’s total risk-weighted assets, 2.5% of its total leverage exposure (if it is required to maintain a minimum supplementary leverage ratio) and 3.5% of its average total consolidated assets, whichever is greater. If adopted, banking institutions would have three years to comply with the new requirements, though the Agencies would retain the authority to accelerate or extend the transition period.
While we cannot currently predict the timing or substance of the finalization of these proposals or other regulatory changes, if any such change were adopted, it would likely revise the regulatory tailoring currently applicable to DFS, otherwise tighten the prudential regulatory requirements that would apply to DFS and increase our expenses.
In June 2022, the Federal Reserve released results of the 2022 Comprehensive Capital Analysis and Review ("CCAR") exercise. Our capital levels demonstrated resiliency under stress, staying well above regulatory minimums. Based on these results, in August 2022, our new SCB was set at 2.5%, the lowest possible requirement. This new SCB was effective October 1, 2022, through September 30, 2023. In accordance with the capital plan rule amendments, we elected not to participate in the 2023 supervisory stress tests. Nevertheless, on April 5, 2023, we submitted to the Federal Reserve a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. On July 27, 2023, the Federal Reserve disclosed that our SCB was unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024. On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve. The Federal Reserve is expected to announce the results of the 2024 supervisory stress test by June 30, 2024 and our SCB by August 31, 2024. The new SCB would be effective from October 1, 2024 through September 30, 2025. Under the Basel III rules, a firm must update and resubmit its capital plan under certain circumstances, including a material change in the firm's risk profile, financial condition or corporate structure since its last capital plan submission. On February 19, 2024, Discover and Capital One Financial Corporation ("Capital One") jointly announced that they entered into an agreement and plan of merger (the "Merger Agreement"), under which the companies will combine in an all-stock merger, which we determined required us to resubmit our capital plan. We will submit our updated capital plan by May 6, 2024. Under the capital plan rule and as a consequence of the resubmission requirement, we must receive prior approval for any dividend or other capital distribution, other than a capital distribution on a newly issued capital instrument. The capital plan rule provides that, unless the Federal Reserve determines to extend the timeline, the Federal Reserve must provide us notice of whether our SCB will be recalculated within 75 days of the submission of our updated capital plan and, if applicable, must provide our updated SCB within 90 days of notifying us that the SCB will be recalculated.
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
On March 5, 2024, the CFPB issued a final rule that reduces Regulation Z’s safe harbor amount for late fees to $8 and eliminates automatic annual inflation adjustments to that safe harbor amount. While the final rule is effective May 14, 2024, and could result in increased cardholder delinquencies and credit losses, we continue to monitor legal developments that could impact the timing and outcome of the final rule.
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
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government continue to be proposed and enacted to augment consumer data privacy standards and require companies to assess and/or disclose cybersecurity metrics, risks, opportunities, policies and practices. At the federal level, Discover is subject to the Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations and guidance, which regulate Discover's use and disclosure of our consumers' nonpublic personal information ("NPI"). In July 2023, the SEC adopted rules on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure. For more information on Discover's cybersecurity program in connection with these rules, see "Item 1C. Cybersecurity" in our annual report on Form 10-K for the year ended December 31, 2023. In April 2024, the Department of Homeland Security proposed regulations to implement the Cyber Incident Reporting for Critical Infrastructure Act of 2022 and will promulgate new cyber incident and ransom payment reporting requirements for covered entities such as financial services companies.
At the state level, the California Consumer Privacy Act ("CCPA"), which became effective in 2020, created a broad set of privacy rights and remedies. The California Privacy Rights Act, which became effective on January 1, 2023, amends the CCPA, enhancing consumer privacy protections and creating a new California Privacy Protection Agency ("CPPA"). The CPPA has proposed additional regulations around cybersecurity, risk assessments and automated decision-making technology that may impact Discover as the proposed regulations move forward in the formal rulemaking process. Other states continue to pass privacy legislation. So far, these laws exempt either NPI or financial institutions subject to the GLBA or state banking laws from their scope, so the impact of these state privacy laws on several Discover businesses is limited. We continue to evaluate the impact of the CCPA, as well as other federal and state laws, on our businesses and other providers of consumer financial services, including laws regulating the capture and use of consumer biometrics. For more information on the impact to Discover of data security and privacy laws on regulation, see "Business — Supervision and Regulation" and "Item 1A. Risk Factors" to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2023.
Environmental, Social and Governance Matters
Environmental, social and governance ("ESG") issues, including climate change, human capital and governance practices, are a significant area of focus by U.S. federal, state and international lawmakers and regulatory agencies, as well as shareholders and other stakeholders. In recent months, there have been substantial legislative and regulatory developments on such issues, including proposed, issued or implemented legislation and rulemakings concerning how companies assess and/or disclose climate and other ESG information, risks, opportunities, policies and practices. For example, in March 2024, the SEC issued a final rule on climate-related disclosures and in October 2023, three climate-related disclosure bills were signed in California. The potential impacts to us of these legislative and regulatory requirements are still being evaluated at this time (including as a result of ongoing litigation challenging such requirements), although we expect that these and other emerging and evolving legal and regulatory requirements on ESG issues will result in additional compliance and reporting costs to us.
We continue to evaluate and assess the potential impact of these legal and regulatory developments.
Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 16: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Digital Banking
Interest income
Credit card loans	$3,938	$3,321
Private student loans	264	252
Personal loans	333	248
Other loans	115	64
Other interest income	298	192
Total interest income	4,948	4,077
Interest expense	1,461	945
Net interest income	3,487	3,132
Provision for credit losses	1,497	1,102
Other income	591	522
Other expense	2,259	1,342
Income before income taxes	322	1,210
Payment Services
Other income	132	88
Other expense	50	41
Income before income taxes	82	47
Total income before income taxes	$404	$1,257

The following table presents information on transaction volume (in millions):

	For the Three Months Ended March 31,
	2024	2023
Network Transaction Volume
PULSE Network	$79,073	$65,268
Network Partners	11,070	10,628
Diners Club(1)	10,181	9,211
Total Payment Services	100,324	85,107
Discover Network — Proprietary(2)	51,764	51,826
Total Network Transaction Volume	$152,088	$136,933
Transactions Processed on Networks
Discover Network	883	850
PULSE Network	2,312	1,625
Total Transaction Processed on Networks	3,195	2,475
Credit Card Volume
Discover Card Volume(3)	$53,239	$54,129
Discover Card Sales Volume(4)	$50,137	$50,588

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
Digital Banking
Our Digital Banking segment reported pretax income of $322 million for the three months ended March 31, 2024, as compared to $1.2 billion for the same period in 2023.
Net interest income increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily driven by a higher average level of loan receivables and a higher yield on loans, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to a higher average level of loan receivables and higher market rates. Interest expense increased compared to the prior year primarily due to a larger funding base and higher funding costs driven by lower coupon maturities and higher market rates.
For the three months ended March 31, 2024, the provision for credit losses increased as compared to the same period in 2023, primarily driven by an increase in delinquencies. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income for the Digital Banking segment increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increases in net discount and interchange revenue and loan fee income. The increase in net discount and interchange revenue was driven primarily from favorable sales volume mix. Loan fee income increased primarily due to a higher volume of late payments.
Total other expense increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increases in other expense, professional fees and employee compensation and benefits. Other expense increased primarily from an increase in the reserve for remediation related to the card product misclassification. For information regarding the card product misclassification, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. The increase in employee compensation and benefits was driven primarily by higher average salaries.
Discover card sales volume was $50.1 billion for the three months ended March 31, 2024, which was a decrease of 0.9% as compared to the same period in 2023. This volume decrease was primarily driven by lower new account growth.

Payment Services
Pretax income for the Payment Services segment increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in transaction processing revenue from higher debit transaction volume.
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
Allowance for Credit Losses
The allowance for credit losses was $9.3 billion at March 31, 2024, which reflects a $25 million release from the amount of the allowance for credit losses at December 31, 2023. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
In estimating the expected credit losses, we use a combination of statistical models and qualitative analysis. There is a significant amount of judgment applied in selecting inputs and analyzing the results produced to estimate the allowance for credit losses. For more information on these judgments and our accounting policies and methodologies used to determine the allowance for credit losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Loan Quality," Note 4: Loan Receivables and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2023.
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
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we measured the impact of altering the weighting of macroeconomic scenarios used in our loss forecast. Our allowance for credit losses would increase by approximately $625 million at March 31, 2024 if we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect continued inflationary pressures, including a decline in consumer confidence and the influence of geopolitical events, as well as high interest rates.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended March 31,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%
Interest income	$4,948	$4,077	$871	21%
Interest expense	1,461	945	516	55%
Net interest income	3,487	3,132	355	11%
Provision for credit losses	1,497	1,102	395	36%
Net interest income after provision for credit losses	1,990	2,030	(40)	(2)%
Other income	723	610	113	19%
Other expense	2,309	1,383	926	67%
Income before income taxes	404	1,257	(853)	(68)%
Income tax expense	96	289	(193)	(67)%
Net income	$308	$968	$(660)	(68)%
Net income allocated to common stockholders	$274	$931	$(657)	(71)%

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
•Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the federal funds rate, the interest rate on reserve balances, and Secured Overnight Financing Rate ("SOFR"); and
•The effectiveness of interest rate swaps in our interest rate risk management program.
Net interest income increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily driven by a higher average level of loan receivables and a higher yield on loans, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to a higher average level of loan receivables and higher market rates. Interest expense increased compared to the prior year primarily due to a larger funding base and higher funding costs driven by lower coupon maturities and higher market rates.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$11,980	5.51%	$164	$7,344	4.71%	$85
Restricted cash	558	7.03%	10	588	4.05%	6
Investment securities	13,682	3.64%	124	12,235	3.36%	101
Loan receivables(1)
Credit card loans(2)(3)	100,310	15.79%	3,938	89,460	15.06%	3,321
Private student loans	10,577	10.04%	264	10,546	9.68%	252
Personal loans	10,004	13.40%	333	8,155	12.35%	248
Other	6,235	7.39%	115	3,888	6.64%	64
Total loan receivables	127,126	14.71%	4,650	112,049	14.06%	3,885
Total interest-earning assets	153,346	12.98%	4,948	132,216	12.51%	4,077
Allowance for credit losses	(9,279)			(7,307)
Other assets	7,709			6,494
Total assets(4)	$151,776			$131,403
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(5)	$45,990	4.63%	529	$33,194	3.17%	259
Money market deposits	7,260	4.32%	78	8,769	3.77%	82
Other interest-bearing savings deposits	55,379	4.38%	603	49,255	3.42%	415
Total interest-bearing deposits	108,629	4.48%	1,210	91,218	3.36%	756
Borrowings
Securitized borrowings(6)(7)(8)	11,340	4.71%	133	9,667	3.67%	87
Other long-term borrowings(7)(8)(9)	9,572	4.94%	118	9,372	4.40%	102
Total borrowings	20,912	4.82%	251	19,039	4.03%	189
Total interest-bearing liabilities	129,541	4.54%	1,461	110,257	3.48%	945
Other liabilities and stockholders' equity(10)	22,235			21,146
Total liabilities and stockholders' equity	$151,776			$131,403
Net interest income			$3,487			$3,132
Net interest margin(11)		11.03%			11.34%
Net yield on interest-earning assets(12)		9.15%			9.61%
Interest rate spread(13)		8.44%			9.03%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $123 million and $105 million of amortization of balance transfer fees for the three months ended March 31, 2024 and 2023, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the three months ended March 31, 2024 and 2023.
(4)The return on average assets, based on net income, was 0.20% and 0.74% for the three months ended March 31, 2024 and 2023, respectively.
(5)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three months ended March 31, 2024.
(6)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three months ended March 31, 2024 and 2023.
(7)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three months ended March 31, 2024 and 2023.
(8)Includes the impact of terminated derivatives formerly designated as fair value hedges for the three months ended March 31, 2024 and 2023.
(9)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three months ended March 31, 2024 and 2023.
(10)The return on average stockholders' equity, based on net income, was 8% and 27% for the three months ended March 31, 2024 and 2023, respectively.
(11)Net interest margin represents net interest income as a percentage of average total loan receivables.
(12)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(13)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	March 31, 2024	December 31, 2023
Credit card loans	$99,475	$102,259
Other loans
Private student loans	10,480	10,352
Personal loans	10,107	9,852
Other loans	6,493	5,946
Total other loans	27,080	26,150
Total loan receivables	126,555	128,409
Allowance for credit losses	(9,258)	(9,283)
Net loan receivables	$117,297	$119,126

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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended March 31, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283
Additions
Provision for credit losses(1)	1,333	53	134	11	1,531
Deductions
Charge-offs	(1,649)	(47)	(113)	(3)	(1,812)
Recoveries	238	5	13	—	256
Net charge-offs	(1,411)	(42)	(100)	(3)	(1,556)
Balance at March 31, 2024	$7,541	$869	$756	$92	$9,258

	For the Three Months Ended March 31, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(2)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	1,002	60	68	5	1,135
Deductions
Charge-offs	(879)	(33)	(54)	—	(966)
Recoveries	195	6	15	—	216
Net charge-offs	(684)	(27)	(39)	—	(750)
Balance at March 31, 2023	$6,135	$872	$622	$62	$7,691

(1)Excludes a $34 million and $33 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended March 31, 2024 and 2023, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.
(2)Represents the adjustment to the allowance for credit losses as a result of the adoption of Accounting Standards Update ("ASU") No. 2022-02 on January 1, 2023.
The allowance for credit losses was approximately $9.3 billion at March 31, 2024, which reflects a $25 million release from December 31, 2023. The release in the allowance for credit losses for the three months ended March 31, 2024 was driven by lower receivables and a modestly more favorable economic outlook, offset in part by higher expected delinquencies and losses.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at March 31, 2024, we used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2024 at 4.03% and, within our reasonable and supportable period, peaking at 4.17% in the third quarter of 2025 and (ii) 2.48% growth rate in real gross domestic product in 2024.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, including those relating to consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve raised its federal funds rate target range substantially during 2022 and the first three quarters of 2023 in an effort to slow economic growth and reduce inflation. Real GDP growth and labor market conditions have exceeded most economists’ expectations, despite an inflation level that has moderated but remains above the target rate. Federal Reserve officials have suggested that the policy rate is likely at its peak for the current tightening cycle, however, the timing and magnitude of rate decreases will be dependent on trends in economic data, particularly inflation. Restrictive monetary policy typically precedes weaker consumer credit conditions caused by rising unemployment as economic growth slows. While credit performance in our lending portfolios has evolved in line with our expectations, we assessed the prospects for various macroeconomic outcomes in setting our allowance for credit losses.
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

The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three months ended March 31, 2024, the provision for credit losses increased by $396 million compared to the same period in 2023, primarily driven by an increase in delinquencies.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,
	2024		2023
	$	%	$	%
Credit card loans	$1,411	5.66%	$684	3.10%
Private student loans	$42	1.58%	$27	1.04%
Personal loans	$100	4.02%	$39	1.94%

The net charge-offs and net charge-off rate for credit card loans, private student loans and personal loans increased for the three months ended March 31, 2024, when compared to the same period in 2023, primarily driven by portfolio seasoning.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, and loan receivables that are not accruing interest regardless of delinquency (dollars in millions):

	March 31, 2024		December 31, 2023
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$3,810	3.83%	$3,955	3.87%
Private student loans	$271	2.59%	$271	2.62%
Personal loans	$147	1.46%	$143	1.45%

Total loan receivables	$4,282	3.38%	$4,427	3.45%

Loans 90 or more days delinquent
Credit card loans	$1,941	1.95%	$1,917	1.87%
Private student loans	$78	0.75%	$70	0.67%
Personal loans	$39	0.38%	$39	0.40%

Total loan receivables	$2,079	1.64%	$2,045	1.59%

Loans not accruing interest	$278	0.22%	$269	0.21%

The 30-day and 90-day delinquency rates remained relatively stable for credit card loans, private student loans and personal loans at March 31, 2024, compared to December 31, 2023.

Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%
Discount and interchange revenue, net(1)	$371	$330	$41	12%
Protection products revenue	42	43	(1)	(2)%
Loan fee income	200	166	34	20%
Transaction processing revenue	87	67	20	30%
Gains (losses) on equity investments	—	(18)	18	(100)%
Other income	23	22	1	5%
Total other income	$723	$610	$113	19%

(1)Net of rewards, including Cashback Bonus rewards, of $703 million and $716 million for the three months ended March 31, 2024 and 2023, respectively.
Total other income increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increases in net discount and interchange revenue, loan fee income and transaction processing revenue. The increase in net discount and interchange revenue was driven primarily from favorable sales volume mix. Loan fee income increased primarily due to a higher volume of late payments. The increase in transaction processing revenue was driven primarily by higher debit transaction volume.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended March 31,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%
Employee compensation and benefits	$671	$625	$46	7%
Marketing and business development	250	241	9	4%
Information processing and communications	163	139	24	17%
Professional fees	292	232	60	26%
Premises and equipment	20	22	(2)	(9)%
Other expense	913	124	789	636%
Total other expense	$2,309	$1,383	$926	67%

Total other expense increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increases in other expense, professional fees and employee compensation and benefits. Other expense increased primarily from an increase in the reserve for remediation related to the card product misclassification. For information regarding the card product misclassification, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. The increase in employee compensation and benefits was driven primarily by higher average salaries.

Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Income before income taxes	$404	$1,257
Income tax expense	$96	$289
Effective income tax rate	23.7%	23.0%

The effective tax rate increased for the three months ended March 31, 2024, as compared to the same period in 2023, due to the adoption of the proportional amortization method for qualifying tax credit investments effective January 1, 2024, offset by the decrease in pretax income.
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
Funding Sources
Deposits
We obtain deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits"). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. We gather these deposits from retail customers of our bank, many of whom have more than one Discover product. These deposits originate from a large and diverse customer base, and therefore, the majority of these deposit account balances are insured according to the FDIC's insurance limits. Brokered deposit products include certificates of deposit and sweep accounts. In accordance with FDIC guidance, we do not categorize certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships as brokered for regulatory reporting purposes. At March 31, 2024, we had $87.3 billion of direct-to-consumer deposits and $23.1 billion of brokered deposits, of which there are $93.0 billion of deposit balances due in less than one year and $17.4 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. As of March 31, 2024, there were $29.0 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three months ended March 31, 2024. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At March 31, 2024, we had $11.0 billion of outstanding public asset-backed securities and $2.9 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended March 31, 2024, the DiscoverSeries three-month rolling average excess spread was 14.14%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At March 31, 2024	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$10,872	$3,722	$7,150

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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At March 31, 2024, we had total committed borrowing capacity of $4.1 billion based on the amount and type of assets pledged, of which $1.0 billion of long-term advances were outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At March 31, 2024	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2024-2032	$3,350
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2025-2031	$140
Discover Financial Services (Parent Company) fixed to floating-rate senior notes, maturing 2034	$1,000
Discover Bank fixed-rate senior bank notes, maturing 2024-2030	$3,550
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At March 31, 2024, $717 million of interest on our fixed-rate debt is due in less than one year and $2.0 billion of interest is due in one year and thereafter. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for more information on the maturities of our long-term borrowings.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At March 31, 2024, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, we have access to short-term advance structures through privately placed asset-backed securitizations. At March 31, 2024, there were no short-term advances outstanding from private asset-backed securitizations.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for any contingency funding needs. At March 31, 2024, we had a total committed capacity of $3.5 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them well ahead of their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of March 31, 2024, Discover Bank had $41.7 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of March 31, 2024, we had no borrowings outstanding under the discount window and reserve this capacity as a source of contingency liquidity.

Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At March 31, 2024, our unused credit arrangements were approximately $233.0 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications and global merchant acceptance, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of March 31, 2024, we have debt obligations, common stock and preferred stock outstanding, for which we incur servicing costs. Refer to "— Funding Sources" and "— Capital" for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
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

The table below reflects our current credit ratings and outlooks:

	Moody’s Investors Service(1)	Standard & Poor's	Fitch Ratings
Discover Financial Services
Senior unsecured debt	Baa2	BBB-	BBB+
Outlook for Discover Financial Services senior unsecured debt	Under Review	Positive	Positive
Discover Bank
Senior unsecured debt	Baa1	BBB	BBB+
Outlook for Discover Bank senior unsecured debt	Under Review	Positive	Positive
Subordinated debt	Baa1	BBB-	BBB
Discover Card Execution Note Trust (DCENT)
Class A(2)	Aaa(sf)	AAA(sf)	AAA(sf)

(1)On February 20, 2024, following the announcement of the pending merger between Discover and Capital One, Moody's Investors Service placed all long-term ratings and assessments for DFS and Discover Bank under review with direction uncertain.
(2)An "sf" in the rating denotes rating agency identification for structured finance product ratings.

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
We employ a variety of metrics to monitor and manage liquidity. We utilize early warning indicators ("EWIs") to detect emerging liquidity stress events. The EWIs include both idiosyncratic and systemic measures and are monitored daily and reported to the ALCO regularly. A warning from one or more of these indicators triggers prompt review and decision-making by our senior management team and, in certain instances, may lead to the convening of a senior-level response team and activation of our contingency funding plan.
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
At March 31, 2024, our liquidity portfolio was composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities issued by U.S. government agencies or U.S. GSEs. These investments, nearly all of which are classified as available-for-sale, are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.
At March 31, 2024, our liquidity portfolio and undrawn credit facilities were $74.0 billion, which was $4.3 billion higher than the balance at December 31, 2023. Our liquidity portfolio and undrawn credit facilities grew primarily as a result of an increase in cash and cash equivalents. During the three months ended March 31, 2024 and December 31, 2023, the average balance of our liquidity portfolio was $25.2 billion and $22.1 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	March 31, 2024	December 31, 2023
Liquidity portfolio
Cash and cash equivalents(1)	$12,502	$9,815
Investment securities(2)	13,237	13,439
Total liquidity portfolio	25,739	23,254
Private asset-backed securitizations(3)	3,500	2,750
Federal Home Loan Bank of Chicago	3,087	2,551
Primary liquidity sources	32,326	28,555
Federal Reserve discount window(3)	41,710	41,199
Total liquidity portfolio and undrawn credit facilities	$74,036	$69,754

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $377 million and $320 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2024 and December 31, 2023, respectively.
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
In accordance with the final rule on the impact of CECL on regulatory capital, we have elected to phase in the impact over three years, beginning in 2022. By electing this option, our Common Equity Tier 1 ("CET1") capital ratios are higher than they otherwise would have been. The phase-in of the CECL accounting model decreased CET1 by $1.6 billion as of January 1, 2024. For additional information regarding the risk-based capital and leverage ratios, see Note 11: Capital Adequacy to our condensed consolidated financial statements.
Federal Reserve rules impose limitations on DFS' capital distributions if we do not maintain our risk-based capital ratios above stated regulatory minimum ratios based on the results of supervisory stress tests. We are required to assess whether DFS' planned capital actions are consistent with the effective capital distribution limitations that will apply on a pro-forma basis throughout the planning horizon.
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of risk-weighted assets. For Category IV firms, including DFS, the Federal Reserve calculates each firm's SCB biennially in even-numbered calendar years, and did so in 2022. Based on the results of the 2022 CCAR exercise released by the Federal Reserve, our new SCB was set at 2.5%, the lowest possible requirement, effective October 1, 2022, through September 30, 2023. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year's supervisory stress tests as part of the Federal Reserve's CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm's annual capital plan. In July 2023, the Federal Reserve disclosed SCB requirements to firms subject to Category IV standards that did not opt-in to this year's stress test. Our SCB remains unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024. On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve and expect results of the 2024 supervisory stress test by June 30, 2024, and our final SCB by August 31, 2024. Under the Basel III rules, a firm must update and resubmit its capital plan under certain circumstances, including a material change in the firm's risk profile, financial condition or corporate structure since its last capital plan submission. On February 19, 2024, Discover and Capital One jointly announced that they entered into a Merger Agreement, under which the companies will combine in an all-stock merger, which we determined required us to resubmit our capital plan. We will submit our updated capital plan by May 6, 2024. The capital plan rule provides that, unless the Federal Reserve determines to extend the timeline, the Federal Reserve must provide us notice of whether our SCB will be recalculated within 75 days of the submission of our updated capital plan and, if applicable, must provide our updated SCB within 90 days of notifying us that the SCB will be recalculated. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.
At March 31, 2024, DFS and Discover Bank met the requirements for "well-capitalized" status under the Federal Reserve's Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.

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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At March 31, 2024, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure among different companies.
The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	March 31, 2024	December 31, 2023
Total common stockholders' equity(1)	$13,664	$13,772
Less: goodwill	(255)	(255)
Tangible common equity	$13,409	$13,517

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared the following common stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Share
2024
April 17, 2024	May 23, 2024	June 06, 2024	$0.70
January 16, 2024	February 22, 2024	March 07, 2024	0.70
Total common stock dividends			$1.40

2023
October 16, 2023	November 22, 2023	December 07, 2023	$0.70
July 17, 2023	August 24, 2023	September 07, 2023	0.70
April 17, 2023	May 25, 2023	June 08, 2023	0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$2.70

Our Board of Directors declared the following Series C preferred stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2024
January 16, 2024	April 15, 2024	April 30, 2024	$27.50
Total Series C preferred stock dividends			$27.50

2023
July 17, 2023	October 13, 2023	October 30, 2023	$27.50
January 17, 2023	April 14, 2023	May 01, 2023	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2024
January 16, 2024	March 08, 2024	March 25, 2024	$30.625
Total Series D preferred stock dividends			$30.625

2023
July 17, 2023	September 08, 2023	September 25, 2023	$30.625
January 17, 2023	March 08, 2023	March 23, 2023	30.625
Total Series D preferred stock dividends			$61.250

The amount and size of any future dividends and share repurchases will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors. Under the Merger Agreement, quarterly cash dividends on our common stock may not exceed $0.70 per share without the prior written consent of Capital One. For additional information on the merger, see Note 1: Background and Basis of Presentation — Pending Merger with Capital One Financial Corporation to our condensed consolidated financial statements. The declaration and payment of future dividends and the amount thereof are otherwise subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary (Discover Bank) can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms, such as those that propose to alter the Basel III standards, may require us to hold more capital or could adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
Our Board of Directors approved a new share repurchase program in April 2023. The new program authorized up to $2.7 billion of share repurchases through June 30, 2024, and replaced the prior $4.2 billion share repurchase program. If and when we repurchase our shares under the program, we may use various methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. There were no share repurchases during the three months ended March 31, 2024. In accordance with the Merger Agreement with Capital One, we have paused share repurchases through the completion of the merger.

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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At March 31, 2024, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
Net interest income sensitivity simulations require assumptions regarding market conditions, consumer behavior and the growth and composition of our balance sheet. Our view of market conditions utilizes the implied forward interest rate projection at the beginning of our analysis horizon. This view serves as the base for interest rate risk simulations. We apply rate shocks to the base implied forward curve to measure our overall interest rate sensitivity position. Our view of balance sheet composition and growth utilizes our corporate forecast. On at least a quarterly basis, we create a corporate forecast that incorporates receivable growth and seasonality. The appropriate level of funding is projected and utilizes a diverse mix of instruments with issuance based on expected market conditions. At the same time, optimal levels of liquidity are maintained in accordance with internal guidelines. The degree by which our deposit rates change when benchmark interest rates change, our deposit "beta," is one of the most significant of these assumptions. Assumptions about deposit beta and other matters are inherently uncertain and, as a result, actual earnings may differ from the simulated earnings presented below. Our actual earnings depend on multiple factors including, but not limited to, the direction and timing of changes in interest rates, the movement of short-term interest rates relative to long-term rates, balance sheet composition, competitor actions affecting pricing decisions in our loans and deposits, the mix of promotional balances in our card portfolio, the level of interest charge-offs and recoveries, the influence of loan repayment rates on revolving balances and strategic actions undertaken by our management.
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

	At March 31, 2024		At December 31, 2023
Basis point change	$	%	$	%
+100	$92	0.67%	$161	1.17%
-100	$(83)	(0.61)%	$(153)	(1.11)%

Given the nature of our loan portfolio, the impact to our net interest income is far more linear across various rate increase or decrease scenarios that would be true for a financial institution with significant rate-sensitive prepayment risk from the exposure to mortgages.
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
•CODM: Chief Operating Decision Maker
•CPPA: California Privacy Protection Agency
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
Item 1A.     Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock related to our share repurchase program and employee transactions made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)(4)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)(4)
January 1 - 31, 2024
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	3,476	$107.51	N/A	N/A
February 1 - 29, 2024
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	252,279	$106.89	N/A	N/A
March 1 - 31, 2024
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	5,510	$130.54	N/A	N/A

Total
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	261,265	$107.39	N/A	N/A

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
(4)In accordance with the Merger Agreement with Capital One, share repurchases have been paused through the completion of the merger. See "— Liquidity and Capital Resources — Capital" for additional information.
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

Item 6.    Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.
Exhibit Index

Exhibit Number	Description
10.1	Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for John B. Owen granted on January 31, 2024.

10.2	Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for Michael G. Rhodes granted on February 1, 2024.

10.3	Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for John T. Greene granted on February 22, 2024.

10.4	Letter Agreement with Michael G. Rhodes, dated as of March 27, 2024 between Discover Financial Services and Michael G. Rhodes (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 27, 2024, and incorporated herein by reference thereto).

10.5	Letter Agreement with J. Michael Shepherd, dated as of March 27, 2024 between Discover Financial Services and J. Michael Shepherd (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on March 27, 2024, and incorporated herein by reference thereto).

10.6	Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for J. Michael Shepherd granted on April 1, 2024.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL: (1) Condensed Consolidated Statements of Financial Condition, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Changes in Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL and contained in Exhibit 101.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: May 1, 2024