Form 10-Q
period 2024-06-30
Discover Financial Services
filed 2024-07-31
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2024, there were 251,071,540 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$10,865	$11,685
Restricted cash	32	43
Investment securities (includes available-for-sale securities of $13,242 and $13,402 reported at fair value with associated amortized cost of $13,438 and $13,451 at June 30, 2024 and December 31, 2023, respectively)	13,508	13,655
Loan receivables
Loans held-for-sale	10,145	—
Loan portfolio	117,504	128,409
Total loan receivables	127,649	128,409
Allowance for credit losses	(8,481)	(9,283)
Net loan receivables	119,168	119,126
Premises and equipment, net	1,087	1,091
Goodwill	255	255
Other assets	5,952	5,667
Total assets	$150,867	$151,522
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$106,871	$107,493
Non-interest bearing deposit accounts	1,479	1,438
Total deposits	108,350	108,931
Short-term borrowings	—	750
Long-term borrowings	19,141	20,581
Accrued expenses and other liabilities	7,309	6,432
Total liabilities	134,800	136,694
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 572,265,525 and 570,837,720 shares issued at June 30, 2024 and December 31, 2023, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,056	1,056
Additional paid-in capital	4,603	4,553
Retained earnings	31,864	30,448
Accumulated other comprehensive loss	(398)	(225)
Treasury stock, at cost; 321,194,606 and 320,734,860 shares at June 30, 2024 and December 31, 2023, respectively	(21,064)	(21,010)
Total stockholders' equity	16,067	14,828
Total liabilities and stockholders' equity	$150,867	$151,522

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions)

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

	June 30, 2024	December 31, 2023
Assets
Restricted cash	$32	$43
Loans held-for-sale	$141	$—
Loan portfolio	$29,009	$30,590
Allowance for credit losses allocated to securitized loan receivables	$(1,344)	$(1,347)
Other assets	$4	$3
Liabilities
Short- and long-term borrowings	$9,608	$11,743
Accrued expenses and other liabilities	$14	$19

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Credit card loans	$3,959	$3,466	$7,897	$6,787
Other loans, including loans held-for-sale	729	606	1,441	1,170
Investment securities	125	106	249	207
Other interest income	158	112	332	203
Total interest income	4,971	4,290	9,919	8,367
Interest expense
Deposits	1,199	905	2,409	1,661
Short-term borrowings	—	—	6	—
Long-term borrowings	248	208	493	397
Total interest expense	1,447	1,113	2,908	2,058
Net interest income	3,524	3,177	7,011	6,309
Provision for credit losses	739	1,305	2,236	2,407
Net interest income after provision for credit losses	2,785	1,872	4,775	3,902
Other income
Discount and interchange revenue, net	437	370	808	700
Protection products revenue	42	44	84	87
Loan fee income	205	186	405	352
Transaction processing revenue	91	72	178	139
Gains (losses) on equity investments	—	1	—	(17)
Other income	239	28	262	50
Total other income	1,014	701	1,737	1,311
Other expense
Employee compensation and benefits	658	588	1,329	1,213
Marketing and business development	258	268	508	509
Information processing and communications	167	150	330	289
Professional fees	296	216	588	448
Premises and equipment	23	20	43	42
Other expense	327	162	1,240	286
Total other expense	1,729	1,404	4,038	2,787
Income before income taxes	2,070	1,169	2,474	2,426
Income tax expense	540	268	636	557
Net income	$1,530	$901	$1,838	$1,869
Net income allocated to common stockholders	$1,521	$895	$1,795	$1,826
Basic earnings per common share	$6.06	$3.54	$7.17	$7.09
Diluted earnings per common share	$6.06	$3.54	$7.16	$7.09

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,530	$901	$1,838	$1,869
Other comprehensive loss, net of tax
Unrealized losses on available-for-sale investment securities, net of tax	(14)	(151)	(111)	(59)
Unrealized gains (losses) on cash flow hedges, net of tax	9	(84)	(62)	(72)
Other comprehensive loss	(5)	(235)	(173)	(131)
Comprehensive income	$1,525	$666	$1,665	$1,738

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2023
Balance at March 31, 2023	11	$1,056	570,460	$6	$4,493	$29,037	$(235)	$(20,297)	$14,060
Net income	—	—	—	—	—	901	—	—	901
Other comprehensive loss	—	—	—	—	—	—	(235)	—	(235)
Purchases of treasury stock	—	—	—	—	—	—	—	(708)	(708)
Common stock issued under employee benefit plans	—	—	29	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	139	—	12	—	—	—	12
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Balance at June 30, 2023	11	$1,056	570,628	$6	$4,508	$29,761	$(470)	$(21,005)	$13,856

For the Three Months Ended June 30, 2024
Balance at March 31, 2024	11	$1,056	571,595	$6	$4,578	$30,511	$(393)	$(21,038)	$14,720
Net income	—	—	—	—	—	1,530	—	—	1,530
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Purchases of treasury stock	—	—	—	—	—	—	—	(26)	(26)
Common stock issued under employee benefit plans	—	—	31	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	639	—	21	—	—	—	21
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Balance at June 30, 2024	11	$1,056	572,265	$6	$4,603	$31,864	$(398)	$(21,064)	$16,067

See Notes to the Condensed Consolidated Financial Statements.

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2023
Balance at December 31, 2022	11	$1,056	569,689	$6	$4,468	$28,207	$(339)	$(19,054)	$14,344
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income	—	—	—	—	—	1,869	—	—	1,869
Other comprehensive loss	—	—	—	—	—	—	(131)	—	(131)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,951)	(1,951)
Common stock issued under employee benefit plans	—	—	58	—	6	—	—	—	6
Common stock issued and stock-based compensation expense	—	—	881	—	34	—	—	—	34
Dividends — common stock ($1.30 per share)	—	—	—	—	—	(336)	—	—	(336)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at June 30, 2023	11	$1,056	570,628	$6	$4,508	$29,761	$(470)	$(21,005)	$13,856

For the Six Months Ended June 30, 2024
Balance at December 31, 2023	11	$1,056	570,838	$6	$4,553	$30,448	$(225)	$(21,010)	$14,828
Cumulative effect of ASU No. 2023-02 adoption	—	—	—	—	—	(37)	—	—	(37)
Net income	—	—	—	—	—	1,838	—	—	1,838
Other comprehensive loss	—	—	—	—	—	—	(173)	—	(173)
Purchases of treasury stock	—	—	—	—	—	—	—	(54)	(54)
Common stock issued under employee benefit plans	—	—	56	—	7	—	—	—	7
Common stock issued and stock-based compensation expense	—	—	1,371	—	43	—	—	—	43
Dividends — common stock ($1.40 per share)	—	—	—	—	—	(354)	—	—	(354)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at June 30, 2024	11	$1,056	572,265	$6	$4,603	$31,864	$(398)	$(21,064)	$16,067

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Six Months Ended June 30,
	2024	2023
Cash flows provided by operating activities
Net income	$1,838	$1,869
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,236	2,407
Deferred income taxes	(57)	(269)
Depreciation and amortization	178	248
Amortization of deferred revenues	(226)	(215)
Net losses on investments and other assets	31	37
Other, net	29	51
Changes in assets and liabilities:
Increase in other assets	(323)	(18)
Increase (decrease) in accrued expenses and other liabilities	715	(812)
Net cash provided by operating activities	4,421	3,298

Cash flows provided by (used for) investing activities
Maturities of available-for-sale investment securities	1,046	905
Purchases of available-for-sale investment securities	(962)	(2,163)
Maturities of held-to-maturity investment securities	8	8
Purchases of held-to-maturity investment securities	(22)	(33)
Net change in principal on loans originated for investment	(2,105)	(7,362)
Proceeds from the sale of other real estate owned	1	—
Proceeds from the sale of other investments	1	4
Purchases of other investments	(22)	(34)
Proceeds from sale of premises and equipment	59	—
Purchases of premises and equipment	(136)	(158)
Net cash used for investing activities	(2,132)	(8,833)

Cash flows provided by (used for) financing activities
Net change in short-term borrowings	(750)	—
Net change in deposits	(602)	7,327
Proceeds from issuance of securitized debt	—	2,237
Maturities and repayment of securitized debt	(1,333)	(1,185)
Maturities and repayments of other long-term borrowings	(1)	(803)
Proceeds from issuance of common stock	7	6
Purchases of treasury stock	(54)	(1,933)
Dividends paid on common and preferred stock	(387)	(367)
Net cash (used for) provided by financing activities	(3,120)	5,282
Net decrease in cash, cash equivalents and restricted cash	(831)	(253)
Cash, cash equivalents and restricted cash, at the beginning of the period	11,728	8,897
Cash, cash equivalents and restricted cash, at the end of the period	$10,897	$8,644

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,865	$8,605
Restricted cash	32	39
Cash, cash equivalents and restricted cash, at the end of the period	$10,897	$8,644

Supplemental disclosures of non-cash information:
Net transfers from loans held-for-investment to loans held-for-sale	$10,145	$—

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
Pending Sale of The Private Student Loan Portfolio
In November 2023, the Company announced its Board of Directors had authorized management to explore the sale of its private student loan portfolio. The Company stopped accepting new applications for private student loans February 1, 2024, and as of June 30, 2024, the Company's private student loan portfolio was classified as loans held-for-sale. On July 17, 2024, Discover Bank entered into a purchase agreement to sell its private student loan portfolio and transfer servicing of the portfolio to a third-party servicer upon the sale. As of June 30, 2024, the principal balance of the private student loan portfolio, excluding interest to be capitalized, was approximately $10.1 billion. The purchase price payable to Discover Bank in the transaction is at a premium to the principal and interest to be capitalized balances of the private student loan portfolio and, based on certain assumptions, proceeds are estimated to be up to approximately $10.8 billion over the course of 2024. The transaction is expected to be completed in multiple closings by the end of 2024, subject to the satisfaction or waiver of customary closing conditions. For more information, see Discover's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on July 17, 2024.
Pending Merger with Capital One Financial Corporation
On February 19, 2024, Discover and Capital One Financial Corporation ("Capital One") jointly announced that they entered into an agreement and plan of merger (the "Merger Agreement"), under which the companies will combine in an all-stock merger, which valued Discover at $35.3 billion based on the price of Capital One common stock on the last trading day before the public announcement of the merger. Under the terms of the Merger Agreement, holders of Discover common stock will receive 1.0192 shares of Capital One common stock for each share of Discover common stock they own. Capital One shareholders will own approximately 60% of the combined company and Discover shareholders will own approximately 40% of the combined company. The Merger Agreement contains customary representations and warranties, covenants and closing conditions. The Board of Directors of the combined company will have fifteen directors, consisting of twelve Capital One Board members and three Discover Board members to be named at a later date. For more information, see Discover’s Current Report on Form 8-K filed with the SEC on February 22, 2024.
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
2.    Investments
The Company's investment securities consist of the following (dollars in millions):

	June 30, 2024	December 31, 2023
U.S. Treasury(1) and U.S. GSE(2) securities	$12,827	$12,937
Residential mortgage-backed securities - Agency(3)	681	718
Total investment securities	$13,508	$13,655

(1)Includes $442 million and $320 million of U.S. Treasury securities pledged as swap collateral as of June 30, 2024 and December 31, 2023, respectively.
(2)Consists of securities issued by the Federal Home Loan Bank ("FHLB").
(3)Primarily consists of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2024
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$13,004	$6	$(183)	$12,827
Residential mortgage-backed securities - Agency	434	—	(19)	415
Total available-for-sale investment securities	$13,438	$6	$(202)	$13,242
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$266	$—	$(24)	$242
Total held-to-maturity investment securities	$266	$—	$(24)	$242

At December 31, 2023
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$12,971	$52	$(86)	$12,937
Residential mortgage-backed securities - Agency	480	—	(15)	465
Total available-for-sale investment securities	$13,451	$52	$(101)	$13,402
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$253	$—	$(19)	$234
Total held-to-maturity investment securities	$253	$—	$(19)	$234

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
The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2024
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	199	$5,458	$(58)	$6,483	$(125)
Residential mortgage-backed securities - Agency	30	$—	$—	$415	$(19)

At December 31, 2023
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	105	$3,513	$(13)	$3,978	$(73)
Residential mortgage-backed securities - Agency	31	$—	$—	$465	$(15)

There were no proceeds from sales or recognized gains or losses on available-for-sale securities during the three and six months ended June 30, 2024 and 2023. See Note 8: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and six months ended June 30, 2024 and 2023.

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At June 30, 2024	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$1,752	$10,968	$284	$—	$13,004
Residential mortgage-backed securities - Agency(1)	—	58	22	354	434
Total available-for-sale investment securities	$1,752	$11,026	$306	$354	$13,438
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$266	$266
Total held-to-maturity investment securities	$—	$—	$—	$266	$266
Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$1,728	$10,814	$285	$—	$12,827
Residential mortgage-backed securities - Agency(1)	—	56	22	337	415
Total available-for-sale investment securities	$1,728	$10,870	$307	$337	$13,242
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$242	$242
Total held-to-maturity investment securities	$—	$—	$—	$242	$242

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are recorded within other assets on the Company’s condensed consolidated statements of financial condition. The Company has elected to account for its qualifying investments in Low Income Housing Tax Credit and New Markets Tax Credit programs under the proportional amortization method beginning January 1, 2024 on a modified retrospective basis. As of June 30, 2024, all of the Company's tax credit investments qualified for this election. Prior to 2024, these investments were accounted for using the equity method. Under the proportional amortization method, the cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received, the net effect of which is recognized as a component of income tax expense on the condensed consolidated statements of income and within cash flows provided by operating activities on the condensed consolidated statements of cash flows. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. The related commitments for future investments are recorded in accrued expenses and other liabilities within the consolidated statements of financial condition for delayed equity contributions that are unconditional and legally binding. Equity contributions that are contingent upon a future event are recognized when that contingent event becomes probable. As of June 30, 2024 and December 31, 2023, the Company had outstanding investments in these entities of $463 million and $514 million, respectively, and related liabilities for delayed equity contributions of $173 million and $187 million, respectively. During the three and six months ended June 30, 2024, the Company recognized $16 million and $31 million of amortization, respectively. During the three and six months ended June 30, 2024 the Company recognized $18 million and $36 million of income tax credits and other income tax benefits, respectively. Non-income tax benefits comprised only immaterial cash distributions from these investments during the three and six months ended June 30, 2024.
The Company holds non-controlling equity positions in several payment services entities and third-party venture capital funds, which invest in such entities. Most of the direct investments in such entities are not subject to equity method accounting because the Company does not have significant influence over the investee. The Company's investments in third-party venture capital funds represent limited partnership interests and are accounted for under the equity method. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, these investments are carried at cost minus impairment, if any. As of June 30, 2024 and December 31, 2023, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $38 million and $35 million, respectively.

3.    Loan Receivables
The Company's loans held-for-investment comprise two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	June 30, 2024	December 31, 2023
Loans held-for-sale(1)(2)	$10,145	$—
Loan portfolio
Credit card loans(3)(4)	100,066	102,259
Other loans(1)
Private student loans(2)	—	10,352
Personal loans	10,321	9,852
Other loans	7,117	5,946
Total other loans	17,438	26,150
Total loan portfolio	117,504	128,409
Total loan receivables	127,649	128,409
Allowance for credit losses	(8,481)	(9,283)
Net loan receivables	$119,168	$119,126

(1)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $563 million, $71 million and $26 million, respectively, at June 30, 2024 and $522 million, $69 million and $21 million, respectively, at December 31, 2023.
(2)At June 30, 2024, the private student loan portfolio was classified as held-for-sale and there were $6.3 billion of private student loans in repayment. At December 31, 2023, the private student loan portfolio was classified as held-for-investment and there were $6.3 billion of private student loans in repayment.
(3)Amounts include carrying values of $12.2 billion and $14.8 billion underlying investors' interest in trust debt at June 30, 2024 and December 31, 2023, respectively, and $16.8 billion and $15.6 billion in seller's interest at June 30, 2024 and December 31, 2023, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(4)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $724 million and $753 million at June 30, 2024 and December 31, 2023, respectively.
Loans Held-for-Sale
When a decision to sell loans is made, the loans are reclassified as held-for-sale. As previously disclosed, in November 2023, the Company's Board of Directors authorized management to explore options for selling the private student loan portfolio. Based on the results of management's exploration of the marketplace, in the second quarter of 2024, the Board authorized management to pursue entry into a sale transaction. As of June 30, 2024, the Company's private student loans portfolio was transferred to the held-for-sale classification and comprised the entirety of the Company’s loans held-for-sale balance. The Company includes its loans held-for-sale in loan receivables and carries these assets at the lower of amortized cost or fair value. The estimated fair value of loans held-for-sale is based on the pricing terms defined in the purchase agreement that was executed on July 17, 2024. An allowance for credit losses is not maintained for loans held-for-sale. Interest income on loans held-for-sale continues to accrue and is recognized in income based on the contractual rate of interest. As with the Company’s loans held-for-investment, accrued interest on loans held-for-sale is recorded in other assets in the Company’s condensed consolidated statements of financial condition. Accrued interest on private student loans as of June 30, 2024, was incorporated into the lower of amortized cost or fair value measurement of those loans.
Credit Quality Indicators
As part of credit risk management activities, on an ongoing basis, the Company reviews information related to the performance of a customer's account with the Company and information from credit bureaus, such as FICO or other credit scores, relating to the customer's broader credit performance. The Company actively monitors key credit quality indicators, including FICO scores and delinquency status, for its loan receivables. These indicators are important to understand the overall credit performance of the Company's customers and their ability to repay.
FICO scores are generally obtained at the origination of the account and are refreshed monthly or quarterly thereafter to assist in predicting customer behavior. Historically, the Company has noted that accounts with FICO scores below 660 have larger delinquencies and credit losses than those with higher credit scores.

Credit quality disclosures, including disclosures pertaining to loan modifications to borrowers experiencing financial difficulty, do not apply to loans carried at the lower of amortized cost or fair value. Therefore, loans held-for-sale are excluded from these disclosures.

The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	June 30, 2024				December 31, 2023
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans	$80,169	80%	$19,897	20%	$82,238	80%	$20,021	20%
Personal loans by origination year
2024	$2,763	99%	$14	1%
2023	4,067	96%	170	4%	$5,149	98%	$100	2%
2022	1,924	92%	177	8%	2,604	93%	187	7%
2021	721	91%	74	9%	1,049	92%	91	8%
2020	227	92%	21	8%	355	92%	29	8%
Prior	137	84%	26	16%	247	86%	41	14%
Total personal loans	$9,839	95%	$482	5%	$9,404	95%	$448	5%

Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card and personal loan receivables (dollars in millions):

	June 30, 2024			December 31, 2023
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$1,863	$1,834	$3,697	$2,038	$1,917	$3,955
Personal loans by origination year
2024	$5	$1	$6
2023	47	17	64	$26	$8	$34
2022	39	16	55	44	16	60
2021	15	6	21	20	8	28
2020	4	2	6	7	2	9
Prior	5	2	7	7	5	12
Total personal loans	$115	$44	$159	$104	$39	$143

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended June 30, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2024	$7,541	$869	$756	$92	$9,258
Additions
Provision for credit losses(1)(2)	1,423	(823)	138	7	745
Deductions
Charge-offs	(1,648)	(53)	(117)	(2)	(1,820)
Recoveries	275	7	16	—	298
Net charge-offs	(1,373)	(46)	(101)	(2)	(1,522)
Balance at June 30, 2024	$7,591	$—	$793	$97	$8,481

	For the Three Months Ended June 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2023	$6,135	$872	$622	$62	$7,691
Additions
Provision for credit losses(1)	1,232	9	50	6	1,297
Deductions
Charge-offs	(1,051)	(38)	(64)	—	(1,153)
Recoveries	209	6	14	—	229
Net charge-offs	(842)	(32)	(50)	—	(924)
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064

	For the Six Months Ended June 30, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283
Additions
Provision for credit losses(1)(2)	2,756	(770)	272	18	2,276
Deductions
Charge-offs	(3,297)	(100)	(230)	(5)	(3,632)
Recoveries	513	12	29	—	554
Net charge-offs	(2,784)	(88)	(201)	(5)	(3,078)
Balance at June 30, 2024	$7,591	$—	$793	$97	$8,481

	For the Six Months Ended June 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(3)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	2,234	69	118	11	2,432
Deductions
Charge-offs	(1,930)	(71)	(118)	—	(2,119)
Recoveries	404	12	29	—	445
Net charge-offs	(1,526)	(59)	(89)	—	(1,674)
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064

(1)Excludes a $6 million and $8 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended June 30, 2024 and 2023, respectively, and $40 million and $25 million for the six months ended June 30, 2024 and 2023, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
(2)Includes the adjustment to eliminate the allowance for credit losses upon classifying the private student loan portfolio as held-for-sale.
(3)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2022-02 on January 1, 2023, which eliminated the requirement to apply discounted cash flow measurements for certain troubled debt restructurings.

The allowance for credit losses was approximately $8.5 billion at June 30, 2024, which reflects a $777 million release from March 31, 2024, and an $802 million release from December 31, 2023. The release in the allowance for credit losses for the three and six months ended June 30, 2024 was driven by the reversal of the private student loans allowance due to the loans being classified as held-for-sale, partially offset by the impact of loan growth.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at June 30, 2024, the Company used a macroeconomic forecast that projected the following amounts: (i) unemployment rate ending 2024 at 4.04% and, within the Company's reasonable and supportable period, peaking at 4.08% in the fourth quarter of 2025 and (ii) 2.53% growth rate in real gross domestic product in 2024.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, including those relating to consumer price inflation and the fiscal and monetary policy responses to that inflation. Subsequent to the Federal Reserve raising its federal funds rate target range, real GDP growth and labor market conditions exceeded most economists’ expectations, while inflation moderated but remained above the target rate. Federal Reserve officials have suggested that the policy rate is likely at its peak for the current tightening cycle, however, the timing and magnitude of rate decreases will be dependent on trends in economic data, particularly inflation. Restrictive monetary policy typically precedes weaker consumer credit conditions caused by rising unemployment as economic growth slows. While credit performance in the Company's lending portfolios has evolved in line with its expectations, the Company assessed the prospects for various macroeconomic outcomes in setting its allowance for credit losses.
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
The net charge-offs for credit card loans and personal loans increased for the three and six months ended June 30, 2024, when compared to the same periods in 2023, primarily driven by portfolio seasoning.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$278	$156	$557	$284
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$66	$46	$135	$87

(1)Amounts presented in this table include charge-offs related to private student loans through June 30, 2024, the date those loans were transferred to held-for-sale classification.

Gross principal charge-offs of the Company's loan portfolio are presented in the table below, on a year-to-date basis, for credit card and personal loan receivables (dollars in millions):

	For the Six Months Ended June 30,
	2024	2023
Credit card loans	$3,297	$1,930
Personal loans by origination year
2024	$1
2023	72	$1
2022	92	41
2021	40	39
2020	14	17
Prior	11	20
Total personal loans	$230	$118

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio, which excludes loans held-for-sale, is shown below for each class of loan receivables (dollars in millions):(1)

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At June 30, 2024
Credit card loans	$1,863	$1,834	$3,697	$1,795	$191
Other loans
Personal loans	115	44	159	42	11
Other loans	36	25	61	4	70
Total other loans	151	69	220	46	81
Total loan portfolio	$2,014	$1,903	$3,917	$1,841	$272

At December 31, 2023
Credit card loans	$2,038	$1,917	$3,955	$1,881	$197
Other loans
Personal loans	104	39	143	37	11
Other loans	39	19	58	3	53
Total other loans	143	58	201	40	64
Total loan portfolio	$2,181	$1,975	$4,156	$1,921	$261

(1)The payment status of both modified and unmodified loans is included in this table.
(2)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $9 million and $10 million for the three months ended June 30, 2024 and 2023, respectively, and $17 million and $18 million for the six months ended June 30, 2024 and 2023, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company has internal loan modification programs that provide relief to credit card and personal loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs, through third party consumer credit counseling agencies, are also available for credit card and personal loans. Those programs feature interest rate reductions, payment delays, term extensions, or a combination thereof.
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
The Company monitors borrower performance after using payment programs. The Company believes the programs are useful in assisting customers experiencing financial difficulties and allowing them to make timely payments. In addition to helping customers with their credit needs, these programs are designed to maximize collections and ultimately the Company’s profitability. The Company plans to continue to use payment programs to provide relief to customers experiencing financial difficulties.

The following table provides the period-end amortized cost basis, by modification category, of loans to borrowers experiencing financial difficulty that entered a modification program during the period (dollars in millions). Some of the loans presented in the table below may no longer be enrolled in a program at period-end:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Credit card loans(1)(2)
Interest rate reduction	$894	$560	$1,738	$1,158
Total credit card loans(3)	$894	$560	$1,738	$1,158
% of total class of financing receivables	0.89%	0.60%	1.74%	1.23%

Personal loans(1)
Payment delay(4)	$5	$3	$8	$4
Term extension(5)	12	8	21	16
Interest rate reduction and payment delay(4)	26	16	50	29
Interest rate reduction and term extension(5)	12	8	25	14
Total personal loans	$55	$35	$104	$63
% of total class of financing receivables	0.53%	0.38%	1.01%	0.69%

(1)    Accrued interest receivable (including unbilled accrued interest receivable for credit card loans) on modified loans to borrowers experiencing financial difficulty, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was immaterial at June 30, 2024 and 2023.
(2)    Accounts that entered a credit card loan modification program include $168 million and $331 million that were converted from revolving line-of-credit arrangements to term loans during the three and six months ended June 30, 2024, respectively. Accounts that entered a credit card loan modification program include $113 million and $231 million that were converted from revolving line-of-credit arrangements to term loans during the three and six months ended June 30, 2023, respectively.
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

The following table provides information on the financial effects of loan modifications to borrowers experiencing financial difficulty, by modification type, made during the period (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Credit card loans
Weighted-average interest rate reduction	14.42%	13.80%	14.42%	13.58%
Principal forgiven	$48	$46	$104	$46
Interest and fees forgiven(1)	$46	$35	$102	$47

Personal loans
Weighted-average interest rate reduction	13.57%	12.01%	13.39%	11.80%
Weighted-average term extension (in months)	40	39	40	38
Payment delay duration (in months)(2)	6 to 12	6 to 12	6 to 12	6 to 12

(1)     Represents the amount of interest and fees forgiven resulting from accounts entering into a credit card loan modification program and pre-charge off settlements. Interest and fees forgiven are reversed against the respective line items in the condensed consolidated statements of income.
(2)    For personal loan payment delays, the Company limits this assistance to a life of loan maximum of 12 months.

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

The following table presents the payment status and period-end amortized cost basis, by class of loan receivable, of loans that were modified to borrowers experiencing financial difficulty during the 12 months preceding each of the periods presented (dollars in millions):(1)

	Current	30-89 Days Delinquent	90 or More Days Delinquent
At June 30, 2024
Credit card loans	$2,436	$239	$203
Personal loans	137	26	5
Total	$2,573	$265	$208

At December 31, 2023
Credit card loans	$1,882	$252	$196
Personal loans	109	20	4
Total	$1,991	$272	$200

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

The following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified to borrowers experiencing financial difficulty during the 12 months preceding default (dollars in millions):

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Defaulted Amount(1)	Period-end Amortized Cost Basis	Defaulted Amount(1)	Period-end Amortized Cost Basis
Credit card loans
Interest rate reduction	$206	$157	$406	$255
Total credit card loans	$206	$157	$406	$255

Personal loans
Payment delay	$1	$1	$2	$1
Term extension	2	1	4	2
Interest rate reduction and payment delay	8	3	15	4
Interest rate reduction and term extension	5	4	9	5
Total personal loans	$16	$9	$30	$12

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
The period-end amortized cost basis of credit cards loans modified on or after January 1, 2023 to borrowers experiencing financial difficulty which subsequently defaulted was $73 million and $84 million for the three and six months ended June 30, 2023, respectively. The period-end amortized cost basis of personal loans modified on or after January 1, 2023 to borrowers experiencing financial difficulty which subsequently defaulted was immaterial for the three and six months ended June 30, 2023.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	June 30, 2024	December 31, 2023
Restricted cash	$26	$36

Investors' interests held by third-party investors	9,650	11,725
Investors' interests held by wholly-owned subsidiaries of Discover Bank	2,565	3,117
Seller's interest	16,794	15,598
Loan receivables(1)	29,009	30,440
Allowance for credit losses allocated to securitized loan receivables(1)	(1,344)	(1,347)
Net loan receivables	27,665	29,093
Other assets	3	2
Carrying value of assets of consolidated variable interest entities	$27,694	$29,131

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of June 30, 2024, no economic or other early amortization events have occurred.
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

Private Student Loan Securitization Activities
The Company's private student loan trust receivables reported in loan receivables and the related debt issued by the trust reported in long-term borrowings were immaterial as of June 30, 2024 and December 31, 2023. The amounts are included, together with amounts related to the Company's credit card securitizations, in the supplemental information about assets and liabilities of consolidated variable interest entities, which is presented with the Company's condensed consolidated statements of financial condition.
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
The following table summarizes certificates of deposits maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

At June 30, 2024
2024	$16,628
2025	14,593
2026	4,300
2027	4,428
2028	2,170
Thereafter	1,076
Total	$43,195

6.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	June 30, 2024				December 31, 2023
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2024-2026	0.58% - 5.03%	3.20%	$9,550	$10,003
Floating-rate asset-backed securities	2024	—	—	—	925
Total Discover Card Master Trust I and Discover Card Execution Note Trust				9,550	10,928

Floating-rate asset-backed security(2)(3)	2031	9.50%	9.50%	58	65
Total private student loan securitization trust				58	65
Total long-term borrowings - owed to securitization investors				9,608	10,993

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2024-2032	3.75% - 6.70%	4.68%	3,338	3,336
Fixed-rate retail notes	2025-2031	3.25% - 4.40%	3.82%	138	140
Fixed to floating-rate senior notes(4)	2034	7.96%	7.96%	993	993

Discover Bank
Fixed-rate senior bank notes(1)	2024-2030	2.45% - 4.65%	3.53%	3,526	3,571
Fixed-rate subordinated bank notes	2028	5.97%	5.97%	490	500
Fixed-rate Federal Home Loan Bank advances	2030	4.77% - 4.82%	4.82%	523	523
Floating-rate Federal Home Loan Bank advances(5)	2024	5.50% - 5.60%	5.60%	525	525
Total long-term borrowings				$19,141	$20,581

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the applicable benchmark interest rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 15: Derivatives and Hedging Activities.
(2)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of June 30, 2024.
(3)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
(4)The fixed to floating-rate senior notes include a rate reset on November 2, 2033, to a floating rate based on compounded SOFR + 3.370%.
(5)The floating-rate FHLB advances include interest rate terms based on SOFR plus a spread ranging from 16 to 26 basis points as of June 30, 2024.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

June 30, 2024
2024	$2,925
2025	6,126
2026	4,864
2027	1,001
2028	1,408
Thereafter	2,817
Total	$19,141

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of June 30, 2024, the Company had total committed borrowing capacity of $4.4 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $1.0 billion in long-term advances. As of December 31, 2023, the Company had total committed borrowing capacity of $3.6 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $1.0 billion in long-term advances. These advances are presented as short- or long-term borrowings on the condensed consolidated statements of financial condition based on the contractual maturity at origination.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of June 30, 2024, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. As of December 31, 2023, the total commitment of secured credit facilities through private providers was $3.5 billion, $750 million of which was outstanding as a short-term advance and presented as short-term borrowings on the condensed consolidated statements of financial condition. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2025 and 2026. Borrowings outstanding under each facility bear interest at a margin above the Term Secured Overnight Financing Rate ("SOFR") or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
7.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at June 30, 2024 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at June 30, 2024	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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

8.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive (loss) income ("AOCI") were as follows (dollars in millions):

	Unrealized Losses on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended June 30, 2024
Balance at March 31, 2024	$(134)	$(79)	$(180)	$(393)
Net change	(14)	9	—	(5)
Balance at June 30, 2024	$(148)	$(70)	$(180)	$(398)

For the Three Months Ended June 30, 2023
Balance at March 31, 2023	$(44)	$(2)	$(189)	$(235)
Net change	(151)	(84)	—	(235)
Balance at June 30, 2023	$(195)	$(86)	$(189)	$(470)

For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$(37)	$(8)	$(180)	$(225)
Net change	(111)	(62)	—	(173)
Balance at June 30, 2024	$(148)	$(70)	$(180)	$(398)

For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)
Net change	(59)	(72)	—	(131)
Balance at June 30, 2023	$(195)	$(86)	$(189)	$(470)

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended June 30, 2024
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(18)	$4	$(14)
Net change	$(18)	$4	$(14)
Cash Flow Hedges
Net unrealized losses arising during the period	$(31)	$7	$(24)
Amounts reclassified from AOCI	44	(11)	33
Net change	$13	$(4)	$9

For the Three Months Ended June 30, 2023
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(199)	$48	$(151)
Net change	$(199)	$48	$(151)
Cash Flow Hedges
Net unrealized losses arising during the period	$(127)	$31	$(96)
Amounts reclassified from AOCI	16	(4)	12
Net change	$(111)	$27	$(84)

For the Six Months Ended June 30, 2024
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(147)	$36	$(111)
Net change	$(147)	$36	$(111)
Cash Flow Hedges
Net unrealized losses arising during the period	$(162)	$39	$(123)
Amounts reclassified from AOCI	81	(20)	61
Net change	$(81)	$19	$(62)

For the Six Months Ended June 30, 2023
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(77)	$18	$(59)
Net change	$(77)	$18	$(59)
Cash Flow Hedges
Net unrealized losses arising during the period	$(117)	$29	$(88)
Amounts reclassified from AOCI	21	(5)	16
Net change	$(96)	$24	$(72)

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Income before income taxes	$2,070	$1,169	$2,474	$2,426
Income tax expense	$540	$268	$636	$557
Effective income tax rate	26.1%	23.0%	25.7%	23.0%

The effective tax rate increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, due to the adoption of the proportional amortization method for qualifying tax credit investments effective January 1, 2024, and the recognition of a charge representing potential non-deductible regulatory penalties related to the card product misclassification.
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
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$1,530	$901	$1,838	$1,869
Preferred stock dividends	—	—	(31)	(31)
Net income available to common stockholders	1,530	901	1,807	1,838
Income allocated to participating securities	(9)	(6)	(12)	(12)
Net income allocated to common stockholders	$1,521	$895	$1,795	$1,826
Denominator
Weighted-average shares of common stock outstanding	251	253	251	257
Weighted-average shares of common stock outstanding and common stock equivalents	251	253	251	257

Basic earnings per common share	$6.06	$3.54	$7.17	$7.09
Diluted earnings per common share	$6.06	$3.54	$7.16	$7.09

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and six months ended June 30, 2024 and 2023.
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
As of June 30, 2024 and December 31, 2023, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized", DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.
The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
June 30, 2024
Total capital (to risk-weighted assets)
Discover Financial Services	$18,867	14.3%	$10,582	≥8.0%	$13,228	≥10.0%
Discover Bank	$18,091	13.9%	$10,435	≥8.0%	$13,044	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$16,746	12.7%	$7,937	≥6.0%	$7,937	≥6.0%
Discover Bank	$15,243	11.7%	$7,826	≥6.0%	$10,435	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$16,746	11.1%	$6,041	≥4.0%	N/A	N/A
Discover Bank	$15,243	10.2%	$5,968	≥4.0%	$7,460	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$15,690	11.9%	$5,953	≥4.5%	N/A	N/A
Discover Bank	$15,243	11.7%	$5,870	≥4.5%	$8,479	≥6.5%

December 31, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,986	13.7%	$10,471	≥8.0%	$13,088	≥10.0%
Discover Bank	$16,856	13.0%	$10,352	≥8.0%	$12,939	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,872	12.1%	$7,853	≥6.0%	$7,853	≥6.0%
Discover Bank	$13,910	10.8%	$7,764	≥6.0%	$10,352	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,872	10.7%	$5,915	≥4.0%	N/A	N/A
Discover Bank	$13,910	9.5%	$5,833	≥4.0%	$7,292	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,816	11.3%	$5,890	≥4.5%	N/A	N/A
Discover Bank	$13,910	10.8%	$5,823	≥4.5%	$8,411	≥6.5%

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
Commitments
Unused Credit Arrangements
At June 30, 2024, the Company had unused credit arrangements for loans of approximately $232.8 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $110 million as of June 30, 2024.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of June 30, 2024, the Company had not recorded any contingent liability in the condensed consolidated statements of financial condition for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2024 and 2023.

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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Aggregate sales transaction volume(1)	$61,886	$65,850	$123,218	$126,683

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of June 30, 2024 and December 31, 2023. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of June 30, 2024 and December 31, 2023, the Company had escrow deposits and settlement withholdings of $9 million and $10 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.
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
In accordance with applicable accounting guidance, the Company establishes a liability for legal and regulatory matters when those matters create loss contingencies that are both probable and estimable. Except as discussed below regarding the card product misclassification matter, litigation and regulatory settlement-related expenses were immaterial for the three and six months ended June 30, 2024 and 2023.

There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $140 million as of June 30, 2024. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the legal and regulatory proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
Card Product Misclassification
The Company recorded a liability of $365 million as of June 30, 2023, within accrued expenses and other liabilities, to provide refunds to merchants, merchant acquirers and other intermediaries as a result of the card product misclassification. Management completed the reclassification of card products in November 2023. As of December 31, 2023, the balance of the liability was $375 million, reflecting an additional $11 million for the estimated effect of the prior price tiering on discount and interchange assessments recorded in each of the third and fourth quarters of 2023 and $12 million of settlement disbursements made through that date. Based on its experience through the first quarter of 2024 with remediation efforts, ongoing discussions with its regulators, its Board of Directors and other stakeholders, the pending merger with Capital One approved by the Board of Directors during the first quarter, and a desire to advance resolution of the matter more quickly to mitigate further risk, the Company determined it was appropriate to increase its estimate of total remediation. As a result, the Company increased its liability to approximately $1.2 billion through a charge to other expense for the three months ended March 31, 2024, to reflect the total amount the Company then believed was probable to be disbursed in relation to the card product misclassification.
As reported in the Company's Current Report on Form 8-K filed on July 3, 2024, on July 1, 2024, the Company and certain of its subsidiaries entered into a settlement agreement to resolve putative class actions filed on behalf of merchants allegedly affected by the card product misclassification. The settlement agreement, which is subject to court approval, would resolve claims by parties affected by the card product misclassification (merchants, merchant acquirers and other intermediaries). The Company expects all payments under the settlement agreement to be covered by the $1.2 billion liability. Substantially all of the liability as of June 30, 2024, represents amounts payable to or on behalf of impacted merchants, merchant acquirers and other intermediaries in settlement of the card product misclassification matter, with $26 million of that balance representing provision for legal fees and expenses payable to plaintiffs' counsel. The liability does not include any potential fines or penalties, or the cost of administering the distribution of funds to affected parties.
The following table summarizes the change in the Company's counterparty restitution liability pertaining to the card product misclassification (dollars in millions):

	For the Six Months Ended June 30,
	2024	2023
Balance as of beginning of period	$375	$—
Provision for expected payments	810	365
Disbursements	(21)	—
Balance as of end of period	$1,164	$365

The Company remains in discussions with its various regulators regarding the card product misclassification. For the three months ended June 30, 2024, the Company recognized a separate charge of approximately $200 million representing the Company's current estimate of potential penalties to be imposed by its various regulators in relation to this matter. Actual penalties imposed are subject to further discussion with the Company's various regulators and may be more or less than such amount.
In addition, the Company and its subsidiaries have been named as defendants in various lawsuits, including a putative class action on behalf of shareholders and a shareholder derivative action. The Company is also cooperating with a Securities and Exchange Commission investigation into this matter. The Company believes that additional losses are probable as a result of these actions and such losses could be material but it is not able to make a reasonable estimate of the amount or range of such losses as of June 30, 2024.

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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2024
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$12,820	$7	$—	$12,827
Residential mortgage-backed securities - Agency	—	415	—	415
Available-for-sale investment securities	$12,820	$422	$—	$13,242

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$6	$—	$6

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$5	$—	$5

Balance at December 31, 2023
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$12,928	$9	$—	$12,937
Residential mortgage-backed securities - Agency	—	465	—	465
Available-for-sale investment securities	$12,928	$474	$—	$13,402

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Marketable equity securities	$1	$—	$—	$1
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

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

At June 30, 2024, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $434 million, a weighted-average coupon of 4.11% and a weighted-average remaining maturity of four years.
Derivative Financial Instruments
The Company's derivative financial instruments consist of interest rate swaps and foreign exchange forward contracts. These instruments are classified as Level 2 as their fair values are estimated using proprietary pricing models, containing certain assumptions based on readily observable market-based inputs, including interest rate curves, option volatility and foreign currency forward and spot rates. In determining fair values, the pricing models use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity and the observable market-based inputs. The fair values of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates derived from the observable market interest rate curves. The Company considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. The fair values of the foreign exchange forward contracts are valued by comparing the contracted forward exchange rate pertaining to the specific contract maturities to the current market exchange rate.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets during the three and six months ended June 30, 2024 and 2023.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$242	$—	$242	$266
Held-to-maturity investment securities	$—	$242	$—	$242	$266

Net loan receivables(1)	$—	$10,612	$116,460	$127,072	$119,168

Carrying value approximates fair value(2)
Cash and cash equivalents	$10,865	$—	$—	$10,865	$10,865
Restricted cash	$32	$—	$—	$32	$32
Accrued interest receivables(3)(4)	$—	$1,500	$—	$1,500	$1,475

Liabilities
Amortized cost
Time deposits(5)	$—	$43,230	$—	$43,230	$43,195

Long-term borrowings - owed to securitization investors	$—	$9,470	$57	$9,527	$9,608
Other long-term borrowings	—	9,520	—	9,520	9,533
Long-term borrowings	$—	$18,990	$57	$19,047	$19,141

Carrying value approximates fair value(2)
Accrued interest payables(3)	$—	$399	$—	$399	$399

Balance at December 31, 2023
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$234	$—	$234	$253
Held-to-maturity investment securities	$—	$234	$—	$234	$253

Net loan receivables	$—	$—	$126,940	$126,940	$119,126

Carrying value approximates fair value(2)
Cash and cash equivalents	$11,685	$—	$—	$11,685	$11,685
Restricted cash	$43	$—	$—	$43	$43
Accrued interest receivables(3)	$—	$1,450	$—	$1,450	$1,450

Liabilities
Amortized cost
Time deposits(5)	$—	$45,333	$—	$45,333	$45,240
Short-term borrowings	$—	$750	$—	$750	$750

Long-term borrowings - owed to securitization investors	$—	$10,770	$65	$10,835	$10,993
Other long-term borrowings	—	9,469	—	9,469	9,588
Long-term borrowings	$—	$20,239	$65	$20,304	$20,581

Carrying value approximates fair value(2)
Accrued interest payables(3)	$—	$421	$—	$421	$421

(1)Includes $10.6 billion in private student loans held-for-sale valued based on the terms of the executed purchase agreement. The carrying value for loans held-for-sale represents the lower of amortized cost or fair value while the carrying value for the loan portfolio is amortized cost, net of the allowance for credit losses.
(2)The carrying values of these assets and liabilities approximate fair value due to their short-term nature, except as otherwise indicated.
(3)Accrued interest receivable and payable carrying values are presented as part of other assets and accrued expenses and other liabilities, respectively, in the Company's condensed consolidated statements of financial condition.
(4)The fair value includes a premium associated with interest to be capitalized on private student loans held-for-sale based on the terms of the executed purchase agreement.
(5)Excludes deposits without contractually defined maturities for all periods presented.

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). At June 30, 2024 and December 31, 2023, the Company's outstanding cash flow hedges primarily relate to interest receipts from credit card receivables and had an initial maximum period of five years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at June 30, 2024, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company's then outstanding credit card receivables and certain floating-rate debt, respectively. During the next 12 months, the Company estimates it will reclassify $109 million into pretax earnings related to its cash flow hedges.
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
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	June 30, 2024				December 31, 2023
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$14,750	21	$2	$6	$10,650	$2	$—
Interest rate swaps—fair value hedge	$14,116	18	2	5	$8,650	2	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$32	6	—	—	$29	—	—
Total gross derivative assets/liabilities(2)			4	11		4	—
Less: collateral held/posted(3)			—	(11)		—	—
Total net derivative assets/liabilities			$4	$—		$4	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 1.5 billion as of June 30, 2024, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 1.1 billion and AUD 2 million as of December 31, 2023.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities and tax exempt single family mortgage revenue bonds as part of its community reinvestment initiatives. At June 30, 2024, the Company had one outstanding contract with a total notional amount of $13 million and an immaterial fair value. At December 31, 2023, the Company had one outstanding contract with a total notional amount of $35 million and an immaterial fair value.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	June 30, 2024		December 31, 2023
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$13,960	$(113)	$8,620	$—

(1)The balance includes $8 million and $12 million of cumulative hedging adjustments related to discontinued hedging relationships as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense
	Deposits	Long-Term Borrowings	Interest Income (Credit Card)
For the Three Months Ended June 30, 2024
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,199)	$(248)	$3,959

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$2	$(46)

(Losses) gains on fair value hedging relationships
(Losses) gains on hedged items	$(4)	$8	$—
Losses on interest rate swaps	(2)	(47)	—
Total losses on fair value hedging relationships	$(6)	$(39)	$—

For the Three Months Ended June 30, 2023
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(905)	$(208)	$3,466

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$2	$(18)

Gains (losses) on fair value hedging relationships
Gains on hedged items	$—	$122	$—
Losses on interest rate swaps	—	(149)	—
Total losses on fair value hedging relationships	$—	$(27)	$—

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense		Interest Income (Credit Card)
	Deposits	Long-Term Borrowings
For the Six Months Ended June 30, 2024
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(2,409)	$(493)	$7,897

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$5	$(86)

(Losses) gains on fair value hedging relationships
(Losses) gains on hedged items	$(1)	$111	$—
Losses on interest rate swaps	(6)	(185)	—
Total losses on fair value hedging relationships	$(7)	$(74)	$—

For the Six Months Ended June 30, 2023
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,661)	$(397)	$6,787

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$4	$(25)

Gains (losses) on fair value hedging relationships
Gains on hedged items	$—	$87	$—
Losses on interest rate swaps	—	(128)	—
Total losses on fair value hedging relationships	$—	$(41)	$—

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
•The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.
•Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's CODM.

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended June 30, 2024
Interest income
Credit card loans	$3,959	$—	$3,959
Private student loans	256	—	256
Personal loans	347	—	347
Other loans	126	—	126
Other interest income	283	—	283
Total interest income	4,971	—	4,971
Interest expense	1,447	—	1,447
Net interest income	3,524	—	3,524
Provision for credit losses	739	—	739
Other income	691	323	1,014
Other expense	1,683	46	1,729
Income before income taxes	$1,793	$277	$2,070

For the Three Months Ended June 30, 2023
Interest income
Credit card loans	$3,466	$—	$3,466
Private student loans	255	—	255
Personal loans	278	—	278
Other loans	73	—	73
Other interest income	218	—	218
Total interest income	4,290	—	4,290
Interest expense	1,113	—	1,113
Net interest income	3,177	—	3,177
Provision for credit losses	1,305	—	1,305
Other income	586	115	701
Other expense	1,359	45	1,404
Income before income taxes	$1,099	$70	$1,169

	Digital Banking	Payment Services	Total
For the Six Months Ended June 30, 2024
Interest income
Credit card loans	$7,897	$—	$7,897
Private student loans	520	—	520
Personal loans	680	—	680
Other loans	241	—	241
Other interest income	581	—	581
Total interest income	9,919	—	9,919
Interest expense	2,908	—	2,908
Net interest income	7,011	—	7,011
Provision for credit losses	2,236	—	2,236
Other income	1,282	455	1,737
Other expense	3,942	96	4,038
Income before income taxes	$2,115	$359	$2,474

For the Six Months Ended June 30, 2023
Interest income
Credit card loans	$6,787	$—	$6,787
Private student loans	507	—	507
Personal loans	526	—	526
Other loans	137	—	137
Other interest income	410	—	410
Total interest income	8,367	—	8,367
Interest expense	2,058	—	2,058
Net interest income	6,309	—	6,309
Provision for credit losses	2,407	—	2,407
Other income	1,108	203	1,311
Other expense	2,701	86	2,787
Income (loss) before income taxes	$2,309	$117	$2,426

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended June 30, 2024
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$411	$26	$437
Protection products revenue	42	—	42
Transaction processing revenue	—	91	91
Other income	33	206	239
Total other income subject to ASC 606(2)	486	323	809
Other income not subject to ASC 606
Loan fee income	205	—	205
Total other income not subject to ASC 606	205	—	205
Total other income by operating segment	$691	$323	$1,014

For the Three Months Ended June 30, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$349	$21	$370
Protection products revenue	44	—	44
Transaction processing revenue	—	72	72
Other income	7	21	28
Total other income subject to ASC 606(2)	400	114	514
Other income not subject to ASC 606
Loan fee income	186	—	186
Gains (losses) on equity investments	—	1	1
Total other income (loss) not subject to ASC 606	186	1	187
Total other income by operating segment	$586	$115	$701

	Digital Banking	Payment Services	Total
For the Six Months Ended June 30, 2024
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$757	$51	$808
Protection products revenue	84	—	84
Transaction processing revenue	—	178	178
Other income	36	226	262
Total other income subject to ASC 606(2)	877	455	1,332
Other income not subject to ASC 606
Loan fee income	405	—	405
Total other income (loss) not subject to ASC 606	405	—	405
Total other income by operating segment	$1,282	$455	$1,737

For the Six Months Ended June 30, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$659	$41	$700
Protection products revenue	87	—	87
Transaction processing revenue	—	139	139
Other income	10	40	50
Total other income subject to ASC 606(2)	756	220	976
Other income not subject to ASC 606
Loan fee income	352	—	352
Gains (losses) on equity investments	—	(17)	(17)
Total other income (loss) not subject to ASC 606	352	(17)	335
Total other income (loss) by operating segment	$1,108	$203	$1,311

(1)Net of rewards, including Cashback Bonus rewards, of $716 million and $788 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 billion and $1.5 billion for the six months ended June 30, 2024 and 2023 , respectively.
(2)Excludes $2 million and $3 million of deposit product fees that are reported within net interest income for the three months ended June 30, 2024 and 2023, respectively, and $4 million and $10 million for the six months ended June 30, 2024 and 2023, respectively.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2023.
18.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to June 30, 2024, and determined that there were no subsequent events that would require recognition or additional disclosure in the condensed consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to accounting guidance, tax reform, financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; risks related to the proposed merger with Capital One including, among others, (i) failure to complete the merger with Capital One or unexpected delays related to the merger or the inability of the parties to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) diversion of management’s attention from ongoing business operations and opportunities, (iv) cost and revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (v) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vi) deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, (vii) expenses related to the proposed merger being greater than expected, and (viii) shareholder litigation that could prevent or delay the closing of the proposed merger or otherwise negatively impact our business and operations; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants and merchants; our ability to sustain our card and personal loan growth; our ability to timely complete the recently announced sale of our private student loan portfolio, including due to the failure of a closing condition in the agreement to be satisfied, or any unexpected delay in closing the transaction or the occurrence of any event, change or other circumstances that could give rise to the termination of the agreement; our ability to increase or sustain Discover card usage or attract new customers; difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; our ability to manage our credit risk, market risk, liquidity risk, operational risk, compliance and legal risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of our or others' key systems; our ability to remain organizationally effective; our ability to maintain relationships with merchants; the effect of political, economic and market conditions, geopolitical events, climate change, pandemics and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors, as well as those with which we have no direct relationship such as our employees' internet service providers; our ability to maintain current technology and integrate new and acquired systems and technology; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; our ability to comply with regulatory requirements; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of, investments in or divestitures from businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
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
Quarter Highlights
The highlights below compare results as of and for the three months ended June 30, 2024, against results for the same period in the prior year.
•Net income was $1.5 billion, or $6.06 per diluted share, compared to net income of $901 million, or $3.54 per diluted share, in the prior year.
•Total loans grew $9.7 billion, or 8%, to $127.6 billion.
•Credit card loans grew $6.1 billion, or 7%, to $100.1 billion.
•The net charge-off rate for credit card loans increased 187 basis points to 5.55% and the delinquency rate for credit card loans over 30 days past due increased 83 basis points to 3.69%.
•Direct-to-consumer deposits grew $10.0 billion, or 13%, to $87.3 billion.
•Payment Services transaction volume for the segment was $99.3 billion, up 11%.
Outlook
The outlook below provides our current expectations for our financial results based on market conditions, the regulatory and legal environment and our business strategies. The outlook below incorporates the impacts of the pending sale of our private student loan portfolio.
•We expect a decrease in total loans as a result of the pending private student loan portfolio sale.
•Net interest margin is expected to increase, in comparison to 2023, driven primarily by higher card yields and the impact from the sale of the private student loan portfolio.
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
In June 2022, the Federal Reserve released results of the 2022 Comprehensive Capital Analysis and Review ("CCAR") exercise. Based on these results, our SCB was set at 2.5%, the lowest possible requirement, effective October 1, 2022 through September 30, 2023. In accordance with the capital plan rule amendments, we elected not to participate in the 2023 supervisory stress tests, but did submit to the Federal Reserve a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. On July 27, 2023, the Federal Reserve disclosed that our SCB was unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024. On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve. On June 26, 2024, the Federal Reserve announced the results of the 2024 CCAR exercise. While the Federal Reserve will not announce final SCB requirements until August, Discover's preliminary SCB has increased to 3.1%. The new SCB would be effective from October 1, 2024, through September 30, 2025, subject to potential recalculation, as discussed in the next paragraph.

Under the Basel III rules, a firm must update and resubmit its capital plan under certain circumstances, including a material change in the firm's risk profile, financial condition or corporate structure since its last capital plan submission. On February 19, 2024, Discover and Capital One Financial Corporation ("Capital One") jointly announced that they entered into an agreement and plan of merger (the "Merger Agreement"), under which the companies will combine in an all-stock merger, which we determined required us to resubmit our capital plan. We submitted our updated capital plan on May 3, 2024 and the resubmission process is ongoing. Under the capital plan rule and as a consequence of the resubmission requirement, we must receive prior approval for any dividend or other capital distribution, other than a capital distribution on a newly issued capital instrument.
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
On March 5, 2024, the CFPB issued a final rule that reduces Regulation Z’s safe harbor amount for credit card late fees to $8 and eliminates automatic annual inflation adjustments to that safe harbor amount. The rule is currently under legal challenge, and we continue to monitor legal developments that could impact the implementation of the final rule, which, if implemented, could result in increased cardholder delinquencies and credit losses.
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
At the state level, the California Consumer Privacy Act ("CCPA"), which became effective in 2020, created a broad set of privacy rights and remedies. The California Privacy Rights Act, which became effective in 2023, amended the CCPA, enhanced consumer privacy protections and created a new California Privacy Protection Agency ("CPPA"). The CPPA has proposed additional regulations around cybersecurity, risk assessments and automated decision-making technology that may impact Discover as the proposed regulations move forward in the formal rulemaking process. Other states continue to pass privacy legislation. So far, these laws exempt either NPI or financial institutions subject to the GLBA or state banking laws from their scope, so the impact of these state privacy laws on several Discover businesses is limited. We continue to evaluate the impact of the CCPA, as well as other federal and state laws, on our businesses and other providers of consumer financial services, including laws regulating the capture and use of consumer biometrics. For more information on the impact to Discover of data security and privacy laws on regulation, see "Business — Supervision and Regulation" and "Item 1A. Risk Factors" to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2023.
Environmental, Social and Governance Matters
Environmental, social and governance ("ESG") issues, including climate change, human capital and governance practices, are a significant area of focus by U.S. federal, state and international lawmakers and regulatory agencies, as well as shareholders and other stakeholders. In recent months, there have been substantial legislative and regulatory developments on such issues, including proposed, issued or implemented legislation and rulemakings concerning how companies assess and/or disclose climate and other ESG information, risks, opportunities, policies and practices. For example, in October 2023, three climate-related disclosure bills were signed in California, and in March 2024, the SEC issued a final rule on climate-related disclosures. The potential impacts of these legislative and regulatory requirements are being evaluated at this time (including as a result of ongoing litigation challenging such requirements and the SEC’s order staying its final rule on climate-related disclosures pending the completion of judicial review), although we expect that these and other emerging and evolving legal and regulatory requirements on ESG issues will result in additional compliance and reporting costs to us.
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
The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Digital Banking
Interest income
Credit card loans	$3,959	$3,466	$7,897	$6,787
Private student loans	256	255	520	507
Personal loans	347	278	680	526
Other loans	126	73	241	137
Other interest income	283	218	581	410
Total interest income	4,971	4,290	9,919	8,367
Interest expense	1,447	1,113	2,908	2,058
Net interest income	3,524	3,177	7,011	6,309
Provision for credit losses	739	1,305	2,236	2,407
Other income	691	586	1,282	1,108
Other expense	1,683	1,359	3,942	2,701
Income before income taxes	1,793	1,099	2,115	2,309
Payment Services
Other income	323	115	455	203
Other expense	46	45	96	86
Income before income taxes	277	70	359	117
Total income before income taxes	$2,070	$1,169	$2,474	$2,426

The following table presents information on transaction volume (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Network Transaction Volume
PULSE Network	$81,749	$69,008	$160,822	$134,276
Network Partners	8,111	10,408	19,181	21,036
Diners Club(1)	9,421	9,897	19,602	19,108
Total Payment Services	99,281	89,313	199,605	174,420
Discover Network — Proprietary(2)	55,351	57,099	107,115	108,925
Total Network Transaction Volume	$154,632	$146,412	$306,720	$283,345
Transactions Processed on Networks
Discover Network	936	940	1,819	1,790
PULSE Network	2,413	1,761	4,725	3,386
Total Transaction Processed on Networks	3,349	2,701	6,544	5,176
Credit Card Volume
Discover Card Volume(3)	$56,441	$58,774	$109,680	$112,903
Discover Card Sales Volume(4)	$53,482	$55,229	$103,619	$105,817

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
Digital Banking
Our Digital Banking segment reported pretax income of $1.8 billion and $2.1 billion, respectively, for the three and six months ended June 30, 2024, as compared to $1.1 billion and $2.3 billion, respectively, for the same periods in 2023.
Net interest income increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily driven by a higher average level of loan receivables and a higher yield on loans, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to a higher average level of loan receivables, yield expansion and higher market rates. Interest expense increased compared to the prior year primarily due to a larger funding base and higher funding costs driven by lower coupon maturities and higher market rates.
For the three and six months ended June 30, 2024, the provision for credit losses decreased as compared to the same periods in 2023, primarily driven by the reversal of the private student loans allowance due to the loans being classified as held-for-sale, partially offset by the impact of loan growth. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income for the Digital Banking segment increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to increases in net discount and interchange revenue and loan fee income. The increase in net discount and interchange revenue was driven primarily by lower rewards expense. Loan fee income increased primarily due to a higher volume of late payments.
Total other expense increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to increases in other expense, professional fees and employee compensation and benefits. Other expense for the three months ended June 30, 2024 increased primarily due to a charge for potential regulatory penalties related to the card product misclassification. Along with this charge, other expense for the six months ended June 30, 2024 increased primarily from an increase in the reserve for remediation related to the same matter. For information regarding the card product misclassification, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. The increase in employee compensation and benefits was driven primarily by higher average salaries.
Discover card sales volume was $53.5 billion and $103.6 billion, respectively, for the three and six months ended June 30, 2024, which was a decrease of 3.2% and 2.1%, respectively, as compared to the same periods in 2023. This volume decrease was primarily driven by lower new account growth.

Payment Services
Pretax income for the Payment Services segment increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily from a favorable legal settlement.
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
Allowance for Credit Losses
The allowance for credit losses was $8.5 billion at June 30, 2024, which reflects a $777 million release from the amount of the allowance for credit losses at March 31, 2024. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
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
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we measured the impact of altering the weighting of macroeconomic scenarios used in our loss forecast. Our allowance for credit losses would increase by approximately $544 million at June 30, 2024 if we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect continued inflationary pressures, a decline in consumer confidence, the influence of geopolitical events and increasing unemployment.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2024 vs. 2023 Increase (Decrease)		For the Six Months Ended June 30,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
Interest income	$4,971	$4,290	$681	16%	$9,919	$8,367	$1,552	19%
Interest expense	1,447	1,113	334	30%	2,908	2,058	850	41%
Net interest income	3,524	3,177	347	11%	7,011	6,309	702	11%
Provision for credit losses	739	1,305	(566)	(43)%	2,236	2,407	(171)	(7)%
Net interest income after provision for credit losses	2,785	1,872	913	49%	4,775	3,902	873	22%
Other income	1,014	701	313	45%	1,737	1,311	426	32%
Other expense	1,729	1,404	325	23%	4,038	2,787	1,251	45%
Income before income taxes	2,070	1,169	901	77%	2,474	2,426	48	2%
Income tax expense	540	268	272	101%	636	557	79	14%
Net income	$1,530	$901	$629	70%	$1,838	$1,869	$(31)	(2)%
Net income allocated to common stockholders	$1,521	$895	$626	70%	$1,795	$1,826	$(31)	(2)%

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
Net interest income increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily driven by a higher average level of loan receivables and a higher yield on loans, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to a higher average level of loan receivables, yield expansion and higher market rates. Interest expense increased compared to the prior year primarily due to a larger funding base and higher funding costs driven by lower coupon maturities and higher market rates.
Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended June 30,
	2024			2023
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,701	5.47%	$146	$8,664	5.11%	$110
Restricted cash	590	8.33%	12	75	10.27%	2
Investment securities	13,492	3.74%	125	12,587	3.38%	106
Loan receivables(1)
Credit card loans(2)(3)	99,584	15.99%	3,959	91,825	15.14%	3,466
Private student loans(4)	10,304	9.97%	256	10,343	9.87%	255
Personal loans	10,266	13.60%	347	8,744	12.72%	278
Other	6,829	7.45%	126	4,347	6.81%	73
Total loan receivables	126,983	14.85%	4,688	115,259	14.17%	4,072
Total interest-earning assets	151,766	13.18%	4,971	136,585	12.60%	4,290
Allowance for credit losses	(9,245)			(7,691)
Other assets	7,953			6,668
Total assets(5)	$150,474			$135,562
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(6)	$44,124	4.72%	518	$37,424	3.68%	344
Money market deposits	7,203	4.23%	76	8,282	4.08%	84
Other interest-bearing savings deposits	56,183	4.33%	605	49,686	3.85%	477
Total interest-bearing deposits	107,510	4.48%	1,199	95,392	3.80%	905
Borrowings
Short-term borrowings	4	5.54%	NM	2	5.22%	NM
Securitized borrowings(7)(8)(9)	10,432	4.89%	127	10,214	4.24%	108
Other long-term borrowings(8)(9)(10)	9,517	5.12%	121	9,068	4.44%	100
Total borrowings	19,953	5.00%	248	19,284	4.33%	208
Total interest-bearing liabilities	127,463	4.56%	1,447	114,676	3.89%	1,113
Other liabilities and stockholders' equity(11)	23,011			20,886
Total liabilities and stockholders' equity	$150,474			$135,562
Net interest income			$3,524			$3,177
Net interest margin(12)		11.17%			11.06%
Net yield on interest-earning assets(13)		9.34%			9.33%
Interest rate spread(14)		8.62%			8.71%

	For the Six Months Ended June 30,
	2024			2023
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$11,341	5.49%	$310	$8,007	4.90%	$195
Restricted cash	574	7.70%	22	330	5.33%	8
Investment securities	13,587	3.69%	249	12,412	3.37%	207
Loan receivables(1)
Credit card loans(2)(3)	99,947	15.89%	7,897	90,649	15.10%	6,787
Private student loans(4)	10,440	10.01%	520	10,444	9.77%	507
Personal loans	10,135	13.50%	680	8,451	12.54%	526
Other	6,532	7.42%	241	4,119	6.73%	137
Total loan receivables	127,054	14.78%	9,338	113,663	14.12%	7,957
Total interest-earning assets	152,556	13.08%	9,919	134,412	12.55%	8,367
Allowance for credit losses	(9,262)			(7,500)
Other assets	7,831			6,582
Total assets(5)	$151,125			$133,494
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(6)	$45,057	4.67%	1,047	$35,321	3.44%	603
Money market deposits	7,231	4.28%	154	8,524	3.92%	166
Other interest-bearing savings deposits	55,782	4.36%	1,208	49,472	3.63%	892
Total interest-bearing deposits	108,070	4.48%	2,409	93,317	3.59%	1,661
Borrowings
Short-term borrowings	2	5.54%	NM	1	5.22%	NM
Securitized borrowings(7)(8)(9)	10,886	4.80%	260	9,942	3.96%	195
Other long-term borrowings(8)(9)(10)	9,544	5.03%	239	9,219	4.42%	202
Total borrowings	20,432	4.91%	499	19,162	4.18%	397
Total interest-bearing liabilities	128,502	4.55%	2,908	112,479	3.69%	2,058
Other liabilities and stockholders’ equity(11)	22,623			21,015
Total liabilities and stockholders’ equity	$151,125			$133,494
Net interest income			$7,011			$6,309
Net interest margin(12)		11.10%			11.19%
Net yield on interest-earning assets(13)		9.24%			9.47%
Interest rate spread(14)		8.53%			8.86%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $103 million and $110 million of amortization of balance transfer fees for the three months ended June 30, 2024 and 2023, respectively, and $226 million and $215 million for the six months ended June 30, 2024 and 2023, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the three and six months ended June 30, 2024 and 2023.
(4)Private student loans were classified as held-for-sale effective June 30, 2024.
(5)The return on average assets, based on net income, was 1.02% and 0.66% for the three months ended June 30, 2024 and 2023, respectively, and 1.22% and 1.40% for the six months ended June 30, 2024 and 2023, respectively.
(6)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and six months ended June 30, 2024.
(7)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three and six months ended June 30, 2024 and 2023.
(8)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and six months ended June 30, 2024 and 2023.
(9)Includes the impact of terminated derivatives formerly designated as fair value hedges for the three and six months ended June 30, 2024 and 2023.
(10)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three and six months ended June 30, 2024 and 2023.
(11)The return on average stockholders' equity, based on net income, was 40% and 26% for the three months ended June 30, 2024 and 2023, respectively, and 24% and 27% for the six months ended June 30, 2024 and 2023, respectively.
(12)Net interest margin represents net interest income as a percentage of average total loan receivables.
(13)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(14)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	June 30, 2024	December 31, 2023
Loans held-for-sale	$10,145	$—
Loan portfolio
Credit card loans	100,066	102,259
Other loans
Private student loans	—	10,352
Personal loans	10,321	9,852
Other loans	7,117	5,946
Total other loans	17,438	26,150
Total loan portfolio	117,504	128,409
Total loan receivables	127,649	128,409
Allowance for credit losses	(8,481)	(9,283)
Net loan receivables	$119,168	$119,126

Provision and Allowance for Credit Losses
Provision for credit losses is the expense related to maintaining the allowance for credit losses at an appropriate level to absorb the estimate of credit losses anticipated over the remaining expected life of loan receivables at each period end date. In deriving the estimate of expected credit losses, we consider the collectability of principal, interest and fees associated with our loan portfolio. We also consider expected recoveries of amounts that were either previously charged-off or are expected to be charged-off. Establishing the estimate for expected credit losses requires significant management judgment. The factors that influence the provision for credit losses include:
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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended June 30, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2024	$7,541	$869	$756	$92	$9,258
Additions
Provision for credit losses(1)(2)	1,423	(823)	138	7	745
Deductions
Charge-offs	(1,648)	(53)	(117)	(2)	(1,820)
Recoveries	275	7	16	—	298
Net charge-offs	(1,373)	(46)	(101)	(2)	(1,522)
Balance at June 30, 2024	$7,591	$—	$793	$97	$8,481

	For the Three Months Ended June 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at March 31, 2023	$6,135	$872	$622	$62	$7,691
Additions
Provision for credit losses(1)	1,232	9	50	6	1,297
Deductions
Charge-offs	(1,051)	(38)	(64)	—	(1,153)
Recoveries	209	6	14	—	229
Net charge-offs	(842)	(32)	(50)	—	(924)
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064

	For the Six Months Ended June 30, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283
Additions
Provision for credit losses(1)(2)	2,756	(770)	272	18	2,276
Deductions
Charge-offs	(3,297)	(100)	(230)	(5)	(3,632)
Recoveries	513	12	29	—	554
Net charge-offs	(2,784)	(88)	(201)	(5)	(3,078)
Balance at June 30, 2024	$7,591	$—	$793	$97	$8,481

	For the Six Months Ended June 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(3)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	2,234	69	118	11	2,432
Deductions
Charge-offs	(1,930)	(71)	(118)	—	(2,119)
Recoveries	404	12	29	—	445
Net charge-offs	(1,526)	(59)	(89)	—	(1,674)
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064

(1)Excludes a $6 million and $8 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended June 30, 2024 and 2023, respectively, and $40 million and $25 million for the six months ended June 30, 2024 and 2023, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.
(2)Includes the adjustment to eliminate the allowance for credit losses upon classifying the private student loan portfolio as held-for-sale.
(3)Represents the adjustment to the allowance for credit losses as a result of the adoption of Accounting Standards Update ("ASU") No. 2022-02 on January 1, 2023.
The allowance for credit losses was approximately $8.5 billion at June 30, 2024, which reflects a $777 million release from March 31, 2024 and an $802 million release from December 31, 2023. The release in the allowance for credit losses for the three and six months ended June 30, 2024 was driven by the reversal of the private student loans allowance due to the loans being classified as held-for-sale, partially offset by the impact of loan growth.

The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at June 30, 2024, we used a macroeconomic forecast that projected the following amounts: (i) unemployment rate ending 2024 at 4.04% and, within our reasonable and supportable period, peaking at 4.08% in the fourth quarter of 2025 and (ii) 2.53% growth rate in real gross domestic product in 2024.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, including those relating to consumer price inflation and the fiscal and monetary policy responses to that inflation. Subsequent to the Federal Reserve raising its federal funds rate target range, real GDP growth and labor market conditions exceeded most economists’ expectations, while inflation moderated but remained above the target rate. Federal Reserve officials have suggested that the policy rate is likely at its peak for the current tightening cycle, however, the timing and magnitude of rate decreases will be dependent on trends in economic data, particularly inflation. Restrictive monetary policy typically precedes weaker consumer credit conditions caused by rising unemployment as economic growth slows. While credit performance in our lending portfolios has evolved in line with our expectations, we assessed the prospects for various macroeconomic outcomes in setting our allowance for credit losses.
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
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three and six months ended June 30, 2024, the provision for credit losses decreased by $552 million and $156 million, respectively, compared to the same periods in 2023, primarily driven by the reversal of the private student loans allowance due to the loans being classified as held-for-sale, partially offset by the impact of loan growth.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Credit card loans	$1,373	5.55%	$842	3.68%	$2,784	5.60%	$1,526	3.39%
Personal loans	$101	3.98%	$50	2.28%	$201	4.00%	$89	2.12%

The net charge-offs and net charge-off rate for credit card loans and personal loans increased for the three and six months ended June 30, 2024, when compared to the same periods in 2023, primarily driven by portfolio seasoning.

Delinquencies
Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.
The following table presents the amounts and delinquency rates of key loan products, excluding loans held-for-sale, that are 30 and 90 days or more delinquent, and loan receivables that are not accruing interest regardless of delinquency (dollars in millions):

	June 30, 2024		December 31, 2023
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$3,697	3.69%	$3,955	3.87%
Personal loans	$159	1.54%	$143	1.45%

Total loan portfolio	$3,917	3.33%	$4,156	3.45%

Loans 90 or more days delinquent
Credit card loans	$1,834	1.83%	$1,917	1.87%
Personal loans	$44	0.43%	$39	0.40%

Total loan portfolio	$1,903	1.62%	$1,975	1.59%

Loans not accruing interest	$272	0.22%	$261	0.21%

The 30-day and 90-day delinquency rates for credit card loans at June 30, 2024, decreased compared to December 31, 2023, driven primarily by seasonality. The 30-day and 90-day delinquency rates remained relatively stable for personal loans at June 30, 2024, compared to December 31, 2023.
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2024 vs 2023 Increase (Decrease)		For the Six Months Ended June 30,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
Discount and interchange revenue, net(1)	$437	$370	$67	18%	$808	$700	$108	15%
Protection products revenue	42	44	(2)	(5)%	84	87	(3)	(3)%
Loan fee income	205	186	19	10%	405	352	53	15%
Transaction processing revenue	91	72	19	26%	178	139	39	28%
Gains (losses) on equity investments	—	1	(1)	(100)%	—	(17)	17	(100)%
Other income	239	28	211	754%	262	50	212	424%
Total other income	$1,014	$701	$313	45%	$1,737	$1,311	$426	32%

(1)Net of rewards, including Cashback Bonus rewards, of $716 million and $788 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 billion and $1.5 billion for the six months ended June 30, 2024 and 2023, respectively.
Total other income increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to increases in other income, net discount and interchange revenue and loan fee income. Other income increased primarily from a favorable legal settlement in our Payment Services segment. The increase in net discount and interchange revenue was driven primarily by lower rewards expense. Loan fee income increased primarily due to a higher volume of late payments.

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2024 vs. 2023 Increase (Decrease)		For the Six Months Ended June 30,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
Employee compensation and benefits	$658	$588	$70	12%	$1,329	$1,213	$116	10%
Marketing and business development	258	268	(10)	(4)%	508	509	(1)	—%
Information processing and communications	167	150	17	11%	330	289	41	14%
Professional fees	296	216	80	37%	588	448	140	31%
Premises and equipment	23	20	3	15%	43	42	1	2%
Other expense	327	162	165	102%	1,240	286	954	334%
Total other expense	$1,729	$1,404	$325	23%	$4,038	$2,787	$1,251	45%

Total other expense increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to increases in other expense, professional fees and employee compensation and benefits. Other expense for the three months ended June 30, 2024 increased primarily due to a charge for potential regulatory penalties related to the card product misclassification. Along with this charge, other expense for the six months ended June 30, 2024 increased primarily from an increase in the reserve for remediation related to the same matter. For information regarding the card product misclassification, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. The increase in employee compensation and benefits was driven primarily by higher average salaries.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Income before income taxes	$2,070	$1,169	$2,474	$2,426
Income tax expense	$540	$268	$636	$557
Effective income tax rate	26.1%	23.0%	25.7%	23.0%

The effective tax rate increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, due to the adoption of the proportional amortization method for qualifying tax credit investments effective January 1, 2024, and the recognition of a charge representing potential non-deductible regulatory penalties related to the card product misclassification.
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

Funding Sources
Deposits
We obtain deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits"). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. We gather these deposits from retail customers of our bank, many of whom have more than one Discover product. These deposits originate from a large and diverse customer base, and therefore, the majority of these deposit account balances are insured according to the FDIC's insurance limits. Brokered deposit products include certificates of deposit and sweep accounts. In accordance with FDIC guidance, we do not categorize certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships as brokered for regulatory reporting purposes. At June 30, 2024, we had $87.3 billion of direct-to-consumer deposits and $21.1 billion of brokered deposits, of which there are $93.1 billion of deposit balances due in less than one year and $15.3 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. As of June 30, 2024, there were $29.0 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three and six months ended June 30, 2024. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At June 30, 2024, we had $9.7 billion of outstanding public asset-backed securities and $2.6 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended June 30, 2024, the DiscoverSeries three-month rolling average excess spread was 14.07%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At June 30, 2024	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$9,550	$3,780	$5,770

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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At June 30, 2024, we had total committed borrowing capacity of $4.4 billion based on the amount and type of assets pledged, of which $1.0 billion of long-term advances were outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At June 30, 2024	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2024-2032	$3,350
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2025-2031	$139
Discover Financial Services (Parent Company) fixed to floating-rate senior notes, maturing 2034	$1,000
Discover Bank fixed-rate senior bank notes, maturing 2024-2030	$3,550
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At June 30, 2024, $694 million of interest on our fixed-rate debt is due in less than one year and $1.9 billion of interest is due in one year and thereafter. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for more information on the maturities of our long-term borrowings.

Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At June 30, 2024, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, we have access to short-term advance structures through privately placed asset-backed securitizations. At June 30, 2024, there were no short-term advances outstanding from private asset-backed securitizations.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for any contingency funding needs. At June 30, 2024, we had a total committed capacity of $3.5 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them well ahead of their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of June 30, 2024, Discover Bank had $39.6 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of June 30, 2024, we had no borrowings outstanding under the discount window and reserve this capacity as a source of contingency liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At June 30, 2024, our unused credit arrangements were approximately $232.8 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications and global merchant acceptance, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of June 30, 2024, we have debt obligations, common stock and preferred stock outstanding, for which we incur servicing costs. Refer to "— Funding Sources" and "— Capital" for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
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
At June 30, 2024, our liquidity portfolio was composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities issued by U.S. government agencies or U.S. GSEs. These investments, nearly all of which are classified as available-for-sale, are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.
At June 30, 2024, our liquidity portfolio and undrawn credit facilities were $68.8 billion, which was $931 million lower than the balance at December 31, 2023. Our liquidity portfolio and undrawn credit facilities decreased primarily as a result of a decrease in cash and cash equivalents. During the three and six months ended June 30, 2024, the average balance of our liquidity portfolio was $23.7 billion and $24.5 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	June 30, 2024	December 31, 2023
Liquidity portfolio
Cash and cash equivalents(1)	$9,099	$9,815
Investment securities(2)	13,272	13,439
Total liquidity portfolio	22,371	23,254
Private asset-backed securitizations(3)	3,500	2,750
Federal Home Loan Bank of Chicago	3,383	2,551
Primary liquidity sources	29,254	28,555
Federal Reserve discount window(3)	39,569	41,199
Total liquidity portfolio and undrawn credit facilities	$68,823	$69,754

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $442 million and $320 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of June 30, 2024 and December 31, 2023, respectively.
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
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of risk-weighted assets. For Category IV firms, including DFS, the Federal Reserve calculates each firm's SCB biennially in even-numbered calendar years, and did so in 2022. Based on the results of the 2022 CCAR exercise released by the Federal Reserve, our SCB was set at 2.5%, the lowest possible requirement, effective October 1, 2022, through September 30, 2023. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year's supervisory stress tests as part of the Federal Reserve's CCAR process receives an adjusted

SCB requirement that is updated to reflect its planned common stock dividends per the firm's annual capital plan. In July 2023, the Federal Reserve disclosed SCB requirements to firms subject to Category IV standards that did not opt-in to this year's stress test. Our SCB remains unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024. On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve and on June 26, 2024, the Federal Reserve announced the results of the 2024 CCAR exercise. While the Federal Reserve will not announce final SCB requirements until August, Discover's preliminary SCB has increased to 3.1%. The new SCB would be effective from October 1, 2024, through September 30, 2025, subject to potential recalculation discussed below.
Under the Basel III rules, a firm must update and resubmit its capital plan under certain circumstances, including a material change in the firm's risk profile, financial condition or corporate structure since its last capital plan submission. On February 19, 2024, Discover and Capital One jointly announced that they entered into a Merger Agreement, under which the companies will combine in an all-stock merger, which we determined required us to resubmit our capital plan. We submitted our updated capital plan on May 3, 2024 and the resubmission process is ongoing. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.

At June 30, 2024, DFS and Discover Bank met the requirements for "well-capitalized" status under the Federal Reserve's Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At June 30, 2024, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure among different companies.
The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	June 30, 2024	December 31, 2023
Total common stockholders' equity(1)	$15,011	$13,772
Less: goodwill	(255)	(255)
Tangible common equity	$14,756	$13,517

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.

Our Board of Directors declared the following common stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Share
2024
July 15, 2024	August 22, 2024	September 05, 2024	$0.70
April 17, 2024	May 23, 2024	June 06, 2024	0.70
January 16, 2024	February 22, 2024	March 07, 2024	0.70
Total common stock dividends			$2.10

2023
October 16, 2023	November 22, 2023	December 07, 2023	$0.70
July 17, 2023	August 24, 2023	September 07, 2023	0.70
April 17, 2023	May 25, 2023	June 08, 2023	0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$2.70

Our Board of Directors declared the following Series C preferred stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2024
July 15, 2024	October 15, 2024	October 30, 2024	$27.50
January 16, 2024	April 15, 2024	April 30, 2024	27.50
Total Series C preferred stock dividends			$55.00

2023
July 17, 2023	October 13, 2023	October 30, 2023	$27.50
January 17, 2023	April 14, 2023	May 01, 2023	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2024
July 15, 2024	September 06, 2024	September 23, 2024	$30.625
January 16, 2024	March 08, 2024	March 25, 2024	30.625
Total Series D preferred stock dividends			$61.250

2023
July 17, 2023	September 08, 2023	September 25, 2023	$30.625
January 17, 2023	March 08, 2023	March 23, 2023	30.625
Total Series D preferred stock dividends			$61.250

The amount and size of any future dividends and share repurchases will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors. Under the Merger Agreement with Capital One, quarterly cash dividends on our common stock may not exceed $0.70 per share without the prior written consent of Capital One. For additional information on the merger, see Note 1: Background and Basis of Presentation — Pending Merger with Capital One Financial Corporation to our condensed consolidated financial statements. The declaration and payment of future dividends and the amount thereof are otherwise subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary (Discover

Bank) can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms, such as those that propose to alter the Basel III standards, may require us to hold more capital or could adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
Our Board of Directors approved a share repurchase program in April 2023. The program authorized up to $2.7 billion of share repurchases through June 30, 2024, and replaced the prior $4.2 billion share repurchase program. If and when we repurchase our shares under the program, we may use various methods, including open market purchases, privately negotiated transactions or other purchases, including block trades, accelerated share repurchase transactions, or any combination of such methods. There were no share repurchases during the three and six months ended June 30, 2024. In accordance with the Merger Agreement with Capital One, we have paused share repurchases through the completion of the merger.

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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At June 30, 2024, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
We have taken actions to bring our net interest income sensitivity closer to neutral as the Federal Reserve has slowed its pace of monetary policy tightening and the outlook for near-term U.S. economic growth may be weakening. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities. At June 30, 2024, these numbers include a sale of the private student loan portfolio (dollars in millions):

	At June 30, 2024		At December 31, 2023
Basis point change	$	%	$	%
+100	$82	0.58%	$161	1.17%
-100	$(75)	(0.53)%	$(153)	(1.11)%

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)(4)	Maximum Dollar Value of Shares that may yet be purchased under the Plans or Programs(1)(4)
April 1 - 30, 2024
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	236	$126.19	N/A	N/A
May 1 - 31, 2024
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	6,554	$124.06	N/A	N/A
June 1 - 30, 2024
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	191,691	$130.78	N/A	N/A

Total
Repurchase program(1)(4)	—	$—	—	$2,225,091,655
Employee transactions(2)	198,481	$130.55	N/A	N/A

(1)In April 2023, our Board of Directors approved a share repurchase program authorizing the purchase of up to $2.7 billion of our outstanding shares of common stock through June 30, 2024. This share repurchase authorization replaced our prior $4.2 billion share repurchase program.
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

Item 6.    Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

10.1	Discover Financial Services Change in Control Severance Policy, as amended and restated on May 3, 2024.

10.2	Form Merger Retention Agreement.

10.3
Purchase Agreement, dated July 17, 2024, by and between Discover Bank and Santiago Holdings, LP (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on July 17, 2024, and incorporated herein by reference thereto).

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
Date: July 31, 2024