Form 10-K/A
period 2023-12-31
Discover Financial Services
filed 2024-12-23
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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
As of December 13, 2024, there were 251,226,920 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual stockholders’ meeting held on May 09, 2024 are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE
Discover Financial Services (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend and restate its audited financial statements and related footnote information as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, previously included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024 (the “Original Report”). This Form 10-K/A, also includes restated quarterly financial information pertaining to the Company’s previously issued (i) unaudited condensed consolidated statements of financial condition as of March 31, 2023, June 30, 2023, and September 30, 2023, (ii) unaudited condensed consolidated statements of income, including the related statements of comprehensive income, for the three months ended March 31, 2023 and 2022, three and six months ended June 30, 2023 and 2022, and three and nine months ended September 30, 2023 and 2022, (iii) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, six months ended June 30, 2023 and 2022, and nine months ended September 30, 2023 and 2022, (iv) unaudited condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2023 and 2022, three and six months ended June 30, 2023 and 2022, and three and nine months ended September 30, 2023 and 2022, included in each of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.
Restatement Background
As described in the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024, on July 19, 2023, the Company disclosed that beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier (the “card product misclassification”). The card product classification impacts the pricing and charging of discount and interchange revenue, and the incorrect classification of certain credit card accounts resulted in overcharges to merchants and merchant acquirers, but it did not impact cardholders. Based on information available as of June 30, 2023, the Company recognized a liability of $365 million for counterparty restitution that was accounted for as the correction of an error. The Company determined that the revenue impact was not material to the consolidated financial statements of the Company for any of the impacted periods. While it was therefore determined that it was not necessary for the Company to restate any previously issued interim or annual financial statements, the cumulative misstatement was deemed material to the three and six months ended June 30, 2023 condensed consolidated financial statements, and therefore, the Company determined that adjustment of the $365 million only through 2023 earnings was not appropriate. Accordingly, the $365 million liability (the “Initial Liability”) was recorded as of June 30, 2023 with offsetting adjustments to merchant discount and interchange revenue and retained earnings, along with consequential impacts to deferred tax accruals. Comparable corrections were made for all prior periods presented in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023 and September 30, 2023, and subsequently in the Original Report. As originally reported, the balance of the counterparty restitution liability as of December 31, 2023 was $375 million.
On February 19, 2024, the Company and Capital One Financial Corporation (“Capital One”) jointly announced that they entered into an agreement and plan of merger pursuant to which the companies will combine in an all-stock transaction (the “Merger”).
In the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, the Company disclosed that it had determined to increase its counterparty restitution liability to $1.2 billion (the “Liability Increase”) through a charge to other expense for the three months ended March 31, 2024, to reflect the total amount the Company then expected was probable to be disbursed in relation to the card product misclassification. The Company determined the Liability Increase was appropriate based on its experience through that date with remediation efforts, discussions through the first quarter of 2024 with its regulators, Board of Directors and other stakeholders, the pending Merger, which was approved by the Company’s Board of Directors during the quarter, and a desire to advance resolution of the matter more quickly to mitigate risk.
As part of the review of the Company’s historical financial statements by the Staff of the Division of Corporation Finance and the Office of the Chief Accountant of the SEC (the “Staff”) undertaken in connection with the Staff’s review of the Registration Statement on Form S-4 filed by Capital One in connection with the Merger (and the preliminary joint proxy statement/prospectus contained therein) (the “Registration Statement”), the Staff provided comments to the Company relating to the Company’s accounting approach for the card product misclassification. The Staff disagreed with the Company’s application of revenue recognition guidance under Accounting Standards Codification (“ASC”)

Topics 605, Revenue Recognition, and 606, Revenue from Contracts with Customers, in connection with the Company’s measurement of the revenue error and recording of the Initial Liability as of June 30, 2023.
Following discussions with the Staff, management concluded that it was appropriate to correct the revenue error related to the card product misclassification using the maximum amount agreed to be paid by the Company in restitution in respect of the card product misclassification (excluding interest, legal fees and other concessions) (the “Alternative Approach”). Upon recognizing the revenue error correction under the Alternative Approach, the Company will have restated cumulative discount and interchange revenue by a total of approximately $992 million as of June 30, 2023, and $1,047 million as of December 31, 2023. The cumulative revenue error resulting from the card product misclassification will be corrected by reclassifying these amounts from revenue (including through adjustments to retained earnings) to a refund liability consistent with ASC 606-10-32-10.
On November 25, 2024, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), acting on the recommendation of management, and after discussion with Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, concluded that (i) the Company’s audited financial statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023 included in the Original Report and (ii) the Company’s unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q previously filed with the SEC for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023, should no longer be relied upon and should be restated to reflect the Alternative Approach. These periods are presented in this Form 10-K/A to reflect the Alternative Approach as described above. Accordingly, any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company’s consolidated or condensed consolidated financial statements and other related financial information covering the periods described herein should no longer be relied upon. The Audit Committee also concluded that Deloitte’s report on the consolidated financial statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, in the Original Report should no longer be relied upon.
In connection with the restatement, the Company has identified three material weaknesses in its internal control over financial reporting. The Audit Committee concluded that management’s report on the effectiveness of internal control over financial reporting as of December 31, 2023 and Deloitte’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, should no longer be relied upon. Management has also concluded that the Company’s disclosure controls and procedures were not effective as a December 31, 2023, because of these material weaknesses in its internal control over financial reporting. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weaknesses identified, see “Item 9A — Controls and Procedures” of this Form 10-K/A.
Items Amended in this Form 10-K/A
This Form 10-K/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the aforementioned restatement. The following items have been amended to reflect the restatement:
•Part I, Item 1A. Risk Factors
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data
•Part II, Item 9A. Controls and Procedures
In addition, in accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Form 10-K/A.
Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing of the Original Report. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the filing of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

The restatements are more fully described in Note 1: Background and Basis of Presentation and Note 26: Restatement of Annual Financial Statements of the notes to the consolidated financial statements included herein.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K/A for the year ended December 31, 2023

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries. See “Item 8 — Financial Statements and Supplementary Data — Glossary of Acronyms” for terms and abbreviations used throughout the annual report.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover it®, Freeze it®, College Covered® and Diners Club International®. All other trademarks, trade names and service marks included in this annual report on Form 10-K/A are the property of their respective owners.

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

Item 1A.    Risk Factors
You should carefully consider each of the following risks described below and all of the other information in this annual report on Form 10-K/A in evaluating us. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks. This annual report on Form 10-K/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this annual report on Form 10-K/A. See “Special Note Regarding Forward-Looking Statements,” which immediately follows the risks below.
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
We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control in the future, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report on, and our independent registered public accounting firm is required to audit, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to determine the adequacy of our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation if a deficiency is identified. Annually, we perform activities that include reviewing, documenting, and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Any failure to achieve and maintain an effective system of internal control could result in materially misstated consolidated financial statements and a failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiency and lead to a decline in the price of our common stock.
As discussed further in the Explanatory Note to this Form 10-K/A, on November 25, 2024, the Audit Committee concluded that certain periods of our historical financial statements should no longer be relied upon and should be restated to reflect the Alternative Approach. In connection with this restatement, our management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023, and our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the following material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis):
•We did not have controls designed or implemented to ensure that Discover Bank-issued credit cards were placed in appropriate merchant and merchant acquirer pricing tiers, which in turn led to inaccurate revenue recognition.
•We selected a methodology to estimate the revenue error and associated liability that the Staff believed to be, and we ultimately accepted as, a misapplication of GAAP related to the card product misclassification.
•Based on certain criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), we did not maintain an effective control environment, as we did not demonstrate an appropriate commitment to integrity and ethical values, specifically in the approach to evaluating and addressing the card product misclassification, and this control deficiency constitutes a material weakness. The material weakness in the control environment persisted for an extended period of time. This control environment material weakness contributed to the other weaknesses within our system of internal control over financial reporting at the control activity level.
We are in the process of implementing remediation plans to address these material weaknesses. While we believe these efforts will improve our internal controls and address the root causes of the material weaknesses, the material weaknesses cannot be considered completely remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting. For more information related to the material weaknesses and their remediation, see “Item 9A — Controls and Procedures” of this Form 10-K/A.
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

Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K/A and materials we have filed or will file with the SEC (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “forecasts,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could,” are intended to identify such forward-looking statements. You should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this annual report on Form 10-K/A, including those described under “Risk Factors.” The statements are only as of the date they are made and we undertake no obligation to update any forward-looking statement.
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
•our ability to remediate the material weakness in our internal control over financial reporting that led to the restatement of our financial statements, and the risk that we may experience additional material weaknesses; and
•new lawsuits, investigations, consent orders or similar matters or unanticipated developments related to current matters.
We routinely evaluate and may pursue acquisitions of, investments in or divestitures from businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
The foregoing review of important factors should not be construed as exclusive and should be read in conjunction with the other cautionary statements that are included in this annual report on Form 10-K/A. These factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required under U.S. federal securities laws, we do not have any intention or obligation to update forward-looking statements after we distribute this annual report on Form 10-K/A, whether as a result of new information, future developments or otherwise.

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

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K/A. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K/A particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2023 and 2022 and for years ended December 31, 2023, 2022 and 2021.
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
•As restated, net income was $2.8 billion, or $10.70 per diluted share, compared to net income of $4.3 billion, or $15.23 per diluted share, in the prior year.
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
•As restated, net income was $4.3 billion, or $15.23 per diluted share, compared to net income of $5.4 billion, or $17.63 per diluted share, in the prior year.
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

The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Digital Banking
Interest income
Credit card loans	$14,438	$10,632	$8,717
Private student loans	1,033	831	742
Personal loans	1,156	872	878
Other loans	326	167	114
Other interest income	892	362	200
Total interest income	17,845	12,864	10,651
Interest expense	4,746	1,865	1,134
Net interest income	13,099	10,999	9,517
Provision for credit losses	6,018	2,359	218
Other income	2,245	2,041	1,701
Other expense	5,945	5,049	4,549
Income before income taxes	3,381	5,632	6,451
Payment Services
Other income	450	176	789
Other expense	194	167	256
Income before income taxes	256	9	533
Total income before income taxes	$3,637	$5,641	$6,984

The following table presents information on transaction volume (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Network Transaction Volume
PULSE Network	$285,616	$253,072	$247,913
Network Partners	39,671	44,542	40,707
Diners Club(1)	39,299	33,505	25,937
Total Payment Services	364,586	331,119	314,557
Discover Network — Proprietary(2)	224,572	218,738	188,960
Total Network Transaction Volume	$589,158	$549,857	$503,517
Transactions Processed on Networks
Discover Network	3,728	3,617	3,259
PULSE Network	7,705	6,200	5,632
Total Transaction Processed on Networks	11,433	9,817	8,891
Credit Card Volume
Discover Card Volume(3)	$232,785	$224,477	$192,755
Discover Card Sales Volume(4)	$217,914	$210,645	$182,125

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

Digital Banking
For the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
As restated, our Digital Banking segment reported pretax income of $3.4 billion for the year ended December 31, 2023, as compared to $5.6 billion for the year ended December 31, 2022.
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
Total other expense increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases in employee compensation and benefits, other expense, professional fees and marketing and business development. The increase in employee compensation and benefits was driven primarily by higher headcount. Other expense increased primarily from increases in reserves for remediation related to the card product misclassification and customer remediation in our student loan and personal loan businesses. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. The marketing and business development increase was due primarily from growth investments in consumer banking products.
Discover card sales volume was $217.9 billion for the year ended December 31, 2023, which was an increase of 3.5% as compared to the year ended December 31, 2022. This volume growth was primarily driven by higher consumer spending across most spending categories.
For the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021
As restated, our Digital Banking segment reported pretax income of $5.6 billion for the year ended December 31, 2022, as compared to $6.5 billion for the year ended December 31, 2021.
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
Total other income for the Digital Banking segment increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increases in loan fee income and net discount and interchange revenue. Loan fee income increased primarily due to higher volume of late payments. The increase in discount and interchange revenue was partially offset by an increase in rewards, both of which were driven by higher sales volume.
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
Payment Services
For the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
Our Payment Services segment reported pretax income of $256 million for the year ended December 31, 2023, as compared to pretax income of $9 million for the year ended December 31, 2022. The increase in segment pretax income was primarily due to smaller losses on equity investments as a result of smaller mark-to-market adjustments for equity investments measured at fair value.
For the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021
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
Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2023 vs. 2022 Increase (Decrease)		2022 vs. 2021 Increase (Decrease)
	2023	2022	2021	$	%	$	%
	(As Restated)	(As Restated)	(As Restated)
Interest income	$17,845	$12,864	$10,651	$4,981	39%	$2,213	21%
Interest expense	4,746	1,865	1,134	2,881	154%	731	64%
Net interest income	13,099	10,999	9,517	2,100	19%	1,482	16%
Provision for credit losses	6,018	2,359	218	3,659	155%	2,141	982%
Net interest income after provision for credit losses	7,081	8,640	9,299	(1,559)	(18)%	(659)	(7)%
Other income	2,695	2,217	2,490	478	22%	(273)	(11)%
Other expense	6,139	5,216	4,805	923	18%	411	9%
Income before income taxes	3,637	5,641	6,984	(2,004)	(36)%	(1,343)	(19)%
Income tax expense	841	1,325	1,596	(484)	(37)%	(271)	(17)%
Net income	$2,796	$4,316	$5,388	$(1,520)	(35)%	$(1,072)	(20)%
Net income allocated to common stockholders	$2,715	$4,228	$5,289	$(1,513)	(36)%	$(1,061)	(20)%

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

Average Balance Sheet Analysis
(dollars in millions)

	For the Years Ended December 31,
	2023			2022			2021
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$8,192	5.17%	$423	$9,279	1.89%	$175	$14,236	0.13%	$18
Restricted cash	250	7.80%	20	515	1.48%	8	695	0.03%	NM
Other short-term investments	—	—	—	—	—	—	176	0.12%	NM
Investment securities	12,938	3.47%	449	6,988	2.57%	179	8,713	2.09%	182
Loan receivables(1)
Credit card loans(2)(3)	94,205	15.33%	14,438	79,243	13.42%	10,632	69,365	12.57%	8,717
Private student loans	10,382	9.95%	1,033	10,240	8.11%	831	10,057	7.38%	742
Personal loans	9,011	12.83%	1,156	7,295	11.95%	872	6,945	12.64%	878
Other	4,713	6.92%	326	2,895	5.77%	167	2,054	5.57%	114
Total loan receivables	118,311	14.33%	16,953	99,673	12.54%	12,502	88,421	11.82%	10,451
Total interest-earning assets	139,691	12.77%	17,845	116,455	11.05%	12,864	112,241	9.49%	10,651
Allowance for credit losses	(7,936)			(6,820)			(7,351)
Other assets(4)	6,938			6,070			6,237
Total assets(5)	$138,693			$115,705			$111,127
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	$38,220	3.89%	$1,485	$23,988	2.02%	$484	$23,928	1.84%	$440
Money market deposits	8,143	4.16%	339	8,453	1.67%	141	8,142	0.53%	43
Other interest-bearing savings deposits	51,366	4.01%	2,062	44,276	1.43%	632	40,912	0.43%	178
Total interest-bearing deposits	97,729	3.98%	3,886	76,717	1.64%	1,257	72,982	0.91%	661
Borrowings
Short-term borrowings	44	10.21%	5	225	0.70%	2	72	0.18%	NM
Securitized borrowings(6)(7)(8)	10,528	4.30%	453	9,060	2.41%	219	9,627	1.06%	102
Other long-term borrowings(7)(8)(9)	9,090	4.43%	402	9,334	4.15%	387	9,888	3.75%	371
Total borrowings	19,662	4.37%	860	18,619	3.26%	608	19,587	2.42%	473
Total interest-bearing liabilities	117,391	4.04%	4,746	95,336	1.96%	1,865	92,569	1.23%	1,134
Other liabilities and stockholders’ equity(4)(10)	21,302			20,369			18,558
Total liabilities and stockholders’ equity	$138,693			$115,705			$111,127
Net interest income			$13,099			$10,999			$9,517
Net interest margin(11)		11.07%			11.04%			10.76%
Net yield on interest-earning assets(12)		9.38%			9.45%			8.48%
Interest rate spread(13)		8.73%			9.09%			8.26%

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
(4)The restatement impacts pertaining to the card product misclassification were immaterial to the average balance sheet for the years ended December 31, 2023, 2022 and 2021. Therefore, the average balance sheets for these periods have not been adjusted for those immaterial impacts.
(5)The return on average assets, based on net income, was 2.02%, 3.73% and 4.85% for the years ended December 31, 2023, 2022 and 2021, respectively.
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
(10)The return on average stockholders’ equity, based on net income, was 20%, 32% and 45% for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Other Income
The following table presents the components of other income (dollars in millions):

	For the Years Ended December 31,			2023 vs. 2022 Increase		2022 vs. 2021 Increase (Decrease)
	2023	2022	2021	$	%	$	%
	(As Restated)	(As Restated)	(As Restated)
Discount and interchange revenue, net(1)	$1,381	$1,303	$1,144	$78	6%	$159	14%
Protection products revenue	172	172	165	—	—%	7	4%
Loan fee income	763	632	464	131	21%	168	36%
Transaction processing revenue	303	249	227	54	22%	22	10%
(Losses) gains on equity investments	(9)	(214)	424	205	(96)%	(638)	(150)%
Other income	85	75	66	10	13%	9	14%
Total other income	$2,695	$2,217	$2,490	$478	22%	$(273)	(11)%

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
Total other income decreased for year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to net losses on equity investments partially offset by increases in loan fee income and net discount and interchange revenue. The net loss on equity investments was a result of a decrease in the fair value of those investments. Loan fee income increased primarily due to a higher volume of late payments. The increase in discount and interchange revenue was partially offset by an increase in rewards, both of which were driven by higher sales volume.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Years Ended December 31,			2023 vs. 2022 Increase (Decrease)		2022 vs. 2021 Increase (Decrease)
	2023	2022	2021	$	%	$	%
	(As Restated)
Employee compensation and benefits	$2,434	$2,139	$1,986	$295	14%	$153	8%
Marketing and business development	1,164	1,035	810	129	12%	225	28%
Information processing and communications	608	513	500	95	19%	13	3%
Professional fees	1,041	871	797	170	20%	74	9%
Premises and equipment	89	118	92	(29)	(25)%	26	28%
Other expense	803	540	620	263	49%	(80)	(13)%
Total other expense	$6,139	$5,216	$4,805	$923	18%	$411	9%

Total other expense increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases in employee compensation and benefits, other expense, professional fees and marketing and business development. The increase in employee compensation and benefits was driven primarily by higher headcount. Other expense increased primarily from increases in reserves for remediation related to the card product misclassification and customer remediation in our student loan and personal loan businesses. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. The marketing and business development increase was due primarily from growth investments in consumer banking products.

Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.5	3.4	3.2
Tax credits	(2.1)	(1.3)	(1.2)
Other	0.7	0.4	(0.1)
Effective income tax rate	23.1%	23.5%	22.9%

Income tax expense	$841	$1,325	$1,596

Quarterly Discussion & Analysis
The following discussion should be read in conjunction with Note 28: Restated Information for Prior Period Quarterly Financial Statements (Unaudited) to our consolidated financial statements.
Comparison of the three months ended March 31, 2023 and 2022
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2023 vs. 2022 Increase (Decrease)
	2023	2022	$	%
	(As Restated)	(As Restated)
Discount and interchange revenue, net(1)	$314	$290	$24	8%
Protection products revenue	43	44	(1)	(2)%
Loan fee income	166	140	26	19%
Transaction processing revenue	67	57	10	18%
Losses on equity investments	(18)	(162)	144	(89)%
Other income	22	24	(2)	(8)%
Total other income	$594	$393	$201	51%

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

Comparison of three and six months ended June 30, 2023 and 2022
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2023 vs 2022 (Decrease) Increase		For the Six Months Ended June 30,		2023 vs. 2022 Increase
	2023	2022	$	%	2023	2022	$	%
	(As Restated)				(As Restated)
Discount and interchange revenue, net(1)	$353	$360	$(7)	(2)%	$667	$650	$17	3%
Protection products revenue	44	42	2	5%	87	86	1	1%
Loan fee income	186	142	44	31%	352	282	70	25%
Transaction processing revenue	72	61	11	18%	139	118	21	18%
Gains (losses) on equity investments	1	(42)	43	(102)%	(17)	(204)	187	(92)%
Other income	28	21	7	33%	50	45	5	11%
Total other income	$684	$584	$100	17%	$1,278	$977	$301	31%

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
Comparison of three and nine months ended September 30, 2023 and 2022
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended September 30,		2023 vs 2022 Increase		For the Nine Months Ended September 30,		2023 vs. 2022 Increase
	2023	2022	$	%	2023	2022	$	%
	(As Restated)				(As Restated)
Discount and interchange revenue, net(1)	$360	$316	$44	14%	$1,027	$966	$61	6%
Protection products revenue	42	42	—	—%	129	128	1	1%
Loan fee income	194	168	26	15%	546	450	96	21%
Transaction processing revenue	82	65	17	26%	221	183	38	21%
Gains (losses) on equity investments	6	(4)	10	(250)%	(11)	(208)	197	(95)%
Other income	21	19	2	11%	71	64	7	11%
Total other income	$705	$606	$99	16%	$1,983	$1,583	$400	25%

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

The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		2023 vs 2022 Increase		For the Nine Months Ended September 30,		2023 vs. 2022 Increase
	2023	2022	$	%	2023	2022	$	%
	(As Restated)				(As Restated)
Employee compensation and benefits	$575	$551	$24	4%	$1,788	$1,566	$222	14%
Marketing and business development	283	276	7	3%	792	722	70	10%
Information processing and communications	149	124	25	20%	438	370	68	18%
Professional fees	281	241	40	17%	729	607	122	20%
Premises and equipment	22	22	—	—%	64	70	(6)	(9)%
Other expense	254	154	100	65%	540	386	154	40%
Total other expense	$1,564	$1,368	$196	14%	$4,351	$3,721	$630	17%

Total other expense increased for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to increases in other expense, professional fees, information processing and communications and employee compensation and benefits. The increase in other expense was driven primarily from an increase in the reserve for remediation related to the card product misclassification. Professional fees increased primarily due to increased consulting supporting consumer compliance initiatives. The increase in information processing and communications was driven primarily from investments in technology. The increase in employee compensation and benefits was driven primarily by higher headcount.
Total other expense increased for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to increases in employee compensation and benefits, other expense, professional fees, marketing and business development and information processing and communications. The increase in employee compensation and benefits was driven primarily by higher headcount. The increase in other expense was driven primarily from an increase in the reserve for remediation related to the card product misclassification. Professional fees increased primarily due to increased consulting supporting consumer compliance initiatives. The marketing and business development increase was due primarily from growth investments in consumer banking products. The increase in information processing and communications was driven primarily from software write-downs and investments in technology.
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
The following table reconciles total common stockholders’ equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Total common stockholders’ equity(1)	$13,179	$12,839
Less: goodwill	(255)	(255)
Tangible common equity	$12,924	$12,584

(1)Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.

Our Board of Directors declared the following common stock dividends during 2023, 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per Share
2023
October 16, 2023	November 22, 2023	December 07, 2023	$0.70
July 17, 2023	August 24, 2023	September 07, 2023	0.70
April 17, 2023	May 25, 2023	June 08, 2023	0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$2.70

2022
October 18, 2022	November 23, 2022	December 08, 2022	$0.60
July 20, 2022	August 25, 2022	September 08, 2022	0.60
April 27, 2022	May 26, 2022	June 09, 2022	0.60
January 18, 2022	February 17, 2022	March 03, 2022	0.50
Total common stock dividends			$2.30

2021
October 19, 2021	November 24, 2021	December 09, 2021	$0.50
July 20, 2021	August 19, 2021	September 02, 2021	0.50
April 20, 2021	May 20, 2021	June 03, 2021	0.44
January 19, 2021	February 18, 2021	March 04, 2021	0.44
Total common stock dividends			$1.88

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

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
In our report dated February 23, 2024, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, material weaknesses were subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as expressed herein, is different from that expressed in our previous report.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2023 (the “financial statements”), of the Company and our report dated February 23, 2024 (December 23, 2024, as to the effects of the restatement discussed in Notes 1 and 26 to the financial statements), expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Restated). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
•The Company did not maintain an effective control environment based on the criteria established in the COSO framework. This control deficiency constituted a material weakness relating to demonstrating a commitment to integrity and ethical values specifically in the approach to evaluating and addressing the card product misclassification.
•The Company did not have controls designed and implemented to ensure that Discover Bank issued credit cards were placed in appropriate merchant and merchant acquirer pricing tiers, which in turn led to inaccurate revenue recognition.
•In quantifying the historical revenue error and associated card product misclassification refund liability, the Company selected a methodology which represented a misapplication of GAAP.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 23, 2024 (December 23, 2024, as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (Restated))

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024 (December 23, 2024 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (Restated), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses).
Restatement of the Financial Statements
As discussed in Notes 1 and 26 to the financial statements, the accompanying financial statements have been restated to correct a misstatement.
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
•We tested the design and operating effectiveness of management’s controls over the determination and review of model methodology, selection of key model assumptions, and qualitative analysis of the results
•We evaluated whether the methodology and key model assumptions are appropriate in the context of the applicable financial reporting framework
•With assistance from credit modeling specialists, we evaluated whether the models are suitable for determining the estimate, which included understanding the model methodologies and logic and whether the selected methods for estimating loan losses is appropriate for each loan portfolio
•We evaluated whether the selected macroeconomic forecasts were reasonable, including evaluating if they were internally consistent with other aspects of the Company’s operations, and externally consistent with other macroeconomic forecasts
•We evaluated the reasonableness and consistency of the reasonable and supportable forecast period
•We evaluated whether judgments have been applied consistently to the models and that any qualitative adjustments are consistent with the measurement objective of the applicable financial reporting framework and are appropriate in the circumstances
•We considered any contradictory evidence that arose while performing our procedures, and whether or not this evidence was indicative of management bias
•We evaluated the completeness and accuracy of the Company’s allowance for credit losses disclosures
Litigation and Regulatory Matters — Counterparty Restitution Liability — Refer to Note 19 to the financial statements
Critical Audit Matter Description
Beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The misclassification affected pricing for certain merchants and merchant acquirers, but not for cardholders. Prior to the restatement of the financial statements as discussed within the explanatory paragraph above, as of December 31, 2023, the Company had recorded a liability of $375 million within accrued expenses and other liabilities (the “initial liability”).
We had identified the initial liability as a critical audit matter because auditing management’s judgment in determining the methodology for the liability calculation and assumptions applied within the calculation required a high degree of auditor judgment and an increased extent of effort.

It has been determined that the original methodology selected by management to measure the initial liability was not in accordance with GAAP, resulting in the restatement of the financial statements and the identification of material weaknesses in internal control over financial reporting.
Management has refined their selected methodology and incorporated additional historical data to the estimate, resulting in the Counterparty Restitution Liability of $1.2 million, as restated, within accrued expenses and other liabilities (the “restated liability”). Similar to the initial liability, we have identified the restated liability as a critical audit matter because auditing management’s judgment in determining the methodology for the restated liability calculation and assumptions applied within the calculation required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the restated liability included the following procedures, among others:
•We performed a combination of procedures to assess the completeness and accuracy of data used within the calculation
•We evaluated the reasonableness of the methodology used to calculate the liability which included, evaluating the mathematical accuracy of the calculation, the application of the data inputs to the calculation, and assumptions used within the calculation
•We inspected meeting minutes for the Board of Directors, Audit Committee, Risk Oversight Committee, and Governance and Controls Committee
•We performed inquiries with members of management regarding the restated liability
•We inspected supporting documentation and inquired of members of management regarding the status of any ongoing regulatory reviews specific to the restated liability or settlement negotiations
•We considered any contradictory evidence that arose while performing our procedures, and whether or not this evidence was indicative of management bias
•We evaluated the completeness and accuracy of the Company’s disclosures related to the restated liability

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 23, 2024 (December 23, 2024, as to the effects of the restatement discussed in Notes 1 and 26)
We have served as the Company’s auditor since the spin-off from its former parent company in 2007 and as Discover Bank’s (a wholly owned subsidiary of the Company) auditor since 1985.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition
(dollars in millions, except for share amounts)

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Assets
Cash and cash equivalents	$11,685	$8,856
Restricted cash	43	41
Investment securities (includes available-for-sale securities of $13,402 and $11,987 reported at fair value with associated amortized cost of $13,451 and $12,167 at December 31, 2023 and 2022, respectively)	13,655	12,208
Loan receivables
Loan receivables	128,409	112,120
Allowance for credit losses	(9,283)	(7,374)
Net loan receivables	119,126	104,746
Premises and equipment, net	1,091	1,003
Goodwill	255	255
Other assets	5,858	4,742
Total assets	$151,713	$131,851
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$107,493	$90,151
Non-interest-bearing deposit accounts	1,438	1,485
Total deposits	108,931	91,636
Short-term borrowings	750	—
Long-term borrowings	20,581	20,108
Accrued expenses and other liabilities	7,216	6,212
Total liabilities	137,478	117,956
Commitments, contingencies and guarantees (Notes 15, 18 and 19)
Stockholders’ Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 570,837,720 and 569,689,007 shares issued at December 31, 2023 and 2022, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,056	1,056
Additional paid-in capital	4,553	4,468
Retained earnings	29,855	27,758
Accumulated other comprehensive loss	(225)	(339)
Treasury stock, at cost; 320,734,860 and 302,305,216 shares at December 31, 2023 and 2022, respectively	(21,010)	(19,054)
Total stockholders’ equity	14,235	13,895
Total liabilities and stockholders’ equity	$151,713	$131,851

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

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income
(dollars in millions, except for share amounts)

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Interest income
Credit card loans	$14,438	$10,632	$8,717
Other loans	2,515	1,870	1,734
Investment securities	449	179	182
Other interest income	443	183	18
Total interest income	17,845	12,864	10,651
Interest expense
Deposits	3,886	1,257	661
Short-term borrowings	5	2	—
Long-term borrowings	855	606	473
Total interest expense	4,746	1,865	1,134
Net interest income	13,099	10,999	9,517
Provision for credit losses	6,018	2,359	218
Net interest income after provision for credit losses	7,081	8,640	9,299
Other income
Discount and interchange revenue, net	1,381	1,303	1,144
Protection products revenue	172	172	165
Loan fee income	763	632	464
Transaction processing revenue	303	249	227
(Losses) gains on equity investments	(9)	(214)	424
Other income	85	75	66
Total other income	2,695	2,217	2,490
Other expense
Employee compensation and benefits	2,434	2,139	1,986
Marketing and business development	1,164	1,035	810
Information processing and communications	608	513	500
Professional fees	1,041	871	797
Premises and equipment	89	118	92
Other expense	803	540	620
Total other expense	6,139	5,216	4,805
Income before income taxes	3,637	5,641	6,984
Income tax expense	841	1,325	1,596
Net income	$2,796	$4,316	$5,388
Net income allocated to common stockholders	$2,715	$4,228	$5,289
Basic earnings per common share	$10.71	$15.25	$17.64
Diluted earnings per common share	$10.70	$15.23	$17.63

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income
(dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Net income	$2,796	$4,316	$5,388
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale investment securities, net of tax	99	(250)	(170)
Unrealized gains (losses) on cash flow hedges, net of tax	6	(5)	3
Unrealized pension and post-retirement plan gains, net of tax	9	10	28
Other comprehensive income (loss)	114	(245)	(139)
Comprehensive income	$2,910	$4,071	$5,249

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in millions, shares in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2020 (As Restated)	11	$1,056	567,898	$6	$4,257	$19,397	$45	$(14,435)	$10,326
Net income (As Restated)	—	—	—	—	—	5,388	—	—	5,388
Other comprehensive loss	—	—	—	—	—	—	(139)	—	(139)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,260)	(2,260)
Common stock issued under employee benefit plans	—	—	88	—	9	—	—	—	9
Common stock issued and stock-based compensation expense	—	—	845	—	103	—	—	—	103
Dividends — common stock ($1.88 per share)	—	—	—	—	—	(569)	—	—	(569)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($7,674 per share)	—	—	—	—	—	(38)	—	—	(38)
Balance at December 31, 2021 (As Restated)	11	1,056	568,831	6	4,369	24,147	(94)	(16,695)	12,789
Net income (As Restated)	—	—	—	—	—	4,316	—	—	4,316
Other comprehensive loss	—	—	—	—	—	—	(245)	—	(245)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,359)	(2,359)
Common stock issued under employee benefit plans	—	—	107	—	10	—	—	—	10
Common stock issued and stock-based compensation expense	—	—	751	—	89	—	—	—	89
Dividends — common stock ($2.30 per share)	—	—	—	—	—	(643)	—	—	(643)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2022 (As Restated)	11	1,056	569,689	6	4,468	27,758	(339)	(19,054)	13,895
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income (As Restated)	—	—	—	—	—	2,796	—	—	2,796
Other comprehensive income	—	—	—	—	—	—	114	—	114
Purchases of treasury stock	—	—	—	—	—	—	—	(1,956)	(1,956)
Common stock issued under employee benefit plans	—	—	118	—	11	—	—	—	11
Common stock issued and stock-based compensation expense	—	—	1,031	—	74	—	—	—	74
Dividends — common stock ($2.70 per share)	—	—	—	—	—	(689)	—	—	(689)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2023 (As Restated)	11	$1,056	570,838	$6	$4,553	$29,855	$(225)	$(21,010)	$14,235

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows
(dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Cash flows provided by operating activities
Net income	$2,796	$4,316	$5,388
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,018	2,359	218
Deferred income taxes	(671)	(452)	308
Depreciation and amortization	458	561	531
Amortization of deferred revenues	(468)	(365)	(295)
Net losses (gains) on investments and other assets	50	261	(382)
Other, net	110	125	257
Changes in assets and liabilities:
Increase in other assets	(658)	(846)	(496)
Increase in accrued expenses and other liabilities	928	1,181	490
Net cash provided by operating activities	8,563	7,140	6,019

Cash flows provided by (used for) investing activities
Maturities of other short-term investments	—	—	2,200
Maturities of available-for-sale investment securities	1,831	2,084	2,727
Purchases of available-for-sale investment securities	(2,996)	(7,682)	(9)
Maturities of held-to-maturity investment securities	16	32	82
Purchases of held-to-maturity investment securities	(49)	(50)	(28)
Net change in principal on loans originated for investment	(19,934)	(19,961)	(4,574)
Proceeds from the sale of available for sale securities	—	—	5
Proceeds from the sale of other investments	44	336	1
Purchases of other investments	(100)	(169)	(170)
Proceeds from sale of premises and equipment	—	9	—
Purchases of premises and equipment	(303)	(236)	(194)
Net cash (used for) provided by investing activities	(21,491)	(25,637)	40

Cash flows (used for) provided by financing activities
Net change in short-term borrowings	750	(1,750)	1,750
Net change in deposits	17,250	19,208	(4,533)
Proceeds from issuance of securitized debt	2,230	5,620	1,727
Maturities and repayment of securitized debt	(1,494)	(4,395)	(3,451)
Proceeds from issuance of other long-term borrowings	2,041	1,265	—
Maturities and repayments of other long-term borrowings	(2,340)	(834)	(922)
Proceeds from issuance of common stock	12	10	9
Dividends paid on common and preferred stock	(752)	(703)	(636)
Purchases of treasury stock	(1,938)	(2,359)	(2,260)
Net cash provided by (used for) financing activities	15,759	16,062	(8,316)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,831	(2,435)	(2,257)
Cash, cash equivalents and restricted cash, at the beginning of the period	8,897	11,332	13,589
Cash, cash equivalents and restricted cash, at the end of the period	$11,728	$8,897	$11,332

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,685	$8,856	$8,750
Restricted cash	43	41	2,582
Cash, cash equivalents and restricted cash, at the end of the period	$11,728	$8,897	$11,332

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$4,508	$1,666	$1,077
Income taxes, net of income tax refunds	$1,605	$1,865	$1,305

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
Restatement of Financial Statements
As reported in the second quarter of 2023, beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The card product classification impacts the pricing and charging of discount and interchange revenue, which is recorded within discount and interchange revenue, net, on the consolidated statements of income. The Company determined that corrections to the financial statements for the impacts of the card product misclassification were required for all impacted prior periods presented in this Form 10-K/A. Therefore, the Company has reflected these corrections in the consolidated financial statements for the periods presented in this Form 10-K/A and the restated condensed information for the condensed consolidated financial statements previously included in each of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023. Additionally, current and prior period amounts in the applicable notes to the consolidated financial statements have been corrected. The impacts of the misclassification and subsequent corrections are contained entirely within the Digital Banking segment. See Note 26: Restatement of Annual Financial Statements and Note 28: Restated Information for Prior Period Quarterly Financial Statements (Unaudited) for additional information and quantification of the restatement impacts.
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

The following table presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Year Ended December 31, 2023
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$131	$(32)	$99
Net change	$131	$(32)	$99
Cash Flow Hedges
Net unrealized losses arising during the period	$(74)	$18	$(56)
Amounts reclassified from AOCI	82	(20)	62
Net change	$8	$(2)	$6
Pension Plan
Unrealized gains arising during the period	$12	$(3)	$9
Net change	$12	$(3)	$9

For the Year Ended December 31, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(331)	$81	$(250)
Net change	$(331)	$81	$(250)
Cash Flow Hedges
Net unrealized losses arising during the period	$(13)	$3	$(10)
Amounts reclassified from AOCI	4	1	5
Net change	$(9)	$4	$(5)
Pension Plan
Unrealized gains arising during the period	$13	$(3)	$10
Net change	$13	$(3)	$10

For the Year Ended December 31, 2021
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(226)	$56	$(170)
Net change	$(226)	$56	$(170)
Cash Flow Hedges
Net unrealized losses arising during the period	$(1)	$1	$—
Amounts reclassified from AOCI	3	—	3
Net change	$2	$1	$3
Pension Plan
Unrealized gains arising during the period	$37	$(9)	$28
Net change	$37	$(9)	$28

14.    Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)
Fraud losses and other charges	$131	$149	$92
Postage	115	97	91
Credit-related inquiry fees	40	31	24
Supplies	38	35	46
Impairment charges	—	—	95
Other expense	479	228	272
Total other expense	$803	$540	$620

15.    Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Current
U.S. federal	$1,254	$1,465	$1,084
U.S. state and local	258	312	204
Total	1,512	1,777	1,288
Deferred
U.S. federal	(595)	(398)	271
U.S. state and local	(76)	(54)	37
Total	(671)	(452)	308
Income tax expense	$841	$1,325	$1,596

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.5	3.4	3.2
Tax credits	(2.1)	(1.3)	(1.2)
Other	0.7	0.4	(0.1)
Effective income tax rate	23.1%	23.5%	22.9%

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

Significant components of the Company’s net deferred income taxes, which are included in other assets in the Company’s consolidated statements of financial condition, were as follows (dollars in millions):

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Deferred tax assets
Allowance for credit losses	$2,245	$1,791
Card product misclassification liability	282	229
Customer fees and rewards	236	166
Depreciation and software amortization	60	—
Other	112	186
Total deferred tax assets before valuation allowance	2,935	2,372
Valuation allowance	(1)	(1)
Total deferred tax assets, net of valuation allowance	2,934	2,371
Deferred tax liabilities
Depreciation and software amortization	—	(71)
Deferred loan origination costs	(40)	(48)
Other	(47)	(26)
Total deferred tax liabilities	(87)	(145)
Net deferred tax assets	$2,847	$2,226

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$19	$39	$56
Additions
Current year tax positions	4	4	13
Prior year tax positions	—	1	8
Reductions
Prior year tax positions	(1)	(20)	(14)
Settlements with taxing authorities	(1)	—	(14)
Expired statute of limitations	(3)	(5)	(10)
Balance at end of period(1)	$18	$19	$39

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

16.    Earnings Per Share
The following table presents the calculation of basic and diluted EPS (dollars and shares in millions, except per share amounts):

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Numerator
Net income	$2,796	$4,316	$5,388
Preferred stock dividends	(62)	(62)	(69)
Net income available to common stockholders	2,734	4,254	5,319
Income allocated to participating securities	(19)	(26)	(30)
Net income allocated to common stockholders	$2,715	$4,228	$5,289
Denominator
Weighted-average shares of common stock outstanding	254	277	300
Effect of dilutive common stock equivalents	—	1	—
Weighted-average shares of common stock outstanding and common stock equivalents	254	278	300

Basic earnings per common share	$10.71	$15.25	$17.64
Diluted earnings per common share	$10.70	$15.23	$17.63

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

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
	(As Restated)	(As Restated)	(As Restated)		(As Restated)
December 31, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,399	13.2%	$10,509	≥8.0%	$13,137	≥10.0%
Discover Bank	$16,409	12.7%	$10,381	≥8.0%	$12,976	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,279	11.6%	$7,882	≥6.0%	$7,882	≥6.0%
Discover Bank	$13,459	10.4%	$7,786	≥6.0%	$10,381	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,279	10.3%	$5,915	≥4.0%	N/A	N/A
Discover Bank	$13,459	9.2%	$5,833	≥4.0%	$7,292	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,223	10.8%	$5,911	≥4.5%	N/A	N/A
Discover Bank	$13,459	10.4%	$5,839	≥4.5%	$8,435	≥6.5%

December 31, 2022
Total capital (to risk-weighted assets)
Discover Financial Services	$17,557	15.3%	$9,151	≥8.0%	$11,439	≥10.0%
Discover Bank	$15,942	14.1%	$9,051	≥8.0%	$11,314	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,590	13.6%	$6,863	≥6.0%	$6,863	≥6.0%
Discover Bank	$13,040	11.5%	$6,788	≥6.0%	$9,051	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,590	12.1%	$5,147	≥4.0%	N/A	N/A
Discover Bank	$13,040	10.3%	$5,086	≥4.0%	$6,357	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,534	12.7%	$5,148	≥4.5%	N/A	N/A
Discover Bank	$13,040	11.5%	$5,091	≥4.5%	$7,354	≥6.5%

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
Card Product Misclassification
As reported in the second quarter of 2023, beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The misclassification affected pricing for certain merchants and merchant acquirers, but not for cardholders. As of December 31, 2023, the balance of the Company’s counterparty restitution liability was $1.2 billion, which includes interest on the overcharges committed to as part of the counterparty restitution plan approved by the Board of Directors in the third quarter of 2023, and

$12 million of settlement disbursements in the fourth quarter of 2023. Provision for interest was recorded through a charge to other expense. The Company continues to develop its plan to provide refunds to merchants and merchant acquirers and engage in ongoing discussions about such plans with its regulators.
The following table summarizes the change in the Company’s counterparty restitution liability pertaining to the card product misclassification beginning with its initial recognition as a result of the original error correction as of June 30, 2023 (dollars in millions):

	As of December 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
Balance at June 30, 2023	$365	$627	$992
Provision for refund of overcharges	22	33	55
Provision for interest on overcharges	—	124	124
Disbursements	(12)	—	(12)
Balance at December 31, 2023	$375	$784	$1,159

Management has materially completed the correction of the product tiering for the previously misclassified credit cards as of November 2023, and the Company remains in discussions with its regulators regarding this matter. The Company expects these discussions will likely result in enforcement actions, which may include, among other remedies, monetary penalties, the amount of which cannot be estimated at this time.
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

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
	(As Restated)		(As Restated)
For the Year Ended December 31, 2023
Interest income
Credit card loans	$14,438	$—	$14,438
Private student loans	1,033	—	1,033
Personal loans	1,156	—	1,156
Other loans	326	—	326
Other interest income	892	—	892
Total interest income	17,845	—	17,845
Interest expense	4,746	—	4,746
Net interest income	13,099	—	13,099
Provision for credit losses	6,018	—	6,018
Other income	2,245	450	2,695
Other expense	5,945	194	6,139
Income before income taxes	$3,381	$256	$3,637

For the Year Ended December 31, 2022
Interest income
Credit card loans	$10,632	$—	$10,632
Private student loans	831	—	831
Personal loans	872	—	872
Other loans	167	—	167
Other interest income	362	—	362
Total interest income	12,864	—	12,864
Interest expense	1,865	—	1,865
Net interest income	10,999	—	10,999
Provision for credit losses	2,359	—	2,359
Other income	2,041	176	2,217
Other expense	5,049	167	5,216
Income before income taxes	$5,632	$9	$5,641

For the Year Ended December 31, 2021
Interest income
Credit card loans	$8,717	$—	$8,717
Private student loans	742	—	742
Personal loans	878	—	878
Other loans	114	—	114
Other interest income	200	—	200
Total interest income	10,651	—	10,651
Interest expense	1,134	—	1,134
Net interest income	9,517	—	9,517
Provision for credit losses	218	—	218
Other income	1,701	789	2,490
Other expense	4,549	256	4,805
Income before income taxes	$6,451	$533	$6,984

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
	(As Restated)		(As Restated)
For the Year Ended December 31, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,294	$87	$1,381
Protection products revenue	172	—	172
Transaction processing revenue	—	303	303
Other income	16	69	85
Total other income subject to ASC 606(2)	1,482	459	1,941
Other income not subject to ASC 606
Loan fee income	763	—	763
Gains (losses) on equity investments	—	(9)	(9)
Total other income (loss) not subject to ASC 606	763	(9)	754
Total other income by operating segment	$2,245	$450	$2,695

For the Year Ended December 31, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,224	$79	$1,303
Protection products revenue	172	—	172
Transaction processing revenue	—	249	249
Other income	11	64	75
Total other income subject to ASC 606(2)	1,407	392	1,799
Other income not subject to ASC 606
Loan fee income	632	—	632
Gains (losses) on equity investments	2	(216)	(214)
Total other income not subject to ASC 606	634	(216)	418
Total other income by operating segment	$2,041	$176	$2,217

For the Year Ended December 31, 2021
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,071	$73	$1,144
Protection products revenue	165	—	165
Transaction processing revenue	—	227	227
Other income	—	66	66
Total other income subject to ASC 606(2)	1,236	366	1,602
Other income not subject to ASC 606
Loan fee income	464	—	464
Gains on equity investments	1	423	424
Total other income not subject to ASC 606	465	423	888
Total other income by operating segment	$1,701	$789	$2,490

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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition
(dollars in millions)

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Assets
Cash and cash equivalents(1)	$3,509	$3,155
Restricted cash	75	20
Notes receivable from subsidiaries(2)	1,650	1,759
Investment in bank subsidiary	12,340	11,279
Investments in non-bank subsidiaries	974	834
Other assets	871	811
Total assets	$19,419	$17,858

Liabilities and Stockholders’ Equity
Non-interest-bearing deposit accounts	$2	$2
Short-term borrowings from subsidiaries	390	115
Long-term borrowings	4,469	3,487
Accrued expenses and other liabilities	323	359
Total liabilities	5,184	3,963
Stockholders’ equity	14,235	13,895
Total liabilities and stockholders’ equity	$19,419	$17,858

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

Discover Financial Services
(Parent Company Only)
Condensed Statements of Comprehensive Income
(dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Interest income	$240	$98	$33
Interest expense	189	189	199
Net interest expense	51	(91)	(166)
Dividends from bank subsidiary	1,700	4,000	3,250
Dividends from non-bank subsidiaries	11	688	—
Other income	4	—	—
Total income	1,766	4,597	3,084
Other expense	(2)	6	10
Income before income tax benefit and equity in undistributed net income of subsidiaries	1,768	4,591	3,074
Income tax benefit (expense)	(7)	25	25
Equity in undistributed net income of subsidiaries	1,035	(300)	2,289
Net income	2,796	4,316	5,388
Other comprehensive (loss) income, net	114	(245)	(139)
Comprehensive income	$2,910	$4,071	$5,249

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows
(dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Cash flows provided by operating activities
Net income	$2,796	$4,316	$5,388
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,035)	300	(2,289)
Non-cash dividend from subsidiary	(11)	(188)	—
Stock-based compensation expense	74	89	103
Deferred income taxes	2	(8)	(13)
Depreciation and amortization	4	32	47
Net gains on investments and other assets	(4)	—	—
Changes in assets and liabilities:
Increase in other assets	(65)	(143)	(91)
(Decrease) increase in accrued expenses and other liabilities	(41)	27	24
Net cash provided by operating activities	1,720	4,425	3,169

Cash flows (used for) provided by investing activities(1)
Return of capital from sale of subsidiary	2	—	—
Decrease (increase) in loans to subsidiaries	109	(982)	114
Proceeds from sale of subsidiary	3	—	—
Net cash provided by (used for) investing activities	114	(982)	114

Cash flows used for financing activities
Net increase (decrease) in short-term borrowings from subsidiaries	275	(324)	156
Proceeds from issuance of common stock	12	10	9
Proceeds from issuance of long-term borrowings	993	740	—
Maturities and repayment of long-term borrowings	(15)	(834)	(172)
Purchases of treasury stock	(1,938)	(2,359)	(2,260)
Dividends paid on common and preferred stock	(752)	(703)	(636)
Net cash used for financing activities	(1,425)	(3,470)	(2,903)
Increase (decrease) in cash, cash equivalents and restricted cash	409	(27)	380
Cash, cash equivalents and restricted cash, at beginning of period	3,175	3,202	2,822
Cash, cash equivalents and restricted cash, at end of period	$3,584	$3,175	$3,202

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,509	$3,155	$3,182
Restricted cash	75	20	20
Cash, cash equivalents and restricted cash, at end of period	$3,584	$3,175	$3,202

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$175	$159	$156
Income taxes, net of income tax refunds	$22	$(39)	$(70)

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

26.    Restatement of Annual Financial Statements
In connection with the card product misclassification described in Note 1: Background and Basis of Presentation — Restatement of Financial Statements, the Company determined that corrections to the financial statements for the impacts of the card product misclassification were required for all impacted periods presented in this Form 10-K/A. The Company has made these corrections to the recognition of discount and interchange revenue, other expense and income tax expense, as well as the related impacts to assets, liabilities and retained earnings in the current and prior periods presented in this Form 10-K/A. Assets were impacted by adjustments to deferred tax assets, and liabilities were impacted by an adjustment to the liability for estimated refunds to merchants and merchant acquirers.
The restatement impacts to the Company's consolidated statements of financial condition were as shown below (dollars in millions):

	December 31, 2023			December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Assets
Other assets	$5,667	$191	$5,858	$4,597	$145	$4,742
Total assets	$151,522	$191	$151,713	$131,706	$145	$131,851

Liabilities and Stockholders' Equity
Liabilities
Accrued expenses and other liabilities	$6,432	$784	$7,216	$5,618	$594	$6,212
Total liabilities	$136,694	$784	$137,478	$117,362	$594	$117,956

Stockholders' Equity
Retained earnings	$30,448	$(593)	$29,855	$28,207	$(449)	$27,758
Total stockholders' equity	$14,828	$(593)	$14,235	$14,344	$(449)	$13,895
Total liabilities and stockholders' equity	$151,522	$191	$151,713	$131,706	$145	$131,851

The restatement impacts to the Company's consolidated statements of income were as shown below (dollars in millions, except for share amounts):

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$1,447	$(66)	$1,381	$1,380	$(77)	$1,303
Total other income	$2,761	$(66)	$2,695	$2,294	$(77)	$2,217

Other expense
Other expense	$680	$123	$803	$540	$—	$540
Total other expense	$6,016	$123	$6,139	$5,216	$—	$5,216

Income before income taxes	$3,826	$(189)	$3,637	$5,718	$(77)	$5,641
Income tax expense	$886	$(45)	$841	$1,344	$(19)	$1,325
Net income	$2,940	$(144)	$2,796	$4,374	$(58)	$4,316
Net income allocated to common stockholders	$2,859	$(144)	$2,715	$4,286	$(58)	$4,228
Basic earnings per common share	$11.27	$(0.56)	$10.71	$15.45	$(0.20)	$15.25
Diluted earnings per common share	$11.26	$(0.56)	$10.70	$15.44	$(0.21)	$15.23

	For the Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$1,188	$(44)	$1,144
Total other income	$2,534	$(44)	$2,490

Income before income taxes	$7,028	$(44)	$6,984
Income tax expense	$1,606	$(10)	$1,596
Net income	$5,422	$(34)	$5,388
Net income allocated to common stockholders	$5,323	$(34)	$5,289
Basic earnings per common share	$17.75	$(0.11)	$17.64
Diluted earnings per common share	$17.74	$(0.11)	$17.63

The restatement impacts to the Company's consolidated statements of comprehensive income were as shown below (dollars in millions):

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net income	$2,940	$(144)	$2,796	$4,374	$(58)	$4,316
Comprehensive income	$3,054	$(144)	$2,910	$4,129	$(58)	$4,071

	For the Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated
Net income	$5,422	$(34)	$5,388
Comprehensive income	$5,283	$(34)	$5,249

The restatement impacts to the Company's consolidated statements of changes in stockholders' equity were as shown below (dollars in millions):

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Year Ended December 31, 2021
Balance at December 31, 2020	$19,754	$10,683
Net income	$5,422	$5,422
Balance at December 31, 2021	$24,538	$13,180

Restatement Impacts
For the Year Ended December 31, 2021
Balance at December 31, 2020	$(357)	$(357)
Net income	$(34)	$(34)
Balance at December 31, 2021	$(391)	$(391)

As Restated
For the Year Ended December 31, 2021
Balance at December 31, 2020	$19,397	$10,326
Net income	$5,388	$5,388
Balance at December 31, 2021	$24,147	$12,789

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Year Ended December 31, 2022
Balance at December 31, 2021	$24,538	$13,180
Net income	$4,374	$4,374
Balance at December 31, 2022	$28,207	$14,344

Restatement Impacts
For the Year Ended December 31, 2022
Balance at December 31, 2021	$(391)	$(391)
Net income	$(58)	$(58)
Balance at December 31, 2022	$(449)	$(449)

As Restated
For the Year Ended December 31, 2022
Balance at December 31, 2021	$24,147	$12,789
Net income	$4,316	$4,316
Balance at December 31, 2022	$27,758	$13,895

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Year Ended December 31, 2023
Balance at December 31, 2022	$28,207	$14,344
Net income	$2,940	$2,940
Balance at December 31, 2023	$30,448	$14,828

Restatement Impacts
For the Year Ended December 31, 2023
Balance at December 31, 2022	$(449)	$(449)
Net income	$(144)	$(144)
Balance at December 31, 2023	$(593)	$(593)

As Restated
For the Year Ended December 31, 2023
Balance at December 31, 2022	$27,758	$13,895
Net income	$2,796	$2,796
Balance at December 31, 2023	$29,855	$14,235

The restatement impacts to the Company's consolidated statements of cash flows were as shown below (dollars in millions):

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$2,940	$(144)	$2,796	$4,374	$(58)	$4,316
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(626)	$(45)	$(671)	$(433)	$(19)	$(452)
Changes in assets and liabilities:
Increase in accrued expenses and liabilities	$739	$189	$928	$1,104	$77	$1,181
Net cash provided by operating activities	$8,563	$—	$8,563	$7,140	$—	$7,140

	For the Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$5,422	$(34)	$5,388
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$318	$(10)	$308
Changes in assets and liabilities:
Increase in accrued expenses and liabilities	$446	$44	$490
Net cash provided by operating activities	$6,019	$—	$6,019

The following tables present the impacts of the restatement related to the card product misclassification on the Parent Company's financial statements.
The restatement impacts to the Parent Company's condensed statements of financial condition were as shown below (dollars in millions):

	December 31, 2023			December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated

Investment in bank subsidiary(1)	$12,791	$(451)	$12,340	$11,685	$(406)	$11,279
Investments in non-bank subsidiaries(1)	$1,116	$(142)	$974	$877	$(43)	$834
Total assets	$20,012	$(593)	$19,419	$18,307	$(449)	$17,858

Liabilities and Stockholders’ Equity
Stockholders' equity	$14,828	$(593)	$14,235	$14,344	$(449)	$13,895
Total liabilities and stockholders' equity	$20,012	$(593)	$19,419	$18,307	$(449)	$17,858

The restatement impacts to the Parent Company's condensed statements of income and the related impacts to the condensed statements of comprehensive income were as shown below (dollars in millions):

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Equity in undistributed net income of subsidiaries	$1,179	$(144)	$1,035	$(242)	$(58)	$(300)
Net income	$2,940	$(144)	$2,796	$4,374	$(58)	$4,316
Comprehensive income	$3,054	$(144)	$2,910	$4,129	$(58)	$4,071

	For the Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated
Equity in undistributed net income of subsidiaries	$2,323	$(34)	$2,289
Net income	$5,422	$(34)	$5,388
Comprehensive income	$5,283	$(34)	$5,249

The restatement impacts to the Parent Company's condensed statements of cash flows were as shown below (dollars in millions):

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$2,940	$(144)	$2,796	$4,374	$(58)	$4,316
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	$(1,179)	$144	$(1,035)	$242	$58	$300
Net cash provided by operating activities	$1,720	$—	$1,720	$4,425	$—	$4,425

	For the Year Ended December 31, 2021
	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$5,422	$(34)	$5,388
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	$(2,323)	$34	$(2,289)
Net cash provided by operating activities	$3,169	$—	$3,169

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
28.    Restated Information for Prior Period Quarterly Financial Statements (Unaudited)
In connection with the card product misclassification described in Note 1: Background and Basis of Presentation — Restatement of Financial Statements, the Company determined that corrections to the unaudited condensed consolidated financial statements for the impacts of the card product misclassification were required for all impacted periods previously included in each of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023. Unaudited condensed consolidated financial statements as of and for the quarterly period ended March 31, 2023 were originally restated in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023. The Company has made these corrections to the recognition of discount and interchange revenue, other expense and income tax expense, as well as the related impacts to assets, liabilities and retained earnings for the periods described herein. Assets were impacted by adjustments to deferred tax assets, and liabilities were impacted by an adjustment to the liability for estimated refunds to merchants and merchant acquirers.
The restatement impacts to the Company's condensed consolidated statements of financial condition were as shown below (dollars in millions):

	March 31, 2023			June 30, 2023
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Assets
Other assets	$4,461	$149	$4,610	$4,822	$153	$4,975
Total assets	$133,141	$149	$133,290	$138,082	$153	$138,235

Liabilities and Stockholders' Equity
Liabilities
Accrued expenses and other liabilities	$5,178	$611	$5,789	$4,963	$627	$5,590
Total liabilities	$119,081	$611	$119,692	$124,226	$627	$124,853

Stockholders' Equity
Retained earnings	$29,037	$(462)	$28,575	$29,761	$(474)	$29,287
Total stockholders' equity	$14,060	$(462)	$13,598	$13,856	$(474)	$13,382
Total liabilities and stockholders' equity	$133,141	$149	$133,290	$138,082	$153	$138,235

	September 30, 2023
	As Previously Reported	Restatement Impacts	As Restated
Assets
Other assets	$5,513	$183	$5,696
Total assets	$143,432	$183	$143,615

Liabilities and Stockholders' Equity
Liabilities
Accrued expenses and other liabilities	$5,710	$754	$6,464
Total liabilities	$129,196	$754	$129,950

Stockholders' Equity
Retained earnings	$30,236	$(571)	$29,665
Total stockholders' equity	$14,236	$(571)	$13,665
Total liabilities and stockholders' equity	$143,432	$183	$143,615

The restatement impacts to the Company's condensed consolidated statements of income were as shown below (dollars in millions, except for share amounts):

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$330	$(16)	$314	$309	$(19)	$290
Total other income	$610	$(16)	$594	$412	$(19)	$393

Income before income taxes	$1,257	$(16)	$1,241	$1,607	$(19)	$1,588
Income tax expense	$289	$(3)	$286	$373	$(4)	$369
Net income	$968	$(13)	$955	$1,234	$(15)	$1,219
Net income allocated to common stockholders	$931	$(13)	$918	$1,197	$(15)	$1,182
Basic earnings per common share	$3.55	$(0.05)	$3.50	$4.20	$(0.05)	$4.15
Diluted earnings per common share	$3.55	$(0.05)	$3.50	$4.20	$(0.06)	$4.14

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$370	$(17)	$353	$379	$(19)	$360
Total other income	$701	$(17)	$684	$603	$(19)	$584

Income before income taxes	$1,169	$(17)	$1,152	$1,441	$(19)	$1,422
Income tax expense	$268	$(5)	$263	$338	$(4)	$334
Net income	$901	$(12)	$889	$1,103	$(15)	$1,088
Net income allocated to common stockholders	$895	$(12)	$883	$1,097	$(15)	$1,082
Basic earnings per common share	$3.54	$(0.05)	$3.49	$3.93	$(0.05)	$3.88
Diluted earnings per common share	$3.54	$(0.05)	$3.49	$3.93	$(0.06)	$3.87

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$700	$(33)	$667	$688	$(38)	$650
Total other income	$1,311	$(33)	$1,278	$1,015	$(38)	$977

Income before income taxes	$2,426	$(33)	$2,393	$3,048	$(38)	$3,010
Income tax expense	$557	$(8)	$549	$712	$(9)	$703
Net income	$1,869	$(25)	$1,844	$2,336	$(29)	$2,307
Net income allocated to common stockholders	$1,826	$(25)	$1,801	$2,293	$(29)	$2,264
Basic earnings per common share	$7.09	$(0.09)	$7.00	$8.13	$(0.10)	$8.03
Diluted earnings per common share	$7.09	$(0.10)	$6.99	$8.12	$(0.10)	$8.02

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$377	$(17)	$360	$335	$(19)	$316
Total other income	$722	$(17)	$705	$625	$(19)	$606

Other expense
Other expense	$144	$110	$254	$154	$—	$154
Total other expense	$1,454	$110	$1,564	$1,368	$—	$1,368

Income before income taxes	$888	$(127)	$761	$1,327	$(19)	$1,308
Income tax expense	$205	$(30)	$175	$314	$(4)	$310
Net income	$683	$(97)	$586	$1,013	$(15)	$998
Net income allocated to common stockholders	$647	$(97)	$550	$975	$(15)	$960
Basic earnings per common share	$2.59	$(0.38)	$2.21	$3.57	$(0.06)	$3.51
Diluted earnings per common share	$2.59	$(0.38)	$2.21	$3.56	$(0.05)	$3.51

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$1,077	$(50)	$1,027	$1,023	$(57)	$966
Total other income	$2,033	$(50)	$1,983	$1,640	$(57)	$1,583

Other expense
Other expense	$430	$110	$540	$386	$—	$386
Total other expense	$4,241	$110	$4,351	$3,721	$—	$3,721

Income before income taxes	$3,314	$(160)	$3,154	$4,375	$(57)	$4,318
Income tax expense	$762	$(38)	$724	$1,026	$(13)	$1,013
Net income	$2,552	$(122)	$2,430	$3,349	$(44)	$3,305
Net income allocated to common stockholders	$2,473	$(122)	$2,351	$3,267	$(44)	$3,223
Basic earnings per common share	$9.70	$(0.47)	$9.23	$11.70	$(0.15)	$11.55
Diluted earnings per common share	$9.69	$(0.47)	$9.22	$11.69	$(0.15)	$11.54

	For the Three Months Ended December 31, 2023			For the Three Months Ended December 31, 2022
	Unadjusted	Restatement Impacts	As Restated	Unadjusted	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$370	$(16)	$354	$357	$(20)	$337
Total other income	$728	$(16)	$712	$654	$(20)	$634

Other expense
Other expense	$250	$13	$263	$154	$—	$154
Total other expense	$1,775	$13	$1,788	$1,495	$—	$1,495

Income before income taxes	$512	$(29)	$483	$1,343	$(20)	$1,323
Income tax expense	$124	$(7)	$117	$318	$(6)	$312
Net income	$388	$(22)	$366	$1,025	$(14)	$1,011
Net income allocated to common stockholders	$386	$(22)	$364	$1,019	$(14)	$1,005
Basic earnings per common share	$1.54	$(0.09)	$1.45	$3.74	$(0.05)	$3.69
Diluted earnings per common share	$1.54	$(0.09)	$1.45	$3.74	$(0.06)	$3.68

The restatement impacts to the Company's condensed consolidated statements of comprehensive income were as shown below (dollars in millions):

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net income	$968	$(13)	$955	$1,234	$(15)	$1,219
Comprehensive income	$1,072	$(13)	$1,059	$1,115	$(15)	$1,100

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net income	$901	$(12)	$889	$1,103	$(15)	$1,088
Comprehensive income	$666	$(12)	$654	$1,065	$(15)	$1,050

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net income	$1,869	$(25)	$1,844	$2,336	$(29)	$2,307
Comprehensive income	$1,738	$(25)	$1,713	$2,179	$(29)	$2,150

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net income	$683	$(97)	$586	$1,013	$(15)	$998
Comprehensive income	$580	$(97)	$483	$911	$(15)	$896

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net income	$2,552	$(122)	$2,430	$3,349	$(44)	$3,305
Comprehensive income	$2,318	$(122)	$2,196	$3,090	$(44)	$3,046

	For the Three Months Ended December 31, 2023			For the Three Months Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net income	$388	$(22)	$366	$1,025	$(14)	$1,011
Comprehensive income	$736	$(22)	$714	$1,039	$(14)	$1,025

The restatement impacts to the Company's condensed consolidated statements of cash flows were as shown below (dollars in millions):

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$968	$(13)	$955	$1,234	$(15)	$1,219
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(115)	$(4)	$(119)	$(13)	$(4)	$(17)
Changes in assets and liabilities:
Increase in accrued expenses and liabilities	$(376)	$17	$(359)	$230	$19	$249
Net cash provided by operating activities	$1,791	$—	$1,791	$1,734	$—	$1,734

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$1,869	$(25)	$1,844	$2,336	$(29)	$2,307
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(269)	$(8)	$(277)	$(145)	$(9)	$(154)
Changes in assets and liabilities:
Increase in accrued expenses and liabilities	$(812)	$33	$(779)	$323	$38	$361
Net cash provided by operating activities	$3,298	$—	$3,298	$3,346	$—	$3,346

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$2,552	$(122)	$2,430	$3,349	$(44)	$3,305
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(470)	$(38)	$(508)	$(317)	$(14)	$(331)
Changes in assets and liabilities:
Increase in accrued expenses and liabilities	$(190)	$160	$(30)	$325	$58	$383
Net cash provided by operating activities	$5,687	$—	$5,687	$4,965	$—	$4,965

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
•U.S. GSE: Government-sponsored Enterprise of the U.S.
•VIE: Variable Interest Entity
•VP-ISTR: VP, Information Security and Technology Risk

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Restated)
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
At the time our original Annual Report on Form 10-K for the year ended December 31, 2023 was filed on February 23, 2024, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023. Subsequent to the original evaluation, our interim CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses noted below that led to the restatement of the Company’s consolidated historical financial statements. For additional information see the Explanatory Note in this Form 10-K/A.
Notwithstanding the conclusion by our interim CEO and CFO that our disclosure controls and procedures were not effective as of December 31, 2023, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our interim CEO and CFO have concluded that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Management’s Report on Internal Control over Financial Reporting (Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under these criteria, in connection with the preparation of our Annual Report on Form 10-K/A for the period ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting that led to a material misstatement of the Company’s consolidated financial statements. Based upon the existence of these material weaknesses, we concluded we did not maintain effective internal control over financial reporting as of the end of the period covered by this report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Control environment
Based on certain criteria established in the COSO framework, the Company did not maintain an effective control environment, as the Company did not demonstrate an appropriate commitment to integrity and ethical values, specifically in the approach to evaluating and addressing the card product misclassification, and this control deficiency constitutes a material weakness. The material weakness in the control environment persisted for an extended period of time. This control environment material weakness contributed to the other weaknesses within our system of internal control over financial reporting at the control activity level.
Card Product Misclassification
The following control deficiencies constitute material weaknesses, either individually or in aggregate:
•The Company did not have controls designed or implemented to ensure that Discover Bank-issued credit cards were placed in appropriate merchant and merchant acquirer pricing tiers (“pricing tiers”), which in turn led to inaccurate revenue recognition.
•In quantifying the historical revenue error and associated card product misclassification refund liability, the Company selected a methodology which the Staff believed to be, and the Company ultimately accepted as, a misapplication of GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this Annual Report on Form 10-K/A.
Remediation Plan and Status
The material weaknesses cannot be considered remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we have not remediated these control deficiencies as of December 31, 2023, management, under the oversight of the Audit Committee, has made and continues to make progress towards remediation.
Control environment
As of December 31, 2023, the Company is continuing its remediation efforts to reemphasize our commitment to integrity and ethical values in our control environment, including the following activities:
•The Company appointed new individuals in key roles including the Chief Executive Officer and other leadership roles.
•The Company appointed a new Head of Ethics and Conduct who is responsible for the oversight of an enterprise-wide Ethics and Conduct Program to establish clear expectations in desired behavior.
•The Board approved an updated consolidated Code of Conduct and Business Ethics applicable to all employees and directors. In addition, the Board approved a new code of Ethics for Senior Financial Officers, which emphasized the importance of ethics and compliance and the expectation that the Company’s leaders set the tone at the top.
•The Company is in the process of creating a new Escalation Policy that will set escalation principles, will describe the types of matters that should be escalated and will address various escalation paths, including up to the Board.
•The Company is in the process of updating the Issue Management Policy and related standard to identify, escalate and remediate issues timely.
•The Audit Committee plans to make improvements to the Integrity Hotline Policy in order to emphasize the Board and management’s support and expectation of ethical employee conduct.

Card Product Misclassification
Management has taken and will continue to take steps to ensure the identified control deficiencies will be remediated through the implementation of the following internal control activities:
•To address the deficiency related to the control gap in the tiering of Discover Bank-issued credit cards, we designed and implemented a combination of manual and automated controls to mitigate the risk that credit cards are placed in incorrect pricing tiers. Additionally, the Company plans to implement additional controls over tiering of credit cards, including monitoring controls.
•The deficiency related to the misapplication of GAAP is specific to the historical quantification of revenue and refund liability associated with the card product misclassification. To address the related deficiency, in concert with the amendments of the Company’s historical financial statements, management executed an additional instance of the control and selected a methodology which we believe is in accordance with GAAP.
Changes in Internal Control over Financial Reporting
Other than as outlined above, there have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part III.
Part III | Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Information About Our Executive Officers” in Item 1 of this annual report on Form 10-K/A. Information regarding our directors and corporate governance under the following captions in our proxy statement for our annual meeting of stockholders held on May 9, 2024 (“Proxy Statement”) is incorporated by reference herein.
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

Part IV.
Part IV | Item 15.    Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Form 10-K/A:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K/A are listed below and appear on pages 81 through 147 herein.
2. Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.
3. Exhibits
See the Exhibit Index below for a list of the exhibits being filed or furnished with or incorporated by reference into this annual report on Form 10-K/A.
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
4.1
Description of Discover Financial Services’ Securities (filed as Exhibit 4.1 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

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

4.4
Second Supplemental Indenture, dated as of November 2, 2023, between the Company and U.S. Bank Trust Company, National Association (filed as Exhibit 4.4 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

4.5	Deposit Agreement (Series C), dated October 31, 2017 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.6	Form of Certificate Representing the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.7	Deposit Agreement (Series D), dated June 22, 2020 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.8	Form of Certificate Representing the Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.9	Other instruments defining the rights of holders of long-term debt securities of Discover Financial Services and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Discover Financial Services agrees to furnish copies of these instruments to the SEC upon request.

Exhibit Number	Description
10.1	Tax Sharing Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.2	U.S. Employee Matters Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.3	Transition Services Agreement, dated as of June 30, 2007, between Morgan Stanley and Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.4	Transitional Trade Mark License Agreement, dated as of June 30, 2007, between Morgan Stanley & Co. International PLC and Goldfish Bank Limited (filed as Exhibit 10.4 to Discover Financial Services’ Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference thereto).

10.5	Amended and Restated Trust Agreement, dated as of December 22, 2015, between Discover Funding LLC, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.6 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.6	Third Amended and Restated Pooling and Servicing Agreement, dated as of December 22, 2015, between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Transferor, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.7
Amended and Restated Series Supplement for Series 2007-CC, dated as of December 22, 2015, among Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Transferor, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.8†	Discover Financial Services Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on February 27, 2009 and incorporated herein by reference thereto).

10.9†	Amended Form of Restricted Stock Unit Award Under Discover Financial Services Omnibus Incentive Plan (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 12, 2007 and incorporated herein by reference thereto).

10.10†	Directors’ Compensation Plan of Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.11†	Discover Financial Services Directors’ Compensation Plan, as amended and restated as of January 20, 2011 (filed as Exhibit A to the Discover Financial Services’ definitive proxy statement filed on February 18, 2011 and incorporated herein by reference thereto).

10.12†	Amendment No. 2 to the Discover Financial Services Directors’ Compensation Plan, effective as of December 1, 2011 (filed as Exhibit 10.10 to the Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2012 and incorporated herein by reference thereto).

10.13†	Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.14†	Amendment No. 1 to Discover Financial Services Employee Stock Purchase Plan, effective as of May 1, 2008 (filed as Exhibit 10.12 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

10.15†	Amendment No. 2 to Discover Financial Services Employee Stock Purchase Plan, effective as of December 1, 2009 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 9, 2010 and incorporated herein by reference thereto).

10.16†	Amendment No. 3 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

Exhibit Number	Description
10.17†	Offer of Employment, dated as of January 8, 1999 (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

10.18†	Waiver of Change of Control Benefits, dated September 24, 2007 (filed as Exhibit 10.15 to Discover Financial Services’ Registration Statement on Form S-4 filed on November 27, 2007 and incorporated herein by reference thereto).

10.19	Collateral Certificate Transfer Agreement, dated as of July 26, 2007 between Discover Bank, as Depositor and Discover Card Execution Note Trust (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.20
Amended and Restated Indenture, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.21	Second Amended and Restated Indenture Supplement for the Discover Series Notes, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.22	Omnibus Amendment to Indenture Supplement and Terms Documents, dated as of July 2, 2009, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference thereto).

10.23†	Discover Financial Services Change-in-Control Severance Policy Amended and Restated October 15, 2014 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference thereto).

10.24	Release and Settlement Agreement, executed as of October 27, 2008, by and among Discover Financial Services, DFS Services, LLC, Discover Bank, and their Subsidiaries and Affiliates; MasterCard Incorporated and MasterCard International Incorporated and their Affiliates; and Visa Inc. and its Affiliates and Predecessors including Visa U.S.A. Inc. and Visa International Service Association (filed as Exhibit 99.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 28, 2008 and incorporated herein by reference thereto).

10.25	Settlement Agreement and Mutual Release between Discover Financial Services and Morgan Stanley, dated February 11, 2010 (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference thereto).

10.26	Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.32 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.27	Amendment to Purchase Price Adjustment Agreement by and among Citibank, N.A., The Student Loan Corporation and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.33 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.28	Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated September 17, 2010 (filed as Exhibit 10.34 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.29	First Amendment to Indemnification Agreement by and between Citibank, N.A. and Discover Bank, dated December 30, 2010 (filed as Exhibit 10.35 to Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2011 and incorporated herein by reference thereto).

10.30	Asset Purchase Agreement between Discover Bank and Citibank, N.A. dated August 31, 2011 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

10.31†	Amendment No. 3 to the Directors’ Compensation Plan of Discover Financial Services, effective as of July 1, 2013 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 30, 2013 and incorporated herein by reference thereto).

Exhibit Number	Description
10.32†	Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on March 19, 2014 and incorporated herein by reference thereto).

10.33†	Amendment No. 4 to the Directors’ Compensation Plan of Discover Financial Services, effective as of May 7, 2014 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on
August 1, 2014 and incorporated herein by reference thereto).

10.34†	Amendment No. 4 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 29, 2015 and incorporated herein by reference thereto).

10.35	Receivables Sale and Contribution Agreement, dated as of December 22, 2015 between Discover Bank and Discover Funding LLC (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.36†	Amendment No. 5 to Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2017 (filed as Exhibit 10.54 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2017 and incorporated herein by reference thereto).

10.37†	Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Director’s Compensation Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.38†	Amendment No. 6 to the Directors’ Compensation Plan of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.5 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.39†	Amendment No. 7 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.62 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.40†	Amendment No. 8 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.63 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.41†	Amendment No. 9 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2022 (filed as Exhibit 10.58 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2022 and incorporated herein by reference thereto).

10.42†	Amendment No. 10 to the Directors’ Compensation Plan of Discover Financial Services, effective as of December 14, 2022 (filed as Exhibit 10.59 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2023 and incorporated herein by reference thereto).

10.43†
Amendment No. 11 to the Directors’ Compensation Plan of Discover Financial Services, effective as of October 25, 2023 (filed as Exhibit 10.43 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

10.44†
Discover Financial Services Directors’ Voluntary Nonqualified Deferred Compensation Plan, effective as of April 10, 2008 (filed as Exhibit 10.44 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

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

10.60†
Form 2024 Award Certificate for Restricted Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan (filed as Exhibit 10.60 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

10.61†
Form 2024 Award Certificate for Performance Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan (filed as Exhibit 10.61 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

10.62†
Form 2024 Special Award Certificate for Restricted Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan (filed as Exhibit 10.62 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

21	Subsidiaries of the Registrant (filed as Exhibit 21 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

97†
Discover Financial Services’ Compensation Recoupment Policy (filed as Exhibit 97 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

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
Item 16.    Form 10-K/A Summary
None.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: December 23, 2024

Power of Attorney
We, the undersigned, hereby severally constitute Kelly R. Welsh and Efie Vainikos, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K/A filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K/A.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 23, 2024.

Signature	Title

/s/ J. MICHAEL SHEPHERD	Interim Chief Executive Officer and President, Director
J. Michael Shepherd

/s/ JOHN T. GREENE	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
John T. Greene

/s/ SHIFRA C. KOLSKY	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Shifra C. Kolsky

/s/ THOMAS G. MAHERAS	Chairman of the Board
Thomas G. Maheras

/s/ CANDACE H. DUNCAN	Director
Candace H. Duncan

/s/ JOSEPH F. EAZOR	Director
Joseph F. Eazor

/s/ KATHY L. LONOWSKI	Director
Kathy L. Lonowski

/s/ DANIELA O’LEARY-GILL	Director
Daniela O’Leary-Gill

/s/ JOHN B. OWEN	Director
John B. Owen

/s/ DAVID L. RAWLINSON II	Director
David L. Rawlinson II

/s/ BEVERLEY A. SIBBLIES	Director
Beverley A. Sibblies

/s/ JENNIFER L. WONG	Director
Jennifer L. Wong