Form 10-Q/A
period 2024-03-31
Discover Financial Services
filed 2024-12-23
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No.1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 13, 2024, there were 251,226,920 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
Discover Financial Services (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend and restate its unaudited condensed consolidated financial statements previously included in its Quarterly Report on Form 10-Q for the period ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2024 (the “Original Report”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.
Restatement Background
As described in the Company's Current Report on Form 8-K filed with the SEC on November 25, 2024, on July 19, 2023, the Company disclosed that beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier (the “card product misclassification”). The card product classification impacts the pricing and charging of discount and interchange revenue, and the incorrect classification of certain credit card accounts resulted in overcharges to merchants and merchant acquirers, but it did not impact cardholders. Based on information available as of June 30, 2023, the Company recognized a liability of $365 million for counterparty restitution that was accounted for as the correction of an error. The Company determined that the revenue impact was not material to the consolidated financial statements of the Company for any of the impacted periods. While it was therefore determined that it was not necessary for the Company to restate any previously issued interim or annual financial statements, the cumulative misstatement was deemed material to the three and six months ended June 30, 2023 consolidated financial statements, and therefore, the Company determined that adjustment of the $365 million only through 2023 earnings was not appropriate. Accordingly, the $365 million liability (the “Initial Liability”) was recorded as of June 30, 2023 with offsetting adjustments to merchant discount and interchange revenue and retained earnings, along with consequential impacts to deferred tax accruals. Comparable corrections were made for all prior periods presented in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023 and September 30, 2023, and subsequently in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As originally reported, the balance of the counterparty restitution liability as of December 31, 2023 was $375 million.
On February 19, 2024, the Company and Capital One Financial Corporation (“Capital One”) jointly announced that they entered into an agreement and plan of merger pursuant to which the companies will combine in an all-stock transaction (the “Merger”).
In the Company’s Original Report, the Company disclosed that it had determined to increase its counterparty restitution liability to $1.2 billion (the “Liability Increase”) through a charge to other expense for the three months ended March 31, 2024, to reflect the total amount the Company then expected was probable to be disbursed in relation to the card product misclassification. The Company determined the Liability Increase was appropriate based on its experience through that date with remediation efforts, discussions through the first quarter of 2024 with its regulators, Board of Directors and other stakeholders, the pending Merger, which was approved by the Company’s Board of Directors during the quarter, and a desire to advance resolution of the matter more quickly to mitigate risk.
As part of the review of the Company’s historical financial statements by the Staff of the Division of Corporation Finance and the Office of the Chief Accountant of the SEC (the “Staff”) undertaken in connection with the Staff’s review of the Registration Statement on Form S-4 filed by Capital One in connection with the Merger (and the preliminary joint proxy statement/prospectus contained therein) (the “Registration Statement”), the Staff provided comments to the Company relating to the Company’s accounting approach for the card product misclassification. The Staff disagreed with the Company's application of revenue recognition guidance under Accounting Standards Codifications ("ASC") Topics 605, Revenue Recognition, and 606, Revenue from Contracts with Customers, in connection with the Company's measurement of the revenue error and recording of the Initial Liability as of June 30, 2023.
Following discussions with the Staff, management concluded that it was appropriate to correct the revenue error related to the card product misclassification using the maximum amount agreed to be paid by the Company in restitution in respect of the card product misclassification (excluding interest, legal fees and other concessions) (the "Alternative Approach"). Upon recognizing the revenue error correction under the Alternative Approach, the Company will have restated cumulative discount and interchange revenue by a total of approximately $992 million as of June 30, 2023, and $1,047 million as of December 31, 2023. The cumulative revenue error resulting from the card product misclassification will be corrected by reclassifying these amounts from revenue (including through adjustments to retained earnings) to a refund liability consistent with ASC 606-10-32-10.

On November 25, 2024, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), acting on the recommendation of management, and after discussion with Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, concluded that (i) the Company’s audited financial statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2023 and (ii) the Company’s unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q previously filed with the SEC for the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, and March 31, 2024, should no longer be relied upon and should be restated to reflect the Alternative Approach. Certain of these periods are presented in this Form 10-Q/A to reflect the Alternative Approach as described above. Accordingly, any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company’s consolidated or condensed consolidated financials statements and other related financial information covering the periods described herein should no longer be relied upon. The Audit Committee also concluded that Deloitte’s report on the consolidated financial statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, previously included in the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024, should no longer be relied upon.
In connection with the restatement, the Company has identified three material weaknesses in internal control over financial reporting. The Audit Committee concluded that management’s report on the effectiveness of internal control over financial reporting as of December 31, 2023 and Deloitte’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, should no longer be relied upon. Management has also concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2024, because of these material weaknesses in its internal control over financial reporting. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weaknesses identified, see “Part I, Item 4 — Controls and Procedures” of this Form 10-Q/A.
Items Amended in this Form 10-Q/A
This Form 10-Q/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the aforementioned restatement. The following items have been amended to reflect the restatement:
•Part I, Item 1. Financial Statements
•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Form 10-Q/A.
Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing of the Original Report. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the filing of the Original Report. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.
The restatement is more fully described in Note 1: Background and Basis of Presentation and Note 18: Restatement of Financial Statements of the notes to the condensed consolidated financial statements included herein.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2024
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover it®, Freeze it®, College Covered® and Diners Club International®. All other trademarks, trade names and service marks included in this quarterly report on Form 10-Q/A are the property of their respective owners.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	March 31, 2024	December 31, 2023
	(As Restated)	(As Restated)
Assets
Cash and cash equivalents	$14,004	$11,685
Restricted cash	439	43
Investment securities (includes available-for-sale securities of $13,261 and $13,402 reported at fair value with associated amortized cost of $13,439 and $13,451 at March 31, 2024 and December 31, 2023, respectively)	13,522	13,655
Loan receivables
Loan receivables	126,555	128,409
Allowance for credit losses	(9,258)	(9,283)
Net loan receivables	117,297	119,126
Premises and equipment, net	1,107	1,091
Goodwill	255	255
Other assets	6,083	5,858
Total assets	$152,707	$151,713
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$108,930	$107,493
Non-interest bearing deposit accounts	1,500	1,438
Total deposits	110,430	108,931
Short-term borrowings	—	750
Long-term borrowings	20,475	20,581
Accrued expenses and other liabilities	7,132	7,216
Total liabilities	138,037	137,478
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 571,594,531 and 570,837,720 shares issued at March 31, 2024 and December 31, 2023, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,056	1,056
Additional paid-in capital	4,578	4,553
Retained earnings	30,461	29,855
Accumulated other comprehensive loss	(393)	(225)
Treasury stock, at cost; 320,996,125 and 320,734,860 shares at March 31, 2024 and December 31, 2023, respectively	(21,038)	(21,010)
Total stockholders' equity	14,670	14,235
Total liabilities and stockholders' equity	$152,707	$151,713

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

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Interest income
Credit card loans	$3,938	$3,321
Other loans	712	564
Investment securities	124	101
Other interest income	174	91
Total interest income	4,948	4,077
Interest expense
Deposits	1,210	756
Short-term borrowings	6	—
Long-term borrowings	245	189
Total interest expense	1,461	945
Net interest income	3,487	3,132
Provision for credit losses	1,497	1,102
Net interest income after provision for credit losses	1,990	2,030
Other income
Discount and interchange revenue, net	321	314
Protection products revenue	42	43
Loan fee income	200	166
Transaction processing revenue	87	67
Gains (losses) on equity investments	—	(18)
Other income	23	22
Total other income	673	594
Other expense
Employee compensation and benefits	671	625
Marketing and business development	250	241
Information processing and communications	163	139
Professional fees	292	232
Premises and equipment	20	22
Other expense	148	124
Total other expense	1,544	1,383
Income before income taxes	1,119	1,241
Income tax expense	268	286
Net income	$851	$955
Net income allocated to common stockholders	$813	$918
Basic earnings per common share	$3.25	$3.50
Diluted earnings per common share	$3.25	$3.50

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Net income	$851	$955
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(97)	92
Unrealized (losses) gains on cash flow hedges, net of tax	(71)	12
Other comprehensive (loss) income	(168)	104
Comprehensive income	$683	$1,059

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2023
Balance at December 31, 2022 (As Restated)	11	$1,056	569,689	$6	$4,468	$27,758	$(339)	$(19,054)	$13,895
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income (As Restated)	—	—	—	—	—	955	—	—	955
Other comprehensive income	—	—	—	—	—	—	104	—	104
Purchases of treasury stock	—	—	—	—	—	—	—	(1,243)	(1,243)
Common stock issued under employee benefit plans	—	—	29	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	742	—	22	—	—	—	22
Dividends — common stock ($0.60 per share)	—	—	—	—	—	(159)	—	—	(159)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at March 31, 2023 (As Restated)	11	$1,056	570,460	$6	$4,493	$28,575	$(235)	$(20,297)	$13,598

For the Three Months Ended March 31, 2024
Balance at December 31, 2023 (As Restated)	11	$1,056	570,838	$6	$4,553	$29,855	$(225)	$(21,010)	$14,235
Cumulative effect of ASU No. 2023-02 adoption	—	—	—	—	—	(37)	—	—	(37)
Net income (As Restated)	—	—	—	—	—	851	—	—	851
Other comprehensive loss	—	—	—	—	—	—	(168)	—	(168)
Purchases of treasury stock	—	—	—	—	—	—	—	(28)	(28)
Common stock issued under employee benefit plans	—	—	25	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	732	—	22	—	—	—	22
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock (3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at March 31, 2024 (As Restated)	11	$1,056	571,595	$6	$4,578	$30,461	$(393)	$(21,038)	$14,670

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flows provided by operating activities
Net income	$851	$955
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,497	1,102
Deferred income taxes	(27)	(119)
Depreciation and amortization	96	129
Amortization of deferred revenues	(123)	(105)
Net losses on investments and other assets	16	30
Other, net	29	25
Changes in assets and liabilities:
(Increase) decrease in other assets	(246)	133
Decrease in accrued expenses and other liabilities	(250)	(359)
Net cash provided by operating activities	1,843	1,791

Cash flows provided by (used for) investing activities
Maturities of available-for-sale investment securities	522	402
Purchases of available-for-sale investment securities	(475)	(285)
Maturities of held-to-maturity investment securities	4	3
Purchases of held-to-maturity investment securities	(12)	(13)
Net change in principal on loans originated for investment	398	(1,245)
Proceeds from the sale of other investments	1	1
Purchases of other investments	(9)	(16)
Purchases of premises and equipment	(71)	(76)
Net cash provided by (used for) investing activities	358	(1,229)

Cash flows provided by (used for) financing activities
Net change in short-term borrowings	(750)	—
Net change in deposits	1,488	4,088
Maturities and repayment of securitized debt	(4)	(1,180)
Maturities and repayments of other long-term borrowings	(1)	(800)
Proceeds from issuance of common stock	3	3
Purchases of treasury stock	(28)	(1,232)
Dividends paid on common and preferred stock	(194)	(175)
Net cash provided by financing activities	514	704
Net increase in cash, cash equivalents and restricted cash	2,715	1,266
Cash, cash equivalents and restricted cash, at the beginning of the period	11,728	8,897
Cash, cash equivalents and restricted cash, at the end of the period	$14,443	$10,163

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$14,004	$10,130
Restricted cash	439	33
Cash, cash equivalents and restricted cash, at the end of the period	$14,443	$10,163

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
In November 2023, the Company announced its Board of Directors had authorized management to explore the sale of its private student loan portfolio. The Company stopped accepting new applications for private student loans February 1, 2024. See "Business — Operating Model — Digital Banking — Private Student Loans" in the Company's annual report on Form 10-K/A for the year ended December 31, 2023.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for the fair presentation of results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's 2023 audited consolidated financial statements filed with the Company's annual report on Form 10-K/A for the year ended December 31, 2023. The condensed consolidated financial statements for the three months ended March 31, 2023 have been restated as disclosed in the Company's annual report on Form 10-K/A for the year ended December 31, 2023.
Restatement of Financial Statements
As reported in the second quarter of 2023, beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The card product classification impacts the pricing and charging of discount and interchange revenue, which is recorded within discount and interchange revenue, net, on the consolidated statements of income. The Company determined that corrections to the financial statements for the impacts of the card product misclassification were required for all periods presented in this Form 10-Q/A. Therefore, the Company has reflected these corrections to the condensed consolidated financial statements for all periods presented in this Form 10-Q/A. Additionally, current and prior period amounts in the applicable notes to the condensed consolidated financial statements have been corrected. The impacts of the misclassification and subsequent corrections are contained entirely within the Digital Banking segment. See Note 18: Restatement of Financial Statements for additional information and quantification of the restatement impacts.
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
4.    Credit Card and Private Student Loan Securitization Activities
The Company's securitizations are accounted for as secured borrowings and the related trusts are treated as consolidated subsidiaries of the Company. For a description of the Company's principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation to the consolidated financial statements in the Company's annual report on Form 10-K/A for the year ended December 31, 2023.
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

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended March 31, 2024
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(129)	$32	$(97)
Net change	$(129)	$32	$(97)
Cash Flow Hedges
Net unrealized losses arising during the period	$(131)	$32	$(99)
Amounts reclassified from AOCI	37	(9)	28
Net change	$(94)	$23	$(71)

For the Three Months Ended March 31, 2023
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$122	$(30)	$92
Net change	$122	$(30)	$92
Cash Flow Hedges
Net unrealized gains arising during the period	$10	$(2)	$8
Amounts reclassified from AOCI	5	(1)	4
Net change	$15	$(3)	$12

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Income before income taxes	$1,119	$1,241
Income tax expense	$268	$286
Effective income tax rate	23.9%	23.0%

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
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Numerator
Net income	$851	$955
Preferred stock dividends	(31)	(31)
Net income available to common stockholders	820	924
Income allocated to participating securities	(7)	(6)
Net income allocated to common stockholders	$813	$918
Denominator
Weighted-average shares of common stock outstanding	250	262
Weighted-average shares of common stock outstanding and common stock equivalents	250	262

Basic earnings per common share	$3.25	$3.50
Diluted earnings per common share	$3.25	$3.50

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

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
	(As Restated)	(As Restated)	(As Restated)		(As Restated)
March 31, 2024
Total capital (to risk-weighted assets)
Discover Financial Services	$17,464	13.3%	$10,503	≥8.0%	$13,128	≥10.0%
Discover Bank	$16,574	12.8%	$10,351	≥8.0%	$12,939	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,344	11.7%	$7,877	≥6.0%	$7,877	≥6.0%
Discover Bank	$13,728	10.6%	$7,763	≥6.0%	$10,351	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,344	10.1%	$6,086	≥4.0%	N/A	N/A
Discover Bank	$13,728	9.1%	$6,004	≥4.0%	$7,505	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,288	10.9%	$5,908	≥4.5%	N/A	N/A
Discover Bank	$13,728	10.6%	$5,823	≥4.5%	$8,410	≥6.5%

December 31, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,399	13.2%	$10,509	≥8.0%	$13,137	≥10.0%
Discover Bank	$16,409	12.7%	$10,381	≥8.0%	$12,976	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,279	11.6%	$7,882	≥6.0%	$7,882	≥6.0%
Discover Bank	$13,459	10.4%	$7,786	≥6.0%	$10,381	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,279	10.3%	$5,915	≥4.0%	N/A	N/A
Discover Bank	$13,459	9.2%	$5,833	≥4.0%	$7,292	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,223	10.8%	$5,911	≥4.5%	N/A	N/A
Discover Bank	$13,459	10.4%	$5,839	≥4.5%	$8,435	≥6.5%

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
Card Product Misclassification
As of March 31, 2024, the balance of the Company's counterparty restitution liability was $1.2 billion, reflecting additional accruals for interest on the overcharges committed to as part of the counterparty restitution plan approved by the Board of Directors in the third quarter of 2023, additional concessions agreed to as part of the class action settlement negotiations in the first quarter of 2024 and settlement disbursements made during the quarter. Throughout the first quarter of 2024, the Company continued settlement discussions with large direct merchants both directly and indirectly as plaintiffs in putative class actions filed on behalf of all merchants, and the Company continued to discuss these efforts with its regulators.

The following table summarizes the change in the Company’s counterparty restitution liability pertaining to the card product misclassification (dollars in millions):

	For the Three Months Ended March 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
Balance at December 31, 2023	$375	$784	$1,159
Provision for refund of overcharges	621	(621)	—
Provision for interest on overcharges	108	(94)	14
Provision for other settlement concessions	70	—	70
Disbursements	(9)	—	(9)
Balance at March 31, 2024	$1,165	$69	$1,234

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
•The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.
•Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's CODM.

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
	(As Restated)		(As Restated)
For the Three Months Ended March 31, 2024
Interest income
Credit card loans	$3,938	$—	$3,938
Private student loans	264	—	264
Personal loans	333	—	333
Other loans	115	—	115
Other interest income	298	—	298
Total interest income	4,948	—	4,948
Interest expense	1,461	—	1,461
Net interest income	3,487	—	3,487
Provision for credit losses	1,497	—	1,497
Other income	541	132	673
Other expense	1,494	50	1,544
Income before income taxes	$1,037	$82	$1,119

For the Three Months Ended March 31, 2023
Interest income
Credit card loans	$3,321	$—	$3,321
Private student loans	252	—	252
Personal loans	248	—	248
Other loans	64	—	64
Other interest income	192	—	192
Total interest income	4,077	—	4,077
Interest expense	945	—	945
Net interest income	3,132	—	3,132
Provision for credit losses	1,102	—	1,102
Other income	506	88	594
Other expense	1,342	41	1,383
Income before income taxes	$1,194	$47	$1,241

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
	(As Restated)		(As Restated)
For the Three Months Ended March 31, 2024
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$296	$25	$321
Protection products revenue	42	—	42
Transaction processing revenue	—	87	87
Other income	3	20	23
Total other income subject to ASC 606(2)	341	132	473
Other income not subject to ASC 606
Loan fee income	200	—	200
Total other income not subject to ASC 606	200	—	200
Total other income by operating segment	$541	$132	$673

For the Three Months Ended March 31, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$294	$20	$314
Protection products revenue	43	—	43
Transaction processing revenue	—	67	67
Other income	3	19	22
Total other income subject to ASC 606(2)	340	106	446
Other income not subject to ASC 606
Loan fee income	166	—	166
Gains (losses) on equity investments	—	(18)	(18)
Total other income (loss) not subject to ASC 606	166	(18)	148
Total other income by operating segment	$506	$88	$594

(1)Net of rewards, including Cashback Bonus rewards, of $703 million and $716 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Excludes $2 million and $6 million of deposit product fees that are reported within net interest income for the three months ended March 31, 2024 and 2023, respectively.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K/A for the year ended December 31, 2023.
18.    Restatement of Financial Statements
In connection with the card product misclassification as described in Note 1: Background and Basis of Presentation — Restatement of Financial Statements, the Company determined that corrections to the financial statements for the impact of the card product classification were required for the current period presented in this Form 10-Q/A. The Company has made these corrections to the recognition of discount and interchange revenue, other expense and income tax expense, as well as the related impacts to assets, liabilities and retained earnings in the current period presented in this Form 10-Q/A. Assets were impacted by adjustments to deferred tax assets, and liabilities were impacted by an adjustment to the liability for estimated refunds to merchants and merchant acquirers.

The restatement impacts to the Company's condensed consolidated statement of financial condition were as shown below (dollars in millions):

	March 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
Assets
Other assets	$6,065	$18	$6,083
Total assets	$152,689	$18	$152,707

Liabilities and Stockholders' Equity
Liabilities
Accrued expenses and other liabilities	$7,064	$68	$7,132
Total liabilities	$137,969	$68	$138,037

Stockholders' Equity
Retained earnings	$30,511	$(50)	$30,461
Total stockholders' equity	$14,720	$(50)	$14,670
Total liabilities and stockholders' equity	$152,689	$18	$152,707

The restatement impacts to the Company's condensed consolidated statement of income were as shown below (dollars in millions, except for share amounts):

	For the Three Months Ended March 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$371	$(50)	$321
Total other income	$723	$(50)	$673

Other expense
Other expense	$913	$(765)	$148
Total other expense	$2,309	$(765)	$1,544

Income before income taxes	$404	$715	$1,119
Income tax expense	$96	$172	$268
Net income	$308	$543	$851
Net income allocated to common stockholders	$274	$539	$813
Basic earnings per common share	$1.10	$2.15	$3.25
Diluted earnings per common share	$1.10	$2.15	$3.25

The restatement impacts to the Company's condensed consolidated statement of comprehensive income were as shown below (dollars in millions):

	For the Three Months Ended March 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
Net income	$308	$543	$851
Comprehensive income	$140	$543	$683

The restatement impacts to the Company's condensed consolidated statement of changes in stockholders' equity were as shown below (dollars in millions):

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Three Months Ended March 31, 2024
Balance at December 31, 2023	$30,448	$14,828
Net income	$308	$308
Balance at March 31, 2024	$30,511	$14,720

Restatement Impacts
For the Three Months Ended March 31, 2024
Balance at December 31, 2023	$(593)	$(593)
Net income	$543	$543
Balance at March 31, 2024	$(50)	$(50)

As Restated
For the Three Months Ended March 31, 2024
Balance at December 31, 2023	$29,855	$14,235
Net income	$851	$851
Balance at March 31, 2024	$30,461	$14,670

The restatement impacts to the Company's condensed consolidated statement of cash flows were as shown below (dollars in millions):

	For the Three Months Ended March 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$308	$543	$851
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(199)	$172	$(27)
Changes in assets and liabilities:
Increase in other assets	$(246)	$—	$(246)
Increase in accrued expenses and liabilities	$465	$(715)	$(250)
Net cash provided by operating activities	$1,843	$—	$1,843

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to accounting guidance, tax reform, financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; risks related to the proposed merger with Capital One including, among others, (i) failure to complete the merger with Capital One or unexpected delays related to the merger or the inability of the parties to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) diversion of management’s attention from ongoing business operations and opportunities, (iv) cost and revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (v) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vi) deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, (vii) expenses related to the proposed merger being greater than expected, and (viii) shareholder litigation that could prevent or delay the closing of the proposed merger or otherwise negatively impact our business and operations; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants and merchants; our ability to sustain our card and personal loan growth; our ability to complete the proposed sale of the Discover Student Loan portfolio; our ability to increase or sustain Discover card usage or attract new customers; difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; our ability to manage our credit risk, market risk, liquidity risk, operational risk, compliance and legal risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of our or others' key systems; our ability to remain organizationally effective; our ability to maintain relationships with merchants; the effect of political, economic and market conditions, geopolitical events, climate change, pandemics and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors, as well as those with which we have no direct relationship such as our employees' internet service providers; our ability to maintain current technology and integrate new and acquired systems and technology; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; our ability to comply with regulatory requirements; our ability to remediate the material weakness in our internal control over financial reporting that led to the restatement of our financial statements, and the risk that we may experience additional material weaknesses; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of, investments in or divestitures from businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
Additional factors that could cause our results to differ materially from those described below can be found in this section of this quarterly report and in "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K/A for the year ended December 31, 2023, which is filed with the Securities and Exchange Commission ("SEC") and available at the SEC's internet site (https://www.sec.gov).

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
•As restated, net income was $851 million, or $3.25 per diluted share, compared to net income of $1.0 billion, or $3.50 per diluted share, in the prior year.
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
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. Furthermore, regulations and legislation at various levels of government continue to be proposed and enacted to augment consumer data privacy standards and require companies to assess and/or disclose cybersecurity metrics, risks, opportunities, policies and practices. At the federal level, Discover is subject to the Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations and guidance, which regulate Discover's use and disclosure of our consumers' nonpublic personal information ("NPI"). In July 2023, the SEC adopted rules on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure. For more information on Discover's cybersecurity program in connection with these rules, see "Item 1C. Cybersecurity" in our annual report on Form 10-K/A for the year ended December 31, 2023. In April 2024, the Department of Homeland Security proposed regulations to implement the Cyber Incident Reporting for Critical Infrastructure Act of 2022 and will promulgate new cyber incident and ransom payment reporting requirements for covered entities such as financial services companies.
At the state level, the California Consumer Privacy Act ("CCPA"), which became effective in 2020, created a broad set of privacy rights and remedies. The California Privacy Rights Act, which became effective on January 1, 2023, amends the CCPA, enhancing consumer privacy protections and creating a new California Privacy Protection Agency ("CPPA"). The CPPA has proposed additional regulations around cybersecurity, risk assessments and automated decision-making technology that may impact Discover as the proposed regulations move forward in the formal rulemaking process. Other states continue to pass privacy legislation. So far, these laws exempt either NPI or financial institutions subject to the GLBA or state banking laws from their scope, so the impact of these state privacy laws on several Discover businesses is limited. We continue to evaluate the impact of the CCPA, as well as other federal and state laws, on our businesses and other providers of consumer financial services, including laws regulating the capture and use of consumer biometrics. For more information on the impact to Discover of data security and privacy laws on regulation, see "Business — Supervision and Regulation" and "Item 1A. Risk Factors" to our consolidated financial statements in our annual report on Form 10-K/A for the year ended December 31, 2023.
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
The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Digital Banking
Interest income
Credit card loans	$3,938	$3,321
Private student loans	264	252
Personal loans	333	248
Other loans	115	64
Other interest income	298	192
Total interest income	4,948	4,077
Interest expense	1,461	945
Net interest income	3,487	3,132
Provision for credit losses	1,497	1,102
Other income	541	506
Other expense	1,494	1,342
Income before income taxes	1,037	1,194
Payment Services
Other income	132	88
Other expense	50	41
Income before income taxes	82	47
Total income before income taxes	$1,119	$1,241

The following table presents information on transaction volume (in millions):

	For the Three Months Ended March 31,
	2024	2023
Network Transaction Volume
PULSE Network	$79,073	$65,268
Network Partners	11,070	10,628
Diners Club(1)	10,181	9,211
Total Payment Services	100,324	85,107
Discover Network — Proprietary(2)	51,764	51,826
Total Network Transaction Volume	$152,088	$136,933
Transactions Processed on Networks
Discover Network	883	850
PULSE Network	2,312	1,625
Total Transaction Processed on Networks	3,195	2,475
Credit Card Volume
Discover Card Volume(3)	$53,239	$54,129
Discover Card Sales Volume(4)	$50,137	$50,588

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
Digital Banking
As restated, our Digital Banking segment reported pretax income of $1.0 billion for the three months ended March 31, 2024, as compared to $1.2 billion for the same period in 2023.
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
Total other income increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increases in loan fee income, which was driven by a higher volume of late payments.
Total other expense increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increases in professional fees and employee compensation and benefits. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. The increase in employee compensation and benefits was driven primarily by higher average salaries.
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
In estimating the expected credit losses, we use a combination of statistical models and qualitative analysis. There is a significant amount of judgment applied in selecting inputs and analyzing the results produced to estimate the allowance for credit losses. For more information on these judgments and our accounting policies and methodologies used to determine the allowance for credit losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Loan Quality," Note 4: Loan Receivables and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements in our annual report on Form 10-K/A for the year ended December 31, 2023.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended March 31,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%
	(As Restated)	(As Restated)
Interest income	$4,948	$4,077	$871	21%
Interest expense	1,461	945	516	55%
Net interest income	3,487	3,132	355	11%
Provision for credit losses	1,497	1,102	395	36%
Net interest income after provision for credit losses	1,990	2,030	(40)	(2)%
Other income	673	594	79	13%
Other expense	1,544	1,383	161	12%
Income before income taxes	1,119	1,241	(122)	(10)%
Income tax expense	268	286	(18)	(6)%
Net income	$851	$955	$(104)	(11)%
Net income allocated to common stockholders	$813	$918	$(105)	(11)%

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

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$11,980	5.51%	$164	$7,344	4.71%	$85
Restricted cash	558	7.03%	10	588	4.05%	6
Investment securities	13,682	3.64%	124	12,235	3.36%	101
Loan receivables(1)
Credit card loans(2)(3)	100,310	15.79%	3,938	89,460	15.06%	3,321
Private student loans	10,577	10.04%	264	10,546	9.68%	252
Personal loans	10,004	13.40%	333	8,155	12.35%	248
Other	6,235	7.39%	115	3,888	6.64%	64
Total loan receivables	127,126	14.71%	4,650	112,049	14.06%	3,885
Total interest-earning assets	153,346	12.98%	4,948	132,216	12.51%	4,077
Allowance for credit losses	(9,279)			(7,307)
Other assets(4)	7,709			6,494
Total assets(5)	$151,776			$131,403
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(6)	$45,990	4.63%	529	$33,194	3.17%	259
Money market deposits	7,260	4.32%	78	8,769	3.77%	82
Other interest-bearing savings deposits	55,379	4.38%	603	49,255	3.42%	415
Total interest-bearing deposits	108,629	4.48%	1,210	91,218	3.36%	756
Borrowings
Securitized borrowings(7)(8)(9)	11,340	4.71%	133	9,667	3.67%	87
Other long-term borrowings(8)(9)(10)	9,572	4.94%	118	9,372	4.40%	102
Total borrowings	20,912	4.82%	251	19,039	4.03%	189
Total interest-bearing liabilities	129,541	4.54%	1,461	110,257	3.48%	945
Other liabilities and stockholders' equity(4)(11)	22,235			21,146
Total liabilities and stockholders' equity	$151,776			$131,403
Net interest income			$3,487			$3,132
Net interest margin(12)		11.03%			11.34%
Net yield on interest-earning assets(13)		9.15%			9.61%
Interest rate spread(14)		8.44%			9.03%

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
(4)The restatement impacts pertaining to the card product misclassification were immaterial to the average balance sheet for the three months ended March 31, 2024 and 2023. Therefore, the average balance sheets for these periods have not been adjusted for those immaterial impacts.
(5)The return on average assets, based on net income, was 0.56% and 0.73% for the three months ended March 31, 2024 and 2023, respectively.
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
(11)The return on average stockholders' equity, based on net income, was 24% and 28% for the three months ended March 31, 2024 and 2023, respectively.
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

Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%
	(As Restated)	(As Restated)
Discount and interchange revenue, net(1)	$321	$314	$7	2%
Protection products revenue	42	43	(1)	(2)%
Loan fee income	200	166	34	20%
Transaction processing revenue	87	67	20	30%
Gains (losses) on equity investments	—	(18)	18	(100)%
Other income	23	22	1	5%
Total other income	$673	$594	$79	13%

(1)Net of rewards, including Cashback Bonus rewards, of $703 million and $716 million for the three months ended March 31, 2024 and 2023, respectively.
Total other income increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increases in loan fee income and transaction processing revenue. Loan fee income increased primarily due to a higher volume of late payments. The increase in transaction processing revenue was driven primarily by higher debit transaction volume.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended March 31,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%
	(As Restated)
Employee compensation and benefits	$671	$625	$46	7%
Marketing and business development	250	241	9	4%
Information processing and communications	163	139	24	17%
Professional fees	292	232	60	26%
Premises and equipment	20	22	(2)	(9)%
Other expense	148	124	24	19%
Total other expense	$1,544	$1,383	$161	12%

Total other expense increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increases in professional fees and employee compensation and benefits. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. The increase in employee compensation and benefits was driven primarily by higher average salaries.

Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Income before income taxes	$1,119	$1,241
Income tax expense	$268	$286
Effective income tax rate	23.9%	23.0%

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
The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	March 31, 2024	December 31, 2023
	(As Restated)	(As Restated)
Total common stockholders' equity(1)	$13,614	$13,179
Less: goodwill	(255)	(255)
Tangible common equity	$13,359	$12,924

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared the following common stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Share
2024
April 17, 2024	May 23, 2024	June 06, 2024	$0.70
January 16, 2024	February 22, 2024	March 07, 2024	0.70
Total common stock dividends			$1.40

2023
October 16, 2023	November 22, 2023	December 07, 2023	$0.70
July 17, 2023	August 24, 2023	September 07, 2023	0.70
April 17, 2023	May 25, 2023	June 08, 2023	0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$2.70

Our Board of Directors declared the following Series C preferred stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2024
January 16, 2024	April 15, 2024	April 30, 2024	$27.50
Total Series C preferred stock dividends			$27.50

2023
July 17, 2023	October 13, 2023	October 30, 2023	$27.50
January 17, 2023	April 14, 2023	May 01, 2023	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2024
January 16, 2024	March 08, 2024	March 25, 2024	$30.625
Total Series D preferred stock dividends			$30.625

2023
July 17, 2023	September 08, 2023	September 25, 2023	$30.625
January 17, 2023	March 08, 2023	March 23, 2023	30.625
Total Series D preferred stock dividends			$61.250

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our interim Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our interim CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
At the time our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 was filed on May 1, 2024, our interim CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024. Subsequent to the original evaluation, our interim CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses disclosed within Part II, Item 9A. Controls and Procedures of the Company's annual report on Form 10-K/A for the year ended December 31, 2023, that led to the restatement of the Company’s condensed consolidated historical financial statements. For additional information see the Explanatory Note in this Form 10-Q/A and under Part II, Item 9A. Controls and Procedures of the Company's annual report on Form 10-K/A for the year ended December 31, 2023 filed on December 23, 2024.
Notwithstanding the conclusion by our interim CEO and CFO that our disclosure controls and procedures were not effective as of March 31, 2024, and notwithstanding the material weaknesses in our internal control over financial reporting described in Part II, Item 9A Controls and Procedures of the Company's annual report on Form 10-K/A for the year ended December 31, 2023, our interim CEO and CFO have concluded that the condensed consolidated financial statements as issued in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. ("GAAP").
Remediation Plan and Status
As of March 31, 2024, we have made progress against the remediation plan that we previously disclosed under Part II, Item 9A. Controls and Procedures in the Company's annual report on Form 10-K/A for the year ended December 31, 2023. While we believe that our remediation plan is sufficient to remediate the material weaknesses, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of March 31, 2024, this evaluation remains ongoing and we have not yet concluded on remediation.
Changes in Internal Control over Financial Reporting
Other than as outlined above, there have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2023.
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
10.1
Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for John B. Owen granted on January 31, 2024 (filed as Exhibit 10.1 to Discover Financial Services’ Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference thereto).

10.2
Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for Michael G. Rhodes granted on February 1, 2024 (filed as Exhibit 10.2 to Discover Financial Services’ Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference thereto).

10.3
Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for John T. Greene granted on February 22, 2024 (filed as Exhibit 10.3 to Discover Financial Services’ Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference thereto).

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

10.6
Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for J. Michael Shepherd granted on April 1, 2024 (filed as Exhibit 10.6 to Discover Financial Services’ Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference thereto).

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