Form 10-Q/A
period 2024-06-30
Discover Financial Services
filed 2024-12-23
CIK 1393612

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

EXPLANATORY NOTE
Discover Financial Services (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend and restate its unaudited condensed consolidated financial statements previously included in its Quarterly Report on Form 10-Q for the period ended June 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2024 (the “Original Report”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.
Restatement Background
As described in the Company's Current Report on Form 8-K filed with the SEC on November 25, 2024, on July 19, 2023, the Company disclosed that beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier (the “card product misclassification”). The card product classification impacts the pricing and charging of discount and interchange revenue, and the incorrect classification of certain credit card accounts resulted in overcharges to merchants and merchant acquirers, but it did not impact cardholders. Based on information available as of June 30, 2023, the Company recognized a liability of $365 million for counterparty restitution that was accounted for as the correction of an error. The Company determined that the revenue impact was not material to the consolidated financial statements of the Company for any of the impacted periods. While it was therefore determined that it was not necessary for the Company to restate any previously issued interim or annual financial statements, the cumulative misstatement was deemed material to the three and six months ended June 30, 2023 consolidated financial statements, and therefore, the Company determined that adjustment of the $365 million only through 2023 earnings was not appropriate. Therefore, the $365 million liability (the “Initial Liability”) was recorded as of June 30, 2023 with offsetting adjustments to merchant discount and interchange revenue and retained earnings, along with consequential impacts to deferred tax accruals. Comparable corrections were made for all prior periods presented in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023 and September 30, 2023, and subsequently in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As originally reported, the balance of the counterparty restitution liability as of December 31, 2023 was $375 million.
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

On November 25, 2024, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), acting on the recommendation of management, and after discussion with Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, concluded that (i) the Company’s audited financial statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2023 and (ii) the Company’s unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q previously filed with the SEC for the fiscal quarters ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024, should no longer be relied upon and should be restated to reflect the Alternative Approach. Certain of these periods are presented in this Form 10-Q/A to reflect the Alternative Approach as described above. Accordingly, any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company’s consolidated or condensed consolidated financials statements and other related financial information covering the periods described herein should no longer be relied upon. The Audit Committee also concluded that Deloitte’s report on the consolidated financial statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, previously included in the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024, should no longer be relied upon.
In connection with the restatement, the Company has identified three material weaknesses in internal control over financial reporting. The Audit Committee concluded that management’s report on the effectiveness of internal control over financial reporting as of December 31, 2023 and Deloitte’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, should no longer be relied upon. Management has also concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2024, because of these material weaknesses in its internal control over financial reporting. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weaknesses identified, see “Part I, Item 4 — Controls and Procedures” of this Form 10-Q/A.
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

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2024
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	June 30, 2024	December 31, 2023
	(As Restated)	(As Restated)
Assets
Cash and cash equivalents	$10,865	$11,685
Restricted cash	32	43
Investment securities (includes available-for-sale securities of $13,242 and $13,402 reported at fair value with associated amortized cost of $13,438 and $13,451 at June 30, 2024 and December 31, 2023, respectively)	13,508	13,655
Loan receivables
Loans held-for-sale	10,145	—
Loan portfolio	117,504	128,409
Total loan receivables	127,649	128,409
Allowance for credit losses	(8,481)	(9,283)
Net loan receivables	119,168	119,126
Premises and equipment, net	1,087	1,091
Goodwill	255	255
Other assets	5,973	5,858
Total assets	$150,888	$151,713
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$106,871	$107,493
Non-interest bearing deposit accounts	1,479	1,438
Total deposits	108,350	108,931
Short-term borrowings	—	750
Long-term borrowings	19,141	20,581
Accrued expenses and other liabilities	7,387	7,216
Total liabilities	134,878	137,478
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 572,265,525 and 570,837,720 shares issued at June 30, 2024 and December 31, 2023, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,056	1,056
Additional paid-in capital	4,603	4,553
Retained earnings	31,807	29,855
Accumulated other comprehensive loss	(398)	(225)
Treasury stock, at cost; 321,194,606 and 320,734,860 shares at June 30, 2024 and December 31, 2023, respectively	(21,064)	(21,010)
Total stockholders' equity	16,010	14,235
Total liabilities and stockholders' equity	$150,888	$151,713

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

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Interest income
Credit card loans	$3,959	$3,466	$7,897	$6,787
Other loans, including loans held-for-sale	729	606	1,441	1,170
Investment securities	125	106	249	207
Other interest income	158	112	332	203
Total interest income	4,971	4,290	9,919	8,367
Interest expense
Deposits	1,199	905	2,409	1,661
Short-term borrowings	—	—	6	—
Long-term borrowings	248	208	493	397
Total interest expense	1,447	1,113	2,908	2,058
Net interest income	3,524	3,177	7,011	6,309
Provision for credit losses	739	1,305	2,236	2,407
Net interest income after provision for credit losses	2,785	1,872	4,775	3,902
Other income
Discount and interchange revenue, net	437	353	758	667
Protection products revenue	42	44	84	87
Loan fee income	205	186	405	352
Transaction processing revenue	91	72	178	139
Gains (losses) on equity investments	—	1	—	(17)
Other income	239	28	262	50
Total other income	1,014	684	1,687	1,278
Other expense
Employee compensation and benefits	658	588	1,329	1,213
Marketing and business development	258	268	508	509
Information processing and communications	167	150	330	289
Professional fees	296	216	588	448
Premises and equipment	23	20	43	42
Other expense	336	162	484	286
Total other expense	1,738	1,404	3,282	2,787
Income before income taxes	2,061	1,152	3,180	2,393
Income tax expense	538	263	806	549
Net income	$1,523	$889	$2,374	$1,844
Net income allocated to common stockholders	$1,515	$883	$2,328	$1,801
Basic earnings per common share	$6.04	$3.49	$9.29	$7.00
Diluted earnings per common share	$6.03	$3.49	$9.29	$6.99

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income	$1,523	$889	$2,374	$1,844
Other comprehensive loss, net of tax
Unrealized losses on available-for-sale investment securities, net of tax	(14)	(151)	(111)	(59)
Unrealized gains (losses) on cash flow hedges, net of tax	9	(84)	(62)	(72)
Other comprehensive loss	(5)	(235)	(173)	(131)
Comprehensive income	$1,518	$654	$2,201	$1,713

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2023
Balance at March 31, 2023 (As Restated)	11	$1,056	570,460	$6	$4,493	$28,575	$(235)	$(20,297)	$13,598
Net income (As Restated)	—	—	—	—	—	889	—	—	889
Other comprehensive loss	—	—	—	—	—	—	(235)	—	(235)
Purchases of treasury stock	—	—	—	—	—	—	—	(708)	(708)
Common stock issued under employee benefit plans	—	—	29	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	139	—	12	—	—	—	12
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Balance at June 30, 2023 (As Restated)	11	$1,056	570,628	$6	$4,508	$29,287	$(470)	$(21,005)	$13,382

For the Three Months Ended June 30, 2024
Balance at March 31, 2024 (As Restated)	11	$1,056	571,595	$6	$4,578	$30,461	$(393)	$(21,038)	$14,670
Net income (As Restated)	—	—	—	—	—	1,523	—	—	1,523
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Purchases of treasury stock	—	—	—	—	—	—	—	(26)	(26)
Common stock issued under employee benefit plans	—	—	31	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	639	—	21	—	—	—	21
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Balance at June 30, 2024 (As Restated)	11	$1,056	572,265	$6	$4,603	$31,807	$(398)	$(21,064)	$16,010

See Notes to the Condensed Consolidated Financial Statements.

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2023
Balance at December 31, 2022 (As Restated)	11	$1,056	569,689	$6	$4,468	$27,758	$(339)	$(19,054)	$13,895
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income (As Restated)	—	—	—	—	—	1,844	—	—	1,844
Other comprehensive loss	—	—	—	—	—	—	(131)	—	(131)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,951)	(1,951)
Common stock issued under employee benefit plans	—	—	58	—	6	—	—	—	6
Common stock issued and stock-based compensation expense	—	—	881	—	34	—	—	—	34
Dividends — common stock ($1.30 per share)	—	—	—	—	—	(336)	—	—	(336)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at June 30, 2023 (As Restated)	11	$1,056	570,628	$6	$4,508	$29,287	$(470)	$(21,005)	$13,382

For the Six Months Ended June 30, 2024
Balance at December 31, 2023 (As Restated)	11	$1,056	570,838	$6	$4,553	$29,855	$(225)	$(21,010)	$14,235
Cumulative effect of ASU No. 2023-02 adoption	—	—	—	—	—	(37)	—	—	(37)
Net income (As Restated)	—	—	—	—	—	2,374	—	—	2,374
Other comprehensive loss	—	—	—	—	—	—	(173)	—	(173)
Purchases of treasury stock	—	—	—	—	—	—	—	(54)	(54)
Common stock issued under employee benefit plans	—	—	56	—	7	—	—	—	7
Common stock issued and stock-based compensation expense	—	—	1,371	—	43	—	—	—	43
Dividends — common stock ($1.40 per share)	—	—	—	—	—	(354)	—	—	(354)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at June 30, 2024 (As Restated)	11	$1,056	572,265	$6	$4,603	$31,807	$(398)	$(21,064)	$16,010

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Six Months Ended June 30,
	2024	2023
	(As Restated)	(As Restated)
Cash flows provided by operating activities
Net income	$2,374	$1,844
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,236	2,407
Deferred income taxes	113	(277)
Depreciation and amortization	178	248
Amortization of deferred revenues	(226)	(215)
Net losses on investments and other assets	31	37
Other, net	29	51
Changes in assets and liabilities:
Increase in other assets	(323)	(18)
Increase (decrease) in accrued expenses and other liabilities	9	(779)
Net cash provided by operating activities	4,421	3,298

Cash flows provided by (used for) investing activities
Maturities of available-for-sale investment securities	1,046	905
Purchases of available-for-sale investment securities	(962)	(2,163)
Maturities of held-to-maturity investment securities	8	8
Purchases of held-to-maturity investment securities	(22)	(33)
Net change in principal on loans originated for investment	(2,105)	(7,362)
Proceeds from the sale of other real estate owned	1	—
Proceeds from the sale of other investments	1	4
Purchases of other investments	(22)	(34)
Proceeds from sale of premises and equipment	59	—
Purchases of premises and equipment	(136)	(158)
Net cash used for investing activities	(2,132)	(8,833)

Cash flows provided by (used for) financing activities
Net change in short-term borrowings	(750)	—
Net change in deposits	(602)	7,327
Proceeds from issuance of securitized debt	—	2,237
Maturities and repayment of securitized debt	(1,333)	(1,185)
Maturities and repayments of other long-term borrowings	(1)	(803)
Proceeds from issuance of common stock	7	6
Purchases of treasury stock	(54)	(1,933)
Dividends paid on common and preferred stock	(387)	(367)
Net cash (used for) provided by financing activities	(3,120)	5,282
Net decrease in cash, cash equivalents and restricted cash	(831)	(253)
Cash, cash equivalents and restricted cash, at the beginning of the period	11,728	8,897
Cash, cash equivalents and restricted cash, at the end of the period	$10,897	$8,644

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,865	$8,605
Restricted cash	32	39
Cash, cash equivalents and restricted cash, at the end of the period	$10,897	$8,644

Supplemental disclosures of non-cash information:
Net transfers from loans held-for-investment to loans held-for-sale	$10,145	$—

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for the fair presentation of results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's 2023 audited consolidated financial statements filed with the Company's annual report on Form 10-K/A for the year ended December 31, 2023. The condensed consolidated financial statements for the period ended June 30, 2023 have been restated as disclosed in the Company's annual report on Form 10-K/A for the year ended December 31, 2023.
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

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Three Months Ended June 30, 2024
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(18)	$4	$(14)
Net change	$(18)	$4	$(14)
Cash Flow Hedges
Net unrealized losses arising during the period	$(31)	$7	$(24)
Amounts reclassified from AOCI	44	(11)	33
Net change	$13	$(4)	$9

For the Three Months Ended June 30, 2023
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(199)	$48	$(151)
Net change	$(199)	$48	$(151)
Cash Flow Hedges
Net unrealized losses arising during the period	$(127)	$31	$(96)
Amounts reclassified from AOCI	16	(4)	12
Net change	$(111)	$27	$(84)

For the Six Months Ended June 30, 2024
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(147)	$36	$(111)
Net change	$(147)	$36	$(111)
Cash Flow Hedges
Net unrealized losses arising during the period	$(162)	$39	$(123)
Amounts reclassified from AOCI	81	(20)	61
Net change	$(81)	$19	$(62)

For the Six Months Ended June 30, 2023
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(77)	$18	$(59)
Net change	$(77)	$18	$(59)
Cash Flow Hedges
Net unrealized losses arising during the period	$(117)	$29	$(88)
Amounts reclassified from AOCI	21	(5)	16
Net change	$(96)	$24	$(72)

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Income before income taxes	$2,061	$1,152	$3,180	$2,393
Income tax expense	$538	$263	$806	$549
Effective income tax rate	26.1%	23.0%	25.3%	22.9%

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
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Numerator
Net income	$1,523	$889	$2,374	$1,844
Preferred stock dividends	—	—	(31)	(31)
Net income available to common stockholders	1,523	889	2,343	1,813
Income allocated to participating securities	(8)	(6)	(15)	(12)
Net income allocated to common stockholders	$1,515	$883	$2,328	$1,801
Denominator
Weighted-average shares of common stock outstanding	251	253	251	257
Weighted-average shares of common stock outstanding and common stock equivalents	251	253	251	257

Basic earnings per common share	$6.04	$3.49	$9.29	$7.00
Diluted earnings per common share	$6.03	$3.49	$9.29	$6.99

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

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
	(As Restated)	(As Restated)	(As Restated)		(As Restated)
At June 30, 2024
Total capital (to risk-weighted assets)
Discover Financial Services	$18,811	14.2%	$10,586	≥8.0%	$13,233	≥10.0%
Discover Bank	$18,052	13.8%	$10,438	≥8.0%	$13,048	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$16,689	12.6%	$7,940	≥6.0%	$7,940	≥6.0%
Discover Bank	$15,203	11.7%	$7,829	≥6.0%	$10,438	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$16,689	11.1%	$6,041	≥4.0%	N/A	N/A
Discover Bank	$15,203	10.2%	$5,968	≥4.0%	$7,460	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$15,633	11.8%	$5,955	≥4.5%	N/A	N/A
Discover Bank	$15,203	11.7%	$5,872	≥4.5%	$8,481	≥6.5%

December 31, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,399	13.2%	$10,509	≥8.0%	$13,137	≥10.0%
Discover Bank	$16,409	12.7%	$10,381	≥8.0%	$12,976	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,279	11.6%	$7,882	≥6.0%	$7,882	≥6.0%
Discover Bank	$13,459	10.4%	$7,786	≥6.0%	$10,381	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,279	10.3%	$5,915	≥4.0%	N/A	N/A
Discover Bank	$13,459	9.2%	$5,833	≥4.0%	$7,292	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,223	10.8%	$5,911	≥4.5%	N/A	N/A
Discover Bank	$13,459	10.4%	$5,839	≥4.5%	$8,435	≥6.5%

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
Card Product Misclassification
As of June 30, 2024, the balance of the Company's counterparty restitution liability was $1.2 billion, reflecting additional accruals for interest on the overcharges committed to as part of the counterparty restitution plan approved by the Board of Directors in the third quarter of 2023, additional concessions agreed to as part of the class action settlement negotiations in the first and second quarters of 2024 and settlement disbursements made year-to-date. As reported in the Company's Current Report on Form 8-K filed on July 3, 2024, on July 1, 2024, the Company and certain of its subsidiaries entered into a settlement agreement to resolve putative class actions filed on behalf of merchants allegedly affected by the card product misclassification. The settlement agreement, which is subject to court approval, would resolve claims by parties affected by the card product misclassification (merchants, merchant acquirers and other intermediaries). The Company expects all payments under the settlement agreement to be covered by the $1.2 billion liability. Substantially all of the liability as of June 30, 2024, represents amounts payable to or on behalf of impacted merchants, merchant acquirers and other intermediaries in settlement of the card product misclassification matter, with $26 million of that balance representing provision for legal fees and expenses payable to plaintiffs' counsel. The liability does not include any potential fines or penalties, or the cost of administering the distribution of funds to affected parties.
The following table summarizes the change in the Company's counterparty restitution liability pertaining to the card product misclassification (dollars in millions):

	For the Six Months Ended June 30, 2024
	As Previously Reported	Restatement Impacts	As Restated
Balance at December 31, 2023	$375	$784	$1,159
Provision for refund of overcharges	598	(598)	—
Provision for interest on overcharges	136	(108)	28
Provision for other settlement concessions	76	—	76
Disbursements	(21)	—	(21)
Balance at June 30, 2024	$1,164	$78	$1,242

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
In addition, the Company and its subsidiaries have been named as defendants in various lawsuits, including a putative class action on behalf of shareholders and a shareholder derivative action. The Company is also cooperating with a Securities and Exchange Commission investigation into the card product misclassification matter. The Company believes that additional losses are probable as a result of these actions and such losses could be material but it is not able to make a reasonable estimate of the amount or range of such losses as of June 30, 2024.

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
Derivatives Cleared Through an Exchange
Cash variation margin payments on derivatives cleared through an exchange are legally considered settlement payments and are accounted for with corresponding derivative positions as one unit of account and not presented separately as collateral.. With settlement payments on derivative positions cleared through this exchange reflected as offsets to the associated derivative asset and liability balances, the fair values of derivative instruments and collateral balances shown are generally reduced.
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
•The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.
•Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's CODM.

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
	(As Restated)		(As Restated)
For the Three Months Ended June 30, 2024
Interest income
Credit card loans	$3,959	$—	$3,959
Private student loans	256	—	256
Personal loans	347	—	347
Other loans	126	—	126
Other interest income	283	—	283
Total interest income	4,971	—	4,971
Interest expense	1,447	—	1,447
Net interest income	3,524	—	3,524
Provision for credit losses	739	—	739
Other income	691	323	1,014
Other expense	1,692	46	1,738
Income before income taxes	$1,784	$277	$2,061

For the Three Months Ended June 30, 2023
Interest income
Credit card loans	$3,466	$—	$3,466
Private student loans	255	—	255
Personal loans	278	—	278
Other loans	73	—	73
Other interest income	218	—	218
Total interest income	4,290	—	4,290
Interest expense	1,113	—	1,113
Net interest income	3,177	—	3,177
Provision for credit losses	1,305	—	1,305
Other income	569	115	684
Other expense	1,359	45	1,404
Income before income taxes	$1,082	$70	$1,152

	Digital Banking	Payment Services	Total
	(As Restated)		(As Restated)
For the Six Months Ended June 30, 2024
Interest income
Credit card loans	$7,897	$—	$7,897
Private student loans	520	—	520
Personal loans	680	—	680
Other loans	241	—	241
Other interest income	581	—	581
Total interest income	9,919	—	9,919
Interest expense	2,908	—	2,908
Net interest income	7,011	—	7,011
Provision for credit losses	2,236	—	2,236
Other income	1,232	455	1,687
Other expense	3,186	96	3,282
Income before income taxes	$2,821	$359	$3,180

For the Six Months Ended June 30, 2023
Interest income
Credit card loans	$6,787	$—	$6,787
Private student loans	507	—	507
Personal loans	526	—	526
Other loans	137	—	137
Other interest income	410	—	410
Total interest income	8,367	—	8,367
Interest expense	2,058	—	2,058
Net interest income	6,309	—	6,309
Provision for credit losses	2,407	—	2,407
Other income	1,075	203	1,278
Other expense	2,701	86	2,787
Income (loss) before income taxes	$2,276	$117	$2,393

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
	(As Restated)		(As Restated)
For the Three Months Ended June 30, 2024
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$411	$26	$437
Protection products revenue	42	—	42
Transaction processing revenue	—	91	91
Other income	33	206	239
Total other income subject to ASC 606(2)	486	323	809
Other income not subject to ASC 606
Loan fee income	205	—	205
Total other income not subject to ASC 606	205	—	205
Total other income by operating segment	$691	$323	$1,014

For the Three Months Ended June 30, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$332	$21	$353
Protection products revenue	44	—	44
Transaction processing revenue	—	72	72
Other income	7	21	28
Total other income subject to ASC 606(2)	383	114	497
Other income not subject to ASC 606
Loan fee income	186	—	186
Gains (losses) on equity investments	—	1	1
Total other income (loss) not subject to ASC 606	186	1	187
Total other income by operating segment	$569	$115	$684

	Digital Banking	Payment Services	Total
	(As Restated)		(As Restated)
For the Six Months Ended June 30, 2024
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$707	$51	$758
Protection products revenue	84	—	84
Transaction processing revenue	—	178	178
Other income	36	226	262
Total other income subject to ASC 606(2)	827	455	1,282
Other income not subject to ASC 606
Loan fee income	405	—	405
Total other income (loss) not subject to ASC 606	405	—	405
Total other income by operating segment	$1,232	$455	$1,687

For the Six Months Ended June 30, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$626	$41	$667
Protection products revenue	87	—	87
Transaction processing revenue	—	139	139
Other income	10	40	50
Total other income subject to ASC 606(2)	723	220	943
Other income not subject to ASC 606
Loan fee income	352	—	352
Gains (losses) on equity investments	—	(17)	(17)
Total other income (loss) not subject to ASC 606	352	(17)	335
Total other income (loss) by operating segment	$1,075	$203	$1,278

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

18.     Restatement of Financial Statements

In connection with the card product misclassification matter as described in Note 1: Background and Basis of Presentation — Restatement of Financial Statements, the Company determined that corrections to the financial statements for the impact of the card product classification were required for the current period presented in this Form 10-Q/A. The Company has made these corrections to the recognition of discount and interchange revenue, other expense and income tax expense, as well as the related impacts to assets, liabilities and retained earnings in the current period presented in this Form 10-Q/A. Assets were impacted by adjustments to deferred tax assets, and liabilities were impacted by an adjustment to the liability for estimated refunds to merchants and merchant acquirers.

The restatement impacts to the Company's condensed consolidated statement of financial condition were as shown below (dollars in millions):

	June 30, 2024
	As Previously Reported	Restatement Impacts	As Restated
Assets
Other assets	$5,952	$21	$5,973
Total assets	$150,867	$21	$150,888

Liabilities and Stockholders' Equity
Liabilities
Accrued expenses and other liabilities	$7,309	$78	$7,387
Total liabilities	$134,800	$78	$134,878

Stockholders' Equity
Retained earnings	$31,864	$(57)	$31,807
Total stockholders' equity	$16,067	$(57)	$16,010
Total liabilities and stockholders' equity	$150,867	$21	$150,888

The restatement impacts to the Company's condensed consolidated statements of income were as shown below (dollars in millions):

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Other income
Discount and interchange revenue, net	$437	$—	$437	$808	$(50)	$758
Total other income	$1,014	$—	$1,014	$1,737	$(50)	$1,687

Other expense
Other expense	$327	$9	$336	$1,240	$(756)	$484
Total other expense	$1,729	$9	$1,738	$4,038	$(756)	$3,282

Income before income taxes	$2,070	$(9)	$2,061	$2,474	$706	$3,180
Income tax expense	$540	$(2)	$538	$636	$170	$806
Net income	$1,530	$(7)	$1,523	$1,838	$536	$2,374
Net income allocated to common stockholders	$1,521	$(6)	$1,515	$1,795	$533	$2,328
Basic earnings per common share	$6.06	$(0.02)	$6.04	$7.17	$2.12	$9.29
Diluted earnings per common share	$6.06	$(0.03)	$6.03	$7.16	$2.13	$9.29

The restatement impacts to the Company's condensed consolidated statements of comprehensive income were as shown below (dollars in millions):

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net income	$1,530	$(7)	$1,523	$1,838	$536	$2,374
Comprehensive income	$1,525	$(7)	$1,518	$1,665	$536	$2,201

The restatement impacts to the Company's condensed consolidated statements of changes in stockholders' equity were as shown below (dollars in millions):

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Three Months Ended June 30, 2024
Balance at March 31, 2024	$30,511	$14,720
Net income	$1,530	$1,530
Balance at June 30, 2024	$31,864	$16,067

Restatement Impacts
For the Three Months Ended June 30, 2024
Balance at March 31, 2024	$(50)	$(50)
Net income	$(7)	$(7)
Balance at June 30, 2024	$(57)	$(57)

As Restated
For the Three Months Ended June 30, 2024
Balance at March 31, 2024	$30,461	$14,670
Net income	$1,523	$1,523
Balance at June 30, 2024	$31,807	$16,010

	Retained Earnings	Total Stockholders' Equity
As Previously Reported
For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$30,448	$14,828
Net income	$1,838	$1,838
Balance at June 30, 2024	$31,864	$16,067

Restatement Impacts
For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$(593)	$(593)
Net income	$536	$536
Balance at June 30, 2024	$(57)	$(57)

As Restated
For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$29,855	$14,235
Net income	$2,374	$2,374
Balance at June 30, 2024	$31,807	$16,010

The restatement impacts to the Company's condensed consolidated statement of cash flows were as shown below (dollars in millions):

	For the Six Months Ended June 30, 2024
	As Previously Reported	Restatement Impacts	As Restated
Cash flows provided by operating activities
Net income	$1,838	$536	$2,374
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(57)	$170	$113
Changes in assets and liabilities:
Increase in other assets	$(323)	$—	$(323)
Increase in accrued expenses and liabilities	$715	$(706)	$9
Net cash provided by operating activities	$4,421	$—	$4,421

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
•As restated, net income was $1.5 billion, or $6.03 per diluted share, compared to net income of $889 million, or $3.49 per diluted share, in the prior year.
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
The following table presents segment data (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Digital Banking
Interest income
Credit card loans	$3,959	$3,466	$7,897	$6,787
Private student loans	256	255	520	507
Personal loans	347	278	680	526
Other loans	126	73	241	137
Other interest income	283	218	581	410
Total interest income	4,971	4,290	9,919	8,367
Interest expense	1,447	1,113	2,908	2,058
Net interest income	3,524	3,177	7,011	6,309
Provision for credit losses	739	1,305	2,236	2,407
Other income	691	569	1,232	1,075
Other expense	1,692	1,359	3,186	2,701
Income before income taxes	1,784	1,082	2,821	2,276
Payment Services
Other income	323	115	455	203
Other expense	46	45	96	86
Income before income taxes	277	70	359	117
Total income before income taxes	$2,061	$1,152	$3,180	$2,393

The following table presents information on transaction volume (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Network Transaction Volume
PULSE Network	$81,749	$69,008	$160,822	$134,276
Network Partners	8,111	10,408	19,181	21,036
Diners Club(1)	9,421	9,897	19,602	19,108
Total Payment Services	99,281	89,313	199,605	174,420
Discover Network — Proprietary(2)	55,351	57,099	107,115	108,925
Total Network Transaction Volume	$154,632	$146,412	$306,720	$283,345
Transactions Processed on Networks
Discover Network	936	940	1,819	1,790
PULSE Network	2,413	1,761	4,725	3,386
Total Transaction Processed on Networks	3,349	2,701	6,544	5,176
Credit Card Volume
Discover Card Volume(3)	$56,441	$58,774	$109,680	$112,903
Discover Card Sales Volume(4)	$53,482	$55,229	$103,619	$105,817

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
Digital Banking
As restated, our Digital Banking segment reported pretax income of $1.8 billion and $2.8 billion, respectively, for the three and six months ended June 30, 2024, as compared to $1.1 billion and $2.3 billion, respectively, for the same periods in 2023.
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
Total other expense increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to increases in other expense, professional fees and employee compensation and benefits. Other expense increased primarily due to a charge for potential regulatory penalties related to the card product misclassification. For information regarding the card product misclassification, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. The increase in employee compensation and benefits was driven primarily by higher average salaries.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended June 30,		2024 vs. 2023 Increase (Decrease)		For the Six Months Ended June 30,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Interest income	$4,971	$4,290	$681	16%	$9,919	$8,367	$1,552	19%
Interest expense	1,447	1,113	334	30%	2,908	2,058	850	41%
Net interest income	3,524	3,177	347	11%	7,011	6,309	702	11%
Provision for credit losses	739	1,305	(566)	(43)%	2,236	2,407	(171)	(7)%
Net interest income after provision for credit losses	2,785	1,872	913	49%	4,775	3,902	873	22%
Other income	1,014	684	330	48%	1,687	1,278	409	32%
Other expense	1,738	1,404	334	24%	3,282	2,787	495	18%
Income before income taxes	2,061	1,152	909	79%	3,180	2,393	787	33%
Income tax expense	538	263	275	105%	806	549	257	47%
Net income	$1,523	$889	$634	71%	$2,374	$1,844	$530	29%
Net income allocated to common stockholders	$1,515	$883	$632	72%	$2,328	$1,801	$527	29%

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
Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended June 30,
	2024			2023
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,701	5.47%	$146	$8,664	5.11%	$110
Restricted cash	590	8.33%	12	75	10.27%	2
Investment securities	13,492	3.74%	125	12,587	3.38%	106
Loan receivables(1)
Credit card loans(2)(3)	99,584	15.99%	3,959	91,825	15.14%	3,466
Private student loans(4)	10,304	9.97%	256	10,343	9.87%	255
Personal loans	10,266	13.60%	347	8,744	12.72%	278
Other	6,829	7.45%	126	4,347	6.81%	73
Total loan receivables	126,983	14.85%	4,688	115,259	14.17%	4,072
Total interest-earning assets	151,766	13.18%	4,971	136,585	12.60%	4,290
Allowance for credit losses	(9,245)			(7,691)
Other assets(5)	7,953			6,668
Total assets(6)	$150,474			$135,562
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(7)	$44,124	4.72%	518	$37,424	3.68%	344
Money market deposits	7,203	4.23%	76	8,282	4.08%	84
Other interest-bearing savings deposits	56,183	4.33%	605	49,686	3.85%	477
Total interest-bearing deposits	107,510	4.48%	1,199	95,392	3.80%	905
Borrowings
Short-term borrowings	4	5.54%	NM	2	5.22%	NM
Securitized borrowings(8)(9)(10)	10,432	4.89%	127	10,214	4.24%	108
Other long-term borrowings(9)(10)(11)	9,517	5.12%	121	9,068	4.44%	100
Total borrowings	19,953	5.00%	248	19,284	4.33%	208
Total interest-bearing liabilities	127,463	4.56%	1,447	114,676	3.89%	1,113
Other liabilities and stockholders' equity(5)(12)	23,011			20,886
Total liabilities and stockholders' equity	$150,474			$135,562
Net interest income			$3,524			$3,177
Net interest margin(13)		11.17%			11.06%
Net yield on interest-earning assets(14)		9.34%			9.33%
Interest rate spread(15)		8.62%			8.71%

	For the Six Months Ended June 30,
	2024			2023
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$11,341	5.49%	$310	$8,007	4.90%	$195
Restricted cash	574	7.70%	22	330	5.33%	8
Investment securities	13,587	3.69%	249	12,412	3.37%	207
Loan receivables(1)
Credit card loans(2)(3)	99,947	15.89%	7,897	90,649	15.10%	6,787
Private student loans(4)	10,440	10.01%	520	10,444	9.77%	507
Personal loans	10,135	13.50%	680	8,451	12.54%	526
Other	6,532	7.42%	241	4,119	6.73%	137
Total loan receivables	127,054	14.78%	9,338	113,663	14.12%	7,957
Total interest-earning assets	152,556	13.08%	9,919	134,412	12.55%	8,367
Allowance for credit losses	(9,262)			(7,500)
Other assets(5)	7,831			6,582
Total assets(6)	$151,125			$133,494
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(7)	$45,057	4.67%	1,047	$35,321	3.44%	603
Money market deposits	7,231	4.28%	154	8,524	3.92%	166
Other interest-bearing savings deposits	55,782	4.36%	1,208	49,472	3.63%	892
Total interest-bearing deposits	108,070	4.48%	2,409	93,317	3.59%	1,661
Borrowings
Short-term borrowings	2	5.54%	NM	1	5.22%	NM
Securitized borrowings(8)(9)(10)	10,886	4.80%	260	9,942	3.96%	195
Other long-term borrowings(9)(10)(11)	9,544	5.03%	239	9,219	4.42%	202
Total borrowings	20,432	4.91%	499	19,162	4.18%	397
Total interest-bearing liabilities	128,502	4.55%	2,908	112,479	3.69%	2,058
Other liabilities and stockholders’ equity(5)(12)	22,623			21,015
Total liabilities and stockholders’ equity	$151,125			$133,494
Net interest income			$7,011			$6,309
Net interest margin(13)		11.10%			11.19%
Net yield on interest-earning assets(14)		9.24%			9.47%
Interest rate spread(15)		8.53%			8.86%

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
(5)The restatement impacts pertaining to the card product misclassification were immaterial to the average balance sheet for the three and six months ended June 30, 2024 and 2023. Therefore, the average balance sheets for these periods have not been adjusted for those immaterial impacts.
(6)The return on average assets, based on net income, was 1.01% and 0.66% for the three months ended June 30, 2024 and 2023, respectively, and 1.57% and 1.38% for the six months ended June 30, 2024 and 2023, respectively.
(7)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and six months ended June 30, 2024.
(8)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three and six months ended June 30, 2024 and 2023.
(9)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and six months ended June 30, 2024 and 2023.
(10)Includes the impact of terminated derivatives formerly designated as fair value hedges for the three and six months ended June 30, 2024 and 2023.
(11)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three and six months ended June 30, 2024 and 2023.
(12)The return on average stockholders' equity, based on net income, was 40% and 26% for the three months ended June 30, 2024 and 2023, respectively, and 32% and 27% for the six months ended June 30, 2024 and 2023, respectively.
(13)Net interest margin represents net interest income as a percentage of average total loan receivables.
(14)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(15)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing

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
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended June 30,		2024 vs 2023 Increase (Decrease)		For the Six Months Ended June 30,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
		(As Restated)			(As Restated)	(As Restated)
Discount and interchange revenue, net(1)	$437	$353	$84	24%	$758	$667	$91	14%
Protection products revenue	42	44	(2)	(5)%	84	87	(3)	(3)%
Loan fee income	205	186	19	10%	405	352	53	15%
Transaction processing revenue	91	72	19	26%	178	139	39	28%
Gains (losses) on equity investments	—	1	(1)	(100)%	—	(17)	17	(100)%
Other income	239	28	211	754%	262	50	212	424%
Total other income	$1,014	$684	$330	48%	$1,687	$1,278	$409	32%

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

Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		2024 vs. 2023 Increase (Decrease)		For the Six Months Ended June 30,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
	(As Restated)				(As Restated)
Employee compensation and benefits	$658	$588	$70	12%	$1,329	$1,213	$116	10%
Marketing and business development	258	268	(10)	(4)%	508	509	(1)	—%
Information processing and communications	167	150	17	11%	330	289	41	14%
Professional fees	296	216	80	37%	588	448	140	31%
Premises and equipment	23	20	3	15%	43	42	1	2%
Other expense	336	162	174	107%	484	286	198	69%
Total other expense	$1,738	$1,404	$334	24%	$3,282	$2,787	$495	18%

Total other expense increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to increases in other expense, professional fees and employee compensation and benefits. Other expense increased primarily due to a charge for potential regulatory penalties related to the card product misclassification. For information regarding the card product misclassification, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives. The increase in employee compensation and benefits was driven primarily by higher average salaries.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Income before income taxes	$2,061	$1,152	$3,180	$2,393
Income tax expense	$538	$263	$806	$549
Effective income tax rate	26.1%	23.0%	25.3%	22.9%

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
The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	June 30, 2024	December 31, 2023
	(As Restated)	(As Restated)
Total common stockholders' equity(1)	$14,954	$13,179
Less: goodwill	(255)	(255)
Tangible common equity	$14,699	$12,924

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.

Our Board of Directors declared the following common stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Share
2024
July 15, 2024	August 22, 2024	September 05, 2024	$0.70
April 17, 2024	May 23, 2024	June 06, 2024	0.70
January 16, 2024	February 22, 2024	March 07, 2024	0.70
Total common stock dividends			$2.10

2023
October 16, 2023	November 22, 2023	December 07, 2023	$0.70
July 17, 2023	August 24, 2023	September 07, 2023	0.70
April 17, 2023	May 25, 2023	June 08, 2023	0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$2.70

Our Board of Directors declared the following Series C preferred stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2024
July 15, 2024	October 15, 2024	October 30, 2024	$27.50
January 16, 2024	April 15, 2024	April 30, 2024	27.50
Total Series C preferred stock dividends			$55.00

2023
July 17, 2023	October 13, 2023	October 30, 2023	$27.50
January 17, 2023	April 14, 2023	May 01, 2023	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2024
July 15, 2024	September 06, 2024	September 23, 2024	$30.625
January 16, 2024	March 08, 2024	March 25, 2024	30.625
Total Series D preferred stock dividends			$61.250

2023
July 17, 2023	September 08, 2023	September 25, 2023	$30.625
January 17, 2023	March 08, 2023	March 23, 2023	30.625
Total Series D preferred stock dividends			$61.250

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
At the time our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 was filed on July 31, 2024, our interim CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024. Subsequent to the original evaluation, our interim CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses disclosed within Part II, Item 9A. Controls and Procedures of the Company's annual report on Form 10-K/A for the year ended December 31, 2023, that led to the restatement of the Company's condensed consolidated historical financial statements. For additional information see the Explanatory Note in this Form 10-Q/A and under Part II, Item 9A Controls and Procedures of the Company's annual report on Form 10-K/A for the year ended December 31, 2023 filed on December 23, 2024.
Notwithstanding the conclusion by our interim CEO and CFO that our disclosure controls and procedures were not effective as of June 30, 2024, and notwithstanding the material weaknesses in our internal control over financial reporting described in Part II. Item 9A Controls and Procedures of the Company's annual report on Form 10-K/A for the year ended December 31, 2023, our interim CEO and CFO have concluded that the condensed consolidated financial statements as issued in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. ("GAAP").
Remediation Plan and Status
As of June 30, 2024, we have made progress against the remediation plan that we previously disclosed under Part II, Item 9A. Controls and Procedures in the Company's annual report on Form 10-K/A for the year ended December 31, 2023. While we believe that our remediation plan is sufficient to remediate the material weaknesses, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2024, this evaluation remains ongoing and we have not yet concluded on remediation.
Changes in Internal Control over Financial Reporting
Other than as outlined above, there have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Discover Financial Services Change in Control Severance Policy, as amended and restated on May 3, 2024 (filed as Exhibit 10.1 to Discover Financial Services’ Report on Form 10-Q filed on July 31, 2024 and incorporated herein by reference thereto).

10.2	Form Merger Retention Agreement (filed as Exhibit 10.2 to Discover Financial Services’ Report on Form 10-Q filed on July 31, 2024 and incorporated herein by reference thereto).

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