Form 10-Q
period 2024-09-30
Discover Financial Services
filed 2024-12-23
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	September 30, 2024	December 31, 2023
		(As Restated)
Assets
Cash and cash equivalents	$10,787	$11,685
Restricted cash	36	43
Other short-term investments	735	—
Investment securities (includes available-for-sale securities of $14,590 and $13,402 reported at fair value with associated amortized cost of $14,470 and $13,451 at September 30, 2024 and December 31, 2023, respectively)	14,865	13,655
Loan receivables
Loans held-for-sale	8,484	—
Loan portfolio	118,509	128,409
Total loan receivables	126,993	128,409
Allowance for credit losses	(8,512)	(9,283)
Net loan receivables	118,481	119,126
Premises and equipment, net	1,085	1,091
Goodwill	255	255
Other assets	5,371	5,858
Total assets	$151,615	$151,713
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$108,356	$107,493
Non-interest bearing deposit accounts	1,496	1,438
Total deposits	109,852	108,931
Short-term borrowings	750	750
Long-term borrowings	17,427	20,581
Accrued expenses and other liabilities	6,477	7,216
Total liabilities	134,506	137,478
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 572,469,165 and 570,837,720 shares issued at September 30, 2024 and December 31, 2023, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,056	1,056
Additional paid-in capital	4,633	4,553
Retained earnings	32,469	29,855
Accumulated other comprehensive income (loss)	17	(225)
Treasury stock, at cost; 321,255,534 and 320,734,860 shares at September 30, 2024 and December 31, 2023, respectively	(21,072)	(21,010)
Total stockholders' equity	17,109	14,235
Total liabilities and stockholders' equity	$151,615	$151,713

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

	September 30, 2024	December 31, 2023
Assets
Restricted cash	$36	$43
Loans held-for-sale	$132	$—
Loan portfolio	$28,643	$30,590
Allowance for credit losses allocated to securitized loan receivables	$(1,334)	$(1,347)
Other assets	$4	$3
Liabilities
Short- and long-term borrowings	$9,307	$11,743
Accrued expenses and other liabilities	$15	$19

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Interest income
Credit card loans	$4,092	$3,726	$11,989	$10,513
Other loans, including loans held-for-sale	742	653	2,183	1,823
Investment securities	130	120	379	327
Other interest income	148	111	480	314
Total interest income	5,112	4,610	15,031	12,977
Interest expense
Deposits	1,213	1,061	3,622	2,722
Short-term borrowings	8	2	14	2
Long-term borrowings	236	225	729	622
Total interest expense	1,457	1,288	4,365	3,346
Net interest income	3,655	3,322	10,666	9,631
Provision for credit losses	1,473	1,702	3,709	4,109
Net interest income after provision for credit losses	2,182	1,620	6,957	5,522
Other income
Discount and interchange revenue, net	363	360	1,121	1,027
Protection products revenue	42	42	126	129
Loan fee income	214	194	619	546
Transaction processing revenue	84	82	262	221
Other income	95	27	357	60
Total other income	798	705	2,485	1,983
Other expense
Employee compensation and benefits	703	575	2,032	1,788
Marketing and business development	263	283	771	792
Information processing and communications	197	149	527	438
Professional fees	323	281	911	729
Premises and equipment	25	22	68	64
Other expense	277	254	761	540
Total other expense	1,788	1,564	5,070	4,351
Income before income taxes	1,192	761	4,372	3,154
Income tax expense	322	175	1,128	724
Net income	$870	$586	$3,244	$2,430
Net income allocated to common stockholders	$834	$550	$3,162	$2,351
Basic earnings per common share	$3.32	$2.21	$12.61	$9.23
Diluted earnings per common share	$3.32	$2.21	$12.61	$9.22

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net income	$870	$586	$3,244	$2,430
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale investment securities, net of tax	239	(83)	128	(142)
Unrealized gains (losses) on cash flow hedges, net of tax	176	(20)	114	(92)
Other comprehensive income (loss)	415	(103)	242	(234)
Comprehensive income	$1,285	$483	$3,486	$2,196

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2023
Balance at June 30, 2023 (As Restated)	11	$1,056	570,628	$6	$4,508	$29,287	$(470)	$(21,005)	$13,382
Net income (As Restated)	—	—	—	—	—	586	—	—	586
Other comprehensive loss	—	—	—	—	—	—	(103)	—	(103)
Purchases of treasury stock	—	—	—	—	—	—	—	(4)	(4)
Common stock issued under employee benefit plans	—	—	32	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	121	—	9	—	—	—	9
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(15)	—	—	(15)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at September 30, 2023 (As Restated)	11	$1,056	570,781	$6	$4,520	$29,665	$(573)	$(21,009)	$13,665

For the Three Months Ended September 30, 2024
Balance at June 30, 2024 (As Restated)	11	$1,056	572,265	$6	$4,603	$31,807	$(398)	$(21,064)	$16,010
Net income	—	—	—	—	—	870	—	—	870
Other comprehensive income	—	—	—	—	—	—	415	—	415
Purchases of treasury stock	—	—	—	—	—	—	—	(8)	(8)
Common stock issued under employee benefit plans	—	—	24	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	180	—	27	—	—	—	27
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(15)	—	—	(15)
Dividends — Series D preferred stock (3,062.50 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance at September 30, 2024	11	$1,056	572,469	$6	$4,633	$32,469	$17	$(21,072)	$17,109

See Notes to the Condensed Consolidated Financial Statements.

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2023
Balance at December 31, 2022 (As Restated)	11	$1,056	569,689	$6	$4,468	$27,758	$(339)	$(19,054)	$13,895
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income (As Restated)	—	—	—	—	—	2,430	—	—	2,430
Other comprehensive loss	—	—	—	—	—	—	(234)	—	(234)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,955)	(1,955)
Common stock issued under employee benefit plans	—	—	90	—	9	—	—	—	9
Common stock issued and stock-based compensation expense	—	—	1,002	—	43	—	—	—	43
Dividends — common stock ($2.00 per share)	—	—	—	—	—	(513)	—	—	(513)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at September 30, 2023 (As Restated)	11	$1,056	570,781	$6	$4,520	$29,665	$(573)	$(21,009)	$13,665

For the Nine Months Ended September 30, 2024
Balance at December 31, 2023 (As Restated)	11	$1,056	570,838	$6	$4,553	$29,855	$(225)	$(21,010)	$14,235
Cumulative effect of ASU No. 2023-02 adoption	—	—	—	—	—	(37)	—	—	(37)
Net income	—	—	—	—	—	3,244	—	—	3,244
Other comprehensive income	—	—	—	—	—	—	242	—	242
Purchases of treasury stock	—	—	—	—	—	—	—	(62)	(62)
Common stock issued under employee benefit plans	—	—	80	—	10	—	—	—	10
Common stock issued and stock-based compensation expense	—	—	1,551	—	70	—	—	—	70
Dividends — common stock ($2.10 per share)	—	—	—	—	—	(531)	—	—	(531)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at September 30, 2024	11	$1,056	572,469	$6	$4,633	$32,469	$17	$(21,072)	$17,109

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flows provided by operating activities
Net income	$3,244	$2,430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,709	4,109
Deferred income taxes	84	(508)
Depreciation and amortization	269	354
Amortization of deferred revenues	(324)	(335)
Net losses on investments and other assets	45	40
Gain related to loans sold	(70)	—
Other, net	60	63
Changes in assets and liabilities:
Decrease (increase) in other assets	78	(436)
Decrease in accrued expenses and other liabilities	(650)	(30)
Net cash provided by operating activities	6,445	5,687

Cash flows provided by (used for) investing activities
Purchases of other short-term investments	(734)	—
Maturities of available-for-sale investment securities	1,568	1,431
Purchases of available-for-sale investment securities	(2,480)	(2,627)
Maturities of held-to-maturity investment securities	12	12
Purchases of held-to-maturity investment securities	(35)	(49)
Proceeds from the sale of loans originated for investment	1,554	—
Net change in principal on loans originated for investment	(4,067)	(13,145)
Proceeds from the sale of other investments	2	4
Purchases of other investments	(44)	(60)
Proceeds from sale of premises and equipment	59	—
Purchases of premises and equipment	(205)	(235)
Net cash used for investing activities	(4,370)	(14,669)

Cash flows provided by (used for) financing activities
Net change in deposits	888	12,348
Proceeds from issuance of securitized debt	—	2,232
Maturities and repayment of securitized debt	(2,486)	(1,489)
Proceeds from issuance of other long-term borrowings	—	523
Maturities and repayments of other long-term borrowings	(751)	(1,808)
Proceeds from issuance of common stock	10	9
Purchases of treasury stock	(62)	(1,937)
Dividends paid on common and preferred stock	(579)	(560)
Net cash (used for) provided by financing activities	(2,980)	9,318
Net (decrease) increase in cash, cash equivalents and restricted cash	(905)	336
Cash, cash equivalents and restricted cash, at the beginning of the period	11,728	8,897
Cash, cash equivalents and restricted cash, at the end of the period	$10,823	$9,233

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,787	$9,194
Restricted cash	36	39
Cash, cash equivalents and restricted cash, at the end of the period	$10,823	$9,233

Supplemental disclosures of non-cash information:
Net transfers from loans held-for-investment to loans held-for-sale	$8,484	$—

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
Sale of The Private Student Loan Portfolio
In November 2023, the Company announced its Board of Directors had authorized management to explore the sale of its private student loan portfolio. The Company stopped accepting new applications for private student loans February 1, 2024, and as of June 30, 2024, the Company's private student loan portfolio was classified as loans held-for-sale. On July 17, 2024, Discover Bank entered into a purchase agreement to sell its private student loan portfolio and transfer servicing of the portfolio to a third-party servicer upon the sale. The purchase price payable to Discover Bank in the transaction represents a premium to the balances of principal and interest to be capitalized of the private student loan portfolio. The transaction is expected to be completed in multiple closings by the end of 2024, subject to the satisfaction or waiver of customary closing conditions. The first closing was executed during the three months ended September 30, 2024, resulting in the recognition of a $70 million gain recorded in other income on the condensed consolidated statements of income. As of September 30, 2024, the remaining principal balance of the private student loan portfolio, excluding interest to be capitalized, was approximately $8.5 billion, and based on certain assumptions the remaining proceeds are estimated to be up to approximately $9.0 billion. For more information, see Discover's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on July 17, 2024.
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

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for the fair presentation of results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's 2023 audited consolidated financial statements filed with the Company's annual report on Form 10-K/A for the year ended December 31, 2023. The condensed consolidated financial statements for the period ended September 30, 2023 have been restated as disclosed in the Company's annual report on Form 10-K/A for the year ended December 31, 2023.
Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s condensed consolidated financial condition, results of operations or changes in stockholders’ equity.
Restatement of Financial Statements
As reported in the second quarter of 2023, beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The card product classification impacts the pricing and charging of discount and interchange revenue, which is recorded within discount and interchange revenue, net, on the consolidated statements of income. The Company determined that corrections to the financial statements for the impacts of the card product misclassification were required for prior periods presented in this Form 10-Q. Therefore, the Company has reflected these corrections to the condensed consolidated financial statements for prior periods presented in this Form 10-Q. Additionally, prior period amounts in the applicable notes to the condensed consolidated financial statements have been corrected. The impacts of the misclassification and subsequent corrections are contained entirely within the Digital Banking segment.
Recently Issued Accounting Pronouncements (Not Yet Adopted)
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU aims to build a better understanding of an entity’s expenses through more detailed tabular disclosures surrounding certain costs and expenses (including but not limited to employee compensation, amortization of intangibles, and depreciation), defining and disclosing selling expense, and qualitatively describing remaining amounts not disaggregated in relevant expense captions. In addition, certain existing expense disclosures will be required to be presented within the same note and tabular format as prescribed by ASU No. 2024-03. The guidance is effective for the Company for the year ending December 31, 2027, and interim periods thereafter and can be applied on a prospective or retrospective basis. While the ASU implements further disclosure requirements, it does not change how an entity calculates and/or records its expenses, and it will have no impact on the Company’s consolidated financial condition, results of operations or cash flows.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency of income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. Entities are required to disaggregate the rate reconciliation (including percentages and reported amounts) by certain specified categories with additional disaggregation by nature and/or jurisdiction for items over a designated threshold. Income taxes paid (net of refunds received) must be disaggregated by federal, state and foreign taxes and separately by individual jurisdiction in which that amount for a particular jurisdiction is equal to or greater than five percent of total income taxes paid (net of refunds received). This annual disclosure guidance is effective for the Company for the year ending December 31, 2025 and can be adopted on either a prospective or retrospective basis. The Company expects to adopt this standard on a prospective basis. While the ASU implements further income tax disclosure requirements, it does not change how an entity determines its income tax obligation, and it will have no impact on the Company’s consolidated financial condition, results of operations or cash flows.

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
2.    Investments
The Company's investment securities consist of the following (dollars in millions):

	September 30, 2024	December 31, 2023
U.S. Treasury bills(1)	$735	$—
Total other short-term investments	$735	$—

U.S. Treasury(2) and U.S. GSE(3) securities	$14,185	$12,937
Residential mortgage-backed securities - Agency(4)	680	718
Total investment securities	$14,865	$13,655

(1)Includes U.S. Treasury bills with maturity dates greater than 90 days but less than one year at the time of acquisition.
(2)Includes $407 million and $320 million of U.S. Treasury securities pledged as swap collateral as of September 30, 2024 and December 31, 2023, respectively.
(3)Consists of securities issued by the Federal Home Loan Bank ("FHLB").
(4)Primarily consists of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2024
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$14,058	$146	$(19)	$14,185
Residential mortgage-backed securities - Agency	412	—	(7)	405
Total available-for-sale investment securities	$14,470	$146	$(26)	$14,590
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$275	$2	$(17)	$260
Total held-to-maturity investment securities	$275	$2	$(17)	$260

At December 31, 2023
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$12,971	$52	$(86)	$12,937
Residential mortgage-backed securities - Agency	480	—	(15)	465
Total available-for-sale investment securities	$13,451	$52	$(101)	$13,402
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$253	$—	$(19)	$234
Total held-to-maturity investment securities	$253	$—	$(19)	$234

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
The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2024
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	31	$1,137	$(2)	$2,593	$(17)
Residential mortgage-backed securities - Agency	30	$—	$—	$405	$(7)

At December 31, 2023
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	105	$3,513	$(13)	$3,978	$(73)
Residential mortgage-backed securities - Agency	31	$—	$—	$465	$(15)

There were no proceeds from sales or recognized gains or losses on available-for-sale securities during the three and nine months ended September 30, 2024 and 2023. See Note 8: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2024 and 2023.
Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At September 30, 2024	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury and U.S. GSE securities	$2,193	$11,792	$73	$—	$14,058
Residential mortgage-backed securities - Agency(1)	—	52	106	254	412
Total available-for-sale investment securities	$2,193	$11,844	$179	$254	$14,470
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$275	$275
Total held-to-maturity investment securities	$—	$—	$—	$275	$275
Available-for-Sale Investment Securities — Fair Values
U.S. Treasury and U.S. GSE securities	$2,183	$11,926	$76	$—	$14,185
Residential mortgage-backed securities - Agency(1)	—	50	105	250	405
Total available-for-sale investment securities	$2,183	$11,976	$181	$250	$14,590
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$260	$260
Total held-to-maturity investment securities	$—	$—	$—	$260	$260

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.

Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are recorded within other assets on the Company’s condensed consolidated statements of financial condition. The Company has elected to account for its qualifying investments in Low Income Housing Tax Credit and New Markets Tax Credit programs under the proportional amortization method beginning January 1, 2024 on a modified retrospective basis. As of September 30, 2024, all of the Company's tax credit investments qualified for this election. Prior to 2024, these investments were accounted for using the equity method. Under the proportional amortization method, the cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received, the net effect of which is recognized as a component of income tax expense on the condensed consolidated statements of income and within cash flows provided by operating activities on the condensed consolidated statements of cash flows. The Company earns a return primarily through tax credits allocated to the affordable housing projects and the community revitalization projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. The related commitments for future investments are recorded in accrued expenses and other liabilities within the consolidated statements of financial condition for delayed equity contributions that are unconditional and legally binding. Equity contributions that are contingent upon a future event are recognized when that contingent event becomes probable. As of September 30, 2024 and December 31, 2023, the Company had outstanding investments in these entities of $451 million and $514 million, respectively, and related liabilities for delayed equity contributions of $156 million and $187 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized $15 million and $46 million of amortization, respectively. During the three and nine months ended September 30, 2024 the Company recognized $17 million and $52 million of income tax credits and other income tax benefits, respectively. Non-income tax benefits comprised only immaterial cash distributions from these investments during the three and nine months ended September 30, 2024.
The Company holds non-controlling equity positions in several payment services entities and third-party venture capital funds, which invest in such entities. Most of the direct investments in such entities are not subject to equity method accounting because the Company does not have significant influence over the investee. The Company's investments in third-party venture capital funds represent limited partnership interests and are accounted for under the equity method. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, these investments are carried at cost minus impairment, if any. As of September 30, 2024 and December 31, 2023, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $38 million and $35 million, respectively.

3.    Loan Receivables
The Company's loans held-for-investment comprise two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	September 30, 2024	December 31, 2023
Loans held-for-sale(1)(2)	$8,484	$—
Loan portfolio
Credit card loans(3)(4)	100,489	102,259
Other loans(1)
Private student loans(2)	—	10,352
Personal loans	10,438	9,852
Other loans	7,582	5,946
Total other loans	18,020	26,150
Total loan portfolio	118,509	128,409
Total loan receivables	126,993	128,409
Allowance for credit losses	(8,512)	(9,283)
Net loan receivables	$118,481	$119,126

(1)Accrued interest receivable on private student, personal and other loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $372 million, $74 million and $28 million, respectively, at September 30, 2024 and $522 million, $69 million and $21 million, respectively, at December 31, 2023.
(2)At September 30, 2024, the private student loan portfolio was classified as held-for-sale and there were $6.0 billion of private student loans in repayment. At December 31, 2023, the private student loan portfolio was classified as held-for-investment and there were $6.3 billion of private student loans in repayment.
(3)Amounts include carrying values of $11.7 billion and $14.8 billion underlying investors' interest in trust debt at September 30, 2024 and December 31, 2023, respectively, and $16.9 billion and $15.6 billion in seller's interest at September 30, 2024 and December 31, 2023, respectively. See Note 4: Credit Card and Private Student Loan Securitization Activities for additional information.
(4)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $726 million and $753 million at September 30, 2024 and December 31, 2023, respectively.
Loans Held-for-Sale
As of September 30, 2024, the Company's private student loans portfolio comprises the entirety of the Company’s loans held-for-sale balance. The Company includes its loans held-for-sale in loan receivables and carries these assets at the lower of amortized cost or fair value. The estimated fair value of loans held-for-sale is based on the pricing terms defined in the purchase agreement executed on July 17, 2024. An allowance for credit losses is not maintained for loans held-for-sale. Interest income on loans held-for-sale continues to accrue and is recognized in income based on the contractual rate of interest. As with the Company’s loans held-for-investment, accrued interest on loans held-for-sale is recorded in other assets in the Company’s condensed consolidated statements of financial condition. Accrued interest on private student loans as of September 30, 2024, was incorporated into the lower of amortized cost or fair value measurement of those loans.
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

The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card and personal loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	September 30, 2024				December 31, 2023
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans	$80,277	80%	$20,212	20%	$82,238	80%	$20,021	20%
Personal loans by origination year
2024	$3,915	99%	$37	1%
2023	3,533	95%	192	5%	$5,149	98%	$100	2%
2022	1,623	91%	169	9%	2,604	93%	187	7%
2021	588	90%	67	10%	1,049	92%	91	8%
2020	177	91%	17	9%	355	92%	29	8%
Prior	100	83%	20	17%	247	86%	41	14%
Total personal loans	$9,936	95%	$502	5%	$9,404	95%	$448	5%

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
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card and personal loan receivables (dollars in millions):

	September 30, 2024			December 31, 2023
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$1,974	$1,883	$3,857	$2,038	$1,917	$3,955
Personal loans by origination year
2024	$13	$3	$16
2023	55	19	74	$26	$8	$34
2022	38	15	53	44	16	60
2021	14	6	20	20	8	28
2020	4	1	5	7	2	9
Prior	3	3	6	7	5	12
Total personal loans	$127	$47	$174	$104	$39	$143

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended September 30, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2024	$7,591	$—	$793	$97	$8,481
Additions
Provision for credit losses(1)	1,327	—	111	35	1,473
Deductions
Charge-offs	(1,629)	—	(123)	(4)	(1,756)
Recoveries	297	—	17	—	314
Net charge-offs	(1,332)	—	(106)	(4)	(1,442)
Balance at September 30, 2024	$7,586	$—	$798	$128	$8,512

	For the Three Months Ended September 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064
Additions
Provision for credit losses(1)	1,518	52	93	8	1,671
Deductions
Charge-offs	(1,171)	(40)	(76)	—	(1,287)
Recoveries	198	5	14	—	217
Net charge-offs	(973)	(35)	(62)	—	(1,070)
Balance at September 30, 2023	$7,070	$866	$653	$76	$8,665

	For the Nine Months Ended September 30, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283
Additions
Provision for credit losses(1)(2)	4,083	(770)	383	53	3,749
Deductions
Charge-offs	(4,926)	(100)	(353)	(9)	(5,388)
Recoveries	810	12	46	—	868
Net charge-offs	(4,116)	(88)	(307)	(9)	(4,520)
Balance at September 30, 2024	$7,586	$—	$798	$128	$8,512

	For the Nine Months Ended September 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(3)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	3,752	121	211	19	4,103
Deductions
Charge-offs	(3,101)	(111)	(194)	—	(3,406)
Recoveries	602	17	43	—	662
Net charge-offs	(2,499)	(94)	(151)	—	(2,744)
Balance at September 30, 2023	$7,070	$866	$653	$76	$8,665

(1)Excludes a $31 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended September 30, 2023, and $40 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition. With the transfer of private student loans to the held-for-sale classification as of June 30, 2024, a liability for expected credit losses on unfunded commitments is no longer recorded.
(2)Includes the adjustment to eliminate the allowance for credit losses upon classifying the private student loan portfolio as held-for-sale.
(3)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2022-02 on January 1, 2023, which eliminated the requirement to apply discounted cash flow measurements for certain troubled debt restructurings.

The allowance for credit losses was approximately $8.5 billion at September 30, 2024, which reflects a $31 million build from June 30, 2024, and a $771 million release from December 31, 2023. The build in the allowance for credit losses for the three months ended September 30, 2024 was primarily driven by the impact of loan growth in the Company's loan portfolio. The release in the allowance for credit losses for the nine months ended September 30, 2024 was driven by the reversal of the private student loans allowance due to the loans being classified as held-for-sale, partially offset by the impact of loan growth.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at September 30, 2024, the Company used a macroeconomic forecast that projected the following amounts: (i) unemployment rate ending 2024 at 4.35% and, within the Company's reasonable and supportable period, peaking at 4.62% in the third quarter of 2025 and (ii) 2.54% growth rate in real gross domestic product in 2024.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions including those relating to consumer price inflation and the fiscal and monetary policy responses to that inflation. Federal Reserve officials believe trends in inflation and employment are supportive of a less restrictive monetary policy, as indicated by a reduction of the federal funds target range in September 2024 and signaling of further cuts over the remainder of 2024. However, the timing and magnitude of rate decreases will be dependent on trends in economic data, particularly inflation and labor market conditions, and monetary policy remains restrictive, which typically precedes weaker consumer credit conditions caused by rising unemployment as economic growth slows. While credit performance in the Company's lending portfolios has evolved in line with its expectations, the Company assessed the prospects for various macroeconomic outcomes in setting its allowance for credit losses.
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
The net charge-offs for credit card loans and personal loans increased for the three and nine months ended September 30, 2024, when compared to the same periods in 2023, primarily driven by portfolio seasoning.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$274	$176	$831	$460
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$61	$47	$196	$134

(1)Amounts presented in this table include charge-offs related to private student loans through June 30, 2024, the date those loans were transferred to held-for-sale classification.

Gross principal charge-offs of the Company's loan portfolio are presented in the table below, on a year-to-date basis, for credit card and personal loan receivables (dollars in millions):

	For the Nine Months Ended September 30,
	2024	2023
Credit card loans	$4,926	$3,101
Personal loans by origination year
2024	$6
2023	125	$5
2022	132	74
2021	56	58
2020	18	26
Prior	16	31
Total personal loans	$353	$194

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio, which excludes loans held-for-sale, is shown below for each class of loan receivables (dollars in millions):(1)

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At September 30, 2024
Credit card loans	$1,974	$1,883	$3,857	$1,845	$191
Other loans
Personal loans	127	47	174	45	12
Other loans	44	30	74	5	79
Total other loans	171	77	248	50	91
Total loan portfolio	$2,145	$1,960	$4,105	$1,895	$282

At December 31, 2023
Credit card loans	$2,038	$1,917	$3,955	$1,881	$197
Other loans
Personal loans	104	39	143	37	11
Other loans	39	19	58	3	53
Total other loans	143	58	201	40	64
Total loan portfolio	$2,181	$1,975	$4,156	$1,921	$261

(1)The payment status of both modified and unmodified loans is included in this table.
(2)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $9 million and $11 million for the three months ended September 30, 2024 and 2023, respectively, and $26 million and $29 million for the nine months ended September 30, 2024 and 2023, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.

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

The following table provides the period-end amortized cost basis, by modification category, of loans to borrowers experiencing financial difficulty that entered a modification program during the period (dollars in millions). Some of the loans presented in the table below may no longer be enrolled in a program at period-end:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Credit card loans(1)(2)
Interest rate reduction	$1,028	$685	$2,619	$1,712
Total credit card loans(3)	$1,028	$685	$2,619	$1,712
% of total class of financing receivables	1.02%	0.70%	2.61%	1.76%

Personal loans(1)
Payment delay(4)	$5	$4	$11	$8
Term extension(5)	11	9	30	24
Interest rate reduction and payment delay(4)	31	21	75	48
Interest rate reduction and term extension(5)	12	9	34	22
Total personal loans	$59	$43	$150	$102
% of total class of financing receivables	0.57%	0.45%	1.44%	1.07%

(1)    Accrued interest receivable (including unbilled accrued interest receivable for credit card loans) on modified loans to borrowers experiencing financial difficulty, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was immaterial at September 30, 2024 and 2023.
(2)    Accounts that entered a credit card loan modification program include $191 million and $487 million that were converted from revolving line-of-credit arrangements to term loans during the three and nine months ended September 30, 2024, respectively. Accounts that entered a credit card loan modification program include $120 million and $302 million that were converted from revolving line-of-credit arrangements to term loans during the three and nine months ended September 30, 2023, respectively.
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

The following table provides information on the financial effects of loan modifications to borrowers experiencing financial difficulty, by modification type, made during the period (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Credit card loans
Weighted-average interest rate reduction	14.47%	13.84%	14.45%	13.68%
Principal forgiven	$62	$35	$166	$81
Interest and fees forgiven(1)	$58	$30	$160	$77

Personal loans
Weighted-average interest rate reduction	14.01%	12.30%	13.62%	12.01%
Weighted-average term extension (in months)	39	38	40	38
Payment delay duration (in months)(2)	6 to 12	6 to 12	6 to 12	6 to 12

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

	Current	30-89 Days Delinquent	90 or More Days Delinquent
At September 30, 2024
Credit card loans	$2,677	$293	$222
Personal loans	147	29	6
Total	$2,824	$322	$228

At December 31, 2023
Credit card loans	$1,882	$252	$196
Personal loans	109	20	4
Total	$1,991	$272	$200

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

The following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified to borrowers experiencing financial difficulty during the 12 months preceding default (dollars in millions):

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Defaulted Amount(1)	Period-end Amortized Cost Basis	Defaulted Amount(1)	Period-end Amortized Cost Basis
Credit card loans
Interest rate reduction	$263	$186	$658	$349
Total credit card loans	$263	$186	$658	$349

Personal loans
Payment delay	$1	$1	$2	$1
Term extension	2	2	6	3
Interest rate reduction and payment delay	9	3	23	6
Interest rate reduction and term extension	6	5	15	7
Total personal loans	$18	$11	$46	$17

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Defaulted Amount(1)	Period-end Amortized Cost Basis	Defaulted Amount(1)	Period-end Amortized Cost Basis
Credit card loans
Interest rate reduction	$120	$96	$203	$124
Total credit card loans	$120	$96	$203	$124

Personal loans
Payment delay	$—	$—	$1	$1
Term extension	1	1	2	2
Interest rate reduction and payment delay	3	3	4	4
Interest rate reduction and term extension	3	3	3	3
Total personal loans	$7	$7	$10	$10

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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	September 30, 2024	December 31, 2023
Restricted cash	$29	$36

Investors' interests held by third-party investors	9,250	11,725
Investors' interests held by wholly-owned subsidiaries of Discover Bank	2,459	3,117
Seller's interest	16,934	15,598
Loan receivables(1)	28,643	30,440
Allowance for credit losses allocated to securitized loan receivables(1)	(1,334)	(1,347)
Net loan receivables	27,309	29,093
Other assets	3	2
Carrying value of assets of consolidated variable interest entities	$27,341	$29,131

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.

The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of September 30, 2024, no economic or other early amortization events have occurred.
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
Private Student Loan Securitization Activities
The Company's private student loan trust receivables reported in loan receivables and the related debt issued by the trust reported in long-term borrowings were immaterial as of September 30, 2024 and December 31, 2023. The amounts are included, together with amounts related to the Company's credit card securitizations, in the supplemental information about assets and liabilities of consolidated variable interest entities, which is presented with the Company's condensed consolidated statements of financial condition.
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
The following table summarizes certificates of deposits maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

At September 30, 2024
2024	$10,208
2025	23,052
2026	4,914
2027	4,521
2028	2,209
Thereafter	1,172
Total	$46,076

6.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	September 30, 2024				December 31, 2023
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2025-2026	1.03% - 5.03%	3.55%	$8,503	$10,003
Floating-rate asset-backed securities	2024	—	—	—	925
Total Discover Card Master Trust I and Discover Card Execution Note Trust				8,503	10,928

Floating-rate asset-backed security(2)(3)	2031	9.00%	9.00%	54	65
Total private student loan securitization trust				54	65
Total long-term borrowings - owed to securitization investors				8,557	10,993

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2024-2032	3.75% - 6.70%	4.68%	3,339	3,336
Fixed-rate retail notes	2025-2031	3.25% - 4.40%	3.82%	138	140
Fixed to floating-rate senior notes(4)	2034	7.96%	7.96%	993	993

Discover Bank
Fixed-rate senior bank notes(1)	2026-2030	2.70% - 4.65%	3.82%	2,846	3,571
Fixed-rate subordinated bank notes	2028	5.97%	5.97%	506	500
Fixed-rate Federal Home Loan Bank advances	2030	4.77% - 4.82%	4.82%	523	523
Floating-rate Federal Home Loan Bank advances(5)	2024	4.99% - 5.09%	5.09%	525	525
Total long-term borrowings				$17,427	$20,581

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the applicable benchmark interest rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 15: Derivatives and Hedging Activities.
(2)The private student loan securitization trust floating-rate asset-backed security includes an issuance with the following interest rate term: Prime rate + 100 basis points as of September 30, 2024.
(3)Repayment of this debt is dependent upon the timing of principal and interest payments on the underlying private student loans. The date shown represents the final maturity date.
(4)The fixed to floating-rate senior notes include a rate reset on November 2, 2033, to a floating rate based on compounded SOFR + 3.370%.
(5)The floating-rate FHLB advances include interest rate terms based on SOFR plus a spread ranging from 16 to 26 basis points as of September 30, 2024.

The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

September 30, 2024
2024	$1,025
2025	6,174
2026	4,941
2027	1,002
2028	1,452
Thereafter	2,833
Total	$17,427

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of September 30, 2024, the Company had total committed borrowing capacity of $4.9 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $1.0 billion in long-term advances. As of December 31, 2023, the Company had total committed borrowing capacity of $3.6 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $1.0 billion in long-term advances. These advances are presented as short- or long-term borrowings on the condensed consolidated statements of financial condition based on the contractual maturity at origination.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of September 30, 2024 and December 31, 2023, the total commitment of secured credit facilities through private providers was $3.5 billion, $750 million of which was outstanding at each of the reporting dates as a short-term advance and presented as short-term borrowings on the condensed consolidated statements of financial condition. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2025 and 2026. Borrowings outstanding under each facility bear interest at a margin above the Term Secured Overnight Financing Rate ("SOFR") or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
7.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at September 30, 2024 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at September 30, 2024	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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

8.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive (loss) income ("AOCI") were as follows (dollars in millions):

	Unrealized (Losses) Gains on Available-for-Sale Investment Securities, Net of Tax	(Losses) Gains on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended September 30, 2024
Balance at June 30, 2024	$(148)	$(70)	$(180)	$(398)
Net change	239	176	—	415
Balance at September 30, 2024	$91	$106	$(180)	$17

For the Three Months Ended September 30, 2023
Balance at June 30, 2023	$(195)	$(86)	$(189)	$(470)
Net change	(83)	(20)	—	(103)
Balance at September 30, 2023	$(278)	$(106)	$(189)	$(573)

For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(37)	$(8)	$(180)	$(225)
Net change	128	114	—	242
Balance at September 30, 2024	$91	$106	$(180)	$17

For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)
Net change	(142)	(92)	—	(234)
Balance at September 30, 2023	$(278)	$(106)	$(189)	$(573)

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended September 30, 2024
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$316	$(77)	$239
Net change	$316	$(77)	$239
Cash Flow Hedges
Net unrealized gains arising during the period	$200	$(48)	$152
Amounts reclassified from AOCI	31	(7)	24
Net change	$231	$(55)	$176

For the Three Months Ended September 30, 2023
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(111)	$28	$(83)
Net change	$(111)	$28	$(83)
Cash Flow Hedges
Net unrealized losses arising during the period	$(55)	$13	$(42)
Amounts reclassified from AOCI	29	(7)	22
Net change	$(26)	$6	$(20)

For the Nine Months Ended September 30, 2024
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$169	$(41)	$128
Net change	$169	$(41)	$128
Cash Flow Hedges
Net unrealized gains arising during the period	$38	$(9)	$29
Amounts reclassified from AOCI	112	(27)	85
Net change	$150	$(36)	$114

For the Nine Months Ended September 30, 2023
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(188)	$46	$(142)
Net change	$(188)	$46	$(142)
Cash Flow Hedges
Net unrealized losses arising during the period	$(172)	$42	$(130)
Amounts reclassified from AOCI	50	(12)	38
Net change	$(122)	$30	$(92)

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Income before income taxes	$1,192	$761	$4,372	$3,154
Income tax expense	$322	$175	$1,128	$724
Effective income tax rate	27.0%	23.0%	25.8%	23.0%

The effective tax rate increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, due to the adoption of the proportional amortization method for qualifying tax credit investments effective January 1, 2024, and the recognition of a charge representing potential non-deductible regulatory penalties related to the card product misclassification.
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
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Numerator
Net income	$870	$586	$3,244	$2,430
Preferred stock dividends	(31)	(31)	(62)	(62)
Net income available to common stockholders	839	555	3,182	2,368
Income allocated to participating securities	(5)	(5)	(20)	(17)
Net income allocated to common stockholders	$834	$550	$3,162	$2,351
Denominator
Weighted-average shares of common stock outstanding	251	250	251	255
Weighted-average shares of common stock outstanding and common stock equivalents	251	250	251	255

Basic earnings per common share	$3.32	$2.21	$12.61	$9.23
Diluted earnings per common share	$3.32	$2.21	$12.61	$9.22

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three and nine months ended September 30, 2024 and 2023.

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
As of September 30, 2024 and December 31, 2023, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized", DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
	(As Restated)	(As Restated)	(As Restated)		(As Restated)
September 30, 2024
Total capital (to risk-weighted assets)
Discover Financial Services	$19,379	14.9%	$10,407	≥8.0%	$13,009	≥10.0%
Discover Bank	$17,611	13.7%	$10,266	≥8.0%	$12,832	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$17,373	13.4%	$7,805	≥6.0%	$7,805	≥6.0%
Discover Bank	$14,877	11.6%	$7,699	≥6.0%	$10,266	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$17,373	11.4%	$6,080	≥4.0%	N/A	N/A
Discover Bank	$14,877	9.9%	$6,012	≥4.0%	$7,515	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$16,317	12.5%	$5,854	≥4.5%	N/A	N/A
Discover Bank	$14,877	11.6%	$5,775	≥4.5%	$8,341	≥6.5%

December 31, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,399	13.2%	$10,509	≥8.0%	$13,137	≥10.0%
Discover Bank	$16,409	12.7%	$10,381	≥8.0%	$12,976	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,279	11.6%	$7,882	≥6.0%	$7,882	≥6.0%
Discover Bank	$13,459	10.4%	$7,786	≥6.0%	$10,381	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,279	10.3%	$5,915	≥4.0%	N/A	N/A
Discover Bank	$13,459	9.2%	$5,833	≥4.0%	$7,292	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,223	10.8%	$5,911	≥4.5%	N/A	N/A
Discover Bank	$13,459	10.4%	$5,839	≥4.5%	$8,435	≥6.5%

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
Commitments
Unused Credit Arrangements
At September 30, 2024, the Company had unused credit arrangements for loans of approximately $233.7 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit. For all other loans, the Company records a liability for expected credit losses for unfunded commitments, which is presented as part of accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $120 million as of September 30, 2024.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of September 30, 2024, the Company had not recorded any contingent liability in the condensed consolidated statements of financial condition for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2024 and 2023.

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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Aggregate sales transaction volume(1)	$61,166	$65,490	$184,384	$192,173

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of September 30, 2024 and December 31, 2023. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of September 30, 2024 and December 31, 2023, the Company had escrow deposits and settlement withholdings of $9 million and $10 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.
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
In accordance with applicable accounting guidance, the Company establishes a liability for legal and regulatory matters when those matters create loss contingencies that are both probable and estimable. Except as discussed below regarding the card product misclassification matter, other litigation and regulatory settlement-related expenses were immaterial for the three and nine months ended September 30, 2024 and 2023.

There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $70 million as of September 30, 2024. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the legal and regulatory proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam's Market, et al. v. Visa, Inc., et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys' fees, costs and injunctive relief. On December 6, 2024, Plaintiffs and the Company reached an agreement on the terms of a class wide settlement to resolve the claims against the Company. The parties must now negotiate a formal settlement and that settlement must be approved by the court.
Card Product Misclassification
As of September 30, 2024, the balance of the Company's counterparty restitution liability was $1.2 billion, reflecting additional accruals for interest on the overcharges committed to as part of the counterparty restitution plan approved by the Board of Directors in the third quarter of 2023, additional concessions agreed to as part of the class action settlement negotiations through the third quarter of 2024 and settlement disbursements made year-to-date. As reported in the Company's Current Report on Form 8-K filed on July 3, 2024, on July 1, 2024, the Company and certain of its subsidiaries entered into a settlement agreement to resolve putative class actions filed on behalf of merchants allegedly affected by the card product misclassification. The settlement agreement, which is subject to court approval, would resolve claims by parties affected by the card product misclassification (merchants, merchant acquirers and other intermediaries). The Company expects all payments under the settlement agreement to be covered by the $1.2 billion liability. Substantially all of the liability represents amounts payable to or on behalf of impacted merchants, merchant acquirers and other intermediaries in settlement of the card product misclassification matter, with $26 million of that balance representing provision for legal fees and expenses payable to plaintiffs' counsel. On August 27, 2024, plaintiffs moved for preliminary approval of the settlement agreement, and on October 22, 2024, the court entered an order granting preliminary approval. The liability does not include any potential regulatory fines or penalties, or the cost of administering the distribution of funds to affected parties.
The following table summarizes the change in the Company's counterparty restitution liability pertaining to the card product misclassification (dollars in millions):

For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$1,159
Provision for refund of overcharges	—
Provision for interest on overcharges	42
Provision for other settlement concessions	76
Disbursements	(76)
Balance at September 30, 2024	$1,201

The Company remains in discussions with its various regulators regarding the card product misclassification. For the three months ended June 30, 2024, the Company recognized a separate charge of approximately $200 million representing the Company's current estimate of potential penalties to be imposed by its various regulators in relation to this matter. For the three months ended September 30, 2024, the Company recognized an additional charge of approximately $90 million in respect of such potential penalties. Actual penalties imposed are subject to further discussion with the Company's various regulators and may be more or less than such amount.
In addition, the Company and its subsidiaries have been named as defendants in various lawsuits, including a putative class action on behalf of shareholders and a shareholder derivative action. The Company is also cooperating with an SEC investigation into the card product misclassification matter. The Company believes that additional losses are probable as a result of these actions and such losses could be material but it is not able to make a reasonable estimate of the amount or range of such losses as of September 30, 2024.

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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2024
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$14,177	$8	$—	$14,185
Residential mortgage-backed securities - Agency	—	405	—	405
Available-for-sale investment securities	$14,177	$413	$—	$14,590

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$18	$—	$18

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$19	$—	$19

Balance at December 31, 2023
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$12,928	$9	$—	$12,937
Residential mortgage-backed securities - Agency	—	465	—	465
Available-for-sale investment securities	$12,928	$474	$—	$13,402

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Marketable equity securities	$1	$—	$—	$1
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

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
At September 30, 2024, amounts reported in RMBS reflect U.S. government agency and U.S. GSE obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $412 million, a weighted-average coupon of 4.12% and a weighted-average remaining maturity of four years.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets during the three and nine months ended September 30, 2024 and 2023.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$260	$—	$260	$275
Held-to-maturity investment securities	$—	$260	$—	$260	$275

Net loan receivables(1)	$—	$8,878	$117,553	$126,431	$118,481

Carrying value approximates fair value(2)
Cash and cash equivalents	$10,787	$—	$—	$10,787	$10,787
Restricted cash	$36	$—	$—	$36	$36
Other short-term investments	$735	$—	$—	$735	$735
Accrued interest receivables(3)(4)	$—	$1,324	$—	$1,324	$1,309

Liabilities
Amortized cost
Time deposits(5)	$—	$46,338	$—	$46,338	$46,076
Short-term borrowings	$—	$750	$—	$750	$750

Long-term borrowings - owed to securitization investors	$—	$8,448	$54	$8,502	$8,557
Other long-term borrowings	—	9,043	—	9,043	8,870
Long-term borrowings	$—	$17,491	$54	$17,545	$17,427

Carrying value approximates fair value(2)
Accrued interest payables(3)	$—	$396	$—	$396	$396

Balance at December 31, 2023
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$234	$—	$234	$253
Held-to-maturity investment securities	$—	$234	$—	$234	$253

Net loan receivables	$—	$—	$126,940	$126,940	$119,126

Carrying value approximates fair value(2)
Cash and cash equivalents	$11,685	$—	$—	$11,685	$11,685
Restricted cash	$43	$—	$—	$43	$43
Accrued interest receivables(3)	$—	$1,450	$—	$1,450	$1,450

Liabilities
Amortized cost
Time deposits(5)	$—	$45,333	$—	$45,333	$45,240
Short-term borrowings	$—	$750	$—	$750	$750

Long-term borrowings - owed to securitization investors	$—	$10,770	$65	$10,835	$10,993
Other long-term borrowings	—	9,469	—	9,469	9,588
Long-term borrowings	$—	$20,239	$65	$20,304	$20,581

Carrying value approximates fair value(2)
Accrued interest payables(3)	$—	$421	$—	$421	$421

(1)Includes $8.9 billion in private student loans held-for-sale valued based on the terms of the executed purchase agreement. The carrying value for loans held-for-sale represents the lower of amortized cost or fair value while the carrying value for the loan portfolio is amortized cost, net of the allowance for credit losses.
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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). At September 30, 2024 and December 31, 2023, the Company's outstanding cash flow hedges primarily relate to interest receipts from credit card receivables and had an initial maximum period of five years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at September 30, 2024, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company's then outstanding credit card receivables and certain floating-rate debt, respectively. During the next 12 months, the Company estimates it will reclassify $28 million into pretax earnings related to its cash flow hedges.
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
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	September 30, 2024				December 31, 2023
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$15,000	20	$—	$18	$10,650	$2	$—
Interest rate swaps—fair value hedge	$15,371	19	—	19	$8,650	2	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$33	6	—	—	$29	—	—
Total gross derivative assets/liabilities(2)			—	37		4	—
Less: collateral held/posted(3)			—	(37)		—	—
Total net derivative assets/liabilities			$—	$—		$4	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 6 million, GBP 6 million, SGD 1 million and INR 1.5 billion as of September 30, 2024, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 1.1 billion and AUD 2 million as of December 31, 2023.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities and tax exempt single family mortgage revenue bonds as part of its community reinvestment initiatives. At September 30, 2024, the Company had no outstanding contracts. At December 31, 2023, the Company had one outstanding contract with a total notional amount of $35 million and an immaterial fair value.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	September 30, 2024		December 31, 2023
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing/(Decreasing) the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$15,490	$162	$8,620	$—

(1)The balance includes $6 million and $12 million of cumulative hedging adjustments related to discontinued hedging relationships as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense		Interest Income (Credit Card)	Other Expense
	Deposits	Long-Term Borrowings
For the Three Months Ended September 30, 2024
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,213)	$(236)	$4,092	$(277)

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$4	$(48)	$—

Gains on discontinued cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$—	$—	$13

(Losses) gains on fair value hedging relationships
Losses on hedged items	$(90)	$(187)	$—	$—
Gains on interest rate swaps	81	145	—	—
Total losses on fair value hedging relationships	$(9)	$(42)	$—	$—

For the Three Months Ended September 30, 2023
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,061)	$(225)	$3,726	$(254)

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$2	$(31)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$—	$24	$—	$—
Losses on interest rate swaps	—	(53)	—	—
Total losses on fair value hedging relationships	$—	$(29)	$—	$—

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense		Interest Income (Credit Card)	Other Expense
	Deposits	Long-Term Borrowings
For the Nine Months Ended September 30, 2024
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(3,622)	$(729)	$11,989	$(761)

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$9	$(134)	$—

Gains on discontinued cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$—	$—	$13

(Losses) gains on fair value hedging relationships
Losses on hedged items	$(91)	$(76)	$—	$—
Gains (losses) on interest rate swaps	75	(40)	—	—
Total losses on fair value hedging relationships	$(16)	$(116)	$—	$—

For the Nine Months Ended September 30, 2023
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(2,722)	$(622)	$10,513	$(540)

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$6	$(56)	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$—	$111	$—	$—
Losses on interest rate swaps	—	(181)	—	—
Total losses on fair value hedging relationships	$—	$(70)	$—	$—

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
•The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.
•Income taxes are not specifically allocated between the operating segments in the information reviewed by the Company's CODM.

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended September 30, 2024
Interest income
Credit card loans	$4,092	$—	$4,092
Private student loans	244	—	244
Personal loans	360	—	360
Other loans	138	—	138
Other interest income	278	—	278
Total interest income	5,112	—	5,112
Interest expense	1,457	—	1,457
Net interest income	3,655	—	3,655
Provision for credit losses	1,473	—	1,473
Other income	669	129	798
Other expense	1,743	45	1,788
Income before income taxes	$1,108	$84	$1,192

For the Three Months Ended September 30, 2023 (As Restated)
Interest income
Credit card loans	$3,726	$—	$3,726
Private student loans	261	—	261
Personal loans	305	—	305
Other loans	87	—	87
Other interest income	231	—	231
Total interest income	4,610	—	4,610
Interest expense	1,288	—	1,288
Net interest income	3,322	—	3,322
Provision for credit losses	1,702	—	1,702
Other income	575	130	705
Other expense	1,519	45	1,564
Income before income taxes	$676	$85	$761

	Digital Banking	Payment Services	Total
For the Nine Months Ended September 30, 2024
Interest income
Credit card loans	$11,989	$—	$11,989
Private student loans	764	—	764
Personal loans	1,040	—	1,040
Other loans	379	—	379
Other interest income	859	—	859
Total interest income	15,031	—	15,031
Interest expense	4,365	—	4,365
Net interest income	10,666	—	10,666
Provision for credit losses	3,709	—	3,709
Other income	1,901	584	2,485
Other expense	4,929	141	5,070
Income before income taxes	$3,929	$443	$4,372

For the Nine Months Ended September 30, 2023 (As Restated)
Interest income
Credit card loans	$10,513	$—	$10,513
Private student loans	768	—	768
Personal loans	831	—	831
Other loans	224	—	224
Other interest income	641	—	641
Total interest income	12,977	—	12,977
Interest expense	3,346	—	3,346
Net interest income	9,631	—	9,631
Provision for credit losses	4,109	—	4,109
Other income	1,650	333	1,983
Other expense	4,220	131	4,351
Income before income taxes	$2,952	$202	$3,154

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended September 30, 2024
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$337	$26	$363
Protection products revenue	42	—	42
Transaction processing revenue	—	84	84
Other income	76	19	95
Total other income subject to ASC 606(2)	455	129	584
Other income not subject to ASC 606
Loan fee income	214	—	214
Total other income not subject to ASC 606	214	—	214
Total other income by operating segment	$669	$129	$798

For the Three Months Ended September 30, 2023 (As Restated)
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$337	$23	$360
Protection products revenue	42	—	42
Transaction processing revenue	—	82	82
Other income	2	19	21
Total other income subject to ASC 606(2)	381	124	505
Other income not subject to ASC 606
Loan fee income	194	—	194
Other income	—	6	6
Total other income not subject to ASC 606	194	6	200
Total other income by operating segment	$575	$130	$705

	Digital Banking	Payment Services	Total
For the Nine Months Ended September 30, 2024
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,044	$77	$1,121
Protection products revenue	126	—	126
Transaction processing revenue	—	262	262
Other income	112	245	357
Total other income subject to ASC 606(2)	1,282	584	1,866
Other income not subject to ASC 606
Loan fee income	619	—	619
Total other income not subject to ASC 606	619	—	619
Total other income by operating segment	$1,901	$584	$2,485

For the Nine Months Ended September 30, 2023 (As Restated)
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$963	$64	$1,027
Protection products revenue	129	—	129
Transaction processing revenue	—	221	221
Other income	12	59	71
Total other income subject to ASC 606(2)	1,104	344	1,448
Other income not subject to ASC 606
Loan fee income	546	—	546
Other income (loss)	—	(11)	(11)
Total other income (loss) not subject to ASC 606	546	(11)	535
Total other income by operating segment	$1,650	$333	$1,983

(1)Net of rewards, including Cashback Bonus rewards, of $779 million and $787 million for the three months ended September 30, 2024 and 2023, respectively, and $2.2 billion and $2.3 billion for the nine months ended September 30, 2024 and 2023 , respectively.
(2)Excludes $2 million and $3 million of deposit product fees that are reported within net interest income for the three months ended September 30, 2024 and 2023, respectively, and $6 million and $13 million for the nine months ended September 30, 2024 and 2023, respectively.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K/A for the year ended December 31, 2023.
18.    Subsequent Events
The Company has evaluated events and transactions that have occurred subsequent to September 30, 2024, and determined that there were no subsequent events that would require recognition or additional disclosure in the condensed consolidated financial statements.

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to accounting guidance, tax reform, financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; risks related to the proposed merger with Capital One including, among others, (i) failure to complete the merger with Capital One or unexpected delays related to the merger or the inability of the parties to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) diversion of management’s attention from ongoing business operations and opportunities, (iv) cost and revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (v) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vi) deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, (vii) expenses related to the proposed merger being greater than expected, and (viii) shareholder litigation that could prevent or delay the closing of the proposed merger or otherwise negatively impact our business and operations; the actions and initiatives of current and potential competitors; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants and merchants; our ability to sustain our card and personal loan growth; our ability to timely complete the sale of our private student loan portfolio, including due to the failure of a closing condition in the agreement to be satisfied, or any unexpected delay in closing the transaction or the occurrence of any event, change or other circumstances that could give rise to the termination of the agreement; our ability to increase or sustain Discover card usage or attract new customers; difficulty obtaining regulatory approval for, financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; our ability to manage our credit risk, market risk, liquidity risk, operational risk, compliance and legal risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of our or others' key systems; our ability to remain organizationally effective; our ability to maintain relationships with merchants; the effect of political, economic and market conditions, geopolitical events, climate change, pandemics and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors, as well as those with which we have no direct relationship such as our employees' internet service providers; our ability to maintain current technology and integrate new and acquired systems and technology; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; our ability to comply with regulatory requirements; our ability to remediate the material weakness in our internal control over financial reporting that led to the restatement of our financial statements, and the risk that we may experience additional material weaknesses; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of, investments in or divestitures from businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
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
Quarter Highlights
The highlights below compare results as of and for the three months ended September 30, 2024, against results for the same period in the prior year.
•Net income was $870 million, or $3.32 per diluted share, compared to net income of $586 million, or $2.21 per diluted share, in the prior year.
•Total loans grew $4.3 billion, or 4%, to $127.0 billion.
•Credit card loans grew $3.1 billion, or 3%, to $100.5 billion.
•The net charge-off rate for credit card loans increased 125 basis points to 5.28% and the delinquency rate for credit card loans over 30 days past due increased 43 basis points to 3.84%.
•Direct-to-consumer deposits grew $9.1 billion, or 11%, to $90.3 billion.
•Payment Services transaction volume for the segment was $100.5 billion, up 9%.
Outlook
The outlook below provides our current expectations for our financial results based on market conditions, the regulatory and legal environment and our business strategies. The outlook below incorporates the impacts of the sale of our private student loan portfolio.
•We expect a decrease in total loans as a result of the private student loan portfolio sale.
•Net interest margin is expected to increase, in comparison to 2023, driven primarily by higher card yields and the impact from the exit of private student lending.
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
In July 2023, the Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") issued a proposal to amend the risk-based capital framework (the "Basel III rules"), which includes replacing the current "advanced approach" with a new expanded risk-based approach. In addition, the proposal introduces new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, and would significantly revise risk-based capital requirements for all banking institutions with assets of $100 billion or more, including DFS. If adopted, the new requirements would be effective July 1, 2025 with a three-year transition period. In September 2024, the Federal Reserve Vice Chair for Supervision previewed potential changes to the July 2023 proposal, including no longer subjecting Category IV institutions to the proposed revisions other than the requirement to recognize accumulated other comprehensive income, such as unrealized gains and losses on available-for-sale securities, in regulatory capital. The Federal Reserve, OCC and FDIC have not yet issued any changes to the July 2023 proposal.

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
In accordance with the capital plan rule amendments, we elected not to participate in the 2023 supervisory stress tests, but did submit to the Federal Reserve a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. In July 2023, the Federal Reserve disclosed that our SCB was unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024. On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve. On June 26, 2024, the Federal Reserve announced the results of the 2024 Comprehensive Capital Analysis and Review ("CCAR") exercise, followed by the release of the final large bank capital requirements on August 28, 2024. Our new SCB requirement increased to 3.1% and is effective from October 1, 2024, through September 30, 2025, subject to potential recalculation, as discussed in the next paragraph.

Under the Basel III rules, a firm must update and resubmit its capital plan under certain circumstances, including a material change in the firm's risk profile, financial condition or corporate structure since its last capital plan submission. We determined our entry into an agreement and plan of merger ("Merger Agreement") with Capital One required us to resubmit our capital plan and we submitted an updated capital plan on May 3, 2024. The resubmission process is ongoing. Under the capital plan rule and as a consequence of the resubmission requirement, we must receive prior approval for any dividend or other capital distribution, other than a capital distribution on a newly issued capital instrument, and the Federal Reserve may recalculate our SCB.
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
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. These policymakers have proposed and enacted regulations and legislation to augment consumer data privacy standards and require companies to assess and/or disclose cybersecurity metrics, risks, opportunities, policies and practices. At the federal level, Discover is subject to the Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations and guidance, which regulate Discover's use and disclosure of our consumers' nonpublic personal information ("NPI"). In July 2023, the SEC adopted rules on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure. For more information on Discover's cybersecurity program in connection with these rules, see "Item 1C. Cybersecurity" in our annual report on Form 10-K/A for the year ended December 31, 2023. In April 2024, the Department of Homeland Security proposed regulations to implement the Cyber Incident Reporting for Critical Infrastructure Act of 2022 and create new cyber incident and ransom payment reporting requirements for covered entities, including entities that own or operate financial services sector infrastructure. Final regulations are expected to be published in late 2025 and become effective in 2026.
At the state level, the California Consumer Privacy Act ("CCPA"), which became effective in 2020, created a broad set of privacy rights and remedies. The California Privacy Rights Act, which became effective in 2023, amended the CCPA, enhanced consumer privacy protections and created a new California Privacy Protection Agency ("CPPA"). The CPPA has proposed additional regulations around cybersecurity, risk assessments and automated decision-making technology that may impact Discover as the proposed regulations move forward in the formal rulemaking process. Other states continue to pass privacy legislation. To date, these laws have contained either data-level exemptions for NPI or entity-level exemptions for financial institutions subject to the GLBA or state banking laws, so the impact of these state privacy laws on several Discover businesses is limited. We continue to evaluate the impact of the CCPA, as well as other federal and state privacy laws, on our businesses and other providers of consumer financial services, including laws regulating the capture and use of consumer biometrics. For more information on the impact to Discover of data security and privacy laws on regulation, see "Business — Supervision and Regulation" and "Item 1A. Risk Factors" to our consolidated financial statements in our annual report on Form 10-K/A for the year ended December 31, 2023.
Environmental, Social and Governance Matters
Environmental, social and governance ("ESG") issues, including climate change, human capital and governance practices, are a significant area of focus by U.S. federal, state and international lawmakers and regulatory agencies, as well as shareholders and other stakeholders. In recent months, there have been substantial legislative and regulatory developments on such issues, including proposed, issued or implemented legislation and rulemakings concerning how companies assess and/or disclose climate and other ESG information, risks, opportunities, policies and practices. For example, in October 2023, three climate-related disclosure bills were signed in California, and in March 2024, the SEC issued a final rule on climate-related disclosures. The potential impacts of these legislative and regulatory requirements are being evaluated at this time (including as a result of ongoing litigation challenging such requirements and the SEC’s order staying its final rule on climate-related disclosures pending the completion of judicial review). We expect that these and other emerging and evolving legal and regulatory requirements on ESG issues will result in additional compliance and reporting costs to us, and we continue to evaluate and assess the potential impact of these legal and regulatory developments.
Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 16: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Digital Banking
Interest income
Credit card loans	$4,092	$3,726	$11,989	$10,513
Private student loans	244	261	764	768
Personal loans	360	305	1,040	831
Other loans	138	87	379	224
Other interest income	278	231	859	641
Total interest income	5,112	4,610	15,031	12,977
Interest expense	1,457	1,288	4,365	3,346
Net interest income	3,655	3,322	10,666	9,631
Provision for credit losses	1,473	1,702	3,709	4,109
Other income	669	575	1,901	1,650
Other expense	1,743	1,519	4,929	4,220
Income before income taxes	1,108	676	3,929	2,952
Payment Services
Other income	129	130	584	333
Other expense	45	45	141	131
Income before income taxes	84	85	443	202
Total income before income taxes	$1,192	$761	$4,372	$3,154

The following table presents information on transaction volume (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Network Transaction Volume
PULSE Network	$82,573	$72,146	$243,395	$206,422
Network Partners	7,512	9,899	26,693	30,935
Diners Club(1)	10,388	9,723	29,990	28,831
Total Payment Services	100,473	91,768	300,078	266,188
Discover Network — Proprietary(2)	55,184	57,228	162,299	166,153
Total Network Transaction Volume	$155,657	$148,996	$462,377	$432,341
Transactions Processed on Networks
Discover Network	954	964	2,773	2,754
PULSE Network	2,421	2,011	7,146	5,397
Total Transaction Processed on Networks	3,375	2,975	9,919	8,151
Credit Card Volume
Discover Card Volume(3)	$56,593	$58,965	$166,273	$171,868
Discover Card Sales Volume(4)	$53,380	$54,952	$156,999	$160,769

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
Digital Banking
Our Digital Banking segment reported pretax income of $1.1 billion and $3.9 billion, respectively, for the three and nine months ended September 30, 2024, as compared to $676 million and $3.0 billion, respectively, for the same periods in 2023.
Net interest income increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily driven by a higher average level of loan receivables and a higher yield on loans, partially offset by higher funding costs. Interest income increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to a higher average level of loan receivables and yield expansion. Interest expense increased compared to the prior year primarily due to a larger funding base and higher funding costs driven by lower coupon maturities and higher market rates. Also contributing to the increases in interest income and interest expense for the nine months ended September 30, 2024, was higher market rates.
For the three months ended September 30, 2024, the provision for credit losses decreased as compared to the same period in 2023, primarily driven by portfolio seasoning. For the nine months ended September 30, 2024, the provision for credit losses decreased as compared to the same period in 2023, primarily driven by the reversal of the private student loans allowance due to the loans being classified as held-for-sale, partially offset by the impact of loan growth. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income increased for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase in other income, which was driven by a gain recognized from the first closing of the sale of our private student loan portfolio.
Total other income increased for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to increases in other income, net discount and interchange revenue and loan fee income. Other income increased primarily from a gain recognized from the first closing of the sale of our private student loan portfolio. The increase in net discount and interchange revenue was driven primarily by lower rewards expense. Loan fee income increased primarily due to a higher volume of late payments.
Total other expense increased for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to increases in employee compensation and benefits, information processing and communications and professional fees. The increase in employee compensation and benefits was driven primarily from higher average salaries and employee retention awards. Information processing and communications increased primarily from technology investments and accelerated private student loan software depreciation. The increase in professional fees was driven primarily from increases in recovery fees and consulting supporting the pending merger.
Total other expense increased for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to increases in employee compensation and benefits, other expense and professional fees. The increase in employee compensation and benefits was driven primarily by higher average salaries and employee retention awards. Other expense increased primarily from charges for potential regulatory penalties related to the card product misclassification matter. For information regarding the card product misclassification, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements. Professional fees increased primarily from increased consulting supporting compliance and risk management initiatives and the pending merger.
Discover card sales volume was $53.4 billion and $157.0 billion, respectively, for the three and nine months ended September 30, 2024, which was a decrease of 2.9% and 2.3%, respectively, as compared to the same periods in 2023. This volume decrease was primarily driven by lower new account growth.
Payment Services
Pretax income for the Payment Services segment was relatively flat for the three months ended September 30, 2024, as compared to the same period in 2023. Pretax income increased for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily from a favorable legal settlement.
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
Allowance for Credit Losses
The allowance for credit losses was $8.5 billion at September 30, 2024, which reflects a $31 million build from the amount of the allowance for credit losses at June 30, 2024. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
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

To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we measured the impact of altering the weighting of macroeconomic scenarios used in our loss forecast. Our allowance for credit losses would increase by approximately $444 million at September 30, 2024 if we applied 100% weight to the most adverse scenario in our sensitivity analysis to reflect continued elevated interest rates, a decline in consumer confidence, the influence of geopolitical events and increasing unemployment.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended September 30,		2024 vs. 2023 Increase (Decrease)		For the Nine Months Ended September 30,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
		(As Restated)				(As Restated)
Interest income	$5,112	$4,610	$502	11%	$15,031	$12,977	$2,054	16%
Interest expense	1,457	1,288	169	13%	4,365	3,346	1,019	30%
Net interest income	3,655	3,322	333	10%	10,666	9,631	1,035	11%
Provision for credit losses	1,473	1,702	(229)	(13)%	3,709	4,109	(400)	(10)%
Net interest income after provision for credit losses	2,182	1,620	562	35%	6,957	5,522	1,435	26%
Other income	798	705	93	13%	2,485	1,983	502	25%
Other expense	1,788	1,564	224	14%	5,070	4,351	719	17%
Income before income taxes	1,192	761	431	57%	4,372	3,154	1,218	39%
Income tax expense	322	175	147	84%	1,128	724	404	56%
Net income	$870	$586	$284	48%	$3,244	$2,430	$814	33%
Net income allocated to common stockholders	$834	$550	$284	52%	$3,162	$2,351	$811	34%

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
Net interest income increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily driven by a higher average level of loan receivables and a higher yield on loans, partially offset by higher funding costs. Interest income increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to a higher average level of loan receivables and yield expansion. Interest expense increased compared to the prior year primarily due to a larger funding base and higher funding costs driven by lower coupon maturities and higher market rates. Also contributing to the increases in interest income and interest expense for the nine months ended September 30, 2024, was higher market rates.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended September 30,
	2024			2023
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,274	5.40%	$139	$7,711	5.36%	$104
Restricted cash	641	5.73%	9	238	10.65%	7
Investment securities	13,749	3.75%	130	13,499	3.51%	120
Loan receivables(1)
Credit card loans(2)(3)	100,290	16.23%	4,092	95,796	15.43%	3,726
Private student loans(4)	9,631	10.08%	244	10,274	10.11%	261
Personal loans	10,428	13.72%	360	9,368	12.94%	305
Other	7,358	7.45%	138	4,942	6.95%	87
Total loan receivables	127,707	15.06%	4,834	120,380	14.44%	4,379
Total interest-earning assets	152,371	13.35%	5,112	141,828	12.90%	4,610
Allowance for credit losses	(8,480)			(8,063)
Other assets(5)	7,756			7,116
Total assets(6)	$151,647			$140,881
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(7)	$44,604	4.79%	537	$39,795	4.09%	410
Money market deposits	7,123	4.22%	75	8,067	4.41%	90
Other interest-bearing savings deposits	55,559	4.30%	601	51,744	4.31%	561
Total interest-bearing deposits	107,286	4.50%	1,213	99,606	4.23%	1,061
Borrowings
Short-term borrowings	—	—%	—	171	5.32%	2
Securitized borrowings(8)(9)(10)	9,971	4.81%	120	11,161	4.60%	129
Other long-term borrowings(9)(10)(11)	9,416	5.23%	124	8,702	4.32%	96
Total borrowings	19,387	5.02%	244	20,034	4.49%	227
Total interest-bearing liabilities	126,673	4.58%	1,457	119,640	4.27%	1,288
Other liabilities and stockholders' equity(5)(12)	24,974			21,241
Total liabilities and stockholders' equity	$151,647			$140,881
Net interest income			$3,655			$3,322
Net interest margin(13)		11.38%			10.95%
Net yield on interest-earning assets(14)		9.54%			9.29%
Interest rate spread(15)		8.77%			8.63%

	For the Nine Months Ended September 30,
	2024			2023
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,983	5.46%	$449	$7,907	5.06%	$299
Restricted cash	596	6.99%	31	299	6.76%	15
Investment securities	13,641	3.71%	379	12,779	3.42%	327
Loan receivables(1)
Credit card loans(2)(3)	100,062	16.01%	11,989	92,383	15.21%	10,513
Private student loans(4)	10,169	10.03%	764	10,387	9.88%	768
Personal loans	10,233	13.58%	1,040	8,760	12.69%	831
Other	6,809	7.43%	379	4,396	6.82%	224
Total loan receivables	127,273	14.87%	14,172	115,926	14.23%	12,336
Total interest-earning assets	152,493	13.17%	15,031	136,911	12.67%	12,977
Allowance for credit losses	(8,999)			(7,690)
Other assets(5)	7,806			6,762
Total assets(6)	$151,300			$135,983
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(7)	$44,905	4.71%	1,584	$36,828	3.68%	1,014
Money market deposits	7,195	4.26%	229	8,370	4.08%	255
Other interest-bearing savings deposits	55,707	4.34%	1,809	50,238	3.87%	1,453
Total interest-bearing deposits	107,807	4.49%	3,622	95,436	3.81%	2,722
Borrowings
Short-term borrowings	—	—%	—	58	5.32%	2
Securitized borrowings(8)(9)(10)	10,579	4.80%	380	10,353	4.20%	325
Other long-term borrowings(9)(10)(11)	9,502	5.10%	363	9,045	4.39%	297
Total borrowings	20,081	4.94%	743	19,456	4.29%	624
Total interest-bearing liabilities	127,888	4.56%	4,365	114,892	3.89%	3,346
Other liabilities and stockholders’ equity(5)(12)	23,412			21,091
Total liabilities and stockholders’ equity	$151,300			$135,983
Net interest income			$10,666			$9,631
Net interest margin(13)		11.19%			11.11%
Net yield on interest-earning assets(14)		9.34%			9.40%
Interest rate spread(15)		8.61%			8.78%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $98 million and $121 million of amortization of balance transfer fees for the three months ended September 30, 2024 and 2023, respectively, and $324 million and $335 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the three and nine months ended September 30, 2024 and 2023.
(4)Private student loans were classified as held-for-sale effective June 30, 2024.
(5)The restatement impacts pertaining to the card product misclassification were immaterial to the average balance sheet for the three and nine months ended September 30, 2023. Therefore, the average balance sheets for the prior period presented have not been adjusted for those immaterial impacts.
(6)The return on average assets, based on net income, was 0.57% and 0.42% for the three months ended September 30, 2024 and 2023, respectively, and 2.14% and 1.79% for the nine months ended September 30, 2024 and 2023, respectively.
(7)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and nine months ended September 30, 2024.
(8)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three and nine months ended September 30, 2024 and 2023.
(9)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three and nine months ended September 30, 2024 and 2023.
(10)Includes the impact of terminated derivatives formerly designated as fair value hedges for the three and nine months ended September 30, 2024 and 2023.
(11)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three and nine months ended September 30, 2024 and 2023.
(12)The return on average stockholders' equity, based on net income, was 21% and 17% for the three months ended September 30, 2024 and 2023, respectively, and 28% and 24% for the nine months ended September 30, 2024 and 2023.
(13)Net interest margin represents net interest income as a percentage of average total loan receivables.
(14)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(15)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	September 30, 2024	December 31, 2023
Loans held-for-sale	$8,484	$—
Loan portfolio
Credit card loans	100,489	102,259
Other loans
Private student loans	—	10,352
Personal loans	10,438	9,852
Other loans	7,582	5,946
Total other loans	18,020	26,150
Total loan portfolio	118,509	128,409
Total loan receivables	126,993	128,409
Allowance for credit losses	(8,512)	(9,283)
Net loan receivables	$118,481	$119,126

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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended September 30, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2024	$7,591	$—	$793	$97	$8,481
Additions
Provision for credit losses(1)	1,327	—	111	35	1,473
Deductions
Charge-offs	(1,629)	—	(123)	(4)	(1,756)
Recoveries	297	—	17	—	314
Net charge-offs	(1,332)	—	(106)	(4)	(1,442)
Balance at September 30, 2024	$7,586	$—	$798	$128	$8,512

	For the Three Months Ended September 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at June 30, 2023	$6,525	$849	$622	$68	$8,064
Additions
Provision for credit losses(1)	1,518	52	93	8	1,671
Deductions
Charge-offs	(1,171)	(40)	(76)	—	(1,287)
Recoveries	198	5	14	—	217
Net charge-offs	(973)	(35)	(62)	—	(1,070)
Balance at September 30, 2023	$7,070	$866	$653	$76	$8,665
	For the Nine Months Ended September 30, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283
Additions
Provision for credit losses(1)(2)	4,083	(770)	383	53	3,749
Deductions
Charge-offs	(4,926)	(100)	(353)	(9)	(5,388)
Recoveries	810	12	46	—	868
Net charge-offs	(4,116)	(88)	(307)	(9)	(4,520)
Balance at September 30, 2024	$7,586	$—	$798	$128	$8,512

	For the Nine Months Ended September 30, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Other Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(3)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	3,752	121	211	19	4,103
Deductions
Charge-offs	(3,101)	(111)	(194)	—	(3,406)
Recoveries	602	17	43	—	662
Net charge-offs	(2,499)	(94)	(151)	—	(2,744)
Balance at September 30, 2023	$7,070	$866	$653	$76	$8,665

(1)Excludes a $31 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended September 30, 2023, and $40 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition. With the transfer of private student loans to the held-for-sale classification as of June 30, 2024, a liability for expected credit losses on unfunded commitments is no longer recorded.
(2)Includes the adjustment to eliminate the allowance for credit losses upon classifying the private student loan portfolio as held-for-sale.
(3)Represents the adjustment to the allowance for credit losses as a result of the adoption of Accounting Standards Update ("ASU") No. 2022-02 on January 1, 2023.

The allowance for credit losses was approximately $8.5 billion at September 30, 2024, which reflects a $31 million build from June 30, 2024 and a $771 million release from December 31, 2023. The build in the allowance for credit losses for the three months ended September 30, 2024, was primarily driven by the impact of loan growth in our loan portfolio. The release in the allowance for credit losses for the nine months ended September 30, 2024, was driven by the reversal of the private student loans allowance due to the loans being classified as held-for-sale, partially offset by the impact of loan growth.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at September 30, 2024, we used a macroeconomic forecast that projected the following amounts: (i) unemployment rate ending 2024 at 4.35% and, within our reasonable and supportable period, peaking at 4.62% in the third quarter of 2025 and (ii) 2.54% growth rate in real gross domestic product in 2024.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, including those relating to consumer price inflation and the fiscal and monetary policy responses to that inflation. Federal Reserve officials believe trends in inflation and employment are supportive of a less restrictive monetary policy, as indicated by a reduction of the federal funds target range in September 2024 and signaling of further cuts over the remainder of 2024. However, the timing and magnitude of rate decreases will be dependent on trends in economic data, particularly inflation and labor market conditions, and monetary policy remains restrictive, which typically precedes weaker consumer credit conditions caused by rising unemployment as economic growth slows. While credit performance in our lending portfolios has evolved in line with our expectations, we assessed the prospects for various macroeconomic outcomes in setting our allowance for credit losses.
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
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three months ended September 30, 2024, the provision for credit losses decreased by $198 million compared to the same period in 2023, primarily driven by portfolio seasoning. For the nine months ended September 30, 2024, the provision for credit losses decreased by $354 million compared to the same period in 2023, primarily driven by the reversal of the private student loans allowance due to the loans being classified as held-for-sale, partially offset by the impact of loan growth.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Credit card loans	$1,332	5.28%	$973	4.03%	$4,116	5.50%	$2,499	3.62%
Personal loans	$106	4.01%	$62	2.63%	$307	4.00%	$151	2.30%

The net charge-offs and net charge-off rate for credit card loans and personal loans increased for the three and nine months ended September 30, 2024, when compared to the same periods in 2023, primarily driven by portfolio seasoning.

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
The following table presents the amounts and delinquency rates of key loan products, excluding loans held-for-sale, that are 30 and 90 days or more delinquent, and loan receivables that are not accruing interest regardless of delinquency (dollars in millions):

	September 30, 2024		December 31, 2023
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$3,857	3.84%	$3,955	3.87%
Personal loans	$174	1.66%	$143	1.45%

Total loan portfolio	$4,105	3.46%	$4,156	3.45%

Loans 90 or more days delinquent
Credit card loans	$1,883	1.87%	$1,917	1.87%
Personal loans	$47	0.45%	$39	0.40%

Total loan portfolio	$1,960	1.65%	$1,975	1.59%

Loans not accruing interest	$282	0.23%	$261	0.21%

The 30-day and 90-day delinquency rates remained relatively stable for credit card loans at September 30, 2024, compared to December 31, 2023. The 30-day and 90-day delinquency rates for personal loans at September 30, 2024, increased compared to December 31, 2023, driven primarily by portfolio seasoning.
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.

Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended September 30,		2024 vs 2023 Increase		For the Nine Months Ended September 30,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
		(As Restated)				(As Restated)
Discount and interchange revenue, net(1)	$363	$360	$3	1%	$1,121	$1,027	$94	9%
Protection products revenue	42	42	—	—%	126	129	(3)	(2)%
Loan fee income	214	194	20	10%	619	546	73	13%
Transaction processing revenue	84	82	2	2%	262	221	41	19%
Other income	95	27	68	252%	357	60	297	495%
Total other income	$798	$705	$93	13%	$2,485	$1,983	$502	25%

(1)Net of rewards, including Cashback Bonus rewards, of $779 million and $787 million for the three months ended September 30, 2024 and 2023, respectively, and $2.2 billion and $2.3 billion for the nine months ended September 30, 2024 and 2023, respectively.
Total other income increased for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase in other income, which was driven by a gain recognized from the first closing of the sale of our private student loan portfolio.
Total other income increased for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to increases in other income, net discount and interchange revenue and loan fee income. Other income increased primarily from a favorable legal settlement in our Payment Services segment and a gain recognized from the first closing of the sale of our private student loan portfolio. The increase in net discount and interchange revenue was driven primarily by lower rewards expense. Loan fee income increased primarily due to a higher volume of late payments.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		2024 vs. 2023 Increase (Decrease)		For the Nine Months Ended September 30,		2024 vs. 2023 Increase (Decrease)
	2024	2023	$	%	2024	2023	$	%
		(As Restated)				(As Restated)
Employee compensation and benefits	$703	$575	$128	22%	$2,032	$1,788	$244	14%
Marketing and business development	263	283	(20)	(7)%	771	792	(21)	(3)%
Information processing and communications	197	149	48	32%	527	438	89	20%
Professional fees	323	281	42	15%	911	729	182	25%
Premises and equipment	25	22	3	14%	68	64	4	6%
Other expense	277	254	23	9%	761	540	221	41%
Total other expense	$1,788	$1,564	$224	14%	$5,070	$4,351	$719	17%

Total other expense increased for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to increases in employee compensation and benefits, information processing and communications and professional fees. The increase in employee compensation and benefits was driven primarily from higher average salaries and employee retention awards. Information processing and communications increased primarily from technology investments and accelerated private student loan software depreciation. The increase in professional fees was driven primarily from increases in recovery fees and consulting supporting the pending merger.
Total other expense increased for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to increases in employee compensation and benefits, other expense and professional fees. The increase in employee compensation and benefits was driven primarily by higher average salaries and employee retention awards. Other expense increased primarily from charges for potential regulatory penalties related to the card product misclassification matter. For information regarding the card product misclassification, see Note 13: Litigation and Regulatory Matters to our

condensed consolidated financial statements. Professional fees increased primarily from increased consulting supporting compliance and risk management initiatives and the pending merger.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Income before income taxes	$1,192	$761	$4,372	$3,154
Income tax expense	$322	$175	$1,128	$724
Effective income tax rate	27.0%	23.0%	25.8%	23.0%

The effective tax rate increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, due to the adoption of the proportional amortization method for qualifying tax credit investments effective January 1, 2024, and the recognition of a charge representing potential non-deductible regulatory penalties related to the card product misclassification.
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
Funding Sources
Deposits
We obtain deposits from consumers directly or through affinity relationships ("direct-to-consumer deposits"). Additionally, we obtain deposits through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. We gather these deposits from retail customers of our bank, many of whom have more than one Discover product. These deposits originate from a large and diverse customer base, and therefore, the majority of these deposit account balances are insured according to the FDIC's insurance limits. Brokered deposit products include certificates of deposit and sweep accounts. In accordance with FDIC guidance, we do not categorize certain retail deposit products such as affinity deposits and deposits generated through certain sweep deposit relationships as brokered for regulatory reporting purposes. At September 30, 2024, we had $90.3 billion of direct-to-consumer deposits and $19.5 billion of brokered deposits, of which there are $95.7 billion of deposit balances due in less than one year and $14.1 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. As of September 30, 2024, there were $28.6 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three and nine months ended September 30, 2024. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At September 30, 2024, we had $9.3 billion of outstanding public asset-backed securities and $2.5 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended September 30, 2024, the DiscoverSeries three-month rolling average excess spread was 14.00%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At September 30, 2024	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$9,253	$5,393	$3,860

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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At September 30, 2024, we had total committed borrowing capacity of $4.9 billion based on the amount and type of assets pledged, of which $1.0 billion of long-term advances were outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At September 30, 2024	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2024-2032	$3,350
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2025-2031	$139
Discover Financial Services (Parent Company) fixed to floating-rate senior notes, maturing 2034	$1,000
Discover Bank fixed-rate senior bank notes, maturing 2026-2030	$2,800
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At September 30, 2024, $644 million of interest on our fixed-rate debt is due in less than one year and $1.7 billion of interest is due in one year and thereafter. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for more information on the maturities of our long-term borrowings.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At September 30, 2024, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, we have access to short-term advance structures through privately placed asset-backed securitizations. At September 30, 2024, there were $750 million of short-term advances outstanding from private asset-backed securitizations.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for any contingency funding needs. At September 30, 2024, we had a total committed capacity of $3.5 billion, $750 million of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them well ahead of their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.

Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of September 30, 2024, Discover Bank had $46.1 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of September 30, 2024, we had no borrowings outstanding under the discount window and reserve this capacity as a source of contingency liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At September 30, 2024, our unused credit arrangements were approximately $233.7 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications and global merchant acceptance, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of September 30, 2024, we have debt obligations, common stock and preferred stock outstanding, for which we incur servicing costs. Refer to "— Funding Sources" and "— Capital" for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
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
At September 30, 2024, our liquidity portfolio was composed of highly liquid, unencumbered assets, including cash and cash equivalents, short-term investments and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Short-term investments were primarily comprised of Treasury bills with contractual maturities greater than 90 days but less than one year at the time of acquisition. Investment securities primarily included debt obligations of the U.S. Treasury and U.S. GSEs and residential mortgage-backed securities issued by U.S. government agencies or U.S. GSEs. These investments, nearly all of which are classified as available-for-sale, are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.
At September 30, 2024, our liquidity portfolio and undrawn credit facilities were $77.5 billion, which was $7.8 billion higher than the balance at December 31, 2023. Our liquidity portfolio and undrawn credit facilities increased primarily as a result of an increase in unused borrowing capacity with the Federal Reserve discount window. During the three and nine months ended September 30, 2024, the average balance of our liquidity portfolio was $23.5 billion and $24.2 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	September 30, 2024	December 31, 2023
Liquidity portfolio
Cash and cash equivalents(1)	$9,660	$9,815
Other short-term investments	735	—
Investment securities(2)	14,409	13,439
Total liquidity portfolio	24,804	23,254
Private asset-backed securitizations(3)	2,750	2,750
Federal Home Loan Bank of Chicago	3,853	2,551
Primary liquidity sources	31,407	28,555
Federal Reserve discount window(3)	46,118	41,199
Total liquidity portfolio and undrawn credit facilities	$77,525	$69,754

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $407 million and $320 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of September 30, 2024 and December 31, 2023, respectively.
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
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of risk-weighted assets. For Category IV firms, including DFS, the Federal Reserve calculates each firm's SCB biennially in even-numbered calendar years. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year's supervisory stress tests as part of the Federal Reserve's CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm's annual capital plan. In July 2023, the Federal Reserve disclosed that our SCB was unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024. On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve. On June 26, 2024, the Federal Reserve announced the results of the 2024 CCAR exercise, followed by the release of the final large bank capital requirements on August 28, 2024. Our new SCB requirement increased to 3.1% and is effective from October 1, 2024, through September 30, 2025, subject to potential recalculation as discussed herein.
Under the Basel III rules, a firm must update and resubmit its capital plan under certain circumstances, including a material change in the firm's risk profile, financial condition or corporate structure since its last capital plan submission. We determined our entry into the Merger Agreement with Capital One required us to resubmit our capital plan and we submitted our updated capital plan on May 3, 2024. The resubmission process is ongoing. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.

At September 30, 2024, DFS and Discover Bank met the requirements for "well-capitalized" status under the Federal Reserve's Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At September 30, 2024, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure among different companies.
The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	September 30, 2024	December 31, 2023
		(As Restated)
Total common stockholders' equity(1)	$16,053	$13,179
Less: goodwill	(255)	(255)
Tangible common equity	$15,798	$12,924

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared the following common stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Share
2024
October 14, 2024	November 21, 2024	December 05, 2024	$0.70
July 15, 2024	August 22, 2024	September 05, 2024	0.70
April 17, 2024	May 23, 2024	June 06, 2024	0.70
January 16, 2024	February 22, 2024	March 07, 2024	0.70
Total common stock dividends			$2.80

2023
October 16, 2023	November 22, 2023	December 07, 2023	$0.70
July 17, 2023	August 24, 2023	September 07, 2023	0.70
April 17, 2023	May 25, 2023	June 08, 2023	0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$2.70

Our Board of Directors declared the following Series C preferred stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2024
July 15, 2024	October 15, 2024	October 30, 2024	$27.50
January 16, 2024	April 15, 2024	April 30, 2024	27.50
Total Series C preferred stock dividends			$55.00

2023
July 17, 2023	October 13, 2023	October 30, 2023	$27.50
January 17, 2023	April 14, 2023	May 01, 2023	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2024
July 15, 2024	September 06, 2024	September 23, 2024	$30.625
January 16, 2024	March 08, 2024	March 25, 2024	30.625
Total Series D preferred stock dividends			$61.250

2023
July 17, 2023	September 08, 2023	September 25, 2023	$30.625
January 17, 2023	March 08, 2023	March 23, 2023	30.625
Total Series D preferred stock dividends			$61.250

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
During the three and nine months ended September 30, 2024, there were no share repurchases. In accordance with the Merger Agreement with Capital One, we have paused share repurchases through the completion of the merger.

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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At September 30, 2024, the majority of our credit card and private student loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest rate sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
We have taken actions to bring our net interest income sensitivity closer to neutral as the Federal Reserve has slowed its pace of monetary policy tightening and the outlook for near-term U.S. economic growth may be weakening. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities. At September 30, 2024, these numbers include a sale of the private student loan portfolio (dollars in millions):

	At September 30, 2024		At December 31, 2023
Basis point change	$	%	$	%
+100	$92	0.65%	$161	1.17%
-100	$(74)	(0.52)%	$(153)	(1.11)%

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
Due to the material weaknesses disclosed within Part II, "Item 9A Controls and Procedures" of the Company's annual report on Form 10-K/A for the year ended December 31, 2023 that led to the restatement of the Company's condensed consolidated historical financial statements, our interim CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2024. For additional information see the Explanatory Note and Part II, Item 9A. Controls and Procedures of the Company's annual report on Form 10-K/A for the year ended December 31, 2023 filed on December 23, 2024.
Notwithstanding the conclusion by our interim CEO and CFO that our disclosure controls and procedures were not effective as of September 30, 2024, and notwithstanding the material weaknesses in our internal control over financial reporting described in Part II, Item 9A Controls and Procedures of the Company's annual report on Form 10-K/A for the year ended December 31, 2023, our interim CEO and CFO have concluded that the condensed consolidated financial statements as issued in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. ("GAAP").
Remediation Plan and Status
As of September 30, 2024, we have made progress against the remediation plan that we previously disclosed under Part II, Item 9A. Controls and Procedures in the Company's annual report on Form 10-K/A for the year ended December 31, 2023. While we believe that our remediation plan is sufficient to remediate the material weaknesses, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2024, this evaluation remains ongoing and we have not yet concluded on remediation.
Changes in Internal Control over Financial Reporting
Other than as outlined above, there have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In accordance with the Merger Agreement with Capital One, share repurchases have been paused through the completion of the merger. For more information on the pending merger, see Note 1: Background and Basis of Presentation — Pending Merger with Capital One Financial Corporation to our condensed consolidated financial statements.
The following table sets forth information regarding employee transactions made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)
July 1 - 31, 2024
Employee transactions(1)	241	$130.65
August 1 - 31, 2024
Employee transactions(1)	58,227	$136.15
September 1 - 30, 2024
Employee transactions(1)	2,460	$129.90

Total
Employee transactions(1)	60,928	$135.87

(1)Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.
(2)Average price paid per share excludes any excise tax.
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

Item 6.    Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

10.1	Amendment No. 5 to Discover Financial Services Employee Stock Purchase Plan, effective August 1, 2024.

10.2	Letter Agreement, dated as of September 1, 2024, between Discover Financial Services and Hope Mehlman.

10.3	Amendment to Letter Agreement, dated as of November 26, 2024, between Discover Financial Services and Hope Mehlman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL: (1) Condensed Consolidated Statements of Financial Condition, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Changes in Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL and contained in Exhibit 101.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: December 23, 2024