Form 10-K
period 2024-12-31
Discover Financial Services
filed 2025-02-20
CIK 1393612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $32,797,348,407.
As of February 14, 2025, there were 251,604,129 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

DISCOVER FINANCIAL SERVICES
Annual Report on Form 10-K for the year ended December 31, 2024

Except as otherwise indicated or unless the context otherwise requires, “Discover Financial Services,” “Discover,” “DFS,” “we,” “us,” “our,” and “the Company” refer to Discover Financial Services and its subsidiaries. See “Item 8 — Financial Statements and Supplementary Data — Glossary of Acronyms” for terms and abbreviations used throughout the annual report.
We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including, but not limited to: Discover®, PULSE®, Cashback Bonus®, Discover Cashback Checking®, Discover it®, Freeze it®, and Diners Club International®. All other trademarks, trade names and service marks included in this annual report on Form 10-K are the property of their respective owners.

Part I.
Part I | Item 1.    Business
Introduction
Discover Financial Services (the “Company”) is a digital banking and payment services company. We were incorporated in Delaware in 1960. We are a bank holding company under the Bank Holding Company Act of 1956 as well as a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”) and therefore are subject to oversight, regulation and examination by the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”). We provide digital banking products and services and payment services through our subsidiaries. We offer our customers credit card loans, personal loans, home loans and deposit products. We had $121.1 billion in loan receivables and $90.6 billion in deposits issued through direct-to-consumer channels at December 31, 2024. We also operate the Discover Network, the PULSE network (“PULSE”) and Diners Club International (“Diners Club”), collectively known as the Discover Global Network. The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. PULSE operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE network with access to automated teller machines (“ATMs”) domestically and internationally, as well as merchant acceptance throughout the United States of America (“U.S.”) for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
During the fourth quarter of 2024, we completed the sale of our private student loan portfolio. See “— Operating Model” for more information.
Pending Merger with Capital One Financial Corporation
On February 19, 2024, Discover and Capital One Financial Corporation (“Capital One”) jointly announced that they entered into an agreement and plan of merger (the “Merger Agreement”), under which the companies will combine in an all-stock merger, which valued Discover at $35.3 billion based on the price of Capital One common stock on the last trading day before the public announcement of the merger. Under the terms of the Merger Agreement, holders of Discover common stock will receive 1.0192 shares of Capital One common stock for each share of Discover common stock they own. Capital One shareholders will own approximately 60% of the combined company and Discover shareholders will own approximately 40% of the combined company. The Merger Agreement contains customary representations and warranties, covenants and closing conditions. The Board of Directors of the combined company will have fifteen directors, consisting of twelve Capital One Board members and three Discover Board members to be named at a later date.
Completion of the proposed merger remains subject to approval by the Federal Reserve Board and the Office of the Comptroller of the Currency (“OCC”) and other customary closing conditions.
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
In addition, the following information is available on the investor relations page of our internet site: (i) our Corporate Governance Guidelines; (ii) our Code of Conduct and Business Ethics; and (iii) the charters of the Audit, Compensation and Human Capital, Nominating, Governance and Public Responsibility and Risk Oversight Committees of our Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning our principal executive offices: Discover Financial Services, Office of the Corporate Secretary, 2500 Lake Cook Road, Riverwoods, Illinois 60015, United States of America, telephone number (224) 405-0900.

Operating Model
We manage our business activities in two segments: Digital Banking and Payment Services. Our Digital Banking segment includes consumer banking and lending products, specifically Discover-branded credit cards issued to individuals on the Discover Network and other consumer banking products and services, including personal loans, home loans and deposit products. Our Payment Services segment includes PULSE, Diners Club and our Network Partners business, which provides payment transaction processing and settlement, merchant acquisition, ATM access and related payments services on the Discover Global Network.
On November 29, 2023, we announced our Board of Directors had authorized management to explore the sale of the private student loan portfolio and transfer servicing of these loans to a third-party servicer. We stopped accepting new applications for private student loans February 1, 2024. On July 17, 2024, we entered into a purchase agreement to sell our private student loan portfolio and transfer servicing of the portfolio to a third-party servicer. The sale of the private student loan portfolio was completed during the fourth quarter of 2024.
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
Digital Banking
Set forth below are descriptions of the credit cards, personal loans, home loans and deposit products issued by our bank subsidiary, Discover Bank.
Credit Cards
We currently offer and issue credit cards to consumers. Our credit card customers are permitted to “revolve” their balances and repay their obligations over a period of time and at an interest rate set forth in their cardmember agreements, which may be either fixed or variable. The interest that we earned on revolving credit card balances comprised approximately 80% of our total interest income for the year ended December 31, 2024. We also charge customers other fees as specified in the cardmember agreements. These may include fees for late payments, returned checks, balance transfer transactions and cash advance transactions.
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
Home Loans
Our home loans are intended for multiple purposes, including mortgage refinance, debt consolidation, home improvement and other major expenses. These loans are single family, owner occupied, closed-end with fixed interest rates, terms and payments, and are secured by a first or second lien. These loans require monthly payment over a 10 to 30-year term. Customers may elect to make larger than minimum payments without being subject to a prepayment penalty. Customers do not pay origination fees or third-party costs during the application process or at closing. Customers may be subject to late fees and returned payment charges.
We market home loans primarily through direct mail, digital channels and email. Prospective applicants can obtain information and apply online or by telephone.
Deposits
We obtain deposits from consumers directly (“direct-to-consumer deposits”) and through third-party securities brokerage firms that offer our deposits to their customers (“brokered deposits”). Our direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts, while our brokered deposit products include certificates of deposit and sweep accounts. All our deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum permitted by law. We do not pay interest on checking account balances and instead offer cashback rewards for certain debit card purchases. Certificates of deposit are offered on a range of tenors from three months through ten years with interest rates that are fixed for the full period. There are no minimum balance requirements to open any direct-to-consumer deposit account. There are penalties for early withdrawals from certificates of deposit. Interest rates on money market accounts and savings accounts are subject to change at any time. Service charges apply to outgoing wire transfers only and availability of funds varies based on type and method of deposit and other factors.
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
PULSE
Our PULSE network is a leader in debit payments, cash access and account transfers. PULSE links cardholders served by financial institutions to ATMs and point-of-sale (“POS”) terminals located throughout the U.S., including cardholders at financial institutions with which PULSE has direct relationships and through agreements PULSE has with other debit networks. PULSE also provides cash access at ATMs internationally for cards enabled for acceptance on the Discover Network and Diners Club. Cards enabled for acceptance on the PULSE network have international acceptance in Canada, Mexico and the Caribbean.
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
Diners Club
Our Diners Club business maintains a global acceptance network through its relationships with licensees. We do not directly issue Diners Club cards to consumers, but grant our licensees the right to issue Diners Club cards and/or provide card acceptance services. In general, our licensees pay us royalties for the right to use the Diners Club brand, which is our primary source of Diners Club revenues. We also earn revenue from providing various support services to our Diners Club licensees, including processing and settlement of cross-border transactions. We also provide a centralized service center and technological services to our licensees.
When Diners Club cardholders use their cards outside the host country or territory of the issuing licensee, transactions are routed and settled over the Diners Club network through its centralized service center. In order to increase merchant acceptance in certain targeted countries and territories, we work with merchant acquirers to offer Diners Club and Discover acceptance to their merchants. These acquirers are granted licenses to market the Diners Club and Discover brands to existing and new merchants. Diners Club cardholders with cards issued by licensees use their cards on the Discover Network and on the PULSE and Diners Club networks in their card-issuing territory and abroad.

Network Partners Business
We have agreements with a number of financial institutions, financial technology firms, networks, Network Alliances and other commercial service providers (collectively, “Network Partners”) for the provision of card issuing, payments processing and related services on the Discover Global Network. We may earn merchant discount and acquirer assessments net of issuer fees paid, in addition to other fees, for processing transactions for Network Partners. We also leverage our payments infrastructure in other ways, such as business-to-business payment processing.
The following chart* shows an example of a Network Partners transaction cycle:
* * *
The discussion below provides additional detail concerning the supporting functions of our two segments. The credit card, personal loan, home loan and deposit products issued through our Digital Banking segment require significant investments in consumer portfolio risk management, marketing, customer service and related technology. The operation of our Payment Services segment requires that we invest in the technology to manage risk and service Network Partners, merchants and merchant acquirer relationships. We also make strategic investments in payment services entities to support our Payment Services segment.
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

Rewards / Cashback Bonus
We offer several card products, all with no annual fee, that allow our cardmembers to earn their rewards based on their purchases, which can be redeemed in any amount at any time, in general as set forth below.
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
•Identity Theft Protection includes an initial credit report, credit bureau report monitoring at the three major credit bureaus, notification of changes to financial accounts, personal information on the dark web and additional elements of the customer’s choosing, identity theft insurance of up to $1,000,000 to cover certain expenses due to identity theft and access to fraud resolution specialists who can help resolve issues.
•Payment Protection allows customers to suspend their minimum payments due for up to two years, depending on the qualifying event and product level, when certain qualifying life events occur. While on this benefit, customers have no minimum monthly payment and are not charged interest, late fees or product fees. This product covers various events, such as unemployment, disability, Federal or State disasters and other life events, such as marriage or the birth of a child. Depending on the product level and availability under state laws, outstanding balances up to $10,000 or $25,000, are cancelled in the event of death.
•Wallet Protection offers convenience if a customer’s wallet is lost or stolen, including requesting cancellation and replacement of the customer’s credit and debit cards, monitoring the customer’s credit bureau reports at the three major credit bureaus for 180 days and alerting them to key changes to their credit files, and providing $100 to replace the customer’s wallet or purse.
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
Our personal loan, home loan and deposit product customers can utilize our online account services to manage their accounts and to use interactive tools and calculators. Additionally, our card, personal loan and deposit product customers have access to Discover’s Mobile application. Card and deposit product customers that use the mobile application have access to benefits, including Online Privacy Protection. This benefit helps customers to have more control over their personal information online by regularly helping to remove it from select people-search sites that could sell their data.
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
Discover Global Network Operations
We support our merchants through a merchant acquiring model that includes direct relationships with large merchants in the U.S. as well as arrangements with third-party merchant acquirers. Additionally, Discover Network cards are widely accepted, and acceptance continues to grow in a number of countries around the world on the Diners Club network.
We maintain direct relationships with many of our large Discover Network merchant accounts, at times entering into joint marketing programs or opportunities. The terms of Discover Network’s direct merchant relationships are set forth in merchant services agreements, which are governed by our operating regulations and related program documents. To enable ongoing improvements in our network’s functionality and in accordance with industry convention, we publish updates to our program documents on a semi-annual basis or more frequently as needed.
Discover Global Network services other merchant portfolios via its relationships with third-party merchant acquirers, many of whom offer comprehensive suites of payments processing, onboarding, due diligence and/or other merchant services. Merchants also can apply to our merchant acquirer partners directly to accept Discover Global Network cards through the acquirers’ integrated payments solutions. Merchant acquirers may provide merchants with consolidated servicing for Discover, Visa and MasterCard transactions, resulting in streamlined statements and customer service for merchants and reduced costs for us.
The Discover Global Network operates systems and processes that seek to ensure data integrity, prevent fraud and ensure compliance with our operating regulations. Our systems evaluate incoming transaction activity to identify abnormalities that require investigation and fraud mitigation. Designated Discover Global Network personnel are responsible for validating compliance with laws and with our operating regulations, including enforcing our data security standards and prohibitions against illegal or otherwise unacceptable activities. Discover Global Network is a founding and current member of the Payment Card Industry Security Standards Council, LLC (the “Council”) and is working to expand the adoption of the Council’s security standards globally for merchants and service providers that store, transmit or process cardholder data.
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
Seasonality
In our credit card business, we experience fluctuations in transaction volumes and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns around the winter holidays, summer vacations and back-to-school periods. Historically, in our private student loan business, our loan disbursements peaked at the beginning of a school’s academic semester or quarter; we stopped accepting new applications for private student loans February 1, 2024, and completed the sale of our private student loan portfolio in the fourth quarter of 2024. Seasonal trends have not caused significant fluctuations in our results of operations or credit quality metrics between quarterly and annual periods.
Revenues in our Diners Club business are generally higher in the first half of the year as a result of Diners Club’s tiered pricing system where licensees qualify for lower royalty rate tiers as cumulative volume grows during the course of the year.
Competition
The consumer financial services business is highly competitive. We compete with other consumer financial services providers, including payments networks and non-traditional providers such as financial technology firms, across many dimensions including brand, reputation, customer service, product and service offerings, incentives, pricing, e-commerce and digital wallet participation, and other terms. Our credit card business also competes on the basis of reward programs and merchant acceptance. We compete for accounts and utilization with cards issued by other financial institutions (including American Express, Bank of America, JPMorgan Chase, Capital One and Citibank) and, to a lesser extent, businesses that issue their own private label cards or otherwise extend credit to their customers. In comparison to our largest credit card competitors, our strengths include no annual fees, cash rewards, conservative portfolio management and strong, 100% U.S.-based customer service. Competition based on rewards and other card features and benefits continues to be strong. Our personal loan product competes for customers primarily with financial institutions (including Citibank and American Express) and non-traditional lenders (including SoFi and Lending Club). Our home loan product faces competition primarily from national and regional mortgage lenders.
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
Merchant acceptance of the Discover card has reached near parity with competing cards in the U.S. for both the number of merchants enabled for acceptance and the number of merchants actively accepting Discover. However, the legacy perception of lower acceptance still presents limitations in attracting new cardholders and debit card issuers. Most domestically-issued credit cards are issued on the Visa and MasterCard networks, thus most other card issuers benefit from the dominant market share of Visa and MasterCard. We continue to make investments in expanding Discover and Diners Club acceptance in key international markets where an acceptance gap exists.
In our payment services business, we compete with other networks for transaction volume and to attract Network Partners to issue credit, debit and prepaid cards on the Discover, PULSE and Diners Club networks. We generally compete on the basis of customization of services and various pricing strategies, including incentives and rebates. We also compete on the basis of issuer fees, fees paid to networks (including switch fees), merchant acceptance, network functionality, customer perception of service quality, brand image, reputation and market share. The Discover and Diners Club networks’ primary competitors are Visa, MasterCard and American Express. PULSE’s network competitors include Visa’s Interlink, MasterCard’s Maestro and First Data’s STAR. American Express is a particularly strong competitor to Diners Club as both cards target international business travelers. As the payments industry continues to evolve, we are also facing ongoing competition from financial technology firms and alternative payment solutions, which leverage new technologies and a customer’s existing deposit and credit card accounts and bank relationships to create payment or other fee-based solutions.
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
Human Capital
The success of our business is highly dependent on attracting, retaining and developing employees with the necessary skills and experience to support our customers, our business and our strategy. We employed approximately 21,000 individuals as of December 31, 2024, which consisted primarily of full-time employees in the U.S. Additionally, we employ 100% of our customer service agents within the U.S., which we believe offers a distinct competitive advantage.
Our purpose-driven, people-first culture and human capital management strategy is built on a foundational set of core values and the Discover Behaviors, and powered by significant investments in employee learning and development, market-competitive compensation and benefits and inclusion and belonging. One place we see the results from our human capital strategy is in our consistently high levels of employee engagement, which we measure through employee surveys.
Employee Learning and Development
Career and skill development are important components of our talent management and development system. In addition to on-the-job coaching and training, we provide a range of professional and leadership development programs that help our employees build better teams, develop the skills to advance their careers and support them during leadership transitions. For example, employees can access continuing education courses that cover a variety of subjects through our training and development platform. Additionally, we support our employees’ educational goals through programs and certifications that can reimburse up to 100% of tuition at certain schools.
Market-Competitive Compensation and Benefits
We offer a market-competitive compensation and benefits package to attract, retain and motivate highly qualified talent. We designed our compensation and benefits package using a pay-for-performance philosophy to reward the achievement of our financial and strategic performance goals as well as individual performance. Our total compensation and benefits package for U.S. employees includes competitive holiday and flexible paid-time-off; a 401(k) retirement savings plan with matching and company contributions that can total up to 8% of an employee’s wages per year; subsidized medical, dental, vision, disability and supplemental life insurance; paid parental and caregiver leave; adoption and surrogacy assistance; and an employee assistance program, among other benefits.

Inclusion and Belonging
We believe that an all-inclusive range of backgrounds, identities, perspectives and experiences make Discover stronger and better able to support our customers, employees and communities to achieve brighter financial futures. Our commitment to our employees is to ensure fair treatment, access and advancement for all, while also creating a culture where all employees feel seen, heard, valued and have a sense of belonging.
Pay Equity
We seek to pay our employees fairly for their work and we regularly monitor our performance and pay equity. We benchmark roles and compensation data and partner with an independent, third-party consultant to conduct a company-wide pay equity analysis. We use this analysis to identify potential pay discrepancies, understand the underlying drivers and implement best practices.
Employee Engagement
Discover continues to be an award-winning workplace, recognized for our inclusive and collaborative culture. Recent recognition includes: 2024 Fortune 100 Best Companies to Work For®; 2024 Top Workplaces USA; 2024 Forbes World’s Best Employer; and 2024 Disability Equality Index’s Best Places to Work for Disability Inclusion. Employee engagement and satisfaction is core to our talent attraction and retention strategy, which supports our business success. We consistently leverage employee listening to drive continuous improvement throughout our company. In our most recent employee survey conducted in the fourth quarter of 2024, 77% of employees recommended Discover as a great place to work, with overall scores that exceed global and financial services benchmarks as surveyed by Glint.
Risk Management
We manage risks that affect our customers, financial performance and ability to meet stakeholder and regulatory expectations. We use an enterprise risk management (“ERM”) framework to identify, measure, manage, monitor and report these risks. We have made changes throughout 2024 to better ensure compliance with our risk management framework and supporting governance structure. Operationalization and sustained execution of enhanced and newly implemented processes in 2024 will further demonstrate strong risk management discipline.
Enterprise Risk Management Framework
Our management of risk across the enterprise is executed through a framework that is based on industry standards for managing risk and controls. While the detailed activities vary by risk type, there are common process elements that apply across risk types. We seek to apply these elements consistently in the interest of effective and efficient risk management. This framework seeks to link risk processes and infrastructure with the appropriate risk oversight to create a risk management structure that raises risk awareness, reduces impact of potential risk events, improves business decision-making and increases operational efficiency.
Our ERM framework incorporates certain components that guide our approach to risk management: Governance and Oversight, Business Strategy, Risk Infrastructure and Risk Culture.
Governance and Oversight
Our governance structure supports effective oversight of the ERM framework and company-wide risk management through clearly defined roles for the Board of Directors and its committees; the Management Risk Committee and related sub-committees; and Executive Management.
Our risk appetite framework ensures that the level of risk that the Company is willing to take in pursuit of its business objectives is defined, measured, monitored, reported regularly and is commensurate with the risk profile of the Company.
Business Strategy
Each year, the Board of Directors reviews and approves the strategic plan. This plan is facilitated by corporate strategy, developed by senior management and reviewed by the Executive Management Committee.

The strategic plan serves as a roadmap to achieve our long-term objectives, ensuring that initiatives are aligned with our ability to manage risk effectively. This alignment allows us to proactively address challenges and seize opportunities.
Throughout the annual strategic plan process, the Board of Directors provides feedback and input to the Executive Management Committee. Additionally, Corporate Risk Management (“CRM”) offers the Board of Directors an independent assessment and opinion of the plan.
Risk Infrastructure
Being risk-aware requires a supporting infrastructure to capture risk-related information and produce risk-related reporting. Risk infrastructure is inclusive of the people, processes and technology that support risk management.
Risk Culture
Our people are responsible for promoting a strong risk culture, which means they are empowered, and expected, to take accountability for identifying and addressing risks inherent in their business and its processes. We have strengthened risk management and risk identification programs to ensure the necessary communications, training, tools and guidance are provided.
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
First Line of Defense
The first line of defense includes business areas performing activities designed to generate revenue, provide operational support for delivery of products and services or provide technology services to first line business areas. The first line of defense is accountable for owning and managing risks associated with its business processes and for performing its risk management activities in accordance with the ERM framework.
Additionally, business areas that are not considered first line of defense may perform certain activities where they are responsible for owning risks. In these instances, first line of defense responsibilities outline above must be followed.
Second Line of Defense
The second line of defense, led by our Chief Risk Officer (“CRO”), is comprised of CRM functions, which are independent of the first line of defense and provide oversight and expert advice to the first line of defense.
Third Line of Defense
The third line of defense, led by our Chief Audit Executive, is comprised of the Internal Audit function, which provides independent, objective and reliable assurances that the first and second lines of defense have systems of internal controls, operational processes, risk management activities and governance that are well designed and working as intended, and the ERM framework is appropriate for our size, complexity and risk profile.
Corporate Functions
Corporate functions such as Legal, Human Resources and Finance advise business units to enable prudent risk management. These corporate functions also have responsibility to be risk-aware and to manage risk in their own activities.
Risk Types
We are exposed to a broad set of risks in the course of our business activities due to both internal and external factors, which we segment into seven major risk categories: credit (consumer and counterparty), market, liquidity, operational, compliance, reputational and strategic risk. We have established various policies and standards to help govern these risks.

Credit Risk
Our credit risk arises from the potential that a borrower or counterparty will fail to perform on an obligation. Our credit risk includes consumer credit risk and counterparty credit risk. Consumer credit risk is primarily incurred by Discover Bank through the issuance of (i) unsecured credit including credit cards and personal loans and (ii) secured credit including deposit secured credit cards and home equity loans. Counterparty credit risk is incurred through a number of business-facing activities including payment network settlement, certain marketing and incentive programs, asset/liability management, guarantor and insurance relationships and strategic investments.
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
Operational Risk
Operational risk is defined as the potential for loss resulting from the failure of internal processes, systems, people or external events. This includes risks such as internal fraud, external fraud, cybersecurity breaches, system failures, human errors or misconduct, internal business processes and external events including natural disasters and lawsuits or adverse judgments that may disrupt or otherwise negatively affect our operations or condition. Operational risk is inherent in all our businesses and can impact the Company’s financial performance, reputation and regulatory compliance.
One of our key operational risks is information security, which includes cybersecurity. Our information security program is led by our Chief Information Security Officer (“CISO”) and overseen by our Technology and Information Risk Committee (“TIRC”). The program is designed to safeguard the confidentiality, integrity and availability of information assets. We continuously monitor the cyber threat landscape, internal threats and technological changes to ensure controls are in place to mitigate risks to the organization and our customers. In concert with our lines of business and corporate functions, our enterprise-wide incident management framework enables us to manage risk mitigation activities that stem from incidents; these include governance structure and organization, an incident management program, incident management and escalation principles, requirements for testing and exercising the program, risk management principles and external reporting guidance. For additional information on cybersecurity, see “Item 1C. Cybersecurity.”
Compliance Risk
Compliance risk is the risk of material financial loss, damage to reputation or negative impact on business strategies that Discover Financial Services and its subsidiaries may suffer as a result of its failure to comply with laws, regulations, rules and key internal policies applicable to the activities of our Company. Compliance risk exposures are actively and primarily managed by our business units in conjunction with our compliance department. Our compliance program governs the management of compliance risk and includes oversight by our Management Risk Committee and Compliance and Ethics Committee. Our Compliance Management System is in place to ensure we are responding in a timely manner to existing and changing laws, regulations and rules.
Reputational Risk
Reputational risk is defined as the potential for loss resulting from damage to the Company’s reputation due to various factors such as negative public perception, adverse media coverage, regulatory actions or unethical behavior.

This includes risks such as negative publicity, customer dissatisfaction, regulatory fines and loss of stakeholder trust. Reputational risk is inherent in all our businesses and can impact the Company’s financial performance, customer loyalty and regulatory compliance.
Strategic Risk
Strategic risk is the risk that the Company’s earnings, capital, franchise and/or enterprise value is impacted due to failure to exploit its competitive position, inability to adapt to evolving forces in the industry or operating environment, inadequate strategic planning or poor execution of strategic decisions. Strategic risk is inherent in our business and is influenced by internal and external factors including the development of our strategic plan and the approaches therein contained, the execution of activities defined by the strategic plan and the activities of competitors, including legacy institutions and new entrants.
Our Management Risk Committee actively manages strategic risk by monitoring our risk appetite and key risk indicators (“KRIs”), identifying and providing oversight of key risks associated with our business strategies, and working with our Risk Oversight Committee and Board of Directors to manage material strategic risks. Our business units take on and are accountable for managing strategic risk in pursuit of their objectives.
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
Risk Management
We have policies and a defined governance structure in place to manage risks. In the event of a risk exposure exceeding established limits, management determines appropriate response actions. Responses, which may be taken by the Board of Directors, the Risk Oversight Committee, the Audit Committee, the Management Risk Committee, sub-committees or the CRO, or business units, may include (i) actions to directly mitigate or resolve risk; (ii) actions to terminate any activities resulting in an undesired or unintended risk position; or (iii) actions to prevent, avoid, modify, share or accept a risk position (or activity prior to its occurrence).
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
These metrics enable monitoring of risk by business management and by measuring risk and performance data against established risk appetite limits and KRI limits that are updated periodically. Procedures are in place to notify the appropriate governance committees in the event of any actual risk limit breaches or potential upcoming breaches. In addition to metrics, independent CRM testing also informs us how well risks are managed.
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
Stress Testing
We use stress testing to better understand the range of potential risks, their impacts and the extent to which our Company is exposed. A stress testing framework is employed to provide a comprehensive, integrated and forward-looking assessment of material risks and vulnerabilities. Stress test results provide information for business strategy, risk appetite setting and decisions related to capital actions, contingency capital plans, liquidity buffer, contingency funding plans and balance sheet positioning. Our stress testing framework utilizes a risk taxonomy, which covers our risk exposures across our defined risk categories and includes management’s view of material risk exposure.
Risk Appetite and Strategic Limit Structure
Risk appetite is defined as the aggregate level and the type of risks we are willing to accept or avoid in order to achieve our strategic objectives. Risk appetite statements are consistent with our aspirations, mission statement and core values and also serve as tools to preclude business activities that could have a negative impact on our reputation.
Risk appetite is expressed through both quantitative limits and qualitative statements to recognize a range of possible outcomes and to help set boundaries for proactive management of risks. Risk appetite measures take into account the risk profile of the businesses, the external macroeconomic environment and stakeholder views, including those of shareholders, regulators, ratings agencies and customers. These limits and statements are revised at least annually or as warranted by changes in business strategy, risk profile and external environment.
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
Capital Planning
Risk exposures across risk categories and risk types are consolidated to create a comprehensive risk taxonomy. This taxonomy is leveraged within our Company to identify risks that inform stress scenario design, capital planning, risk appetite setting and risk modeling. Our capital planning and management framework encompasses forecasting capital levels, establishing capital targets, monitoring capital adequacy against targets, maintaining appropriate contingency capital plans and identifying strategic options to deploy excess capital.
Risk Management Review of Compensation
Our compensation program is grounded in a pay-for-performance philosophy, which considers performance across our Company, business segments and individual performance, as appropriate, as well as the long-term interests of our shareholders and the safety and soundness of our Company. We strive to deliver compensation that is competitive relative to our peers and have designed our program to attract, retain and motivate our employees. In addition to being competitive in the markets that we compete for talent and encouraging employees to achieve objectives set out by our management, our compensation programs are designed to balance an appropriate mix of compensation components to align the interests of employees with the long-term interests of shareholders and the safety and soundness of our business.
The design and administration of our compensation program provides incentives that seek to appropriately balance risk and financial results in a manner that does not incentivize employees to take imprudent risks, is compatible with effective controls and enterprise-wide risk management and is supported by strong corporate governance, including oversight by our Board of Directors and the Compensation and Human Capital Committee (“CHCC”) of our Board of Directors. At least annually, the CHCC meets with the CRO to review and discuss the results of the assessment of whether our compensation plans encourage imprudent risk-taking that could threaten the value of, or have a material adverse effect on, our Company or result in a failure to comply with regulatory requirements.
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
Board Committee Structure
Board of Directors
Our Board of Directors (i) reviews and approves certain risk management policies; (ii) reviews and approves our capital targets and goals; (iii) reviews and approves our risk appetite framework; (iv) monitors and approves our strategic plan, as appropriate; (v) appoints our CRO and other risk governance function leaders, as appropriate; (vi) receives and reviews reports on any exceptions to the Enterprise Risk Management Policy; and (vii) receives and reviews regulatory examination reports. The Board of Directors receives reports from the Governance and Controls Committee on risks associated with significant regulatory remediation activities, including consent orders, the Audit Committee and Risk Oversight Committee on risk management matters and the CHCC on risks associated with compensation and leadership development.
Governance and Controls Committee of our Board of Directors
Our Governance and Controls Committee assists the Board in fulfilling its respective oversight responsibilities with regard to significant regulatory remediation activities, including consent orders. The Committee is responsible for overseeing and monitoring the establishment and timely implementation by management of remediation actions to address specific corrective actions required by the Company’s regulators. It is responsible for overseeing the mandate of the Company’s Office of Remediation, approving the head of the Office of Remediation and reviewing that individual’s performance. The Committee is also responsible for reviewing and approving, or recommending for Board approval, any material amendments to action plans, and reviewing and approving any submissions to the Company’s regulators related to compliance with consent orders.
Risk Oversight Committee of our Board of Directors
Our Risk Oversight Committee is responsible for overseeing our risk management policies and the operations of our enterprise-wide risk management framework and our capital planning and liquidity risk management activities. The Committee is responsible for, among other things, (i) periodically reviewing and approving our global risk management policies; (ii) overseeing the operation of our policies and procedures for establishing our risk management governance, risk management procedures, risk appetite metrics and key risk indicators and risk-control infrastructure; (iii) overseeing the operation of processes and systems for implementing and monitoring compliance with such policies and procedures; (iv) receiving and reviewing regular reports from management on items related to operational risk; (v) reviewing and making recommendations to the Board of Directors, as appropriate, regarding our risk management framework, key risk management policies and our risk appetite and tolerance; (vi) receiving and reviewing regular reports from management and our CRO on risk management deficiencies and emerging risks, the status of and changes to risk exposures and the steps management has taken to monitor and control risk exposures; (vii) receiving reports on compliance with our risk appetite and limit structure and risk management policies, procedures and controls; and (viii) sharing information, liaising and meeting in joint session with the Audit Committee (which it may do through the chairs of the committees) as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
Audit Committee of our Board of Directors
With respect to the enterprise risk management framework, our Audit Committee’s responsibilities include the following: (i) discussing policies with respect to risk assessment and management; (ii) receiving and reviewing reports from our CRO and other members of management as the committee deems appropriate on the guidelines and policies for assessing and managing our exposure to risks, the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures; (iii) receiving and reviewing reports from management with respect to the Company’s compliance with applicable legal and regulatory requirements; and (iv) sharing information and liaising with the Risk Oversight Committee as necessary or desirable to help ensure that the committees have received the information necessary to permit them to fulfill their duties and responsibilities with respect to oversight of risk management matters.
Compensation and Human Capital Committee of our Board of Directors
Our CHCC is responsible for overseeing risk management associated with our compensation program and practices and certain human capital matters. The Committee reviews regular reporting on our compensation program and practices, and obtains input from our CRO, to ensure they are effective and do not encourage imprudent risk-taking. The Committee approves the compensation of the executive officers based on its evaluation of their performance against pre-established goals and objectives. In addition, the Committee reviews the Company’s human capital strategies and plans and evaluates risks, including those associated with management succession planning.
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
Our Management Risk Committee has formed and designated a number of sub-committees to assist it in carrying out its responsibilities. These sub-committees, made up of representatives from senior levels of management, escalate issues to our Management Risk Committee. As of December 31, 2024, the sub-committees consisted of the following (except where otherwise indicated, all sub-committees cover both the Company and all of its subsidiaries):
•Asset and Liability Committee assists in the oversight of the liquidity, funding and market risk management, as well as the execution of strategies to maintain capital adequacy.
•Capital Planning Committee provides oversight of capital management and the development of capital plans for the Company and Discover Bank.
•Compliance and Ethics Committee oversees compliance risk management with respect to the business and activities of the Company and its subsidiaries through the Company’s Compliance Management System.
•Consumer Banking Business Risk Committee was formed in 2024 to assist in the oversight and governance of risks applicable to Consumer Banking products and services and support and oversee the execution of the ERM framework and related risk programs.
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

•Decisions and Analytics Business Risk Committee was formed in 2024 to assist in the oversight and governance of risks applicable to the Company’s products and services and support and oversee the execution of the ERM framework and related risk programs.
•Human Resources Business Risk Committee assists in the oversight of the Human Resources programs, providing a forum for leaders across the Company’s business areas to evaluate key risks associated with Human Resources programs and employment practices.
•Model Risk Management Committee was formed in 2024 to review and assess model risk and oversee and monitor the effectiveness of the activities designed to mitigate model risk throughout the Company.
•Network Operating Rules and Pricing Committee was formed in 2024 to assist in the oversight of Network operating rules and pricing matters for the Payment Services segment.
•Non-financial Risk Committee oversees non-financial risk management with respect to the business and activities of the Company and its subsidiaries. Non-financial risk includes operational, strategic and reputational risk.
•Payment Services Business Risk Committee was formed in 2024 to assist in the oversight and governance of risk for the Payment Services segment.
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

The Dodd-Frank Act, as amended, provides the Federal Reserve with the authority to impose certain enhanced prudential standards on bank holding companies with total consolidated assets between $100 billion and $250 billion, including DFS, only after issuing a new regulation or order based on a risk-based determination. In October 2019, the federal banking agencies issued final rules that tailored the regulatory requirements in effect at that time related to capital, liquidity and enhanced prudential standards to align with the risk and complexity profiles of banking institutions with total consolidated assets of $100 billion or more. Under the final rules, which became effective in December 2019, DFS is considered a Category IV institution and therefore subject to the least stringent category of enhanced prudential standards for bank holding companies with at least $100 billion in total assets. Among other things, DFS is required to submit to supervisory stress tests every other year rather than annually, is no longer subject to regulations requiring DFS to submit the results of company-run capital stress tests and is no longer subject to the liquidity coverage ratio. However, DFS is still required to submit annual capital plans to the Federal Reserve and remains subject to other core components of enhanced prudential standards, such as risk-management and risk committee requirements and liquidity risk management regulations.
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
In accordance with the capital plan rule amendments, we elected not to participate in the 2023 supervisory stress tests, but did submit to the Federal Reserve a capital plan based on a forward-looking assessment of income and capital under baseline and stressful conditions. In July 2023, the Federal Reserve disclosed that Discover’s SCB was unchanged at 2.5%, beginning October 1, 2023 through September 30, 2024. On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve. On June 26, 2024, the Federal Reserve announced results of the 2024 Comprehensive Capital Analysis and Review (“CCAR”) exercise, followed by the release of the final large bank capital requirements on August 28, 2024. Our new SCB requirement increased to 3.1% and is effective from October 1, 2024, through September 30, 2025, subject to potential recalculation, as discussed in the next paragraph.
Under the Basel III rules, a firm must update and resubmit its capital plan under certain circumstances, including a material change in the firm’s risk profile, financial condition or corporate structure since its last capital plan submission. We determined our entry into the Merger Agreement with Capital One required us to resubmit our capital plan. We resubmitted our capital plan in May 2024, and the resubmission process is ongoing. Under the capital plan rule and as a consequence of the resubmission, we must receive prior approval for any dividend or other capital distribution, other than a capital distribution on a newly issued capital instrument, and the Federal Reserve may recalculate our SCB.
DFS is subject to the Federal Reserve’s supervisory rating system for large financial institutions (“LFI Rating System”). The LFI Rating System is intended to align more closely with the Federal Reserve’s current supervisory programs for large financial institutions, enhance the clarity and consistency of supervisory assessments and provide greater transparency regarding the consequences of a given rating. Under the LFI Rating System, the Federal Reserve does not provide an institution with an overall composite rating but instead evaluates and assigns ratings for each of the following three components: capital planning and positions; liquidity risk management and positions; and governance and controls. An institution subject to the LFI Rating System, such as DFS, will not be considered “well managed” under applicable regulations if it is assigned a deficient rating in any one component, which would typically be a barrier for seeking the Federal Reserve’s approval to engage in new or expansionary activities.
Regulatory and supervisory developments, findings and ratings have in the past negatively impacted and could in the future negatively impact our business strategies or require us to limit or change our business practices, restructure our products in ways that we may not currently anticipate, limit our product offerings, invest more management time and resources in compliance efforts, limit the fees we can charge for services or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.” See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information on recent matters affecting us. Regulatory developments could also influence our strategies, impact the value of our assets, or otherwise adversely affect our businesses. For more information regarding the regulatory environment and developments under the Dodd-Frank Act, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments” and “Risk Factors.”

Capital, Dividends and Share Repurchases
DFS and Discover Bank are subject to capital rules adopted by federal banking regulators, which include maintaining minimum capital and leverage ratios for capital adequacy and higher ratios to be deemed “well-capitalized” for other regulatory purposes. DFS and Discover Bank are required to maintain Tier 1 and total capital equal to at least 6% and 8% of our total risk-weighted assets, respectively. DFS and Discover Bank are also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 4% and a common equity Tier 1 capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%. Further, under the Federal Reserve’s current capital plan requirements, DFS is required to demonstrate that under stress scenarios we will maintain each of the minimum capital ratios on a pro-forma basis throughout the nine-quarter planning horizon. The capital rules also require DFS and Discover Bank to maintain a buffer, consisting solely of CET1 capital, in addition to the minimum risk-based requirements. Failure to satisfy the buffer requirement in full results in graduated constraints on capital distributions and discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the Company’s eligible retained income, defined as the greater of (i) net income for the four preceding quarters net of distributions and associated tax effects not reflected in net income and (ii) the average of net income over the preceding four quarters.
In addition to the supervisory minimum levels of capital described above, Federal Reserve rules applicable to DFS require maintenance of the following minimum capital ratios to be considered “well-capitalized” for certain purposes under Regulation Y (12 CFR 225): (i) a Tier 1 risk-based capital ratio of 6% and (ii) a total risk-based capital ratio of 10%. Our bank subsidiary is required by the FDIC’s Prompt Corrective Action rules to maintain the following minimum capital ratios to be considered “well-capitalized”: (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. Under the Prompt Corrective Actions rules, an institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank’s capital category is determined solely for the purpose of applying Prompt Corrective Action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. At December 31, 2024, DFS met all requirements to be deemed “well-capitalized” pursuant to the applicable regulations. For related information regarding our bank subsidiary see “— FDIA” below.
There are various federal and state law limitations on the extent to which our bank subsidiary can provide funds to us through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, affiliate transaction limits and general federal and state regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions (“IDIs”), such as Discover Bank, from making dividend distributions if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards. Limitations on our ability to receive dividends from our bank subsidiary could have a material adverse effect on our liquidity, including our ability to pay dividends on our stock or interest and principal on our debt. For more information, see “— FDIA” below.
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
FDIA
The FDIA imposes various requirements on IDIs. For example, the FDIA requires, among other things, the federal banking regulators to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The federal banking regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. A depository institution’s capital category will depend on how its capital levels compare to various relevant capital measures and certain other factors that are established by regulation. At December 31, 2024, Discover Bank met all applicable requirements to be deemed “well-capitalized.”
The FDIA also prohibits any depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan to its appropriate federal banking regulator. For a capital restoration plan to be acceptable, among other things, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan.
If a depository institution fails to submit an acceptable capital restoration plan, or fails to implement an approved plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. Under current FDIC regulations, a bank that is less than “well-capitalized” is generally prohibited from soliciting deposits by offering an interest rate that exceeds 75 basis points over the national market average or 120 percent of the current yield on a similar maturity U.S. Treasury obligation plus 75 basis points, whichever is higher. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” As of December 31, 2024, Discover Bank met the FDIC’s definition of a “well-capitalized” institution for purposes of accepting brokered deposits. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity. For more information, see “Risk Factors — Credit, Market and Liquidity Risk — An inability to accept or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.”
The FDIA also affords IDIs, such as Discover Bank, the ability to “export” interest rates permitted under the laws of the state where the bank is located. Discover Bank is located in Delaware and, therefore, can charge interest on loans to out-of-state borrowers at rates permitted under Delaware law, regardless of the usury limitations imposed by the state laws of the borrower’s residence. Delaware law does not limit the amount of interest that may be charged on loans of the type offered by Discover Bank. This flexibility facilitates the current nationwide lending activities of Discover Bank.
The FDIA subjects Discover Bank to deposit insurance assessments. In an effort to bolster the reserves of the Deposit Insurance Fund, the Dodd-Frank Act raised the statutory minimum reserve ratio for the Fund to 1.35% and removed the statutory cap for the designated reserve ratio (“DRR”). The FDIA requires the FDIC to designate and publish a DRR annually. For 2024, the DRR was 2.00%. The FDIC also recently amended its deposit insurance regulations to increase initial base deposit insurance assessment rate schedules, beginning with the first quarterly assessment period of 2023, which will raise Discover Bank’s cost of deposit insurance. Further increases may occur in the future. In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the failure of two domestic banks in March 2023. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024). Due to the increased estimate of losses, in June 2024, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate.
Discover Bank is subject to the FDIC’s final rule requiring periodic submission of a resolution plan to the FDIC. In June 2024, the FDIC approved a final rule to strengthen resolution planning for IDIs with at least $50 billion in total assets. IDIs with $100 billion or more in average total assets, such as Discover Bank, are now required to submit full resolution plans (“Full Plans”) on a triennial basis, with informational supplement filings (“Interim Supplements”) due in years a Full Plan is not required. The rule also includes updated and new informational requirements. It also, among other things, revises the required contents of a resolution plan for an IDI with $100 billion or more in total assets and addresses the IDI’s capabilities to produce valuations that the FDIC could use to conduct the statutorily required least-cost analysis in the event of the IDI’s failure. The final rule became effective October 1, 2024 and Discover Bank’s first

Full Plan under the updated rule is due on or before July 1, 2026, with our first Interim Supplement due on or before July 1, 2025.
Acquisitions and Investments
Since we are a bank holding company, and Discover Bank is an IDI, we are subject to banking laws and regulations that limit the types of mergers, acquisitions and investments that we can make. In addition, certain permitted mergers, acquisitions and investments that we seek to make are subject to the prior review and approval of our banking regulators, including the Federal Reserve and the FDIC. Our banking regulators have broad discretion on whether to approve proposed mergers, acquisitions and investments. In deciding whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition; our financial condition and our future prospects, including current and projected capital ratios and levels; the competence, experience and integrity of our management and our record of compliance with laws and regulations, especially consumer protection laws; the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act; and our effectiveness in combating money laundering. Therefore, results of supervisory activities of the banking regulators, including examination results and ratings, can impact whether regulators approve proposed acquisitions and investments. For more information on recent matters affecting us, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements. For information on the regulatory environment, see “Risk Factors.”
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
Consumer Financial Services
The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the GLBA, the Credit Card Accountability Responsibility and Disclosure Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act and the Dodd-Frank Act. These and other federal laws, among other things, prohibit “unfair, deceptive or abusive” practices, require disclosures of the cost of credit and other terms of credit and deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide privacy protections, require safe and sound banking operations, restrict our ability to raise interest rates on credit cards, protect customers serving in the military and their dependents and subject us to substantial regulatory oversight. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as DFS. In October 2024, the CFPB issued a final rule requiring providers of payment accounts or products, such as Discover Bank, to make data available to consumers upon request regarding the products or services they obtain from the provider, and to third parties, with the consumer’s express authorization, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information and certain account verification data. For banks with at least $10 billion and less than $250 billion in total assets, compliance with the rule is required by April 1, 2027. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments — Consumer Financial Services.” State and, in some cases, local laws also may regulate in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections.
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
Payment Networks
Our payment networks deliver switching and settlement services to financial institutions and other program participants for a variety of ATM, payment and other electronic banking transactions. These operations are regulated by certain federal and state laws, including banking, privacy and data security laws. Moreover, the Discover and PULSE networks are subject to examination under the oversight of the Federal Financial Institutions Examination Council, an interagency body composed of the federal banking regulators and the National Credit Union Administration. In addition, as our payments business has expanded globally, we are subject to government regulation, both directly and indirectly through regulation affecting network licenses, in countries in which our networks operate or our cards are used. Changes in existing federal, state or international regulation could increase the cost or risk of providing network services, change the competitive environment, or otherwise materially adversely affect our operations. The legal environment regarding privacy and data security is particularly dynamic and any unpermitted handling or disclosure of confidential customer information could have a material adverse impact on our business, including loss of consumer confidence.
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
Money Laundering & Terrorist Financing Prevention Program
Federal laws and regulations impose obligations on U.S. financial institutions to implement policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. Federal banking regulators consider a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. Failure of a financial institution to maintain and implement adequate anti-money laundering programs and terrorist financing could have legal and reputational consequences for the institution, including the denial by federal regulators of proposed merger, acquisition, restructuring or other expansionary activity.
We maintain an enterprise-wide program designed to comply with all applicable anti-money laundering and anti-terrorism laws and regulations, including the Anti-Money Laundering Act, the Bank Secrecy Act and the USA PATRIOT Act of 2001. This program includes policies, procedures, training and other internal controls designed to mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by our anti-money laundering compliance and sanctions officer and undergoes regular independent audits to assess its effectiveness. Our program is typically reviewed on an annual basis by federal banking regulators. For additional information regarding bank regulatory limitations on acquisitions and investments, see “— Acquisitions and Investments.”
Sanctions Programs
We have a program designed to comply with applicable economic and trade sanctions programs, including those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction, among others. These regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals. Blocked assets cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences, including denial by federal regulators of proposed merger, acquisition, restructuring or other expansionary activity. We maintain policies, procedures and other internal controls designed to comply with these sanctions programs.
Information About Our Executive Officers
Set forth below is information concerning our executive officers, each of whom is a member of our Executive Management Committee.

Name	Age	Position

J. Michael Shepherd	69	Director, Interim Chief Executive Officer and President

John T. Greene	59	Executive Vice President, Chief Financial Officer

Carolyn D. Blair	57	Executive Vice President, Chief Human Resources Officer

Daniel P. Capozzi	53	Executive Vice President, President - Consumer Banking

Jason P. Hanson	46	Executive Vice President, President - Payment Services

Amy Hellen	45	Executive Vice President, Chief Risk Officer

Jason J. Strle	48	Executive Vice President, Chief Information Officer

Keith E. Toney	53	Executive Vice President, President - Credit and Decision Management

Kelly R. Welsh	72	Executive Vice President, Interim Chief Legal Officer, General Counsel and Head of Corporate and Public Affairs

Karl W. Werwath	62	Executive Vice President, Chief Transformation Officer

J. Michael Shepherd is our Director, Interim CEO and President, effective in April 2024. He is the former Chairman and CEO of BancWest Corporation and its subsidiary, Bank of the West, the US retail arm of BNP Paribas Group (prior to the Bank of the West’s acquisition by BMO Financial Group in February 2023). He held positions of increasing responsibility after joining Bank of the West in 2004, including general counsel, president and chairman & CEO. Additionally, he served as the chairman of BNP Paribas USA, Inc. from 2016 to 2019 and as a director from 2016 to February 2023. Before joining Bank of the West, Mr. Shepherd served as general counsel of the Bank of New York Company, Inc. and of Shawmut National Corporation. He previously served as Senior Deputy Comptroller of the Currency, Associate Counsel to the President of the United States and Deputy Assistant Attorney General. He serves on the board of directors of Pacific Mutual Holdings Inc. Mr. Shepherd is a graduate of Stanford University and the University of Michigan Law School.
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

Carolyn D. Blair is our Executive Vice President, Chief Human Resources Officer. She has held this role since March 2024. She brings three decades of experience in large, complex multinational financial services organizations and is known as a highly effective leader who has helped companies transform, scale and grow. Prior to joining Discover, Ms. Blair served as president and founder of Tayside Group, a boutique human resources consulting firm, from 2021 to 2024, as well as executive vice president and chief human resources officer at Allstate Insurance Company from 2019 to 2021 and Sun Life Financial from 2012 to 2018. She also worked at TD Bank Group for over 20 years, where she held several senior human resources leaderships positions, including executive vice president, human resources, TD Bank N.A. Ms. Blair earned an honours bachelor of arts from McMaster University and completed the Human Resources Executive Program at the University of Michigan.
Daniel P. Capozzi is our Executive Vice President, President - Consumer Banking. He has held this role since July 2023. In his current role, Mr. Capozzi oversees enterprise marketing, consumer products (US Cards, Lending and Deposits) and customer care operations. Prior to this role, he served as president – US Cards from December 2020 to 2023. In October 2018, he was appointed to the role of executive vice president, president - Credit Operations and Decision Management, and also previously served as senior vice president, Credit and Decision Management beginning in June 2017. Mr. Capozzi has also held leadership positions in the Deposits business and Corporate Finance at Discover. Prior to joining Discover, he held various leadership positions in Finance at Citibank and Bank of America. Mr. Capozzi holds a bachelor’s degree in business administration from Northeastern University.
Jason P. Hanson is our Executive Vice President, President – Payment Services. He has held this role since July 2023, with responsibility for Discover Network, PULSE and Diners Club International. Since joining Discover in 2019, Mr. Hanson has held various leadership positions across Payment Services. Prior to joining Discover, he held roles as a senior vice president at FIS/WorldPay, as a partner at McKinsey & Company and as an officer in the U.S. Army. Mr. Hanson holds a bachelor’s degree in economics from the United States Military Academy, West Point and an MBA from the University of Chicago Booth School of Business.
Amy Hellen was named Executive Vice President, CRO in April 2024 and oversees all aspects of the corporate risk management function. Prior to then, she served as senior vice president, chief compliance officer from December 2021 to April 2024, and as both the CRO and chief compliance officer from April to June 2024. Before joining Discover, Ms. Hellen spent 15 years with TD Bank where she led consumer compliance and held a variety of senior roles in risk management including anti-money laundering compliance and retail banking. Prior to that, she worked in retail banking for Chase, PNC and Fifth Third Bank. Ms. Hellen achieved her undergraduate degree from Pennsylvania State University and her MBA from Syracuse University.
Jason J. Strle is our Executive Vice President, Chief Information Officer (“CIO”). He has held this role since July 2023. Prior to joining Discover, Mr. Strle served as executive vice president and group CIO for Corporate Functions at Wells Fargo from 2022 to 2023, and Consumer Banking, Payments and Digital from 2017 to 2022. Prior to Wells Fargo, he spent almost 13 years with JPMorgan Chase in roles of increasing scope, culminating as CIO of Consumer and Small Business Banking. Mr. Strle holds a bachelor’s degree in computer science from Ohio University in Athens, Ohio.
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
Kelly R. Welsh was named Executive Vice President, Interim Chief Legal Officer, General Counsel and Head of Corporate and Public Affairs in December 2024. Prior to Discover, he was president of the Civic Committee of the Commercial Club of Chicago from 2017 to 2022 and served on the board of directors of Bank of the West and of BancWest Holdings Inc. from 2018 to 2023. Mr. Welsh previously served as general counsel of the United States Department of Commerce and as executive vice president, general counsel and a member of the management committee of Northern Trust and Ameritech. He also was corporation counsel of the City of Chicago and a partner at the law firm of Mayer Brown. Mr. Welsh received an A.B. from Harvard College, an M.A. from the University of Sussex and a J.D. from Harvard Law School, where he was an editor of the Harvard Law Review.

Karl W. Werwath is our Executive Vice President, Chief Transformation Officer after joining Discover in April 2024. In this role, he leads the Company’s integration management office for the pending merger with Capital One and oversees broader enterprise project and program management initiatives. Prior to joining Discover, from 2020 to 2023, he served as chief operating officer at Bank of the West/BNP Paribas USA, Inc. and BMO Financial Group following its integration with Bank of the West in 2023. Mr. Werwath also served as Bank of the West’s head of technology, operations, security and transformation from 2018 to 2020. Prior to that, he spent 19 years at Capital One where he held a variety of roles, including head of commercial bank client service and digital solutions, head of retail and direct bank digital transformation and head of U.S. credit card customer operations. Prior to Capital One, he held a variety of positions at Motorola including two joint ventures and three international start-ups. Mr. Werwath holds a bachelor’s degree in manufacturing engineering from the University of Illinois, a master’s degree of engineering management from Northwestern University and an MBA, with a concentration in marketing and finance, from the University of Chicago.

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
•we will have incurred substantial expenses and will be required to pay certain costs relating to the merger, including legal, accounting, and other fees, whether or not the merger is completed; and
•our management team will have devoted substantial time and resources to matters relating to the merger, and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to us, which could cause us to lag competitor advances.
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
Uncertainty about the effect of the merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect our ability to consummate the transactions contemplated by the Merger Agreement on a timely basis without the consent of Capital One. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving corporation following the merger. All of these risks may be exacerbated if the timing to closing is longer than expected.
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
At the time our pending merger with Capital One is completed, each issued and outstanding share of our common stock (other than certain shares held by us or Capital One) will be converted into the right to receive 1.0192 shares of Capital One common stock. There will be a time lapse between each of the date of the proxy statement/prospectus for the stockholders’ meeting to approve the merger, the date on which our stockholders vote to approve the merger, and the date on which Discover stockholders entitled to receive shares of Capital One common stock actually receive such shares. The market value of Capital One common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in our and Capital One’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and Capital One’s control. The actual value of the shares of Capital One common stock received by our shareholders will depend on the market value of shares of Capital One common stock at the time the merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement and the proxy statement/prospectus.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the proposed merger with Capital One.
Before the merger with Capital One and the subsequent merger of Capital One, National Association and Discover Bank (the “bank merger”) may be completed, various approvals, consents and non-objections that have not yet been obtained must be obtained, including from the FRB and the OCC. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
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
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among other things: (i) approval by each of our shareholders and Capital One’s shareholders of certain matters relating to the merger, which was obtained on February 18, 2025; (ii) the receipt of required regulatory approvals, including the approval of the FRB and the OCC; and (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the Merger Agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.
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
Economic conditions also can reduce the usage of credit cards in general and the average purchase amount of transactions industry-wide, including our cards, which reduces interest income and transaction fees. We rely heavily on interest income from our credit card business to generate earnings. Our interest income from credit card loans was $16.1 billion for the year ended December 31, 2024, which was 90% of net revenues (defined as net interest income plus other income), compared to $14.4 billion for the year ended December 31, 2023, which was 91% of net revenues. Economic conditions combined with a competitive marketplace could slow loan growth, resulting in reduced revenue growth from our core digital banking business.
Financial regulatory developments have had an impact and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition.
Under the enhanced prudential standards that apply to bank holding companies, DFS is considered a Category IV institution and therefore subject to the least stringent category of these standards for domestic bank holding companies with at least $100 billion in total assets. However, many of the core components of the regulations implementing enhanced prudential standards continue to apply to DFS. Since 2020, DFS has been subject to slightly more tailored requirements for capital stress testing, liquidity risk management and resolution planning. In addition, the Federal Reserve has indicated that it intends to work with federal banking regulators on a revised proposal for changes to the regulatory capital rules issued by the federal banking regulators under the Basel Committee's December 2010 framework (the "Basel III rules"), however any future rulemaking with respect to the Basel III rules remain uncertain. The ultimate impact of any such rulemaking will depend on a number of factors, including the content of the final rulemaking, future minimum regulatory requirements and management decisions regarding our product constructs, capital distributions and target capital levels, and such rulemaking could result in significantly higher regulatory capital requirements for us.
The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including (i) the legislative priorities of the U.S. Congress and the presidential administration, (ii) priorities and actions of the Federal Reserve, FDIC and CFPB, (iii) implications resulting from our competitors and other marketplace participants and (iv) changing consumer behavior. Although the new U.S. presidential administration may deemphasize the focus on financial regulation, state regulators, including attorneys general, may seek to fill a perceived void. For additional information regarding bank regulatory matters impacting us, see “Business — Supervision and Regulation.”

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
For example, both regulators and legislators have shown an increased focus on credit card fees. In March 2024, the CFPB issued a rule related to late fees for credit card payments. However, the Fifth Circuit stayed the rule in June 2024. In June 2024, Illinois passed the Interchange Fee Prohibition Act, which will prevent credit card issuers from collecting interchange fees on taxes and gratuities beginning in July 2025. In December 2024, a federal judge issued a preliminary injunction against the enforcement of the new law against national banks and federal savings associations, but declined to prevent the enforcement of the law against other credit card issuers such as state banks, including Discover Bank and credit unions.
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
We incur considerable costs in competing with other consumer financial services providers to attract and retain customers and increase usage of our products. A substantial portion of this cost relates to marketing expenditures and rewards programs. We expect the competitive intensity in the rewards space to continue, which could result in a continued increase in the cost of our rewards programs as a percentage of Discover Card sales volume. Our consumer financial services products compete primarily based on pricing, terms and service. Because of the highly competitive nature of the credit card-issuing business, a primary method of competition among credit card issuers, including us, has been to offer rewards programs, low introductory interest rates, attractive standard purchase rates and balance transfer programs that offer a favorable annual percentage rate or other financial incentives for a specified length of time on account balances transferred from another credit card. This competitive environment may be further complicated by the increased regulatory focus on rewards programs.
Competition is intense in the credit card industry and customers may have multiple credit cards, frequently switch credit cards or transfer their balances to another card. We expect to continue to invest in initiatives to remain competitive in the consumer financial services industry, including the launch of new cards and features, brand awareness initiatives, targeted marketing, online and mobile enhancements, e-wallet participation, customer service improvements, credit risk management and operations enhancements and infrastructure efficiencies. However, there can be no assurance that any of the costs we incur or incentives we offer to attempt to acquire and maintain accounts and increase usage of our products will be effective. In addition, to the extent that we offer new products, features or services to remain competitive, we may be subject to increased operational or other risks.
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
We face substantial and increasingly intense competition in the payments industry, both from traditional players and new, emerging alternative payment providers. For example, we compete with other payment networks to attract Network Partners to issue credit and debit cards and other card products on the Discover Global Network. Competition with other operators of payment networks is generally based on issuer fees, fees paid to networks (including switch fees), merchant acceptance, network size and functionality, technological capabilities and other economic terms. Competition is also based on customer perception of service quality, brand image, reputation and market share. Further, we are facing ongoing competition from alternative payment providers, who may create innovative network or other arrangements with our primary competitors, large merchants or other industry participants, which could adversely impact our costs, transaction volume and ability to grow our business.
Many of our competitors are well established, larger than we are and/or have greater financial resources or scale than we do. These competitors have provided financial incentives to card issuers, such as large cash signing bonuses for new programs, funding for and sponsorship of marketing programs and other bonuses. Visa and MasterCard each enjoy greater merchant acceptance and broader global brand recognition than we do. Although we have made progress in merchant acceptance, we have not achieved global market parity with Visa and MasterCard. In addition, Visa and MasterCard have entered into long-term arrangements with financial institutions that may have the effect of discouraging those institutions from issuing cards on the Discover Network or issuing debit cards on the PULSE network. Some of these arrangements are exclusive, or nearly exclusive, which further limits our ability to conduct material amounts of business with these institutions. If we are unable to remain competitive by adjusting issuer fees and incentives, we may be unable to offer adequate pricing to Network Partners while maintaining sufficient net revenues.
We also face competition as merchants put pressure on transaction fees. Failing to adjust merchant fees or acquirer fees could adversely affect our effort to increase merchant acceptance of credit cards issued on the Discover Global Network and may cause merchant acceptance to decrease. This, in turn, could adversely affect our ability to attract and retain Network Partners who may seek out alternatives from both traditional and non-traditional payment services providers, which may limit our ability to maintain or grow revenues from our networks. In addition, competitors’ settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. Competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies may adversely affect our PULSE network’s business practices, network transaction volume, revenue and prospects for future growth and entry into new product markets. We believe Visa has entered into arrangements with some merchants and acquirers that have, and are expected to continue to have, the effect of discouraging those merchants and acquirers from routing debit transactions to PULSE. In addition, the Dodd-Frank Act’s network participation requirements and competitor actions negatively impact PULSE’s ability to enter into exclusivity arrangements, which affects PULSE’s business practices and may materially adversely affect its network transaction volume and revenue. PULSE’s transaction processing revenue was $345 million and $303 million for the years ended December 31, 2024 and 2023, respectively.
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
In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to retain and attract network partners and maintain or increase the revenues generated by our proprietary card-issuing business or our PULSE business may be materially adversely affected. Our competitive position could also be affected if we are unable to deploy, in a cost effective and competitive manner, technology such as generative AI. Additionally, competitors may develop ancillary products, which as a consequence of the competitors’ market power, we may be forced to use. Such developments could adversely affect our business, as those competitors may be better positioned to absorb the costs of such data security solutions over higher volumes or a larger customer base.
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
Our international network business depends upon the cooperation, support and continued business operations of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network. As is the case for other card payment networks, our Diners Club network does not issue cards or determine the terms and conditions of cards issued by the network licensees. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected due to the potential deterioration in customer relationships and related demand that could result. If one or more licensees were to experience a significant impairment of their business or were to cease doing business for economic, regulatory or other reasons, we would face the adverse effects of business interruption in a particular market, including loss of volume, acceptance and revenue and exposure to potential reputational risk. If such conditions arise in the future, we may deploy resources and incur expenses in order to sustain network acceptance. Additionally, interruption of network licensee relationships could have an adverse effect on the acceptance of Discover cards when they are used on the Diners Club network.
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
At December 31, 2024 and 2023, $2.3 billion, or 1.90%, and $2.2 billion, or 1.85%, of our loan receivables were non-performing (defined as loans over 90 days delinquent and accruing interest, plus loans not accruing interest). Our ability to manage credit risk and avoid high charge-off rates may be adversely affected by household, business, economic and market conditions that may be difficult to predict. When these conditions deteriorate, we may experience reduced demand for credit and increased delinquencies or defaults, including loans which we have securitized and in which we retain a residual interest. The level of nonperforming loans, charge-offs and delinquencies could rise and require additional provision for credit losses. There can be no assurance that our underwriting and portfolio management strategies will permit us to avoid high charge-off levels or that our allowance for credit losses will be sufficient to cover actual losses.
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
We must effectively manage the liquidity risk to which we are exposed. We require liquidity in order to meet cash requirements such as day-to-day operating expenses, extensions of credit on our consumer loans, satisfaction of deposit liabilities upon withdrawal or maturity and required payments of principal and interest on our borrowings. Our primary sources of liquidity and funding are payments on our loan receivables, deposits and proceeds from securitization transactions and securities offerings. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could limit financial flexibility and result in financial distress during a liquidity stress event. Our liquidity portfolio had a balance of approximately $27.3 billion as of December 31, 2024, compared to $23.3 billion as of December 31, 2023. Our total contingent liquidity sources amounted to $82.0 billion as of December 31, 2024, compared to $69.8 billion as of December 31, 2023. As of December 31, 2024, our total contingent liquidity sources consisted of $27.3 billion in our liquidity portfolio, $3.5 billion of undrawn capacity in private securitizations, $4.7 billion in borrowing capacity with the FHLB of Chicago and $46.5 billion in incremental Federal Reserve discount window capacity.
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
A major source of our funds is customer deposits, primarily in the form of savings accounts, certificates of deposits, money market accounts and checking accounts. We obtain deposits from consumers directly and through third-party securities brokerage firms that offer our deposits to their customers. We had $90.6 billion in deposits acquired directly and $16.4 billion in deposits originated through securities brokerage firms as of December 31, 2024, compared to $84.0 billion and $24.9 billion, respectively, as of December 31, 2023. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be, significantly affected by general economic conditions. Competition from other financial services firms that use deposit funding, the rates and services we offer on our deposit products and our ability to maintain a high-quality customer experience may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability (through funding costs) and our liquidity (through volumes raised). In addition, our ability to maintain existing or obtain additional deposits may be impacted by various factors, including factors beyond our control, such as perceptions about our reputation, brand, or financial strength; quality of deposit servicing or branchless banking generally, which could reduce the number of consumers choosing to place deposits with us; third parties continuing or entering into marketing arrangements with us; disruptions in technology services or the internet, generally; or third-party securities brokerage firms continuing to offer our deposit products. A severe reputational event at the Company resulting in fines or additional remediation impacts may result in material deposit outflows and limit our ability to attract new deposits. Furthermore, customers may withdraw deposits to ensure that their deposits are fully insured or make investments that have a higher yield. If our customers withdraw their deposits, our funding costs may increase, which may reduce our net interest income and net income.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiary. In certain circumstances, the FDIA prohibits insured banks from accepting brokered deposits (as defined in the FDIA) and applies other restrictions, such as a cap on interest rates we may pay. See “Business — Supervision and Regulation” and Note 17: Capital Adequacy to our consolidated financial statements for more information. While our subsidiary, Discover Bank, met the FDIC’s definition of “well-capitalized” as of December 31, 2024 and has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits.
If we are unable to securitize our credit card receivables, it may have a material adverse effect on our liquidity, cost of funds and overall financial condition.
We use the securitization of credit card receivables as a significant source of funding as well as for contingent liquidity. The securitization of credit card receivables involves the transfer of credit card receivables to a trust, the transfer of the beneficial interest in those credit card receivables to a second trust through a special purpose entity and the issuance by the second trust of notes to third-party investors collateralized by the beneficial interest in the transferred credit card receivables. Our average level of credit card securitized borrowings from third parties was $10.2 billion and $10.5 billion for the years ended December 31, 2024 and 2023, respectively. There can be no assurance that we will be able to complete additional credit card securitization transactions if the credit card securitization market experiences significant and prolonged disruption or volatility.
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
Our liquidity and cost of funds would be materially adversely affected by the occurrence of events that could result in the early amortization of our existing credit card securitization transactions. Our credit card securitization transactions are structured as “revolving transactions” that do not distribute to securitization investors their share of monthly principal payments received on the underlying receivables during the revolving period and instead use those principal payments to fund the purchase of new credit card receivables. The occurrence of an “early amortization event” may result in termination of the revolving periods of one or more of our securitization transactions, which would require us to repay the affected outstanding securitized borrowings out of principal collections without regard to the original payment schedule. Early amortization events include, for example, insufficient cash flows in the securitized pool of credit card receivables to meet contractual requirements (i.e., excess spread less than zero) and certain breaches of representations, warranties or covenants in the agreements relating to the securitization transactions. For more information on excess spread, see Note 5: Credit Card Loan Securitization Activities to our consolidated financial statements. An early amortization event would negatively impact our liquidity and require us to rely on alternative funding sources, which may or may not be available at the time or may be less efficient and more expensive. An early amortization event also could impact our ability to access the undrawn secured credit facilities that we maintain for contingent liquidity purposes. Additionally, the occurrence of an early amortization event with respect to any of our securitization transactions may adversely impact investor demand for notes issued in our future credit card securitization transactions.
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
Changes in interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. The Federal Reserve began easing monetary policy in September 2024, cutting rates by 100 basis points by the end of the year based on positive inflation data and expectations of a softening labor market. Since late 2024, the Federal Reserve indicated a preference to slow down rate cuts, suggesting that the timing and pace of interest rate changes is uncertain and will highly depend on trends in inflation, employment and other macroeconomic factors. Higher interest rates could negatively impact our customers as total debt service payments would increase, impede our ability to grow our consumer lending businesses and increase the cost of our funding, which would put us at a disadvantage as compared to some of our competitors that have less expensive funding sources.
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
We continually monitor interest rates and have a number of tools, including the composition of our loans and investments, liability terms and interest rate derivatives, to manage our interest rate risk exposure. Changes in market assumptions regarding future interest rates could significantly impact our interest rate risk strategy, our financial position and results of operations. If our interest rate risk management strategies are not appropriately monitored or executed, these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition. For information related to interest rate risk sensitivities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
Our technologies, systems, networks and software, those of other financial institutions and other firms (such as hardware vendors, cloud providers and others), have been, and are likely to continue to be, the target of increasingly frequent cyber-attacks, malicious code, ransomware, denial of service attacks, phishing and other social engineering, other remote access attacks and physical attacks that could result in unauthorized access, misuse, loss, unavailability or destruction of data (including confidential customer information), account takeovers, identity theft and fraud, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties or may result from technological failure or otherwise. Further, our vulnerability to these types of threats may be increased to the extent employees work remotely or in hybrid work arrangements. More recently, the evolution of AI tools has lowered the barrier of entry for hackers to develop and deploy malicious payloads or launch effective phishing campaigns.
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
•Advancement in AI and AI tools could provide efficiencies or other advantages in generating malicious code and cyber attack vectors.
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
Discover card net transaction dollar volume was concentrated among our top 100 merchants in 2024, with our largest merchant accounting for approximately 6% of that net transaction volume. Transaction volume on the PULSE network was also concentrated among the top 100 merchants in 2024, with our largest merchant accounting for approximately 16% of PULSE transaction volume. These merchants could seek to negotiate better pricing or other financial incentives by conditioning their continued participation in the Discover Network and/or PULSE network on a change in the terms of their economic participation. Loss of acceptance at our largest merchants would decrease transaction volume, negatively impact our brand and could cause customer attrition. In addition, some of our merchants, primarily our remaining small- and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in the Discover Network at any time on short notice.
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
Geopolitical events, natural disasters, extreme weather-related events or other catastrophic events, including terrorist attacks and pandemics, may have a negative effect on our business and infrastructure, including our information technology systems. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events and other natural disasters, including wildfires and hurricanes. Our Diners Club network, concentrated primarily on serving the global travel industry, could be adversely affected by a number of factors including international conditions, travel restrictions, pandemics or negative perceptions about the safety of travel that may result in an indefinite decline in consumer or business travel activity. Armed conflict, public health emergencies, natural disasters, political instability or terrorism may have a significant and prolonged negative effect on travel activity and related revenue. Although a regionalized event or condition may primarily affect one of our network participants, it may also affect our overall network and card activity and our resulting revenue. Overall network and card transaction activity may decline as a result of concerns about safety or disease or may be limited because of economic conditions that result in spending, including on travel, to decline. The impact of such events and other catastrophes on the overall economy may also adversely affect our financial condition or results of operations.
Fraudulent activity associated with our products or our networks could cause our brands to suffer reputational damage, the use of our products to decrease and our fraud losses to be materially adversely affected.
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The fraud environment continues to be challenging for the financial services industry in general. Credit and debit card fraud, identity theft and electronic-transaction related crimes are prevalent and perpetrators are growing ever more sophisticated. More recently, emerging generative AI capabilities, such as synthetic video and images and identity documents may introduce new risks in the form of identity fraud and scams. While we have policies and procedures designed to address such risk, there can be no assurance that losses will not occur. Our resources, customer authentication methods and fraud prevention tools may be insufficient to accurately predict, prevent or detect fraud. Consumer activists and regulators have sought to expand financial institutions’ responsibility to hold customers harmless for fraudulent transactions on their accounts. We incurred fraud losses and other charges of $122 million and $131 million during the years ended December 31, 2024 and 2023, respectively.
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
The effect of technological changes on our business is both rapid and unpredictable. We depend, in part, on third parties for the development of and access to new technologies. We expect that new services and technologies relating to the payments business will continue to appear in the market and these new services and technologies may be superior to, or render obsolete, the technologies that we currently use in our products and services. Rapidly evolving technologies and new entrants in mobile and emerging payments pose a risk to us both as a card issuer and as a payments business. As a result, our future success may be dependent on our ability to identify and adapt to technological changes and evolving industry standards and to provide payment solutions for our cardholders, merchants and financial institution customers.
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
As an issuer and merchant acquirer in the U.S. on the Discover Network and as a holder of certain merchant agreements internationally for the Diners Club network, we may be contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2024 and 2023.
Damage to our reputation could negatively affect our business and brand.
In recent years, financial services companies have experienced increased reputational risk as consumers protest and regulators scrutinize business and compliance practices of such companies. Maintaining a positive reputation is critical to attracting and retaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct; a breach of our or our service providers’ cybersecurity defenses; litigation or regulatory outcomes; failing to deliver minimum standards of service and quality; compliance failures; and the activities of customers, business partners and counterparties. Social media also can cause harm to our reputation. By its very nature, social media can reach a wide audience in a very short amount of time, which presents unique corporate communications challenges. Negative or otherwise undesirable publicity generated through unexpected social media coverage can damage our reputation and brand. Negative publicity regarding us, whether or not true, may result in customer attrition and other harm to our business prospects. There has also been increased focus on topics related to ESG policies, and criticism of our policies in these areas could also harm our reputation and/or potentially limit our access to some forms of capital or liquidity. Additionally, policymakers in some jurisdictions have adopted or proposed laws, regulations and policies relating to ESG that diverge from, or potentially conflict with, those in other jurisdictions. Our customers, shareholder, employees and other stakeholders may have diverse expectations, demands and perspectives on ESG, which we may not be able to meet as proposed laws, regulations and policies continue to evolve. This could harm our reputation, reduce customer demand for our products and services and subject us to other legal and operational risks.

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
We must comply with an array of banking, consumer lending and payment services laws and regulations in jurisdictions in which we operate as described more fully in “Business — Supervision and Regulation,” the risk factor entitled "— Financial regulatory developments have and will continue to significantly impact the environment for the financial services industry, which could adversely impact our business, results of operations and financial condition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment and Developments.” In addition, we are subject to inquiries and enforcement actions from states’ attorney general offices and regulation by federal regulators, state banking regulators and the U.S. Department of Justice, as well as the SEC and New York Stock Exchange in our capacity as a public company. We also are subject to the requirements of entities that set and interpret accounting standards (such as the Financial Accounting Standards Board, the SEC, banking regulators and our independent registered public accounting firm), which may add new requirements or change their interpretations on how standards should be applied. Guidance not yet issued could potentially have a material impact on business lines, as well as how we record and report our financial condition and results of operations, and could have an impact on regulatory capital.
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
Due to provisions in the Merger Agreement with Capital One, we were required to keep our quarterly common stock dividend consistent in 2024 at $0.70 per share and to refrain from the repurchasing of our outstanding common stock. These restrictions will remain in place through the completion of the merger. The declaration and payment of future dividends, as well as the amount thereof, are otherwise subject to the discretion of our Board of Directors. The amount and size of any future dividends and share repurchases will depend upon regulatory limitations imposed by the Federal Reserve or under applicable banking laws and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Business — Supervision and Regulation — Capital, Dividends and Share Repurchases.” Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid on or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of our preferred stock in any dividend period. Banking laws and regulations and our banking regulators may limit or prohibit our payment of dividends on or our repurchase of our stock at any time. There can be no assurance that we will declare and pay any dividends on or repurchase our stock in the future.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Assessment and Management
Our Information Security Program is led by our CISO and overseen by our TIRC and Management Risk Committee. The program is designed to safeguard the confidentiality, integrity and availability of information assets of the Company, customers and users from harm, and against unauthorized access to, or use of, computer resources that process, store or transmit these assets. This is accomplished by monitoring the cyber threat landscape, internal threats and technological changes and through the implementation of controls to mitigate risk to the organization and our customers.
Our Enterprise Risk Management governance structure is based on the principle that each line of business is responsible for managing risks, including information security risk, inherent in its business.
Our Operational Risk Oversight (“ORO”) department provides second line defense oversight of the Information Security Program in support of senior management and the Board of Directors’ responsibility to provide appropriate risk oversight. Owned by the VP, Information Security and Technology Risk (“VP-ISTR”) in ORO, the Information Security Policy provides a framework for the security of information assets and computer resources and is consistent with our ERM framework, which incorporates certain components that guide the Company’s approach to risk management: Governance and Oversight, Business Strategy, Risk Infrastructure and Risk Culture. The Information Security Policy is designed to comply with applicable laws and regulations, such as the GLBA and the Sarbanes-Oxley Act.
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
We are also committed to strong third party risk management. Our Third Party Program provides guidance for managing third party risk and is designed to assist us with the identification, measurement, management, monitoring and reporting of third party risk.
Our Information Security Program requires that employees adhere to our Third Party Information Security Policy, as well as the Third Party Risk Management Policy, which requires review of third-party controls to determine whether such controls meet the objectives of our Third Party Information Security Policy. The ORO team is responsible for overseeing that appropriate information security risks are identified and monitored. We rely on many third-party service providers and network participants, including merchants, and, as such, a security breach or cyber attack affecting one of these third parties could impact us.
Incident Management
While we continue to invest in our information security defenses, including cybersecurity defenses, if our security systems or those of third parties are penetrated or circumvented such that the confidentiality, integrity or availability of information about us, our customers, transactions processed on our networks or on third-party networks on our behalf, or third parties with which we do business is compromised, we could be subject to significant liability that may not be covered by insurance, including significant legal and financial exposure, actions by our regulators, damage to our reputation or loss of confidence in the security of our systems, products and services that could materially adversely affect our business. For more information about the risks posed by cybersecurity threats, see “Item 1A. Risk Factors — Operational and Other Risk — If the security of our systems, or the systems of third parties we rely upon, is compromised, our business could be disrupted and we may be subject to significant financial exposure, liability and damage to our reputation.”
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
Our CISO has over 20 years of information technology experience with specialization in information security and technology risk management. Our CISO is a Certified Information Systems Auditor and Certified Data Privacy Security Engineer. He serves as a Board member at the National Cybersecurity Alliance and is a member of Finance Services Information Sharing and Analysis Center (FS-ISAC) along with multiple other customer advisory boards. He was formerly a director at a large financial services organization and been in various information security roles at a Big 4 consulting firm prior to joining Discover.
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
We have optimized our physical space to ensure they are fit for purpose and as a result, our call centers are being utilized to a reasonable capacity. We believe our facilities that support both our Digital Banking and Payment Services segments are suitable and adequate to meet our current and projected needs.
Item 3.    Legal Proceedings
For a description of legal proceedings, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements.
Item 4.    Mine Safety Disclosures
None.

Part II.
Part II | Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (ticker symbol DFS). As of February 14, 2025, there were approximately 34,581 holders of record of our common stock.
Issuer Purchases of Equity Securities
In accordance with the Merger Agreement with Capital One, share repurchases have been paused through the completion of the merger. For more information on the pending merger, see “Business — Pending Merger with Capital One Financial Corporation” to our consolidated financial statements.

The following table sets forth information regarding employee transactions made by us or on our behalf during the most recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)
October 1-31, 2024
Employee transactions(1)	1,097	$149.99
November 1-30, 2024
Employee transactions(1)	4,542	$154.04
December 1-31, 2024
Employee transactions(1)	7,570	$177.68

Total
Employee transactions(1)	13,209	$167.25

(1)Reflects shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.
(2)Average price paid per share excludes any excise tax.

Stock Performance Graph
The following graph compares the cumulative total stockholder return of our common stock, the S&P 500 Financials Index and the S&P 500 Index for the period from December 31, 2019 through December 31, 2024. The graph assumes an initial investment of $100 on December 31, 2019. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of our common stock.

$300
$200
$100
$0
2019
2020
2021
2022
2023
2024
Discover Financial Services
S&P 500 Index
S&P 500 Financials Index

	December 31,
	2019	2020	2021	2022	2023	2024
Discover Financial Services	$100.00	$110.08	$142.87	$123.49	$145.98	$229.69
S&P 500 Index	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
S&P 500 Financials Index	$100.00	$98.24	$132.50	$118.49	$132.83	$173.35

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” which immediately follows “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2024 and 2023 and for years ended December 31, 2024, 2023 and 2022.
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
2024 Highlights
The highlights below compare results as of and for the year ended December 31, 2024 against results as of and for the year ended December 31, 2023.
•Net income was $4.5 billion, or $17.72 per diluted share, compared to net income of $2.8 billion, or $10.70 per diluted share, in the prior year.
•Total loans declined $7.3 billion, or 6%, to $121.1 billion. The sale of our private student loan portfolio was completed during the fourth quarter of 2024.
•Credit card loans grew $0.5 billion, or 1%, to $102.8 billion.
•The net charge-off rate for credit card loans increased 148 basis points to 5.38% and the delinquency rate for credit card loans over 30 days past due decreased 3 basis points to 3.84%.
•Direct-to-consumer deposits grew $6.6 billion, or 8%, to $90.6 billion.
•Payment Services transaction volume for the segment was $402.5 billion, up 10%.
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
In July 2023, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”, and together with the Federal Reserve and the OCC, the “Agencies”) issued a proposal to amend the risk-based capital framework (the “Basel III rules”), which includes replacing the current “advanced approach” with a new expanded risk-based approach. In addition, the proposal introduces new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, and would significantly revise risk-based capital requirements for all banking institutions with assets of $100 billion or more, including DFS. If adopted, the new requirements would be effective July 1, 2025 with a three-year transition period. In September 2024, the Federal Reserve Vice Chair for Supervision previewed potential changes to the July 2023 proposal, including no longer subjecting Category IV institutions to the proposed revisions other than the requirement to recognize accumulated other comprehensive income, such as unrealized gains and losses on available-for-sale securities, in regulatory capital. The Federal Reserve, OCC and FDIC have not yet issued any changes to the July 2023 proposal.
In August 2023, the Agencies issued a proposal that would require banking institutions in Categories II through IV of the tailoring framework, including DFS, and their insured depository institution subsidiaries with $100 billion or more in assets such as Discover Bank, to have minimum levels of outstanding long-term debt. Under the proposed rule, a covered banking institution would be required to have a minimum outstanding amount of eligible long-term debt that is at least 6% of the institution’s total risk-weighted assets, 2.5% of its total leverage exposure (if it is required to maintain a minimum supplementary leverage ratio) and 3.5% of its average total consolidated assets, whichever is greater. If adopted, banking institutions would have three years to comply with the new requirements, though the Agencies would retain the authority to accelerate or extend the transition period.
While we cannot currently predict the timing, substance or impact of the finalization of these proposals or other regulatory changes, if any such change were adopted, it would likely revise the regulatory tailoring currently applicable to DFS, otherwise tighten the prudential regulatory requirements that would apply to DFS and increase our expenses.
In accordance with the capital plan rule amendments, we elected not to participate in the 2023 supervisory stress tests, but did submit to the Federal Reserve a capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions. In July 2023, the Federal Reserve disclosed that our SCB was unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024. On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve. On June 26, 2024, the Federal Reserve announced the results of the 2024 Comprehensive Capital Analysis and Review (“CCAR”) exercise, followed by the release of the final large bank capital requirements on August 28, 2024. Our new SCB requirement increased to 3.1%, effective beginning October 1, 2024, through September 30, 2025, subject to potential recalculation, as discussed in the next paragraph.
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
The CFPB’s priorities have continued to focus on, among other things, increased enforcement of existing consumer protection laws, with a particular focus on fees charged to consumers, UDAAP, fair lending, student lending and servicing, debt collection and credit reporting. Additionally, detection of repeat offenders, such as companies that violate a formal court or agency order, has also become a priority for the CFPB. In March 2022, the CFPB identified, as repeat offenders, several companies that have had multiple enforcement actions, including Discover. The CFPB has recently taken action against financial institutions for violating prior enforcement actions. In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding identified private student loan servicing practices. See Note 19: Litigation and Regulatory Matters to our consolidated financial statements for more information.
On March 5, 2024, the CFPB issued a final rule that reduces Regulation Z’s safe harbor amount for credit card late fees to $8 and eliminates automatic annual inflation adjustments to that safe harbor amount. The rule is currently under legal challenge, and we continue to monitor legal developments that could impact the implementation of the final rule, which if implemented, could result in increased cardholder delinquencies and credit losses.
Although the priorities and actions of the CFPB may change in the new U.S. presidential administration, state regulators (including attorneys general) may seek to fill a perceived void.
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
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. These policymakers have proposed and enacted regulations and legislation to augment consumer data privacy standards and require companies to assess and/or disclose cybersecurity metrics, risks, opportunities, policies and practices. At the federal level, Discover is subject to the Gramm-Leach-Bliley Act (“GLBA”) and its implementing regulations and guidance, which regulate Discover’s use and disclosure of our consumers’ nonpublic personal information (“NPI”). In October 2024, the CFPB finalized its Personal Financial Data Rights Rule, which requires financial institutions to make certain consumer data available upon request to consumers and authorized third parties and standardizes the way in which the data is shared. In July 2023, the SEC adopted rules on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure. For more information on Discover’s cybersecurity program in connection with these rules, see “Item 1C. Cybersecurity.” In April 2024, the Department of Homeland Security proposed regulations to implement the Cyber Incident Reporting for Critical Infrastructure Act of 2022 and create new cyber incident and ransom payment reporting requirements for covered entities, including entities that own or operate financial services sector infrastructure. Final regulations are expected to be published in late 2025 and become effective in 2026.
At the state level, the California Consumer Privacy Act ("CCPA"), which became effective in 2020, created a broad set of privacy rights and remedies. The California Privacy Rights Act, which became effective in 2023, amended the CCPA, enhanced consumer privacy protections and created a new California Privacy Protection Agency (“CPPA”). The CPPA has proposed additional regulations around cybersecurity, risk assessments and automated decision-making technology that may impact Discover as the proposed regulations move forward in the formal rulemaking process. Other states continue to pass privacy legislation. To date, these laws have contained either data-level exemptions for NPI or entity-level exemptions for financial institutions subject to the GLBA or state banking laws, so the impact of these state privacy laws on several Discover businesses is limited. We continue to evaluate the impact of the CCPA, as well as other federal and state privacy laws, on our businesses and other providers of consumer financial services, including laws regulating the capture and use of consumer biometric information. For more information on the impact to Discover of data security and privacy laws on regulation, see “Business — Supervision and Regulation” and “Item 1A. Risk Factors.”

Environmental, Social and Governance Matters
Environmental, social and governance (“ESG”) issues, including climate change, human capital and governance practices, are a significant area of focus by U.S. federal, state and international lawmakers and regulatory agencies, as well as shareholders and other stakeholders. In recent months, there have been substantial legislative and regulatory developments on such issues, including proposed, issued or implemented legislation and rulemakings concerning how companies assess and/or disclose climate and other ESG information, risks, opportunities, policies and practices. For example, in October 2023, three climate-related disclosure bills were signed in California, and in March 2024, the SEC issued a final rule on climate-related disclosures. The potential impacts of these legislative and regulatory requirements are being evaluated at this time (including as a result of ongoing litigation challenging such requirements and the SEC’s order stating its final rule on climate-related disclosures pending the completion of judicial review as well as recent executive orders and other actions by legislators or the new presidential administration). We expect that these and other emerging and evolving legal and regulatory requirements on ESG issues, if adopted, will result in additional compliance and reporting costs to us, and we continue to evaluate and assess the potential impact of these legal and regulatory developments.
Results of Operations
The discussion below provides a summary of our results of operations and information about our loan receivables as of and for the year ended December 31, 2024, compared to the year ended December 31, 2023. Refer to our annual report on Form 10-K/A for the year ended December 31, 2023, for discussion of our results of operations and loan receivables information as of and for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 22: Segment Disclosures to our consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Digital Banking
Interest income
Credit card loans	$16,109	$14,438	$10,632
Private student loans	800	1,033	831
Personal loans	1,402	1,156	872
Home loans	525	324	165
Other loans	2	2	2
Other interest income	1,182	892	362
Total interest income	20,020	17,845	12,864
Interest expense	5,724	4,746	1,865
Net interest income	14,296	13,099	10,999
Provision for credit losses	4,911	6,018	2,359
Other income	2,902	2,245	2,041
Other expense
Employee compensation and benefits	2,739	2,356	2,068
Marketing and business development	1,055	1,147	1,020
Information processing and communications	704	582	485
Professional fees	1,231	991	838
Premises and equipment	90	86	115
Other expense	911	783	523
Total other expense	6,730	5,945	5,049
Income before income taxes	5,557	3,381	5,632
Payment Services
Other income	712	450	176
Other expense
Employee compensation and benefits	85	78	71
Marketing and business development	15	17	15
Information processing and communications	31	26	28
Professional fees	43	50	33
Premises and equipment	3	3	3
Other expense	18	20	17
Total other expense	195	194	167
Income before income taxes	517	256	9
Total income before income taxes	$6,074	$3,637	$5,641

The following table presents information on transaction volume (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Network Transaction Volume
PULSE Network	$328,295	$285,616	$253,072
Network Partners	32,774	39,671	44,542
Diners Club(1)	41,425	39,299	33,505
Total Payment Services	402,494	364,586	331,119
Discover Network — Proprietary(2)	219,419	224,572	218,738
Total Network Transaction Volume	$621,913	$589,158	$549,857
Transactions Processed on Networks
Discover Network	3,750	3,728	3,617
PULSE Network	9,609	7,705	6,200
Total Transaction Processed on Networks	13,359	11,433	9,817
Credit Card Volume
Discover Card Volume(3)	$224,579	$232,785	$224,477
Discover Card Sales Volume(4)	$212,251	$217,914	$210,645

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
Digital Banking
Our Digital Banking segment reported pretax income of $5.6 billion for the year ended December 31, 2024, as compared to $3.4 billion for the year ended December 31, 2023.
Net interest income increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily driven by a higher average level of loan receivables and a higher yield on loans, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to a higher average level of loan receivables and higher market rates. Interest expense increased compared to the prior year primarily due to higher funding costs driven by lower coupon maturities, higher market rates and a larger funding base.
For the year ended December 31, 2024, the provision for credit losses decreased as compared to the year ended December 31, 2023, primarily driven by the reversal of the private student loans’ allowance due to the sale of the student loan portfolio. For a detailed discussion on provision for credit losses, see “— Loan Quality — Provision and Allowance for Credit Losses.”
Total other income increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increases in other income, net discount and interchange revenue and loan fee income. Other income increased primarily from a gain recognized from the sale of our private student loan portfolio. The increase in discount and interchange revenue was driven primarily by lower rewards expense. Loan fee income increased primarily due to a higher volume of late payments.
Total other expense increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increases in employee compensation and benefits, professional fees, information processing and communications and other expense. The increase in employee compensation and benefits was driven primarily by higher average salaries and employee retention awards. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives and the pending merger. The increase in information processing and communications was primarily driven by accelerated private student loan software depreciation. Other expense increased primarily from charges for potential regulatory penalties to the card product card misclassification matter. For information regarding the card product misclassification, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements. The increase in total other expense was partially offset by a decrease in marketing and business development primarily from lower private student loan marketing expenses.

Discover card sales volume was $212.3 billion for the year ended December 31, 2024, which was a decrease of 2.6% as compared to the year ended December 31, 2023. This volume decrease was primarily driven by lower new account growth.
Payment Services
Our Payment Services segment reported pretax income of $517 million for the year ended December 31, 2024, as compared to pretax income of $256 million for the year ended December 31, 2023. The increase in segment pretax income was primarily due to a favorable legal settlement.
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
Allowance for Credit Losses
The allowance for credit losses was $8.3 billion at December 31, 2024, which reflects a $1.0 billion release from the amount of the allowance for credit losses at December 31, 2023. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
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
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we measured the impact of altering the weighting of macroeconomic scenarios used in our loss forecast. Our allowance for credit losses would increase by approximately $487 million at December 31, 2024 if we applied 100% weight to the most adverse scenario used in our loss forecast in our sensitivity analysis to reflect continued elevated interest rates, a decline in consumer confidence, the influence of geopolitical events and increasing unemployment.
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
Earnings Summary
The following table outlines changes in our consolidated statements of income (dollars in millions):

	For the Years Ended December 31,			2024 vs. 2023 Increase (Decrease)		2023 vs. 2022 Increase (Decrease)
	2024	2023	2022	$	%	$	%
Interest income	$20,020	$17,845	$12,864	$2,175	12%	$4,981	39%
Interest expense	5,724	4,746	1,865	978	21%	2,881	154%
Net interest income	14,296	13,099	10,999	1,197	9%	2,100	19%
Provision for credit losses	4,911	6,018	2,359	(1,107)	(18)%	3,659	155%
Net interest income after provision for credit losses	9,385	7,081	8,640	2,304	33%	(1,559)	(18)%
Other income	3,614	2,695	2,217	919	34%	478	22%
Other expense	6,925	6,139	5,216	786	13%	923	18%
Income before income taxes	6,074	3,637	5,641	2,437	67%	(2,004)	(36)%
Income tax expense	1,539	841	1,325	698	83%	(484)	(37)%
Net income	$4,535	$2,796	$4,316	$1,739	62%	$(1,520)	(35)%
Net income allocated to common stockholders	$4,446	$2,715	$4,228	$1,731	64%	$(1,513)	(36)%

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
•Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the federal funds rate, the interest rate on reserve balances, Secured Overnight Financing Rate (“SOFR”); and
•The effectiveness of interest rate swaps in our interest rate risk management program.
Net interest income increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily driven by a higher average level of loan receivables and a higher yield on loans, partially offset by higher funding costs. Interest income increased compared to the prior year primarily due to a higher average level of loan receivables and higher market rates. Interest expense increased compared to the prior year primarily due to higher funding costs driven by lower coupon maturities, higher market rates and a larger funding base.

Average Balance Sheet Analysis
(dollars in millions)

	For the Years Ended December 31,
	2024			2023			2022
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$10,798	5.31%	$573	$8,192	5.17%	$423	$9,279	1.89%	$175
Restricted cash	535	6.82%	37	250	7.80%	20	515	1.48%	8
Other short-term investments	1,194	4.29%	51	—	—	—	—	—%	—
Investment securities	13,925	3.74%	521	12,938	3.47%	449	6,988	2.57%	179
Loan receivables(1)
Credit card loans(2)(3)	100,313	16.06%	16,109	94,205	15.33%	14,438	79,243	13.42%	10,632
Private student loans	7,979	10.02%	800	10,382	9.95%	1,033	10,240	8.11%	831
Personal loans	10,281	13.64%	1,402	9,011	12.83%	1,156	7,295	11.95%	872
Home Loans	7,013	7.49%	525	4,657	6.96%	324	2,841	5.82%	165
Other	52	3.11%	2	56	3.26%	2	54	2.93%	2
Total loan receivables	125,638	14.99%	18,838	118,311	14.33%	16,953	99,673	12.54%	12,502
Total interest-earning assets	152,090	13.16%	20,020	139,691	12.77%	17,845	116,455	11.05%	12,864
Allowance for credit losses	(8,876)			(7,936)			(6,820)
Other assets	7,704			6,938			6,070
Total assets(4)	$150,918			$138,693			$115,705
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(5)	$44,605	4.70%	$2,098	$38,220	3.89%	$1,485	$23,988	2.02%	$484
Money market deposits	7,166	4.20%	301	8,143	4.16%	339	8,453	1.67%	141
Other interest-bearing savings deposits	55,763	4.26%	2,373	51,366	4.01%	2,062	44,276	1.43%	632
Total interest-bearing deposits	107,534	4.44%	4,772	97,729	3.98%	3,886	76,717	1.64%	1,257
Borrowings
Short-term borrowings	—	—%	—	44	10.21%	5	225	0.70%	2
Securitized borrowings(6)(7)(8)	10,145	4.76%	483	10,528	4.30%	453	9,060	2.41%	219
Other long-term borrowings(7)(8)(9)	9,149	5.13%	469	9,090	4.43%	402	9,334	4.15%	387
Total borrowings	19,294	4.93%	952	19,662	4.37%	860	18,619	3.26%	608
Total interest-bearing liabilities	126,828	4.51%	5,724	117,391	4.04%	4,746	95,336	1.96%	1,865
Other liabilities and stockholders’ equity(10)	24,090			21,302			20,369
Total liabilities and stockholders’ equity	$150,918			$138,693			$115,705
Net interest income			$14,296			$13,099			$10,999
Net interest margin(11)		11.38%			11.07%			11.04%
Net yield on interest-earning assets(12)		9.40%			9.38%			9.45%
Interest rate spread(13)		8.65%			8.73%			9.09%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $425 million, $468 million and $365 million of amortization of balance transfer fees for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the years ended December 31, 2024, 2023 and 2022.
(4)The return on average assets, based on net income, was 3.00%, 2.02% and 3.73% for the years ended December 31, 2024, 2023 and 2022, respectively.
(5)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the year ended December 31, 2024
(6)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the years ended December 31, 2024, 2023 and 2022.
(7)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the years ended December 31, 2024, 2023 and 2022.
(8)Includes the impact of terminated derivatives formerly designated as fair value hedges for the years ended December 31, 2024, 2023 and 2022.
(9)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the years ended December 31, 2024, 2023 and 2022.
(10)The return on average stockholders’ equity, based on net income, was 28%, 20% and 32% for the years ended December 31, 2024, 2023 and 2022, respectively.
(11)Net interest margin represents net interest income as a percentage of average total loan receivables.
(12)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(13)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Rate/Volume Variance Analysis1)
(dollars in millions)

	Year Ended December 31, 2024 vs.			Year Ended December 31, 2023 vs.
	Year Ended December 31, 2023			Year Ended December 31, 2022
	Volume	Rate	Total	Volume	Rate	Total
Increase/(Decrease) in net interest income due to changes in:
Interest-earning assets
Cash and cash equivalents	$138	$12	$150	$(23)	$271	$248
Restricted cash	20	(3)	17	(6)	18	12
Other short-term investments	51	—	51	—	—	—
Investment securities	36	36	72	191	79	270
Loan receivables
Credit card loans	964	707	1,671	2,170	1,636	3,806
Private student loans	(241)	8	(233)	11	191	202
Personal loans	170	76	246	216	68	284
Home loans	175	26	201	121	38	159
Other	—	—	—	—	—	—
Total loan receivables	1,068	817	1,885	2,518	1,933	4,451
Total interest income	1,313	862	2,175	2,680	2,301	4,981
Interest-bearing liabilities
Interest-bearing deposits
Time deposits	273	340	613	391	610	1,001
Money market deposits	(41)	3	(38)	(5)	203	198
Other interest-bearing savings deposits	180	131	311	116	1,314	1,430
Total interest-bearing deposits	412	474	886	502	2,127	2,629
Borrowings
Short-term borrowings	(3)	(2)	(5)	(2)	5	3
Securitized borrowings	(17)	47	30	40	194	234
Other long-term borrowings	3	64	67	(10)	25	15
Total borrowings	(17)	109	92	28	224	252
Total interest expense	395	583	978	530	2,351	2,881
Net interest income	$918	$279	$1,197	$2,150	$(50)	$2,100

(1)    The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances between the years ended December 31, 2024, 2023 and 2022 based on the percentage of the rate or volume variance to the sum of the two absolute variances.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	December 31,
	2024	2023
Credit card loans	$102,786	$102,259
Other loans
Private student loans	—	10,352
Personal loans	10,314	9,852
Home loans	7,963	5,890
Other loans	55	56
Total other loans	18,332	26,150
Total loan receivables	121,118	128,409
Allowance for credit losses	(8,323)	(9,283)
Net loan receivables	$112,795	$119,126

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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Year Ended December 31, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Home Loans	Total Loans
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283
Additions
Provision for credit losses(1)	5,178	(770)	476	67	4,951
Deductions
Charge-offs	(6,522)	(100)	(484)	(12)	(7,118)
Recoveries	1,128	12	66	1	1,207
Net charge-offs	(5,394)	(88)	(418)	(11)	(5,911)
Balance at December 31, 2024	$7,403	$—	$780	$140	$8,323

	For the Year Ended December 31, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Home Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(2)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	5,476	152	363	28	6,019
Deductions
Charge-offs	(4,481)	(155)	(290)	(1)	(4,927)
Recoveries	807	22	56	—	885
Net charge-offs	(3,674)	(133)	(234)	(1)	(4,042)
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283

	For the Year Ended December 31, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Home Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	2,233	99	24	13	2,369
Deductions
Charge-offs	(2,417)	(126)	(159)	—	(2,702)
Recoveries	794	23	68	—	885
Net charge-offs	(1,623)	(103)	(91)	—	(1,817)
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374

(1)Excludes a $40 million, $1 million and $10 million adjustment to the liability for expected credit losses on unfunded commitments for the years ended December 31, 2024, 2023 and 2022, respectively, as the liability is recorded in accrued expenses and other liabilities in our consolidated statements of financial condition. With the sale of the private student loan portfolio in 2024, a liability for expected credit losses on unfunded commitments is no longer recorded.
(2)Represents the adjustment to the allowance for credit losses as a result of the adoption of Accounting Standards Update (“ASU”) No. 2022-02 on January 1, 2023, which eliminated the requirement to apply discounted cash flow measurements for certain troubled debt restructurings.
The allowance for credit losses was approximately $8.3 billion at December 31, 2024, which reflects a $1.0 billion release from the amount of the allowance for credit losses at December 31, 2023. The release in the allowance for credit losses between December 31, 2024 and December 31, 2023, was primarily driven by the reversal of the private student loans’ allowance due to the sale of the student loan portfolio.

The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at December 31, 2024, we used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2025 at 4.56% and, within our reasonable and supportable period, peaking at 4.7% in the third quarter of 2025 and (ii) 1.8% growth rate in real gross domestic product in 2025.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, including those relating to consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve acted to reduce the federal funds target range by 100 basis points since September 2024 citing improvement in inflation outlook and shifting focus to ensuring robust economic growth. While Federal Reserve officials believe recent trends in inflation and employment continue to be supportive of a less restrictive monetary policy in the longer-term, near-term outlook is less certain as inflation persists at higher than targeted levels while economic output and labor market data remains strong. The timing and magnitude of rate decreases throughout 2025 will be dependent on closely monitored trends in economic data, particularly inflation and labor market conditions, and monetary policy is expected to remain restrictive. As easing of monetary policy typically precedes weaker consumer credit conditions caused by rising unemployment and slowing economic growth, we see a pause in reducing interest rates as a sign of observed economic resilience. While credit performance in our lending portfolios has evolved in line with our expectations, we assessed the prospects for various macroeconomic outcomes in setting our allowance for credit losses.
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
The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the year ended December 31, 2024, the provision for credit losses decreased by $1.1 billion, as compared to the year ended December 31, 2023. The reserve release during the year ended December 31, 2024, was primarily driven by the reversal of the private student loans’ allowance due to the sale of the student loan portfolio.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Years Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
Credit card loans	$5,394	5.38%	$3,674	3.90%	$1,623	2.05%
Personal loans	$418	4.06%	$234	2.60%	$91	1.25%
Home loans	$11	0.16%	$1	0.02%	$—	—%

The net charge-offs and net charge-off rate for credit card loans, personal loans and home loans increased for the year ended December 31, 2024, when compared to the same periods in 2023, primarily driven by portfolio seasoning.

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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, and loan receivables that are not accruing interest regardless of delinquency (dollars in millions):

	December 31,
	2024		2023
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$3,944	3.84%	$3,955	3.87%
Personal loans	$174	1.69%	$143	1.45%
Home loans	$98	1.23%	$51	0.86%

Total loan receivables	$4,216	3.48%	$4,156	3.45%

Loans 90 or more days delinquent
Credit card loans	$1,980	1.93%	$1,917	1.87%
Personal loans	$51	0.50%	$39	0.40%
Home loans	$40	0.50%	$19	0.33%

Total loan receivables	$2,071	1.71%	$1,975	1.59%

Loans not accruing interest	$299	0.25%	$261	0.21%

The 30-day and 90-day delinquency rates remained relatively stable for credit card loans at December 31, 2024, compared to December 31, 2023. The 30-day delinquency and 90-day delinquency rates for personal loans and home loans at December 31, 2024, increased compared to December 31, 2023, primarily driven by portfolio seasoning.
Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 4: Loan Receivables to our consolidated financial statements.
Maturities and Sensitivities of Loan Receivables to Changes in Interest Rates
Our loan portfolio had the following maturity distribution(1) (dollars in millions):

At December 31, 2024	Due One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
Credit card loans	$33,456	$54,978	$14,072	$280	$102,786
Personal loans	2,891	6,901	522	—	10,314
Home loans	206	975	2,852	3,930	7,963
Other loans	—	8	5	42	55
Total loan receivables	$36,553	$62,862	$17,451	$4,252	$121,118

(1)    Because of the uncertainty regarding loan repayment patterns, the above amounts have been calculated using contractually required minimum payments. Historically, actual loan repayments have been higher than such minimum payments and, therefore, the above amounts may not necessarily be indicative of our actual loan repayments.
At December 31, 2024, approximately $54.0 billion of our loan portfolio due after one year had interest rates tied to an index and approximately $30.5 billion were fixed-rate loans.

Other Income
The following table presents the components of other income (dollars in millions):

	For the Years Ended December 31,			2024 vs. 2023 Increase (Decrease)		2023 vs. 2022 Increase
	2024	2023	2022	$	%	$	%
Discount and interchange revenue, net(1)	$1,520	$1,381	$1,303	$139	10%	$78	6%
Protection products revenue	169	172	172	(3)	(2)%	—	—%
Loan fee income	819	763	632	56	7%	131	21%
Transaction processing revenue	345	303	249	42	14%	54	22%
Losses on equity investments	(2)	(9)	(214)	7	(78)%	205	(96)%
Other income	763	85	75	678	798%	10	13%
Total other income	$3,614	$2,695	$2,217	$919	34%	$478	22%

(1)Net of rewards, including Cashback Bonus rewards, of $3.0 billion, $3.1 billion and $3.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
Total other income increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increases in other income, net discount and interchange revenue and loan fee income. Other income increased primarily from a gain recognized from the sale of our private student loan portfolio and a favorable legal settlement in our Payment Services segment. The increase in discount and interchange revenue was driven primarily by lower rewards expense. Loan fee income increased primarily due to a higher volume of late payments.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Years Ended December 31,			2024 vs. 2023 Increase (Decrease)		2023 vs. 2022 Increase (Decrease)
	2024	2023	2022	$	%	$	%
Employee compensation and benefits	$2,824	$2,434	$2,139	$390	16%	$295	14%
Marketing and business development	1,070	1,164	1,035	(94)	(8)%	129	12%
Information processing and communications	735	608	513	127	21%	95	19%
Professional fees	1,274	1,041	871	233	22%	170	20%
Premises and equipment	93	89	118	4	4%	(29)	(25)%
Other expense	929	803	540	126	16%	263	49%
Total other expense	$6,925	$6,139	$5,216	$786	13%	$923	18%

Total other expense increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increases in employee compensation and benefits, professional fees, information processing and communications and other expense. The increase in employee compensation and benefits was driven primarily by higher average salaries and employee retention awards. Professional fees increased primarily due to increased consulting supporting compliance and risk management initiatives and the pending merger. The increase in information processing and communications was primarily driven by accelerated private student loan software depreciation. Other expense increased primarily from charges for potential regulatory penalties to the card product card misclassification matter. For information regarding the card product misclassification, see Note 19: Litigation and Regulatory Matters to our consolidated financial statements. The increase in total other expense was partially offset by a decrease in marketing and business development primarily from lower private student loan marketing expenses.

Income Tax Expense
The following table reconciles our effective tax rate to the U.S. federal statutory income tax rate (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.6	3.5	3.4
Accrual for nondeductible penalties	1.2	—	—
Tax credits	(0.5)	(2.1)	(1.3)
Other	—	0.7	0.4
Effective income tax rate	25.3%	23.1%	23.5%

Income tax expense	$1,539	$841	$1,325

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
Funding Sources
Deposits
We obtain deposits from consumers directly (“direct-to-consumer deposits”) and through third-party securities brokerage firms that offer our deposits to their customers (“brokered deposits”). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. We gather these deposits from retail customers of our bank, many of whom have more than one Discover product. These deposits originate from a large and diverse customer base, and therefore, the majority of these deposit account balances are insured according to the FDIC’s insurance limits. Brokered deposit products include certificates of deposit and sweep accounts. In accordance with FDIC guidance, we do not categorize certain retail deposit products such as deposits generated through certain sweep deposit relationships as brokered for regulatory reporting purposes. At December 31, 2024, we had $90.6 billion of direct-to-consumer deposits and $16.4 billion of brokered deposits, of which there are $93.5 billion of deposit balances due in less than one year and $13.5 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller’s interest. As of December 31, 2024, there were $29.4 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the year ended December 31, 2024. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller’s interest and subordinated classes of DCENT DiscoverSeries notes. At December 31, 2024, we had $8.5 billion of outstanding public asset-backed securities and $2.3 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as “economic early amortization,” which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended December 31, 2024, the DiscoverSeries three-month rolling average excess spread was 14.18%. The period of ultimate repayment would be determined by the amount and timing of collections received.
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
The following table summarizes expected contractual maturities of the investors’ interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At December 31, 2024	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$8,475	$5,640	$2,835

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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. As of December 31, 2024, we had total committed borrowing capacity of $5.2 billion based on the amount and type of assets pledged, of which $523 million of long-term advances were outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.
Other Long-Term Borrowings — Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At December 31, 2024	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2025-2032	$2,850
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2025-2031	$138
Discover Financial Services (Parent Company) fixed to floating-rate senior notes, maturing 2034	$1,000
Discover Bank fixed-rate senior bank notes, maturing 2026-2030	$2,800
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At December 31, 2024, $591 million of interest on our fixed-rate debt is due in less than one year and $1.6 billion of interest is due in one year and thereafter. See Note 9: Long-Term Borrowings to our consolidated financial statements for more information on the maturities of our long-term borrowings.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase (“repo”) market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly-rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At December 31, 2024, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, we have access to short-term advance structures through privately placed asset-backed securitizations. At December 31, 2024, there were no short-term advances outstanding from private asset-backed securitizations.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for any contingency funding needs. At December 31, 2024, we had a total committed capacity of $3.5 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them well ahead of their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia’s discount window. As of December 31, 2024, Discover Bank had $46.5 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of December 31, 2024, we had no borrowings outstanding under the discount window and reserve this capacity as a source of contingency liquidity.

Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal, and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At December 31, 2024, our unused credit arrangements were approximately $232.6 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications and global merchant acceptance, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of December 31, 2024, we have debt obligations, common stock and preferred stock outstanding, for which we incur servicing costs. Refer to “— Funding Sources” and “— Capital” for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
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

(1)On February 20, 2024, following the announcement of the pending merger between Discover and Capital One, Moody’s Investor Services placed all long-term ratings and assessments for DFS and Discover Bank under review with direction uncertain.
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
Our primary contingency liquidity sources include our liquidity portfolio securities, which we could sell, repo or borrow against, and private securitizations with unused borrowing capacity. In addition, we could borrow advances with unused borrowing capacity or by pledging securities to the FHLB of Chicago. Moreover, we have unused borrowing capacity with the Federal Reserve discount window, which provides an additional source of contingency liquidity. We seek to maintain sufficient liquidity to satisfy all maturing obligations and fund business operations for at least 12 months in a severe stress environment. In such an environment, we may also take actions to curtail the size of our balance sheet, which would reduce the need for funding and liquidity.
At December 31, 2024, our liquidity portfolio was composed of highly liquid, unencumbered assets, including cash and cash equivalents and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government agencies. These investments, nearly all of which are classified as available-for-sale, are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.
At December 31, 2024, our liquidity portfolio and undrawn credit facilities were $82.0 billion, which was $12.2 billion higher than the balance at December 31, 2023. Our liquidity portfolio and undrawn credit facilities grew primarily as a result of increases in other short-term investments and unused borrowing capacity with the Federal Reserve discount window. During the years ended December 31, 2024 and 2023, the average balance of our liquidity portfolio was $25.4 billion and $21.0 billion, respectively. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	December 31,
	2024	2023
Liquidity portfolio
Cash and cash equivalents(1)	$7,693	$9,815
Other short-term investments	5,423	—
Investment securities(2)	14,209	13,439
Total liquidity portfolio	27,325	23,254
Private asset-backed securitizations(3)	3,500	2,750
Federal Home Loan Bank of Chicago	4,679	2,551
Primary liquidity sources	35,504	28,555
Federal Reserve discount window(3)	46,489	41,199
Total liquidity portfolio and undrawn credit facilities	$81,993	$69,754

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $364 million and $320 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of December 31, 2024 and 2023, respectively.
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
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of risk-weighted assets. For Category IV firms, including DFS, the Federal Reserve calculates each firm’s SCB biennially in even-numbered calendar years. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year’s supervisory stress tests as part of the Federal Reserve’s CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm’s annual capital plan. In July 2023, the Federal Reserve disclosed our SCB was unchanged at 2.5%, effective beginning October 1, 2023 through September 30, 2024. On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve. On June 26, 2024, the Federal Reserve announced the results of the 2024 CCAR exercise, followed by the release of the final large bank capital requirements on August 28, 2024. Our new SCB requirement increased to 3.1% and is effective from October 1, 2024, through September 30, 2025, subject to potential recalculation as discussed below.
Under the Basel III rules, a firm must update and resubmit its capital plan under certain circumstances, including a material change in the firm’s risk profile, financial condition or corporate structure since its last capital plan submission. We determined our entry into the Merger Agreement with Capital One required us to resubmit our capital plan, which we did on May 3, 2024. The resubmission process is ongoing. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.

At December 31, 2024, DFS and Discover Bank met the requirements for “well-capitalized” status under the Federal Reserve’s Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders’ equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At December 31, 2024, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure among different companies.
The following table reconciles total common stockholders’ equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	December 31,
	2024	2023
Total common stockholders’ equity(1)	$16,870	$13,179
Less: goodwill	(255)	(255)
Tangible common equity	$16,615	$12,924

(1)Total common stockholders’ equity is calculated as total stockholders’ equity less preferred stock.
Our Board of Directors declared the following common stock dividends during 2024, 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Share
2024
October 14, 2024	November 21, 2024	December 05, 2024	$0.70
July 15, 2024	August 22, 2024	September 05, 2024	0.70
April 17, 2024	May 23, 2024	June 06, 2024	0.70
January 16, 2024	February 22, 2024	March 07, 2024	0.70
Total common stock dividends			$2.80

2023
October 16, 2023	November 22, 2023	December 07, 2023	$0.70
July 17, 2023	August 24, 2023	September 07, 2023	0.70
April 17, 2023	May 25, 2023	June 08, 2023	0.70
January 17, 2023	February 23, 2023	March 09, 2023	0.60
Total common stock dividends			$2.70

2022
October 18, 2022	November 23, 2022	December 08, 2022	$0.60
July 20, 2022	August 25, 2022	September 08, 2022	0.60
April 27, 2022	May 26, 2022	June 09, 2022	0.60
January 18, 2022	February 17, 2022	March 03, 2022	0.50
Total common stock dividends			$2.30

On January 21, 2025, we declared a quarterly cash dividend on our common stock of $0.70 per share, payable on March 6, 2025 to holders of record on February 20, 2025, which is consistent with the quarterly amount paid in 2024.
Our Board of Directors declared the following Series C preferred stock dividends during 2024, 2023 and 2022:

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

On January 21, 2025, we declared a semi-annual cash dividend on our Series C and Series D preferred stock of $27.50 and $30.625 per depositary share, respectively, payable on April 30, 2025 and March 24, 2025, respectively, to holders of record on April 15, 2025 and March 7, 2025, respectively.
The amount and size of any future dividends and share repurchases will depend on our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors. Under the Merger Agreement with Capital One, quarterly cash dividends on our common stock may not exceed $0.70 per share without the prior written consent of Capital One. For additional information on the merger, see “Business — Pending Merger with Capital One Financial Corporation.” The declaration and payment of future dividends and the amount thereof are otherwise subject to the discretion of our Board of Directors. Holders of our shares of common stock are subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding. No dividend may be declared or paid or set aside for payment on our common stock if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period. In addition, as noted above, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases, including limitations on the extent our banking subsidiary (Discover Bank) can provide funds to us through dividends, loans or otherwise. Further, current or future regulatory reforms, such as those that propose to alter the Basel III rules, may require us to hold more capital or could adversely impact our capital level. As a result, there can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
During the year ended December 31, 2024, there were no share repurchases. In accordance with the Merger Agreement with Capital One, we have paused share repurchases through the completion of the merger.
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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At December 31, 2024, the majority of our credit card loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest-rate-sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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
We have taken actions to bring our net interest income sensitivity closer to neutral as the Federal Reserve has slowed its pace of monetary policy tightening and the outlook for near-term U.S. economic growth may be weakening. The following table shows the impacts to net interest income over the following 12-month period that we estimate would result from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities. The prior year numbers do not include the impact of a sale of the private student loan portfolio (dollars in millions):

	December 31,
	2024		2023
Basis point change	$	%	$	%
+100	$52	0.36%	$161	1.17%
-100	$(25)	(0.17)%	$(153)	(1.11)%

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

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Discover Financial Services (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
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
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Discover Financial Services
Riverwoods, IL
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Discover Financial Services (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Allowance for Credit Losses — Credit Card Loans and Personal Loans — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The allowance for credit losses (“allowance”) represents management’s estimate of expected credit losses over the remaining life of each loan, using relevant available information, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. As of December 31, 2024, the total allowance was $8.3 billion, which includes the allowance associated with the credit card loan and personal loan portfolios of $7.4 billion and $780 million, respectively.
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
Auditing certain aspects of the allowance associated with the credit card loan and personal loan portfolios required a high degree of auditor judgment and an increased extent of effort, including the involvement of our credit modeling specialists. This included evaluating the (1) model methodology, including the selection of predictive variables during model development, (2) selection of key model assumptions, including the macroeconomic forecast scenario and reasonable and supportable period, and (3) qualitative analysis of the results, including the use of qualitative adjustments, if applicable.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses balance, specific to the credit card loan and personal loan portfolios included the following procedures, among others:
•We tested the design and operating effectiveness of management’s controls over the determination and review of model methodology, selection of key model assumptions, and qualitative analysis of the results
•We evaluated whether the methodology and key model assumptions are appropriate in the context of the applicable financial reporting framework
•With assistance from credit modeling specialists, we evaluated whether the models are suitable for determining the estimate, which included understanding the model methodologies and logic and whether the selected methods for estimating loan losses is appropriate for each loan portfolio
•We evaluated whether the selected macroeconomic forecasts were reasonable, including evaluating if they were internally consistent with other aspects of the Company’s operations, and externally consistent with other macroeconomic forecasts
•We evaluated the reasonableness and consistency of the reasonable and supportable forecast period
•We evaluated whether judgments have been applied consistently to the models and that any qualitative adjustments are consistent with the measurement objective of the applicable financial reporting framework and are appropriate in the circumstances
•We considered any contradictory evidence that arose while performing our procedures, and whether or not this evidence was indicative of management bias
•We evaluated the completeness and accuracy of the Company’s allowance for credit losses disclosures
Litigation and Regulatory Matters — Card Product Misclassification Counterparty Restitution Liability — Refer to Note 19 to the financial statements
Critical Audit Matter Description
Beginning in 2007, the Company incorrectly classified certain credit card accounts into its highest merchant and merchant acquirer pricing tier. The misclassification affected pricing for certain merchants and merchant acquirers, but not for cardholders. As of December 31, 2024, the Company recorded a liability of $1.2 billion within accrued expenses and other liabilities which includes calculated refunds to merchants and merchant acquirers, interest, other settlement concessions agreed to, less cumulative disbursements made through December 31, 2024, a portion of which is the critical audit matter.
The Company used facts and data available as of December 31, 2024, to develop its best estimate for the amount it expects to pay to merchant and merchant acquirers. The determination of the refund liability involved management judgment and estimation as a result of differences in individual merchant agreements, changes in network terms and differences in the available historical data.
We identified the portion of the liability which represents calculated refunds to merchants and merchant acquirers as a critical audit matter because auditing management’s judgment in determining the methodology for the liability calculation and assumptions applied within the calculation required a high degree of auditor judgment and an increased extent of effort. Auditing the interest, other settlement concessions agreed to, and cumulative disbursements made through December 31, 2024 did not require a high degree of auditor judgment nor an increased extent of effort. Therefore those portions of the counterparty restitution liability have not been identified as a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the card misclassification refund liability included the following procedures, among others:
•We tested the design and operating effectiveness of management’s controls over the determination and review of the liability calculation and assumptions used in the calculation
•We performed a combination of procedures to assess the completeness and accuracy of data used within the calculation
•We evaluated the reasonableness of the methodology used to calculate the liability which included, evaluating the mathematical accuracy of the calculation, the application of the data inputs to the calculation, and assumptions used within the calculation
•We inspected meeting minutes for the Board of Directors, Audit Committee, Risk Oversight Committee, and Governance and Controls Committee
•We performed inquiries with members of management regarding the liability
•We inspected supporting documentation and inquired of members of management regarding the status of any ongoing regulatory reviews specific to the liability or settlement negotiations
•We considered any contradictory evidence that arose while performing our procedures, and whether or not this evidence was indicative of management bias
•We evaluated the completeness and accuracy of the Company’s disclosures related to the liability

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 20, 2025
We have served as the Company’s auditor since the spin-off from its former parent company in 2007 and as Discover Bank’s (a wholly owned subsidiary of the Company) auditor since 1985.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Financial Condition
(dollars in millions, except for share amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$8,474	$11,685
Restricted cash	25	43
Other short-term investments	5,423	—
Investment securities (includes available-for-sale securities of $14,359 and $13,402 reported at fair value with associated amortized cost of $14,475 and $13,451 at December 31, 2024 and 2023, respectively)	14,630	13,655
Loan receivables
Loan receivables	121,118	128,409
Allowance for credit losses	(8,323)	(9,283)
Net loan receivables	112,795	119,126
Premises and equipment, net	1,072	1,091
Goodwill	255	255
Other assets	4,966	5,858
Total assets	$147,640	$151,713
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$105,459	$107,493
Non-interest-bearing deposit accounts	1,550	1,438
Total deposits	107,009	108,931
Short-term borrowings	—	750
Long-term borrowings	16,253	20,581
Accrued expenses and other liabilities	6,452	7,216
Total liabilities	129,714	137,478
Commitments, contingencies and guarantees (Notes 15, 18 and 19)
Stockholders’ Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 572,608,227 and 570,837,720 shares issued at December 31, 2024 and 2023, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,056	1,056
Additional paid-in capital	4,651	4,553
Retained earnings	33,583	29,855
Accumulated other comprehensive loss	(296)	(225)
Treasury stock, at cost; 321,268,743 and 320,734,860 shares at December 31, 2024 and 2023, respectively	(21,074)	(21,010)
Total stockholders’ equity	17,926	14,235
Total liabilities and stockholders’ equity	$147,640	$151,713

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

	December 31,
	2024	2023
Assets
Restricted cash	$25	$43
Loan receivables	$29,394	$30,590
Allowance for credit losses allocated to securitized loan receivables	$(1,294)	$(1,347)
Other assets	$1	$3
Liabilities
Short- and long-term borrowings	$8,475	$11,743
Accrued expenses and other liabilities	$13	$19

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Income
(dollars in millions, except for share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Interest income
Credit card loans	$16,109	$14,438	$10,632
Other loans	2,729	2,515	1,870
Investment securities	521	449	179
Other interest income	661	443	183
Total interest income	20,020	17,845	12,864
Interest expense
Deposits	4,772	3,886	1,257
Short-term borrowings	19	5	2
Long-term borrowings	933	855	606
Total interest expense	5,724	4,746	1,865
Net interest income	14,296	13,099	10,999
Provision for credit losses	4,911	6,018	2,359
Net interest income after provision for credit losses	9,385	7,081	8,640
Other income
Discount and interchange revenue, net	1,520	1,381	1,303
Protection products revenue	169	172	172
Loan fee income	819	763	632
Transaction processing revenue	345	303	249
Losses on equity investments	(2)	(9)	(214)
Other income	763	85	75
Total other income	3,614	2,695	2,217
Other expense
Employee compensation and benefits	2,824	2,434	2,139
Marketing and business development	1,070	1,164	1,035
Information processing and communications	735	608	513
Professional fees	1,274	1,041	871
Premises and equipment	93	89	118
Other expense	929	803	540
Total other expense	6,925	6,139	5,216
Income before income taxes	6,074	3,637	5,641
Income tax expense	1,539	841	1,325
Net income	$4,535	$2,796	$4,316
Net income allocated to common stockholders	$4,446	$2,715	$4,228
Basic earnings per common share	$17.72	$10.71	$15.25
Diluted earnings per common share	$17.72	$10.70	$15.23

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Comprehensive Income
(dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$4,535	$2,796	$4,316
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(49)	99	(250)
Unrealized (losses) gains on cash flow hedges, net of tax	(12)	6	(5)
Unrealized pension and post-retirement plan (losses) gains, net of tax	(10)	9	10
Other comprehensive (loss) income	(71)	114	(245)
Comprehensive income	$4,464	$2,910	$4,071

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in millions, shares in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2021	11	$1,056	568,831	$6	$4,369	$24,147	$(94)	$(16,695)	$12,789
Net income	—	—	—	—	—	4,316	—	—	4,316
Other comprehensive loss	—	—	—	—	—	—	(245)	—	(245)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,359)	(2,359)
Common stock issued under employee benefit plans	—	—	107	—	10	—	—	—	10
Common stock issued and stock-based compensation expense	—	—	751	—	89	—	—	—	89
Dividends — common stock ($2.30 per share)	—	—	—	—	—	(643)	—	—	(643)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2022	11	1,056	569,689	6	4,468	27,758	(339)	(19,054)	13,895
Cumulative effect of ASU No. 2022-02 adoption	—	—	—	—	—	52	—	—	52
Net income	—	—	—	—	—	2,796	—	—	2,796
Other comprehensive income	—	—	—	—	—	—	114	—	114
Purchases of treasury stock	—	—	—	—	—	—	—	(1,956)	(1,956)
Common stock issued under employee benefit plans	—	—	118	—	11	—	—	—	11
Common stock issued and stock-based compensation expense	—	—	1,031	—	74	—	—	—	74
Dividends — common stock ($2.70 per share)	—	—	—	—	—	(689)	—	—	(689)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2023	11	1,056	570,838	6	4,553	29,855	(225)	(21,010)	14,235
Cumulative effect of ASU No. 2023-02 adoption	—	—	—	—	—	(37)	—	—	(37)
Net income	—	—	—	—	—	4,535	—	—	4,535
Other comprehensive loss	—	—	—	—	—	—	(71)	—	(71)
Purchases of treasury stock	—	—	—	—	—	—	—	(64)	(64)
Common stock issued under employee benefit plans	—	—	101	—	13	—	—	—	13
Common stock issued and stock-based compensation expense	—	—	1,669	—	85	—	—	—	85
Dividends — common stock ($2.80 per share)	—	—	—	—	—	(708)	—	—	(708)
Dividends — Series C preferred stock ($5,500 per share)	—	—	—	—	—	(31)	—	—	(31)
Dividends — Series D preferred stock ($6,125 per share)	—	—	—	—	—	(31)	—	—	(31)
Balance at December 31, 2024	11	$1,056	572,608	$6	$4,651	$33,583	$(296)	$(21,074)	$17,926

See Notes to the Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Consolidated Statements of Cash Flows
(dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows provided by operating activities
Net income	$4,535	$2,796	$4,316
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,911	6,018	2,359
Deferred income taxes	162	(671)	(452)
Depreciation and amortization	300	458	561
Amortization of deferred revenues	(425)	(468)	(365)
Gains related to loans sold	(450)	—	—
Net losses on investments and other assets	65	50	261
Other, net	82	110	125
Changes in assets and liabilities:
Decrease (increase) in other assets	43	(658)	(846)
(Decrease) increase in accrued expenses and other liabilities	(798)	928	1,181
Net cash provided by operating activities	8,425	8,563	7,140

Cash flows (used for) provided by investing activities
Purchases of other short-term investments	(5,370)	—	—
Maturities of available-for-sale investment securities	2,217	1,831	2,084
Purchases of available-for-sale investment securities	(3,106)	(2,996)	(7,682)
Maturities of held-to-maturity investment securities	16	16	32
Purchases of held-to-maturity investment securities	(35)	(49)	(50)
Proceeds from the sale of loans originated for investment	10,679	—	—
Net change in principal on loans originated for investment	(7,893)	(19,934)	(19,961)
Proceeds from the sale of available for sale securities	8	—	—
Proceeds from the sale of other investments	25	44	336
Purchases of other investments	(83)	(100)	(169)
Proceeds from sale of premises and equipment	59	—	9
Purchases of premises and equipment	(268)	(303)	(236)
Net cash used for investing activities	(3,751)	(21,491)	(25,637)

Cash flows (used for) provided by financing activities
Net change in short-term borrowings	(750)	750	(1,750)
Net change in deposits	(1,995)	17,250	19,208
Proceeds from issuance of securitized debt	750	2,230	5,620
Maturities, repayments and transfers of securitized debt	(3,290)	(1,494)	(4,395)
Proceeds from issuance of other long-term borrowings	—	2,041	1,265
Maturities and repayments of other long-term borrowings	(1,777)	(2,340)	(834)
Proceeds from issuance of common stock	13	12	10
Dividends paid on common and preferred stock	(771)	(752)	(703)
Purchases of treasury stock	(83)	(1,938)	(2,359)
Net cash (used for) provided by financing activities	(7,903)	15,759	16,062
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,229)	2,831	(2,435)
Cash, cash equivalents and restricted cash, at the beginning of the period	11,728	8,897	11,332
Cash, cash equivalents and restricted cash, at the end of the period	$8,499	$11,728	$8,897

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$8,474	$11,685	$8,856
Restricted cash	25	43	41
Cash, cash equivalents and restricted cash, at the end of the period	$8,499	$11,728	$8,897

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$5,690	$4,508	$1,666
Income taxes, net of income tax refunds	$1,180	$1,605	$1,865

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
Sale of The Private Student Loan Portfolio
The sale of the private student loan portfolio was completed during the fourth quarter of 2024. As a result, the Company recognized a gain of approximately $450 million recorded in other income on the consolidated statements of income for the year ended December 31, 2024. As part of the sale transaction, the Company sold its beneficial interest in its remaining private student loan securitization trust, which resulted in the derecognition of loan receivables held by the trust and debt issued by the trust. For more information, see Discover's Current Report on Form 8-K furnished to the Securities and Exchange Commission (the "SEC") on July 17, 2024.
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
It is also the Company’s policy to consolidate any VIEs for which the Company is the primary beneficiary, as defined by GAAP. On this basis, the Company consolidates the Discover Card Master Trust I (“DCMT”) and the Discover Card Execution Note Trust (“DCENT”) and consolidated the student loan securitization trust prior to the sale of the private student loan portfolio, which was completed during the fourth quarter of 2024. The Company is deemed to be the primary beneficiary of each of these trusts since it is, for each, the trust Servicer and the holder of both the residual interest and the majority of the most subordinated interests. Because of those involvements, the Company has, for each trust, (i) the power to direct the activities that most significantly impact the economic performance of the trust and (ii) the obligation (or right) to absorb losses (or receive benefits) of the trust that could potentially be significant. The Company has determined that it was not the primary beneficiary of any other VIE during the years ended December 31, 2024, 2023 and 2022.
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
Recently Adopted Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU required disclosure of additional segment level information, particularly regarding significant segment expenses. The Company has disclosed significant expense categories and amounts that are regularly provided to the chief operating decision maker ("CODM") and included in the reported segment measure of profit or loss. As appropriate, other segment items have also been reported, which are those items that make up the difference between segment revenues less significant segment expenses and reported segment profit or loss. Additionally, the Company has disclosed the title and position of the CODM and how the CODM uses the reported measures of segment profit or loss for assessing the performance of and allocating resources to the Company’s operating segments. The guidance was effective for the Company for the year ending December 31, 2024, and interim periods thereafter and has been applied retrospectively. While the ASU implemented further segment disclosure requirements, it did not change how the Company identifies its operating or reportable segments, and it had no impact on the Company’s consolidated financial condition, results of operations or cash flows.
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
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents is defined by the Company as cash on deposit with banks, including time deposits and other highly liquid investments with maturities of 90 days or less when purchased, excluding amounts restricted by certain contractual or other obligations. Cash and cash equivalents included $919 million and $2.0 billion of cash and due from banks and $7.6 billion and $9.7 billion of interest-earning deposits at other banks at December 31, 2024 and 2023, respectively.
Restricted Cash
Restricted cash includes cash in accounts from which the Company’s ability to withdraw funds at any time is contractually limited. Restricted cash is generally designated for specific purposes arising out of certain contractual or other obligations.
Investments
Other Short-Term Investments
At December 31, 2024, other short-term investments primarily consisted of U.S. Treasury bills with contractual maturities greater than 90 days but less than one year at the time of acquisition. These investments are reported at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”) included in stockholders’ equity.
Investments Securities
At December 31, 2024, investment securities consisted of debt obligations of the U.S. Treasury, mortgage-backed securities issued by government agencies, and municipal bonds issued by state agencies. Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity (“HTM”) and are reported at amortized cost. All other investment securities are classified as available-for-sale (“AFS”), as the Company does not hold investment securities for trading purposes. AFS investment securities are reported at fair value with unrealized gains and losses, net of tax, reported as a component of AOCI included in stockholders’ equity. The Company estimates the fair value of AFS investment securities as more fully discussed in Note 20: Fair Value Measurements. The amortized cost for each HTM and AFS investment security is adjusted for amortization of premiums or accretion of discounts, as appropriate. Such amortization or accretion is included in interest income. Interest on investment securities is accrued each month in accordance with their contractual terms and recorded in other assets in the consolidated statements of financial condition. The obligations of the U.S. Treasury and government-sponsored enterprises of the U.S. (“U.S. GSEs”) and mortgage-backed securities issued by government agencies or U.S. GSEs in which the Company invests have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments. HTM investments in debt securities occur only with respect to Discover Bank’s activities pursuant to the Community Reinvestment Act.
Tax Credit Investments
At December 31, 2024, tax credit investments consisted of membership interests in limited liability companies invested in affordable housing projects and community revitalization projects. The Company earns a return from these investments primarily through tax credits allocated to the underlying projects. The Company does not consolidate these investments as the Company does not have a controlling financial interest in the investee entities. The related commitments for future investments are recorded in accrued expenses and other liabilities within the consolidated statements of financial condition for delayed equity contributions that are unconditional and legally binding. Equity contributions that are contingent upon a future event are recognized when that contingent event becomes probable.
The Company has elected to account for its qualifying investments which generate affordable housing tax credits and new markets tax credits under the proportional amortization method beginning January 1, 2024, on a modified retrospective basis. As of December 31, 2024, all of the Company's tax credit investments qualified for this election. Prior to 2024, these investments were accounted for using the equity method. Under the proportional amortization method, the cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received, the net effect of which is recognized as a component of income tax expense on the condensed consolidated statements of income and within cash flows provided by operating activities on the condensed consolidated statements of cash flows.
Loan Receivables
Loan receivables consist of credit card receivables and other loan receivables. The carrying values of all classes of loan receivables include unamortized net deferred loan origination fees and costs (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). The credit card loan receivables carrying amount includes the principal amounts outstanding and uncollected billed interest and fees and is reduced for unearned revenue related to balance transfer fees (also see “— Significant Revenue Recognition Accounting Policies — Loan Interest and Fee Income”). Other loans consist of private student loans (prior to its sale), personal loans, home loans and other loans and the carrying amount of those loans includes principal amounts outstanding. The Company’s loan receivables are deemed to be held-for-investment at origination or acquisition because management has the intent and ability to hold them for the foreseeable future. Cash flows associated with loans originated or acquired for investment are classified as cash flows from investing activities, regardless of a subsequent change in intent.
Delinquent Loans and Net Charge-Offs
The entire balance of an account is contractually past due if the minimum payment is not received by the specified date on the customer’s billing statement. Delinquency is reported on loans that are 30 days or more past due.
Credit card loans are charged off at the end of the month during which an account becomes 180 days past due. Closed-end unsecured consumer loan receivables are charged off at the end of the month during which an account becomes 120 days contractually past due. Home loans are written down to fair value, less cost to sell, once the loan becomes 180 days past due. Customer bankruptcies and probate accounts are charged off by the end of the month 60 days following the receipt of notification of the bankruptcy or death, but not later than the 180-day or 120-day time frame described above. Receivables associated with alleged or potential fraudulent transactions are reserved for at their net realizable value upon receipt of notification of such fraud through a charge to other expense and are subsequently written off at the end of the month 90 days following notification, but not later than the contractual 180-day or 120-day time frame described above. The Company’s charge-off policies are designed to comply with guidelines established by the Federal Financial Institutions Examination Council (“FFIEC”).
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
For personal loans, the Company follows the same probability of default, exposure at default and recoveries framework as credit card loans. Personal loans have a stated life, therefore exposure at default is directly measurable with no adjustment needed.
For home loans, the Company uses vintage-based models that estimate expected credit losses over the life of the loan, net of recovery estimates, impacted mainly by time elapsed since origination, credit quality of origination vintages and macroeconomic forecasts.
The components described above for credit card, personal and home loans are developed utilizing historical data and applicable macroeconomic variable inputs based on statistical analysis and customer behavioral relationships with credit performance. Expected recoveries from loans charged off as of the balance sheet date are modeled separately and included in the allowance estimate. The Company leverages these models and recent macroeconomic forecasts for the portion of the estimate associated with the reasonable and supportable forecast period. To estimate expected credit losses for the remainder of the life of the credit card and personal loans, the Company reverts to historical experience of credit card and personal loans with characteristics similar to those as of the balance sheet date and observed over various phases of a credit cycle. To estimate expected credit losses for the remainder of the life of home loans, the Company generally reverts to use of industry and internal loan performance data over an appropriate historical period.
The considerations in these models include past and current loan performance, loan growth and seasoning, risk management practices, account collection strategies, economic conditions, bankruptcy filings, policy changes and forecasting uncertainties. Consideration of past and current loan performance includes the post-modification performance of loans to borrowers experiencing financial difficulty. For the credit card and personal loan portfolios, the Company estimates its credit losses on a loan-level basis, which includes loans that are delinquent and/or no longer accruing interest and/or loans that have been restructured. For home loans, the Company estimates its credit losses on a pooled basis. For all loan types, recoveries are estimated at a pooled level based on estimates of future cash flows derived using historical experience.
Accrued interest receivable on credit card loans is included in the estimate of expected credit losses once billed to the customer (i.e., once the interest becomes part of the loan balance). An allowance for credit losses is not recorded for unbilled credit card interest or accrued interest receivable on other loan classes as the impact to the allowance for credit losses is not material.
No liability for expected credit losses is required for unused lines of credit on the Company’s credit card loans because they are unconditionally cancellable. As of December 31, 2024, none of the Company's other lending products feature unfunded commitments.
As part of certain collection strategies, the Company may modify the terms of loans to customers experiencing financial hardship. Modifications on credit card, personal and home loans are generally subject to disclosure as loan modifications to borrowers experiencing financial difficulty.
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

Goodwill
Goodwill is recorded as part of the Company’s acquisitions of businesses when the purchase price exceeds the fair value of the net tangible and separately identifiable intangible assets acquired. The Company’s goodwill is not amortized, but rather is subject to an impairment test at the reporting unit level annually as of October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reported goodwill relates to PULSE, which it acquired in 2005. The Company’s goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No impairment was identified during the impairment test conducted as of October 1, 2024.
Other Real Estate Owned
Other real estate owned represents real estate received in full or partial satisfaction of a loan. Amounts are recorded at fair value, less costs to sell, generally based on property appraisals and classified in other assets on the consolidated statements of financial condition.
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
Advertising Costs
The Company expenses television and radio advertising costs in the period in which the advertising is first aired and all other advertising costs as incurred. Advertising costs are recorded in marketing and business development and were $329 million, $359 million and $307 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company recognizes fees (except balance transfer fees and certain product fees) on loan receivables in interest income or loan fee income as the fees are assessed. Balance transfer fees and certain product fees are recognized in interest income or loan fee income ratably over the periods to which they relate. Balance transfer fees are accreted to interest income over the estimated life of the related balance. As of December 31, 2024 and 2023, deferred revenues related to balance transfer fees, recorded as a reduction of loan receivables, were $83 million and $107 million, respectively. Loan fee income primarily consists of fees on credit card loans and includes late, cash advance, returned check and other miscellaneous fees and is reflected net of waivers and charge-offs.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one year period and recorded in interest income from credit card loans. Direct loan origination costs on other loan receivables are deferred and amortized over the life of the loan using the interest method and are recorded in interest income from other loans. As of December 31, 2024 and 2023, the remaining unamortized deferred costs related to loan origination were $242 million and $306 million, respectively, and were recorded in loan receivables.
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
Customer Rewards
The Company offers its customers various reward programs, including the Cashback Bonus reward program, pursuant to which the Company pays certain customers a reward equal to a percentage of their credit card purchase amounts based on the type and volume of the customer’s purchases. The liability for customer rewards is recorded on an individual customer basis and is accumulated as qualified customers earn rewards through their ongoing credit card purchase activity or other defined actions. The Company recognizes customer rewards costs as a reduction of the related revenue, if any. In instances where a reward is not associated with a revenue-generating transaction, such as when a reward is given for opening an account, the reward cost is recorded as an operating expense. For the years ended December 31, 2024, 2023 and 2022, rewards costs amounted to $3.0 billion, $3.1 billion and $3.0 billion, respectively. The liability for customer rewards was $2.1 billion and $2.2 billion at December 31, 2024 and 2023, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
Incentive Payments
The Company makes certain incentive payments under contractual arrangements with financial institutions, Diners Club licensees, merchants, acquirers and certain other customers. These payments are generally classified as contra-revenue unless a distinct good or service is received by the Company in exchange for the payment and the fair value of the good or service can be reasonably estimated. If no such good or service is identified, then the entire payment is classified as contra-revenue and included in the consolidated statements of income in the line item where the related revenues are recorded. If the payment gives rise to an asset because it is expected to directly or indirectly contribute to future net cash inflows, it is deferred and recognized over the expected benefit period. The unamortized portion of the deferred incentive payments included in other assets on the consolidated statements of financial condition was $28 million and $27 million at December 31, 2024 and 2023, respectively.
3.    Investments
The Company’s other short-term investments and investment securities consist of the following (dollars in millions):

	December 31,
	2024	2023
U.S. Treasury bills(1)	$5,423	$—
Total other short-term investments	$5,423	$—

U.S. Treasury(2) and U.S. GSE(3) securities	$13,988	$12,937
Residential mortgage-backed securities - Agency(4)	642	718
Total investment securities	$14,630	$13,655

(1)Includes U.S. Treasury bills with maturity dates greater than 90 days but less than one year at the time of acquisition.
(2)Includes $364 million and $320 million of U.S. Treasury securities pledged as swap collateral as of December 31, 2024 and 2023, respectively.
(3)Consists of securities issued by the Federal Home Loan Bank (“FHLB”) as of December 31, 2023.
(4)Primarily consists of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2024
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$14,087	$9	$(108)	$13,988
Residential mortgage-backed securities - Agency	388	—	(17)	371
Total available-for-sale investment securities	$14,475	$9	$(125)	$14,359
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$271	$—	$(24)	$247
Total held-to-maturity investment securities	$271	$—	$(24)	$247

At December 31, 2023
Available-for-Sale Investment Securities(1)
U.S. Treasury and U.S. GSE securities	$12,971	$52	$(86)	$12,937
Residential mortgage-backed securities - Agency	480	—	(15)	465
Total available-for-sale investment securities	$13,451	$52	$(101)	$13,402
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$253	$—	$(19)	$234
Total held-to-maturity investment securities	$253	$—	$(19)	$234

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities (“RMBS”) that were classified as held-to-maturity as they were entered into as a part of the Company’s community reinvestment initiatives.
The Company primarily invests in U.S. Treasury obligations and securities issued by a U.S. government agency (“Agency”) or U.S. GSEs, which have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. federal government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments. In addition, the Company does not have the intent to sell any available-for-sale securities in an unrealized loss position and does not believe it is more likely than not that it will be required to sell any such security before recovery of its amortized cost basis.
The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

		Less than 12 months		More than 12 months
	Number of Securities in a Loss Position	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2024
Available-for-Sale Investment Securities
U.S. Treasury securities	177	$9,492	$(91)	$1,963	$(17)
Residential mortgage-backed securities - Agency	30	$—	$—	$371	$(17)

At December 31, 2023
Available-for-Sale Investment Securities
U.S. Treasury and U.S. GSE securities	105	$3,513	$(13)	$3,978	$(73)
Residential mortgage-backed securities - Agency	31	$—	$—	$465	$(15)

During the year ended December 31, 2024, the Company had $8 million in proceeds from the sales of available-for-sale securities. During the years ended December 31, 2023 and 2022, the Company had no sales of available-for-sale securities. See Note 13: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the years ended December 31, 2024, 2023 and 2022.
Maturities and weighted-average yields of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At December 31, 2024	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury securities	$2,290	$11,797	$—	$—	$14,087
Residential mortgage-backed securities - Agency(1)	—	44	100	244	388
Total available-for-sale investment securities	$2,290	$11,841	$100	$244	$14,475
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$271	$271
Total held-to-maturity investment securities	$—	$—	$—	$271	$271

Available-for-Sale Investment Securities — Fair Values
U.S. Treasury securities	$2,282	$11,706	$—	$—	$13,988
Residential mortgage-backed securities - Agency(1)	—	43	96	232	371
Total available-for-sale investment securities	$2,282	$11,749	$96	$232	$14,359
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$247	$247
Total held-to-maturity investment securities	$—	$—	$—	$247	$247

Available-for-Sale Investment Securities — Weighted-Average Yields(2)
U.S. Treasury securities	3.43%	4.00%	—%	—%	3.91%
Residential mortgage-backed securities - Agency(1)	—%	2.11%	3.25%	3.63%	3.36%
Total available-for-sale investment securities	3.43%	3.99%	3.25%	3.63%	3.89%
Held-to-Maturity Investment Securities — Weighted-Average Yields
Residential mortgage-backed securities - Agency(1)	—%	—%	—%	3.73%	3.73%
Total held-to-maturity investment securities	—%	—%	—%	3.73%	3.73%

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
(2)The weighted-average yield for available-for-sale investment securities is calculated based on the amortized cost.
Taxable interest on investment securities was $521 million, $449 million and $179 million for the years ended December 31, 2024, 2023 and 2022, respectively. U.S. federal income tax-exempt interest on investment securities for the year ended December 31, 2024 was immaterial. There was no U.S. federal income tax-exempt interest on investment securities for the years ended December 31, 2023 and 2022.
Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are recorded within other assets on the Company’s consolidated statements of financial condition. As of December 31, 2024 and 2023, the Company had outstanding investments in these entities of $538 million and $514 million, respectively, and related liabilities for delayed equity contributions of $223 million and $187 million, respectively. For the year ended December 31, 2024, the Company recognized $62 million of amortization of the investments in income tax expense. During the year ended December 31, 2024, the Company recognized $71 million of income tax credits and other income tax benefits recorded in income tax expense. Non-income tax benefits comprised only immaterial cash distributions from these investments during the year ended December 31, 2024.

The Company holds non-controlling equity positions in several payment services entities and third-party venture capital funds, which invest in such entities. Most of the direct investments in such entities are not subject to equity method accounting because the Company does not have significant influence over the investee. The Company’s investments in third-party venture capital funds represent limited partnership interests and are accounted for under the equity method. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, these investments are carried at cost minus impairment, if any. As of December 31, 2024 and 2023, the carrying value of these investments, which are recorded within other assets on the Company’s consolidated statements of financial condition, was $38 million and $35 million, respectively.
4.    Loan Receivables
The Company has two loan portfolio segments: credit card loans and other loans.
The Company’s classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	December 31,
	2024	2023
Credit card loans(1)(2)	$102,786	$102,259
Other loans(3)
Private student loans(4)	—	10,352
Personal loans	10,314	9,852
Home loans	7,963	5,890
Other loans	55	56
Total other loans	18,332	26,150
Total loan receivables	121,118	128,409
Allowance for credit losses	(8,323)	(9,283)
Net loan receivables	$112,795	$119,126

(1)Amounts include carrying values of $10.8 billion and $14.8 billion underlying investors’ interest in trust debt at December 31, 2024 and 2023, respectively, and $18.6 billion and $15.6 billion in seller’s interest at December 31, 2024 and 2023, respectively. See Note 5: Credit Card Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $785 million and $753 million at December 31, 2024 and 2023, respectively.
(3)Accrued interest receivable on personal and home loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $77 million and $30 million, respectively, at December 31, 2024. Accrued interest receivable on private student, personal and home loans, which is presented as part of other assets in the Company’s consolidated statements of financial condition, was $522 million, $69 million and $21 million, respectively, at December 31, 2023.
(4)At December 31, 2023, there were $6.3 billion of private student loans in repayment.
Credit Quality Indicators
As part of credit risk management activities, on an ongoing basis, the Company reviews information related to the performance of a customer's account with the Company and information from credit bureaus, such as FICO or other credit scores, relating to the customer's broader credit performance. The Company actively monitors key credit quality indicators, including FICO scores and delinquency status, for credit card, personal and home loans. These indicators are important to understand the overall credit performance of the Company's customers and their ability to repay.
FICO scores are generally obtained at the origination of the account and are refreshed monthly or quarterly thereafter to assist in predicting customer behavior. Historically, the Company has noted that accounts with FICO scores below 660 have larger delinquencies and credit losses than those with higher credit scores.

The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, personal and home loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	December 31,
	2024				2023
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans	$82,422	80%	$20,364	20%	$82,238	80%	$20,021	20%
Personal loans by origination year
2024	$4,712	99%	$66	1%
2023	3,042	94%	203	6%	$5,149	98%	$100	2%
2022	1,355	90%	157	10%	2,604	93%	187	7%
2021	478	89%	60	11%	1,049	92%	91	8%
2020	136	90%	15	10%	355	92%	29	8%
Prior	74	82%	16	18%	247	86%	41	14%
Total personal loans	$9,797	95%	$517	5%	$9,404	95%	$448	5%
Home loans by origination year
2024	$2,853	100%	$13	—%
2023	2,293	97%	77	3%	$2,614	97%	$86	3%
2022	1,442	97%	48	3%	1,668	97%	56	3%
2021	653	97%	19	3%	765	97%	22	3%
2020	305	97%	11	3%	359	97%	12	3%
Prior	240	96%	9	4%	294	95%	14	5%
Total home loans	$7,786	98%	$177	2%	$5,700	97%	$190	3%

Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.

The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company’s loan portfolio is shown below for credit card, personal and home loan receivables (dollars in millions):

	December 31,
	2024			2023
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$1,964	$1,980	$3,944	$2,038	$1,917	$3,955
Personal loans by origination year
2024	$21	$7	$28
2023	51	21	72	$26	$8	$34
2022	34	15	49	44	16	60
2021	11	6	17	20	8	28
2020	3	1	4	7	2	9
Prior	3	1	4	7	5	12
Total personal loans	$123	$51	$174	$104	$39	$143
Home loans by origination year
2024	$4	$1	$5
2023	17	9	26	$5	$1	$6
2022	20	14	34	12	5	17
2021	9	8	17	7	5	12
2020	4	4	8	3	3	6
Prior	4	4	8	5	5	10
Total home loans	$58	$40	$98	$32	$19	$51

Allowance for Credit Losses
The following tables provide changes in the Company’s allowance for credit losses (dollars in millions):

	For the Year Ended December 31, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Home Loans	Total Loans
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283
Additions
Provision for credit losses(1)	5,178	(770)	476	67	4,951
Deductions
Charge-offs	(6,522)	(100)	(484)	(12)	(7,118)
Recoveries	1,128	12	66	1	1,207
Net charge-offs	(5,394)	(88)	(418)	(11)	(5,911)
Balance at December 31, 2024	$7,403	$—	$780	$140	$8,323

	For the Year Ended December 31, 2023
	Credit Card Loans	Private Student Loans	Personal Loans	Home Loans	Total Loans
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374
Cumulative effect of ASU No. 2022-02 adoption(2)	(66)	—	(2)	—	(68)
Balance at January 1, 2023	5,817	839	593	57	7,306
Additions
Provision for credit losses(1)	5,476	152	363	28	6,019
Deductions
Charge-offs	(4,481)	(155)	(290)	(1)	(4,927)
Recoveries	807	22	56	—	885
Net charge-offs	(3,674)	(133)	(234)	(1)	(4,042)
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283

	For the Year Ended December 31, 2022
	Credit Card Loans	Private Student Loans	Personal Loans	Home Loans	Total Loans
Balance at December 31, 2021	$5,273	$843	$662	$44	$6,822
Additions
Provision for credit losses(1)	2,233	99	24	13	2,369
Deductions
Charge-offs	(2,417)	(126)	(159)	—	(2,702)
Recoveries	794	23	68	—	885
Net charge-offs	(1,623)	(103)	(91)	—	(1,817)
Balance at December 31, 2022	$5,883	$839	$595	$57	$7,374

(1)Excludes a $40 million, $1 million and $10 million adjustment to the liability for expected credit losses on unfunded commitments for the years ended December 31, 2024, 2023 and 2022, respectively, as the liability is recorded in accrued expenses and other liabilities in the Company’s consolidated statements of financial condition. With the sale of the private student loan portfolio in 2024, a liability for expected credit losses on unfunded commitments is no longer recorded.
(2)Represents the adjustment to the allowance for credit losses as a result of the adoption of ASU No. 2022-02 on January 1, 2023, which eliminated the requirement to apply discounted cash flow measurements for certain troubled debt restructurings.

The allowance for credit losses was approximately $8.3 billion at December 31, 2024, which reflects a $1.0 billion release from the amount of the allowance for credit losses at December 31, 2023. The release in the allowance for credit losses between December 31, 2024 and December 31, 2023, was primarily driven by the reversal of the private student loans’ allowance due to the sale of the student loan portfolio.

The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at December 31, 2024, the Company used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2025 at 4.56% and, within the Company’s reasonable and supportable period, peaking at 4.7% in the third quarter of 2025 and (ii) 1.8% growth rate in real gross domestic product in 2025.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions including those relating to consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve acted to reduce the federal funds target range by 100 basis points since September 2024 citing improvement in inflation outlook and shifting focus to ensuring robust economic growth. While Federal Reserve officials believe recent trends in inflation and employment continue to be supportive of a less restrictive monetary policy in the longer-term, near-term outlook is less certain as inflation persists at higher than targeted levels while economic output and labor market data remains strong. The timing and magnitude of rate decreases throughout 2025 will be dependent on closely monitored trends in economic data, particularly inflation and labor market conditions, and monetary policy is expected to remain restrictive. As easing of monetary policy typically precedes weaker consumer credit conditions caused by rising unemployment and slowing economic growth, the Company sees a pause in reducing interest rates as a sign of observed economic resilience. While credit performance in the Company's lending portfolios has evolved in line with its expectations, the Company assessed the prospects for various macroeconomic outcomes in setting its allowance for credit losses.
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
The net charge-offs for credit card loans, personal and home loans increased for the year ended December 31, 2024, when compared to the year ended December 31, 2023, primarily due to portfolio seasoning.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):(1)

	For the Years Ended December 31,
	2024	2023	2022
Interest and fees accrued subsequently charged off, net of recoveries (recorded as a reduction of interest income)	$1,105	$681	$303
Fees accrued subsequently charged off, net of recoveries (recorded as a reduction to other income)	$256	$192	$100

(1)Amounts presented in this table include charge-offs related to private student loans through June 30, 2024, the date those loans were transferred to held-for-sale classification.

Gross principal charge-offs of the Company's loan portfolio are presented in the table below, on a year-to-date basis, for credit card, personal and home loan receivables (dollars in millions):

	For the Twelve Months Ended December 31, 2024	For the Twelve Months Ended December 31, 2023
Credit card loans	$6,522	$4,481
Personal loans by origination year
2024	$22
2023	183	$19
2022	170	119
2021	69	81
2020	22	33
Prior	18	38
Total personal loans	$484	$290
Home loans by origination year
2024	$—
2023	3	$—
2022	6	—
2021	2	1
2020	—	—
Prior	1	—
Total home loans	$12	$1

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company’s loan portfolio is shown below for each class of loan receivables (dollars in millions):(1)

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
December 31, 2024
Credit card loans	$1,964	$1,980	$3,944	$1,940	$194
Other loans
Personal loans	123	51	174	50	11
Home loans	58	40	98	9	94
Total other loans	181	91	272	59	105
Total loan receivables	$2,145	$2,071	$4,216	$1,999	$299

December 31, 2023
Credit card loans	$2,038	$1,917	$3,955	$1,881	$197
Other loans
Personal loans	104	39	143	37	11
Home loans	32	19	51	3	53
Other loans	7	—	7	—	—
Total other loans	143	58	201	40	64
Total loan receivables	$2,181	$1,975	$4,156	$1,921	$261

(1)The payment status of both modified and unmodified loans is included in this table.
(2)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $35 million, $37 million and $23 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers’ current balances and most recent interest rates.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company has internal loan modification programs that provide relief to credit card, personal and home loan borrowers who are experiencing financial hardship. The internal loan modification programs include both temporary and permanent programs, which vary by product. External loan modification programs, through third party consumer credit counseling agencies, are also available for credit card and personal loans. Those programs feature interest rate reductions, payment delays, term extensions, or a combination thereof.
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
For home loan customers experiencing financial difficulties, the Company offers relief in the form of interest rate reductions and term extensions. Detailed quantitative disclosures about home loan modifications have been omitted because the amounts are immaterial in the periods presented.

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

The following table provides the period-end amortized cost basis, by modification category, of loans to borrowers experiencing financial difficulty that entered a modification program during the period (dollars in millions). Some of the loans presented in the table below may no longer be enrolled in a program at period-end:

	For the Twelve Months Ended December 31,
	2024	2023
Credit card loans(1)(2)
Interest rate reduction	$3,425	$2,330
Total credit card loans(3)	$3,425	$2,330
% of total class of financing receivables	3.33%	2.28%

Personal loans(1)
Payment delay(4)	$13	$10
Term extension(5)	41	29
Interest rate reduction and payment delay(4)	91	65
Interest rate reduction and term extension(5)	45	29
Total personal loans(3)	$190	$133
% of total class of financing receivables	1.84%	1.35%

(1)    Accrued interest receivable (including unbilled accrued interest receivable for credit card loans) on modified loans to borrowers experiencing financial difficulty, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was immaterial at December 31, 2024 and 2023.
(2)    Accounts that entered a credit card loan modification program include $616 million and $408 million that were converted from revolving line-of-credit arrangements to term loans during the years ended December 31, 2024 and 2023.
(3)    For settlements, the amortized cost basis is zero at period-end and therefore there is no amount reported for principal forgiveness in the table above. See financial effects table below for principal forgiveness to borrowers experiencing financial difficulty.
(4)    The Company defines a payment delay as a temporary reduction in payments below the original contractually required payment amounts (e.g., interest-only payments). The Company's credit card loan modification programs do not result in an other than insignificant delay in payment.
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

The following table provides information on the financial effects of loan modifications to borrowers experiencing financial difficulty, by modification type, made during the period (dollars in millions):

	For the Twelve Months Ended December 31,
	2024	2023
Credit card loans
Weighted-average interest rate reduction	14.33%	13.85%
Principal forgiven	$229	$121
Interest and fees forgiven(1)	$219	$117

Personal loans
Weighted-average interest rate reduction	13.61%	12.28%
Weighted-average term extension (in months)	48	39
Payment delay duration (in months)(2)	6 to 12	6 to 12

(1)    Represents the amount of interest and fees forgiven resulting from accounts entering into a credit card loan modification program and pre-charge off settlements. Interest and fees forgiven are reversed against the respective line items in the consolidated statements of income.
(2) During 2024, for personal loan payment delays, the Company limits this assistance to a life of loan maximum of 12 months.
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

The following table presents the payment status and period-end amortized cost basis, by class of loan receivable, of loans that were modified on or after January 1, 2023 to borrowers experiencing financial difficulty during the 12 months preceding each of the periods presented (dollars in millions):(1)

	Current	30-89 Days Delinquent	90 or More Days Delinquent
At December 31, 2024
Credit card loans	$2,885	$297	$244
Personal loans	156	29	6
Total	$3,041	$326	$250

At December 31, 2023
Credit card loans	$1,882	$252	$196
Personal loans	109	20	4
Total	$1,991	$272	$200

(1)    This table includes any loan that entered a modification program during the preceding 12 months without regard to whether it remained in a modification program as of the reporting date.
The following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified on or after January 1, 2023 through the end of the reporting period to borrowers experiencing financial difficulty during the 12 months preceding default (dollars in millions):

	For the Twelve Months Ended December 31, 2024		For the Twelve Months Ended December 31, 2023
	Defaulted Amount(1)	Period-end Amortized Cost Basis	Defaulted Amount(1)	Period-end Amortized Cost Basis
Credit card loans
Interest rate reduction	$906	$447	$383	$210
Total credit card loans	$906	$447	$383	$210

Personal loans
Payment delay	$4	$2	$2	$1
Term extension	9	3	4	2
Interest rate reduction and payment delay	32	7	10	2
Interest rate reduction and term extension	21	8	7	3
Total personal loans	$66	$20	$23	$8

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

Geographical Distribution of Loans
The Company originated credit card loans throughout the U.S. The geographic distribution of the Company’s credit card loan receivables was as follows (dollars in millions):

	December 31,
	2024		2023
	$	%	$	%
Texas	$9,195	8.9%	$9,150	8.9%
California	9,065	8.8	9,078	8.9
Florida	7,636	7.4	7,496	7.3
New York	6,496	6.3	6,538	6.4
Illinois	5,017	4.9	5,012	4.9
Pennsylvania	4,988	4.9	4,985	4.9
Ohio	4,180	4.1	4,188	4.1
New Jersey	3,511	3.4	3,499	3.4
Georgia	3,343	3.3	3,294	3.2
Michigan	2,808	2.7	2,821	2.8
Other	46,547	45.3	46,198	45.2
Total credit card loans	$102,786	100.0%	$102,259	100.0%

The Company originated personal, home and other loans throughout the U.S. The geographic distribution of personal, home and other loan receivables was as follows (dollars in millions):(1)

	December 31,
	2024		2023
	$	%	$	%
California	$2,024	11.0%	$2,449	9.4%
Texas	1,658	9.0	1,987	7.6
Florida	1,428	7.8	1,607	6.1
New York	1,043	5.7	2,074	7.9
Illinois	771	4.2	1,405	5.4
Georgia	765	4.2	851	3.3
New Jersey	746	4.1	1,285	4.9
Pennsylvania	683	3.7	1,567	6.0
Ohio	586	3.2	975	3.7
Virginia	570	3.1	778	3.0
Other	8,058	44.0	11,172	42.7
Total other loans	$18,332	100.0%	$26,150	100.0%

(1)The U.S. geographic distribution as of December 31, 2023, includes the balances of private student loans prior to their sale in 2024.

5.    Credit Card Loan Securitization Activities
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
The carrying values of these restricted assets, which are presented on the Company’s consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	December 31,
	2024	2023
Restricted cash	$25	$36

Investors’ interests held by third-party investors	8,500	11,725
Investors’ interests held by wholly-owned subsidiaries of Discover Bank	2,260	3,117
Seller’s interest	18,634	15,598
Loan receivables(1)	29,394	30,440
Allowance for credit losses allocated to securitized loan receivables(1)	(1,294)	(1,347)
Net loan receivables	28,100	29,093
Other assets	1	2
Carrying value of assets of consolidated variable interest entities	$28,126	$29,131

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company’s statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of December 31, 2024, no economic or other early amortization events have occurred.

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
6.    Premises and Equipment
A summary of premises and equipment, net is as follows (dollars in millions):

	December 31,
	2024	2023
Land	$29	$37
Buildings and improvements	520	605
Furniture, fixtures and equipment	780	1,155
Software	1,217	1,305
Premises and equipment	2,546	3,102
Less: accumulated depreciation	(970)	(1,409)
Less: accumulated amortization of software	(504)	(602)
Premises and equipment, net	$1,072	$1,091

Depreciation expense was $71 million, $74 million and $80 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense on capitalized software was $173 million, $113 million and $114 million for the years ended December 31, 2024, 2023 and 2022, respectively.
7.    Goodwill
As of December 31, 2024 and 2023, the Company had goodwill of $255 million related to PULSE, which is part of the Payment Services segment. The Company conducted its annual goodwill impairment test as of October 1, 2024 and 2023 and no impairments were identified.
8.    Deposits
The Company obtains deposits from consumers directly (“direct-to-consumer deposits”) and through third-party securities brokerage firms that offer the Company’s deposits to their customers (“brokered deposits”). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. Brokered deposit products include certificates of deposit and sweep accounts.
Customer deposits held with Discover Bank are currently insured for up to $250,000 per account holder through the Federal Deposit Insurance Corporation (“FDIC”). Uninsured deposits are the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. At December 31, 2024 and 2023, Discover Bank had approximately $9.3 billion and $7.0 billion of uninsured deposits, respectively, a portion of which comprise intercompany deposits. The amounts of uninsured deposits above were estimated based on the same methodologies and assumptions used for Discover Bank’s regulatory reporting at each respective balance sheet date.

The following table summarizes certificates of deposit in uninsured accounts and accounts that are in excess of the FDIC insurance limit by time remaining until maturity (dollars in millions):

At December 31, 2024
Three months or less	$276
Over three months through six months	315
Over six months through twelve months	281
Over twelve months	260
Total	$1,132

The following table summarizes certificates of deposit maturing over each of the next five years and thereafter (dollars in millions):

At December 31, 2024
2025	$28,448
2026	5,515
2027	4,542
2028	2,202
2029	439
Thereafter	804
Total	$41,950

9.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company’s long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	December 31,
	2024				2023
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2025-2026	1.03% - 5.03%	3.55%	$8,475	$10,003
Floating-rate asset-backed securities	2024	0.00%	—%	—	925
Total Discover Card Master Trust I and Discover Card Execution Note Trust				8,475	10,928

Floating-rate asset-backed security(2)	2031	0.00%	—%	—	65
Total private student loan securitization trust				—	65
Total long-term borrowings - owed to securitization investors				8,475	10,993

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2025-2032	3.75% - 6.70%	4.80%	2,840	3,336
Fixed-rate retail notes	2025-2031	3.25% - 4.40%	3.82%	138	140
Fixed to floating-rate senior notes(3)	2034	7.96%	7.96%	993	993

Discover Bank
Fixed-rate senior bank notes(1)	2026-2030	2.70% - 4.65%	3.82%	2,792	3,571
Fixed-rate subordinated bank notes	2028	5.97%	5.97%	492	500
Fixed-rate Federal Home Loan Bank advances	2030	4.77% - 4.82%	4.82%	523	523
Floating-rate Federal Home Loan Bank advances(4)	2024	0.00% - 0.00%	—%	—	525
Total long-term borrowings				$16,253	$20,581

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the applicable benchmark interest rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 21: Derivatives and Hedging Activities.
(2)As part of the sale of the private student loan portfolio, the Company sold its beneficial interest in its remaining private student loan securitization trust, which resulted in the derecognition of loan receivables held by the trust and debt issued by the trust.
(3)The fixed to floating-rate senior notes include a rate reset on November 2, 2033, to a floating rate based on compounded SOFR + 3.370%.
(4)The floating-rate FHLB advances include interest rate terms based on SOFR plus a spread ranging from 16 to 26 basis points as of December 31, 2023.

The following table summarizes long-term borrowings maturing over each of the next five years and thereafter (dollars in millions):

At December 31, 2024
2025	$6,170
2026	4,905
2027	1,002
2028	1,415
2029	7
Thereafter	2,754
Total	$16,253

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of December 31, 2024, the Company had total committed borrowing capacity of $5.2 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $523 million in long-term advances. As of December 31, 2023, the Company had total committed borrowing capacity of $3.6 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $1.0 billion in long-term advances. These advances are presented as short- or long-term borrowings on the consolidated statements of financial condition based on the contractual maturity at origination.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of December 31, 2024, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. As of December 31, 2023, the total commitment of secured credit facilities through private providers was $3.5 billion, $750 million of which was outstanding as a short-term advance and presented as short-term borrowings on the consolidated statements of financial condition. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2025 and 2026. Borrowings outstanding under each facility bear interest at a margin above the Term Secured Overnight Financing Rate (“SOFR”) or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
10.    Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Discover Financial Services Omnibus Incentive Plan (“Omnibus Plan”) and the Discover Financial Services Directors’ Compensation Plan (“Directors’ Compensation Plan”).
Omnibus Plan
The Omnibus Plan, which is stockholder-approved, provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based and/or cash awards (collectively, “awards”). Currently, the Company does not have any stock options, stock appreciation rights or restricted stock outstanding. Effective May 2023, the Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (the “Prior Plan”) was replaced with the Discover Financial Services 2023 Omnibus Incentive Plan (the “Plan”). Subject to adjustments for certain transactions in the Plan, the total number of shares that may be granted is 18 million shares reduced by the number of shares granted under the Prior Plan. Shares granted under the Omnibus Plan may be the following: (i) authorized but unissued shares and (ii) treasury shares that the Company acquires in the open market, in private transactions or otherwise.
Directors’ Compensation Plan
The Directors’ Compensation Plan, which is stockholder-approved, permits the grant of RSUs to non-employee directors. Under the Directors’ Compensation Plan, the Company may issue awards of up to a total of 1 million shares of common stock to non-employee directors. Shares of stock that are issuable pursuant to the awards granted under the Directors’ Compensation Plan may be one of the following: authorized but unissued shares, treasury shares or shares that the Company acquires in the open market. Annual awards for eligible directors are calculated by dividing $170,000 by the fair market value of a share of stock on the date of grant and are subject to a restriction period whereby 100% of such units shall vest in full on the earlier of the first anniversary of the date of grant or immediately prior to the first annual meeting of shareholders following the date of grant. RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.
Stock-Based Compensation
The following table details the compensation cost, net of forfeitures (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
RSUs	$86	$69	$58
PSUs	9	5	31
Total stock-based compensation expense	$95	$74	$89

Income tax benefit	$19	$18	$16

RSUs
The following table sets forth the activity related to vested and unvested RSUs:

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
RSUs at December 31, 2023	1,944,117		$219
Granted	1,018,909
Conversions to common stock	(1,365,035)
Forfeited	(270,974)
RSUs at December 31, 2024	1,327,017	0.89	$230
Vested and convertible RSUs at December 31, 2024	107,283	0.00	$19

The following table sets forth the activity related to unvested RSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested RSUs at December 31, 20231)	1,157,694	$106.87
Granted	1,018,909	$111.69
Vested	(733,413)	$108.78
Forfeited	(270,974)	$109.17
Unvested RSUs at December 31, 2024(1)	1,172,216	$109.33

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
The following table summarizes the total intrinsic value of the RSUs converted to common stock and the total grant-date fair value of RSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2024	2023	2022
Intrinsic value of RSUs converted to common stock	$172	$68	$59
Grant-date fair value of RSUs vested	$80	$56	$41
Weighted-average grant-date fair value of RSUs granted	$111.69	$104.20	$116.50

As of December 31, 2024, there was $45 million of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be recognized over a weighted-average period of 0.84 years.
RSUs provide for accelerated vesting if there is a change in control or upon certain terminations (as defined in the Omnibus Plan or the award certificate). RSUs include the right to receive dividend equivalents in the same amount and at the same time as dividends paid to all Company common shareholders.

PSUs
The following table sets forth the activity related to vested and unvested PSUs:

	Number of Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
PSUs at December 31, 2023(1)	580,677	$108.56		$65
Granted	116,539	$—
Conversions to common stock	(364,211)	$94.26
Forfeited	(72,358)	$108.72
PSUs at December 31, 2024(1)(2)(3)(4)	260,647	$116.69	0.64	$45

(1)    All PSUs outstanding at December 31, 2024 and December 31, 2023, are unvested PSUs.
(2)    Includes 117,374 PSUs granted in 2022 that are earned based on the Company’s cumulative earnings per share (“EPS”) as measured over the three-year performance period, which ended December 31, 2024, and are subject to the requisite service period, which ended February 1, 2025.
(3)    Includes 143,273 PSUs granted in 2023 that are earned based on the Company’s cumulative EPS as measured over the three-year performance period, which ends December 31, 2025, and are subject to the requisite service period, which ends February 1, 2026.
(4)    No PSUs were granted in 2024.
Compensation cost associated with PSUs is determined based on the number of instruments granted, the fair value on the date of grant and the performance factor. The fair value is amortized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Each PSU outstanding at December 31, 2024, is a restricted stock instrument that is subject to additional conditions and constitutes a contingent and unsecured promise by the Company to pay up to 1.5 shares per unit of the Company’s common stock on the conversion date for the PSU, contingent on the number of PSUs to be issued. PSUs have a performance period of three years and a vesting period of three years. The requisite service period of an award having both performance and service conditions is the longest of the explicit, implicit and derived service periods.
The following table summarizes the total intrinsic value of the PSUs converted to common stock and the total grant-date fair value of PSUs vested (dollars in millions, except weighted-average grant-date fair value amounts):

	For the Years Ended December 31,
	2024	2023	2022
Intrinsic value of PSUs converted to common stock	$43	$47	$29
Grant-date fair value of PSUs vested	$34	$35	$17
Weighted-average grant-date fair value of PSUs granted(1)	$—	$110.70	$124.01

(1)    No PSUs were granted in 2024.
As of December 31, 2024, there was $3 million of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be recognized over a weighted-average period of 0.74 years.
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
The Company measures the funded status of the defined benefit pension plan as the difference between the fair value of plan assets and the projected benefit obligation and recognizes that amount as either an asset or liability in the consolidated statements of financial condition as appropriate. As of December 31, 2024 and 2023, the over-funded status related to the defined benefit pension plan recorded in other assets was $5 million and $14 million, respectively. Expected benefit payments from the Discover Pension Plan for each of the next five years range from $29 million and $33 million annually.
Discover 401(k) Plan
Under the Discover 401(k) Plan, eligible U.S. employees receive 401(k) matching contributions. Eligible employees also receive fixed employer contributions. The pretax expense associated with the Company contributions for the years ended December 31, 2024, 2023 and 2022 was $137 million, $128 million and $104 million, respectively.
12.    Common and Preferred Stock
Common Stock Repurchase Program
During the year ended December 31, 2024, there were no share repurchases. In accordance with the Merger Agreement with Capital One, the Company paused share repurchases through the completion of the merger.
Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at December 31, 2024 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at December 31, 2024	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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

13.    Accumulated Other Comprehensive Income
Changes in each component of AOCI were as follows (dollars in millions):

	Unrealized (Losses) Gains on Available-for-Sale Investment Securities, Net of Tax	Losses on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Year Ended December 31, 2024
Balance at December 31, 2023	$(37)	$(8)	$(180)	$(225)
Net change	(49)	(12)	(10)	(71)
Balance at December 31, 2024	$(86)	$(20)	$(190)	$(296)

For the Year Ended December 31, 2023
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)
Net change	99	6	9	114
Balance at December 31, 2023	$(37)	$(8)	$(180)	$(225)

For the Year Ended December 31, 2022
Balance at December 31, 2021	$114	$(9)	$(199)	$(94)
Net change	(250)	(5)	10	(245)
Balance at December 31, 2022	$(136)	$(14)	$(189)	$(339)

The following table presents each component of OCI before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax Benefit (Expense)	Net of Tax
For the Year Ended December 31, 2024
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(66)	$17	$(49)
Net change	$(66)	$17	$(49)
Cash Flow Hedges
Net unrealized losses arising during the period	$(152)	$37	$(115)
Amounts reclassified from AOCI	136	(33)	103
Net change	$(16)	$4	$(12)
Pension Plan
Unrealized losses arising during the period	$(13)	$3	$(10)
Net change	$(13)	$3	$(10)

For the Year Ended December 31, 2023
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$131	$(32)	$99
Net change	$131	$(32)	$99
Cash Flow Hedges
Net unrealized losses arising during the period	$(74)	$18	$(56)
Amounts reclassified from AOCI	82	(20)	62
Net change	$8	$(2)	$6
Pension Plan
Unrealized gains arising during the period	$12	$(3)	$9
Net change	$12	$(3)	$9

For the Year Ended December 31, 2022
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(331)	$81	$(250)
Net change	$(331)	$81	$(250)
Cash Flow Hedges
Net unrealized losses arising during the period	$(13)	$3	$(10)
Amounts reclassified from AOCI	4	1	5
Net change	$(9)	$4	$(5)
Pension Plan
Unrealized gains arising during the period	$13	$(3)	$10
Net change	$13	$(3)	$10

14.    Other Expense
Total other expense includes the following components (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Fraud losses and other charges	$122	$131	$149
Postage	123	115	97
Credit-related inquiry fees	49	40	31
Supplies	38	38	35
Other expense	597	479	228
Total other expense	$929	$803	$540

15.    Income Taxes
Income tax expense consisted of the following (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Current
U.S. federal	$1,136	$1,254	$1,465
U.S. state and local	241	258	312
Total	1,377	1,512	1,777
Deferred
U.S. federal	144	(595)	(398)
U.S. state and local	18	(76)	(54)
Total	162	(671)	(452)
Income tax expense	$1,539	$841	$1,325

The following table reconciles the Company’s effective tax rate to the U.S. federal statutory income tax rate:

	For the Years Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state, local and other income taxes, net of U.S. federal income tax benefits	3.6	3.5	3.4
Accrual for nondeductible penalties	1.2	—	—
Tax credits	(0.5)	(2.1)	(1.3)
Other	—	0.7	0.4
Effective income tax rate	25.3%	23.1%	23.5%

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

Significant components of the Company’s net deferred income taxes, which are included in other assets in the Company’s consolidated statements of financial condition, were as follows (dollars in millions):

	December 31,
	2024	2023
Deferred tax assets
Allowance for credit losses	$2,011	$2,245
Card product misclassification liability	296	282
Customer fees and rewards	284	236
Other	217	172
Total deferred tax assets before valuation allowance	2,808	2,935
Valuation allowance	(1)	(1)
Total deferred tax assets, net of valuation allowance	2,807	2,934
Deferred tax liabilities
Deferred loan origination costs	(24)	(40)
Accretion income	(85)	(39)
Other	(6)	(8)
Total deferred tax liabilities	(115)	(87)
Net deferred tax assets	$2,692	$2,847

A reconciliation of beginning and ending unrecognized tax benefits is as follows (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$18	$19	$39
Additions
Current year tax positions	3	4	4
Prior year tax positions	2	—	1
Reductions
Prior year tax positions	(3)	(1)	(20)
Settlements with taxing authorities	(1)	(1)	—
Expired statute of limitations	(4)	(3)	(5)
Balance at end of period(1)	$15	$18	$19

(1)For the years ended December 31, 2024, 2023 and 2022, amounts included $14 million, $18 million and $18 million, respectively, of unrecognized tax benefits, which, if recognized, would favorably affect the effective tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were $1 million and $2 million, respectively, for the years ended December 31, 2024 and 2023.
The Company is subject to examination by the Internal Revenue Service and tax authorities in various state, local and foreign tax jurisdictions. The Company's federal income tax filings are open to examinations for the tax years ended December 31, 2021 and forward. The Company regularly assesses the likelihood of additional assessments or settlements in each of the taxing jurisdictions. At this time, the potential change in unrecognized tax benefits is expected to be immaterial over the next 12 months. The Company believes that its reserves are sufficient to cover any tax, penalties and interest that would result from such examinations.
The Company has an immaterial amount of state net operating loss carryforwards that are subject to a partial valuation allowance as of December 31, 2024 and 2023.

16.    Earnings Per Share
The following table presents the calculation of basic and diluted EPS (dollars and shares in millions, except per share amounts):

	For the Years Ended December 31,
	2024	2023	2022
Numerator
Net income	$4,535	$2,796	$4,316
Preferred stock dividends	(62)	(62)	(62)
Net income available to common stockholders	4,473	2,734	4,254
Income allocated to participating securities	(27)	(19)	(26)
Net income allocated to common stockholders	$4,446	$2,715	$4,228
Denominator
Weighted-average shares of common stock outstanding	251	254	277
Effect of dilutive common stock equivalents	—	—	1
Weighted-average shares of common stock outstanding and common stock equivalents	251	254	278

Basic earnings per common share	$17.72	$10.71	$15.25
Diluted earnings per common share	$17.72	$10.70	$15.23

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the years ended December 31, 2024, 2023 and 2022.
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
In accordance with the final rule on the impact of current expected credit losses (“CECL”) on regulatory capital, the Company elected to phase in the impact over three years beginning in 2022 and ending December 31, 2024. Accordingly, the Company's Common Equity Tier 1 ("CET1") capital ratios have been higher than they otherwise would have been.
As of December 31, 2024 and 2023, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered “well-capitalized” under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS’ or Discover Bank’s category. To be categorized as “well-capitalized,” DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.

The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
December 31, 2024
Total capital (to risk-weighted assets)
Discover Financial Services	$20,420	16.5%	$9,892	≥8.0%	$12,365	≥10.0%
Discover Bank	$17,311	14.2%	$9,755	≥8.0%	$12,193	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$18,503	15.0%	$7,419	≥6.0%	$7,419	≥6.0%
Discover Bank	$14,665	12.0%	$7,316	≥6.0%	$9,755	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$18,503	12.3%	$6,003	≥4.0%	N/A	N/A
Discover Bank	$14,665	9.9%	$5,933	≥4.0%	$7,417	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$17,448	14.1%	$5,564	≥4.5%	N/A	N/A
Discover Bank	$14,665	12.0%	$5,487	≥4.5%	$7,926	≥6.5%

December 31, 2023
Total capital (to risk-weighted assets)
Discover Financial Services	$17,399	13.2%	$10,509	≥8.0%	$13,137	≥10.0%
Discover Bank	$16,409	12.7%	$10,381	≥8.0%	$12,976	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$15,279	11.6%	$7,882	≥6.0%	$7,882	≥6.0%
Discover Bank	$13,459	10.4%	$7,786	≥6.0%	$10,381	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$15,279	10.3%	$5,915	≥4.0%	N/A	N/A
Discover Bank	$13,459	9.2%	$5,833	≥4.0%	$7,292	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$14,223	10.8%	$5,911	≥4.5%	N/A	N/A
Discover Bank	$13,459	10.4%	$5,839	≥4.5%	$8,435	≥6.5%

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
The amount of dividends that a bank may pay in any year is subject to certain regulatory restrictions. Under the current banking regulations, a bank may not pay dividends if such a payment would leave the bank inadequately capitalized. Discover Bank paid dividends of $2.6 billion, $1.7 billion and $4.0 billion in the years ended December 31, 2024, 2023 and 2022, respectively, to DFS.
18.    Commitments, Contingencies and Guarantees
In the normal course of business, the Company enters into a number of off-balance sheet commitments, transactions and obligations under guarantee arrangements that expose the Company to varying degrees of risk. The Company’s commitments, contingencies and guarantee relationships are described below.

Commitments
Unused Credit Arrangements
At December 31, 2024, the Company had unused credit arrangements for loans of approximately $232.6 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit.
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
The maximum potential amount of future payments the Company could be required to make would be equal to the current outstanding balances of third-party investor interests in credit card asset-backed securities, plus any unpaid interest for the corresponding secured borrowings. The Company has recorded substantially all of the maximum potential amount of future payments in long-term borrowings on the Company’s consolidated statements of financial condition. The Company has not recorded any incremental contingent liability associated with its secured borrowing representations and warranties. Management believes that the probability of having to replace, repurchase or sell assets pledged as collateral under secured borrowing arrangements, including an early amortization event, is low.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $120 million as of December 31, 2024.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company’s actual potential loss exposure given Diners Club’s and PULSE’s insignificant historical losses from these counterparty exposures. As of December 31, 2024, the Company had not recorded any contingent liability in the consolidated statements of financial condition for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the years ended December 31, 2024, 2023 and 2022.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Aggregate sales transaction volume(1)	$245,958	$257,611	$256,237

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.
The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees as of December 31, 2024 and 2023. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of December 31, 2024 and 2023, the Company had escrow deposits and settlement withholdings of $11 million and $10 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company’s consolidated statements of financial condition.
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
In accordance with applicable accounting guidance, the Company establishes a liability for legal and regulatory matters when those matters create loss contingencies that are both probable and estimable. Except as discussed below regarding the card product misclassification matter, other litigation and regulatory settlement-related expenses were immaterial for the years ended December 31, 2024, 2023 and 2022.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $70 million as of December 31, 2024. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company’s best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company’s maximum potential loss exposure. Various aspects of the legal and regulatory proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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

On September 25, 2023, following the consent of the Board of Directors of Discover Bank, the FDIC issued a consent order (the “2023 Order”) to Discover Bank. The 2023 Order addressed shortcomings in Discover Bank’s compliance management system for consumer protection laws and related matters. As part of the 2023 Order, Discover Bank agreed to improve its consumer compliance management system and enhance related corporate governance and enterprise risk management practices, and increase the level of Board oversight of such matters.
Management and the Board are committed to meeting all the requirements of the 2023 Order. Discover Bank has been working diligently to complete items required by the 2023 Order. This includes having retained third party consultants to conduct independent reviews and the submission of action plans to the FDIC by the required deadlines for review and feedback. The actions completed to date, taken together with actions previously undertaken to improve and enhance its compliance management system and enhance related corporate governance, address multiple consent order objectives, however, many provisions require longer term implementation. Depending on regulatory feedback, the timing of approvals and sustainability periods, necessary work is not likely to be completed until later in 2025.
On March 8, 2016, a class-action lawsuit was filed against the Company, other credit card networks, other issuing banks and EMVCo in the U.S. District Court for the Northern District of California (B&R Supermarket, Inc., d/b/a Milam’s Market, et al. v. Visa, Inc., et al.) alleging a conspiracy by defendants to shift fraud liability to merchants with the migration to the EMV security standard and chip technology. The plaintiffs assert joint and several liability among the defendants and seek unspecified damages, including treble damages, attorneys’ fees, costs and injunctive relief. On December 6, 2024, plaintiffs and the Company reached an agreement on the terms of a class-wide settlement to resolve the claims against the Company. The parties finalized a settlement agreement on February 14, 2025, and that settlement must now be approved by the court.
Card Product Misclassification
As of December 31, 2024, the balance of the Company’s counterparty restitution liability was $1.2 billion, reflecting additional accruals for interest on the overcharges committed to as part of the counterparty restitution plan approved by the Board of Directors in the third quarter of 2023, additional concessions agreed to as part of the class action settlement negotiations through the fourth quarter of 2024 and settlement disbursements made year-to-date. As reported in the Company’s Current Report on Form 8-K filed on July 3, 2024, the Company and certain of its subsidiaries entered into a settlement agreement to resolve putative class actions filed on behalf of merchants allegedly affected by the card product misclassification. The settlement agreement, which is subject to court approval, would resolve claims by parties affected by the card product misclassification (merchants, merchants acquirers and other intermediaries). The Company expects all payments under the settlement agreement to be covered by the $1.2 billion liability. Substantially all of the liability represents amounts payable to or on behalf of impacted merchants, merchant acquirers and other intermediaries in settlement of the card product misclassification matter, with $26 million of that balance representing provision for legal fees and expenses payable to plaintiffs’ counsel. On August 27, 2024, plaintiffs moved for preliminary approval, and on October 22, 2024, the court entered an order granting preliminary approval. Subsequently, the parties to the putative class action entered into a revised settlement agreement which resulted in minor adjustments to the restitution liability in the fourth quarter of 2024. On January 22, 2025, plaintiffs moved for preliminary approval of the revised settlement agreement. The liability does not include any potential regulatory fines or penalties, or the cost of administering the distribution of funds to affected parties.
The following table summarizes the change in the Company’s counterparty restitution liability pertaining to the card product misclassification (dollars in millions):

For the Year Ended December 31, 2024
Balance at December 31, 2023	$1,159
Provision for refund of overcharges	—
Provision for interest on overcharges	56
Provision for other settlement concessions	85
Disbursements	(76)
Balance at December 31, 2024	$1,224

The Company remains in discussion with its various regulators regarding the card product misclassification. During 2024, the Company recognized approximately $290 million, recorded in other expense on the consolidated statements of income for the year ended December 31, 2024, representing the Company’s current estimate of potential penalties to be imposed by its various regulators related to this matter. Actual penalties imposed are subject to further discussion with the Company’s various regulators and may be more or less than such amount.
In addition, the Company and its subsidiaries have been named as defendants in various lawsuits, including a putative class action on behalf of shareholders and a shareholder derivative action. The Company is also cooperating with an SEC investigation into the card product misclassification matter. The Company believes that additional losses are probable as a result of these actions and such losses could be material but it is not able to make a reasonable estimate of the amount or range of such losses as of December 31, 2024.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2024
Assets
Fair value - OCI
Other short-term investments	$5,423	$—	$—	$5,423

U.S. Treasury securities	$13,988	$—	$—	$13,988
Residential mortgage-backed securities - Agency	—	371	—	371
Available-for-sale investment securities	$13,988	$371	$—	$14,359

Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Balance at December 31, 2023
Assets
Fair value - OCI
U.S. Treasury and U.S. GSE securities	$12,928	$9	$—	$12,937
Residential mortgage-backed securities - Agency	—	465	—	465
Available-for-sale investment securities	$12,928	$474	$—	$13,402

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Marketable equity securities	$1	$—	$—	$1
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

(1)Derivative instrument carrying values in an asset or liability position are presented as part of other assets or accrued expenses and other liabilities, respectively, in the Company’s consolidated statements of financial condition.
Other Short-Term Investments
Other short-term investments consist of U.S. Treasury bills with contractual maturities greater than 90 days but less than one year at the time of acquisition. The fair value estimates of these investments are classified as Level 1 based on quoted market prices for the same securities.
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

At December 31, 2024, amounts reported in RMBS reflect U.S. government agency obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $388 million, a weighted-average coupon of 4.12% and a weighted-average remaining maturity of four years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets for the years ended December 31, 2024 and 2023.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company’s financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$247	$—	$247	$271
Held-to-maturity investment securities	$—	$247	$—	$247	$271

Net loan receivables	$—	$—	$120,422	$120,422	$112,795

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,474	$—	$—	$8,474	$8,474
Restricted cash	$25	$—	$—	$25	$25
Accrued interest receivables(2)	$—	$998	$—	$998	$998

Liabilities
Amortized cost
Time deposits(3)	$—	$42,228	$—	$42,228	$41,950

Long-term borrowings - owed to securitization investors	$—	$8,456	$—	$8,456	$8,475
Other long-term borrowings	—	7,891	—	7,891	7,778
Long-term borrowings	$—	$16,347	$—	$16,347	$16,253

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$315	$—	$315	$315

Balance at December 31, 2023
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$234	$—	$234	$253
Held-to-maturity investment securities	$—	$234	$—	$234	$253

Net loan receivables	$—	$—	$126,940	$126,940	$119,126

Carrying value approximates fair value(1)
Cash and cash equivalents	$11,685	$—	$—	$11,685	$11,685
Restricted cash	$43	$—	$—	$43	$43
Accrued interest receivables(2)	$—	$1,450	$—	$1,450	$1,450

Liabilities
Amortized cost
Time deposits(3)	$—	$45,333	$—	$45,333	$45,240
Short-term borrowings	$—	$750	$—	$750	$750

Long-term borrowings - owed to securitization investors	$—	$10,770	$65	$10,835	$10,993
Other long-term borrowings	—	9,469	—	9,469	9,588
Long-term borrowings	$—	$20,239	$65	$20,304	$20,581

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$421	$—	$421	$421

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). At December 31, 2024 and 2023, the Company’s outstanding cash flow hedges primarily relate to interest receipts from credit card receivables and had an initial maximum period of five years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at December 31, 2024, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company’s then outstanding credit card receivables and certain floating-rate debt, respectively. During the next 12 months, the Company estimates it will reclassify $14 million into pretax earnings related to its cash flow hedges.
Fair Value Hedges
The Company is exposed to changes in the fair value of its fixed-rate debt obligations due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in the fair value of certain fixed-rate long-term borrowings, including securitized debt and bank notes, and deposits attributable to changes in the respective benchmark rates. These interest rate swaps qualify as fair value hedges in accordance with ASC 815. Changes in the fair values of both (i) the derivatives and (ii) the hedged long-term borrowings and deposits attributable to the interest rate risk being hedged are recorded in interest expense and generally provide substantial offset to one another.

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
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	December 31,
	2024				2023
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps — cash flow hedge	$17,750	20	$1	$1	$10,650	$2	$—
Interest rate swaps — fair value hedge	$15,371	19	—	—	$8,650	2	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$28	4	—	—	$29	—	—
Total gross derivative assets/liabilities(2)			1	1		4	—

Less: collateral held/posted(3)			—	(1)		—	—
Total net derivative assets/liabilities			$1	$—		$4	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 1 million, GBP 3 million, SGD 1 million and INR 1.8 billion as of December 31, 2024, and notional amounts of EUR 6 million, GBP 6 million, SGD 1 million, INR 1.1 billion and AUD 2 million as of December 31, 2023.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities and tax exempt single family mortgage revenue bonds as part of its community reinvestment initiatives. At December 31, 2024, the Company had one outstanding contract with a total notional amount of $65 million and an immaterial fair value. At December 31, 2023, the Company had one outstanding contract with a total notional amount of $35 million and an immaterial fair value.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	December 31,
	2024		2023
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment (Decreasing) the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$15,324	$(8)	$8,620	$—

(1)The balance includes $5 million and $12 million of cumulative hedging adjustments related to discontinued hedging relationships as of December 31, 2024 and 2023, respectively.

The following table summarizes the impact of the derivative instruments on income and indicates where within the consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Consolidated Statements of Income
	Interest Expense
	Deposits	Long-Term Borrowings	Interest Income (Credit Card)	Other Income	Other Expense
For the Year Ended December 31, 2024
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(4,772)	$(933)	$16,109	$763	$929

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$9	$(158)	$—	$—

Gains on discontinued cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$—	$—	$—	$13

(Losses) gains on fair value hedging relationships
(Losses) gains on hedged items	$(19)	$21	$—	$—	$—
(Losses) gains on interest rate swaps	(1)	(158)	—	—	—
Total (losses) gains on fair value hedging relationships	$(20)	$(137)	$—	$—	$—

For the Year Ended December 31, 2023
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(3,886)	$(855)	$14,438	$85	$803

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$9	$(91)	$—	$—

Gains (losses) on fair value hedging relationships
Gains (losses) on hedged items	$—	$(19)	$—	$—	$—
Gains (losses) on interest rate swaps	—	(80)	—	—	—
Total gains (losses) on fair value hedging relationships	$—	$(99)	$—	$—	$—

For the Year Ended December 31, 2022
Total amounts of income and expense line items presented in the consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,257)	$(606)	$10,632	$75	$540

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$(2)	$(2)	$—	$—

Gains (losses) on fair value hedging relationships
Gains on hedged items	$—	$66	$—	$—	$—
Gains (losses) on interest rate swaps	—	(70)	—	—	—
Total gains (losses) on fair value hedging relationships	$—	$(4)	$—	$—	$—

The effects of derivatives not designated in hedging relationships
Gains on derivatives not designated as hedges	$—	$—	$—	$1	$—

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
•Digital Banking: The Digital Banking segment includes Discover-branded credit cards issued to individuals on the Discover Network and other consumer products and services, including private student loans (prior to the sale of that portfolio), personal loans, home loans and deposit products. The majority of Digital Banking revenues relate to interest income earned on the segment’s loan products. Additionally, the Company’s credit card products generate substantially all revenues related to discount and interchange, protection products and loan fee income.
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
The Company’s CODM is the Chief Executive Officer. The CODM reviews financial results on a regular basis to assess total company and line of business performance. The information reviewed, including plan-to-actual comparisons, ratio analysis and other relevant metrics is then used to inform decisions impacting the Company’s reportable segments, including evaluating expense budgets for lines of business which comprise those reportable segments. The business segment reporting provided to and used by the Company’s CODM is prepared using the following principles and allocation conventions:
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
•The Company’s assets are not allocated among the operating segments in the information reviewed by the CODM.
•The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.
•Income taxes are not specifically allocated between the operating segments in the information reviewed by the CODM.

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2024
Interest income
Credit card loans	$16,109	$—	$16,109
Private student loans	800	—	800
Personal loans	1,402	—	1,402
Home loans	525	—	525
Other loans	2	—	2
Other interest income	1,182	—	1,182
Total interest income	20,020	—	20,020
Interest expense	5,724	—	5,724
Net interest income	14,296	—	14,296
Provision for credit losses	4,911	—	4,911
Other income	2,902	712	3,614
Other expense
Employee compensation and benefits	2,739	85	2,824
Marketing and business development	1,055	15	1,070
Information processing and communications	704	31	735
Professional fees	1,231	43	1,274
Premises and equipment	90	3	93
Other expense	911	18	929
Total other expense(1)	6,730	195	6,925
Income before income taxes	$5,557	$517	$6,074

For the Year Ended December 31, 2023
Interest income
Credit card loans	$14,438	$—	$14,438
Private student loans	1,033	—	1,033
Personal loans	1,156	—	1,156
Home loans	324	—	324
Other loans	2	—	2
Other interest income	892	—	892
Total interest income	17,845	—	17,845
Interest expense	4,746	—	4,746
Net interest income	13,099	—	13,099
Provision for credit losses	6,018	—	6,018
Other income	2,245	450	2,695
Other expense
Employee compensation and benefits	2,356	78	2,434
Marketing and business development	1,147	17	1,164
Information processing and communications	582	26	608
Professional fees	991	50	1,041
Premises and equipment	86	3	89
Other expense	783	20	803
Total other expense(1)	5,945	194	6,139
Income before income taxes	$3,381	$256	$3,637

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2022
Interest income
Credit card loans	$10,632	$—	$10,632
Private student loans	831	—	831
Personal loans	872	—	872
Home loans	165	—	165
Other loans	2	—	2
Other interest income	362	—	362
Total interest income	12,864	—	12,864
Interest expense	1,865	—	1,865
Net interest income	10,999	—	10,999
Provision for credit losses	2,359	—	2,359
Other income	2,041	176	2,217
Other expense
Employee compensation and benefits	2,068	71	2,139
Marketing and business development	1,020	15	1,035
Information processing and communications	485	28	513
Professional fees	838	33	871
Premises and equipment	115	3	118
Other expense	523	17	540
Total other expense(1)	5,049	167	5,216
Income before income taxes	$5,632	$9	$5,641

(1)    Financial information provided to the CODM for the Digital Banking segment included total direct expenses of $2.7 billion, $2.8 billion and $2.4 billion and total allocated expenses of $4.0 billion, $3.1 billion and $2.6 billion for the years ended December 31, 2024, 2023 and 2022, respectively. For the Payment Services segment, that information included $124 million, $117 million and $109 million in total direct expenses and $71 million, $77 million and $58 million in total allocated expenses for the years ended December 31, 2024, 2023 and 2022, respectively.

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Year Ended December 31, 2024
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,417	$103	$1,520
Protection products revenue	169	—	169
Transaction processing revenue	—	345	345
Other income	498	265	763
Total other income subject to ASC 606(2)	2,084	713	2,797
Other income not subject to ASC 606
Loan fee income	819	—	819
Losses on equity investments	(1)	(1)	(2)
Total other income (loss) not subject to ASC 606	818	(1)	817
Total other income by operating segment	$2,902	$712	$3,614

For the Year Ended December 31, 2023
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,294	$87	$1,381
Protection products revenue	172	—	172
Transaction processing revenue	—	303	303
Other income	16	69	85
Total other income subject to ASC 606(2)	1,482	459	1,941
Other income not subject to ASC 606
Loan fee income	763	—	763
Gains (losses) on equity investments	—	(9)	(9)
Total other income not subject to ASC 606	763	(9)	754
Total other income by operating segment	$2,245	$450	$2,695

For the Year Ended December 31, 2022
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$1,224	$79	$1,303
Protection products revenue	172	—	172
Transaction processing revenue	—	249	249
Other income	11	64	75
Total other income subject to ASC 606(2)	1,407	392	1,799
Other income not subject to ASC 606
Loan fee income	632	—	632
Gains (losses) on equity investments	2	(216)	(214)
Total other income not subject to ASC 606	634	(216)	418
Total other income by operating segment	$2,041	$176	$2,217

(1)    Net of rewards, including Cashback Bonus rewards, of $3.0 billion, $3.1 billion and $3.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)    Excludes $7 million, $15 million and $10 million deposit product fees that are reported within net interest income for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Discover Financial Services
(Parent Company Only)
Condensed Statements of Financial Condition
(dollars in millions)

	December 31,
	2024	2023
Assets
Cash and cash equivalents(1)	$5,209	$3,509
Restricted cash	100	75
Notes receivable from subsidiaries(2)	1,745	1,650
Investment in bank subsidiary	14,022	12,340
Investments in non-bank subsidiaries	976	974
Other assets	994	871
Total assets	$23,046	$19,419

Liabilities and Stockholders’ Equity
Non-interest-bearing deposit accounts	$3	$2
Short-term borrowings from subsidiaries	693	390
Long-term borrowings	3,971	4,469
Accrued expenses and other liabilities	453	323
Total liabilities	5,120	5,184
Stockholders’ equity	17,926	14,235
Total liabilities and stockholders’ equity	$23,046	$19,419

(1)The Parent Company had $5.2 billion and $3.5 billion in a money market deposit account at Discover Bank as of December 31, 2024 and 2023, respectively, which is included in cash and cash equivalents. These funds are available to the Parent for liquidity purposes.
(2)The Parent Company had a balance of $1.3 billion representing advances to Discover Bank as of December 31, 2024 and 2023, which is included in notes receivable from subsidiaries.

Discover Financial Services
(Parent Company Only)
Condensed Statements of Comprehensive Income
(dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
Interest income	$293	$240	$98
Interest expense	280	189	189
Net interest income (expense)	13	51	(91)
Dividends from bank subsidiary	2,600	1,700	4,000
Dividends from non-bank subsidiaries	260	11	688
Other income	—	4	—
Total income	2,873	1,766	4,597
Other expense (income)	179	(2)	6
Income before income tax benefit and equity in undistributed net income of subsidiaries	2,694	1,768	4,591
Income tax benefit (expense)	19	(7)	25
Equity in undistributed net income of subsidiaries	1,822	1,035	(300)
Net income	4,535	2,796	4,316
Other comprehensive (loss) income, net	(71)	114	(245)
Comprehensive income	$4,464	$2,910	$4,071

Discover Financial Services
(Parent Company Only)
Condensed Statements of Cash Flows
(dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows provided by operating activities
Net income	$4,535	$2,796	$4,316
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,822)	(1,035)	300
Non-cash transfer to (from) subsidiary	40	(11)	(188)
Stock-based compensation expense	85	74	89
Deferred income taxes	(12)	2	(8)
Depreciation and amortization	5	4	32
Net gains on investments and other assets	—	(4)	—
Changes in assets and liabilities:
Increase in other assets	(107)	(65)	(143)
Increase (decrease) in accrued expenses and other liabilities	136	(41)	27
Net cash provided by operating activities	2,860	1,720	4,425

Cash flows (used for) provided by investing activities
Return of capital from sale of subsidiary	—	2	—
(Increase) decrease in loans to subsidiaries	(95)	109	(982)
Proceeds from sale of subsidiary	—	3	—
Purchases of premises and equipment	(1)	—	—
Net cash (used for) provided by investing activities	(96)	114	(982)

Cash flows used for financing activities
Net increase (decrease) in short-term borrowings from subsidiaries	303	275	(324)
Proceeds from issuance of common stock	13	12	10
Proceeds from issuance of long-term borrowings	—	993	740
Maturities and repayment of long-term borrowings	(502)	(15)	(834)
Purchases of treasury stock	(83)	(1,938)	(2,359)
Net increase in deposits	1	—	—
Dividends paid on common and preferred stock	(771)	(752)	(703)
Net cash used for financing activities	(1,039)	(1,425)	(3,470)
Increase (decrease) in cash, cash equivalents and restricted cash	1,725	409	(27)
Cash, cash equivalents and restricted cash, at beginning of period	3,584	3,175	3,202
Cash, cash equivalents and restricted cash, at end of period	$5,309	$3,584	$3,175

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$5,209	$3,509	$3,155
Restricted cash	100	75	20
Cash, cash equivalents and restricted cash, at end of period	$5,309	$3,584	$3,175

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$280	$175	$159
Income taxes, net of income tax refunds	$(25)	$22	$(39)

26.     Subsequent Events
On February 18, 2025, approval of the Merger Agreement was obtained from the Company’s shareholders and Capital One’s shareholders. For more information, refer to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2025.

Glossary of Acronyms
•AFS: Available-For-Sale
•AI: Artificial Intelligence
•ALCO: Asset and Liability Management Committee
•AOCI: Accumulated Other Comprehensive Income (Loss)
•ASC: Accounting Standards Codification
•ASU: Accounting Standards Update
•ATM: Automated Teller Machine
•BCBS: Basel Committee on Banking Supervision
•CCAR: Comprehensive Capital Analysis and Review
•CCPA: California Consumer Privacy Act
•CECL: Current Expected Credit Losses
•CEO: Chief Executive Officer
•CET1: Common Equity Tier 1
•CFO: Chief Financial Officer
•CFPB: Consumer Financial Protection Bureau
•CHCC: Compensation and Human Capital Committee
•CIO: Chief Information Officer
•CISO: Chief Information Security Officer
•CODM: Chief Operating Decision Maker
•COSO: Committee of Sponsoring Organizations of the Treadway Commission
•CPPA: California Privacy Protection Agency
•CRM: Corporate Risk Management
•CRO: Chief Risk Officer
•DCENT: Discover Card Execution Note Trust
•DCMT: Discover Card Master Trust I
•DFS: Discover Financial Services
•DRR: Designated Reserve Ratio
•EPS: Earnings Per Share
•ERM: Enterprise Risk Management
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
•HTM: Held-To-Maturity
•KRI: Key Risk Indicator
•LFI: Large Financial Institution
•NPI: Nonpublic Personal Information
•OCC: Office of the Comptroller of the Currency
•OCI: Other Comprehensive Income (Loss)
•OFAC: Office of Foreign Assets Control
•ORO: Operational Risk Oversight
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
•U.S. GSE: Government-sponsored Enterprise of the U.S.
•VIE: Variable Interest Entity
•VP-ISTR: VP, Information Security and Technology Risk

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Remediation of Previously Disclosed Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As most recently disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, our management concluded that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting first disclosed in our Form 10-K/A for the period ended December 31, 2023.
To remediate the identified material weaknesses, the Company took the following measures consistent with those disclosed within “Item 9A. Controls and Procedures — Remediation Plan and Status” in our Form 10-K/A for the period ended December 31, 2023:
Control Environment
•The Company appointed new individuals in key roles including the CEO and other leadership roles.
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
•The Company created a new Escalation Policy that set escalation principles and described the types of matters that should be escalated and addressed various escalation paths, including up to the Board.
•The Company updated the Issue Management Policy and related standard to identify, escalate and remediate issues timely.
•The Company made improvements to the Integrity Hotline Policy to emphasize the Board and management’s support and expectation of ethical employee conduct.
Card Product Misclassification
Management has taken the following steps to ensure the identified control deficiencies were remediated through the implementation of the following internal control activities:
•To address the deficiency related to the control gap in the tiering of Discover Bank-issued credit cards, we designed and implemented a combination of manual and automated controls to mitigate the risk that credit cards are placed in incorrect pricing tiers.

•To address the deficiency related to the misapplication of GAAP, in concert with the amendments of the Company’s historical financial statements, management performed an additional instance of the control and selected a methodology which we believe is in accordance with GAAP.
These initiatives, together with others, have resulted in significant improvements in our internal control framework, particularly in our overall control environment, as well as control activities related to card classification. As relevant controls have been designed, implemented, and operated for a sufficient period of time to address the previously disclosed material weaknesses, management, including our CEO and CFO, has concluded the material weaknesses have been remediated as of December 31, 2024.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessments and those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and the firm’s report on this matter is included in Item 8 of this annual report on Form 10-K.
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

Part III.
Part III | Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Information About Our Executive Officers” in Item 1 of this annual report on Form 10-K. Other information required by this Item will be included in an amendment to this annual report on Form 10-K filed in accordance with General Instructions G(3).
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
We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by the Company and its directors, officers, and employees. A copy of the Company’s Insider Trading Policy is filed as an exhibit to this annual report on Form 10-K.
Item 11.    Executive Compensation
Information required by this Item will be included in an amendment to this annual report on Form 10-K filed in accordance with General Instructions G(3).
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information related to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2024, is set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights(1)	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,587,664	N/A	39,854,192
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,587,664	N/A	39,854,192

(1)Includes 1,327,017 vested and unvested RSUs and 260,647 vested and unvested PSUs that can be converted to up to 1.5 shares per each unit dependent on the performance factor.
Other information required by this Item will be included in an amendment to this annual report on Form 10-K filed in accordance with General Instructions G(3).
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be included in an amendment to this annual report on Form 10-K filed in accordance with General Instructions G(3).
Item 14.    Principal Accounting Fees and Services
Information required by this Item will be included in an amendment to this annual report on Form 10-K filed in accordance with General Instructions G(3).

Part IV.
Part IV | Item 15.    Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Form 10-K:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear on pages 84 through 143 herein.
2. Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.
3. Exhibits
See the Exhibit Index below for a list of the exhibits being filed or furnished with or incorporated by reference into this annual report on Form 10-K.
Exhibit Index

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated as of February 19, 2024, by and among Discover Financial Services, Capital One Financial Corporation and Vega Merger Sub, Inc. (filed as Exhibit 2.1 to Discover Financial Services’ Current Report on Form 8-K filed on February 22, 2024 and incorporated herein by reference thereto).

3.1	Restated Certificate of Incorporation of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Current Report on Form 8-K filed on May 21, 2019 and incorporated herein by reference thereto).

3.2	Amended and Restated By-Laws of Discover Financial Services, as amended and restated on October 26, 2023 (filed as Exhibit 3.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 26, 2023 and incorporated herein by reference thereto).

3.3	Certificate of Elimination of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Discover Financial Services (filed as Exhibit 3.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on June 26, 2012 and incorporated herein by reference thereto).

3.4	Certificate of Designations of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 16, 2012 and incorporated herein by reference thereto).

3.5	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

Exhibit Number	Description
3.6	Certificate of Elimination of the Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 4, 2017 and incorporated herein by reference thereto).

3.7	Certificate of Designations of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 3.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).
4.1	Description of Discover Financial Services’ Securities.

4.2	Senior Indenture, dated as of June 12, 2007, by and between Discover Financial Services and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 12, 2007 and incorporated herein by reference thereto).

4.3	Subordinated Indenture, dated as of September 8, 2015, by and between Discover Financial Services and U.S. Bank National Association (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on September 8, 2015 and incorporated herein by reference thereto).

4.4
Second Supplemental Indenture, dated as of November 2, 2023, between the Company and U.S. Bank Trust Company, National Association (filed as Exhibit 4.4 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

4.5	Deposit Agreement (Series C), dated October 31, 2017 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.6	Form of Certificate Representing the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on October 31, 2017 and incorporated herein by reference thereto).

4.7	Deposit Agreement (Series D), dated June 22, 2020 (filed as Exhibit 4.1 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.8	Form of Certificate Representing the Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D (filed as Exhibit 4.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference thereto).

4.9	Other instruments defining the rights of holders of long-term debt securities of Discover Financial Services and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Discover Financial Services agrees to furnish copies of these instruments to the SEC upon request.

10.1	Amended and Restated Trust Agreement, dated as of December 22, 2015, between Discover Funding LLC, as Beneficiary, and Wilmington Trust Company, as Owner Trustee (filed as Exhibit 4.6 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.2	Third Amended and Restated Pooling and Servicing Agreement, dated as of December 22, 2015, between Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Transferor, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.3
Amended and Restated Series Supplement for Series 2007-CC, dated as of December 22, 2015, among Discover Bank, as Master Servicer and Servicer, Discover Funding LLC, as Transferor, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.4†	Directors’ Compensation Plan of Discover Financial Services (filed as Exhibit 10.3 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.5†	Discover Financial Services Directors’ Compensation Plan, as amended and restated as of January 20, 2011 (filed as Exhibit A to the Discover Financial Services’ definitive proxy statement filed on February 18, 2011 and incorporated herein by reference thereto).

10.6†	Amendment No. 2 to the Discover Financial Services Directors’ Compensation Plan, effective as of December 1, 2011 (filed as Exhibit 10.10 to the Discover Financial Services’ Annual Report on Form 10-K filed on January 26, 2012 and incorporated herein by reference thereto).

Exhibit Number	Description
10.7†	Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference thereto).

10.8†	Amendment No. 1 to Discover Financial Services Employee Stock Purchase Plan, effective as of May 1, 2008 (filed as Exhibit 10.12 to Discover Financial Services’ Annual Report on Form 10-K filed on January 28, 2009 and incorporated herein by reference thereto).

10.9†	Amendment No. 2 to Discover Financial Services Employee Stock Purchase Plan, effective as of December 1, 2009 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 9, 2010 and incorporated herein by reference thereto).

10.10†	Amendment No. 3 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on September 28, 2011 and incorporated herein by reference thereto).

10.11	Collateral Certificate Transfer Agreement, dated as of July 26, 2007 between Discover Bank, as Depositor and Discover Card Execution Note Trust (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on July 27, 2007 and incorporated herein by reference thereto).

10.12
Amended and Restated Indenture, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.4 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.13	Second Amended and Restated Indenture Supplement for the Discover Series Notes, dated as of December 22, 2015, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.5 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.14	Omnibus Amendment to Indenture Supplement and Terms Documents, dated as of July 2, 2009, between Discover Card Execution Note Trust, as Issuer, and U.S. Bank National Association, as Indenture Trustee (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference thereto).

10.15†	Amendment No. 3 to the Directors’ Compensation Plan of Discover Financial Services, effective as of July 1, 2013 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 30, 2013 and incorporated herein by reference thereto).

10.16†	Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as an attachment to Discover Financial Services’ Proxy Statement on Schedule 14A filed on March 19, 2014 and incorporated herein by reference thereto).

10.17†	Amendment No. 4 to the Directors’ Compensation Plan of Discover Financial Services, effective as of May 7, 2014 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on
August 1, 2014 and incorporated herein by reference thereto).

10.18†	Amendment No. 4 to Discover Financial Services Employee Stock Purchase Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on October 29, 2015 and incorporated herein by reference thereto).

10.19	Receivables Sale and Contribution Agreement, dated as of December 22, 2015 between Discover Bank and Discover Funding LLC (filed as Exhibit 4.1 to Discover Bank’s Current Report on Form 8-K filed on December 23, 2015 and incorporated herein by reference thereto).

10.20†	Amendment No. 5 to Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2017 (filed as Exhibit 10.54 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2017 and incorporated herein by reference thereto).

10.21†	Form 2018 Award Certificate for Restricted Stock Units under Discover Financial Services Director’s Compensation Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

10.22†	Amendment No. 6 to the Directors’ Compensation Plan of Discover Financial Services, effective as of February 22, 2018 (filed as Exhibit 10.5 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2018 and incorporated herein by reference thereto).

Exhibit Number	Description
10.23†	Amendment No. 7 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.62 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.24†	Amendment No. 8 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2019 (filed as Exhibit 10.63 to Discover Financial Services’ Annual Report on Form 10-K filed on February 20, 2019 and incorporated herein by reference thereto).

10.25†	Amendment No. 9 to the Directors’ Compensation Plan of Discover Financial Services, effective as of January 1, 2022 (filed as Exhibit 10.58 to Discover Financial Services’ Annual Report on Form 10-K filed on February 24, 2022 and incorporated herein by reference thereto).

10.26†	Amendment No. 10 to the Directors’ Compensation Plan of Discover Financial Services, effective as of December 14, 2022 (filed as Exhibit 10.59 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2023 and incorporated herein by reference thereto).

10.27†	Amendment No. 11 to the Directors’ Compensation Plan of Discover Financial Services, effective as of October 25, 2023 (filed as Exhibit 10.43 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

10.28†	Discover Financial Services Directors’ Compensation Plan, as amended and restated effective December 12, 2024.

10.29†	Discover Financial Services Directors’ Voluntary Nonqualified Deferred Compensation Plan, effective as of April 10, 2008 (filed as Exhibit 10.44 to Discover Financial Services’ Annual Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

10.30†	Form 2021 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).

10.31†	Form 2021 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).

10.32†	Form 2022 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference thereto).

10.33†	Form 2022 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference thereto).

10.34†	Form 2022 Special Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference thereto).

10.35†	Form 2023 Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 25, 2023 and incorporated herein by reference thereto).

10.36†	Form 2023 Award Certificate for Performance Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 25, 2023 and incorporated herein by reference thereto).

10.37†	Form 2023 Special Award Certificate for Restricted Stock Units under Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on April 25, 2023 and incorporated herein by reference thereto).

10.38†	Discover Financial Services 2023 Omnibus Incentive Plan (filed as Annex B to Discover Financial Services' Proxy Statement filed on March 17, 2023 and incorporated herein by reference thereto).

10.39†	Form 2023 Special Award Certificate for Restricted Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 28, 2023 and incorporated herein by reference thereto).

Exhibit Number	Description
10.40†	Summary of Employment Terms of John B. Owen.

10.41†	Letter Agreement, dated as of December 7, 2023 between Discover Financial Services and Michael Rhodes (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on December 11, 2023 and incorporated herein by reference thereto).

10.42†
Form 2024 Award Certificate for Restricted Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan (filed as Exhibit 10.60 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

10.43†
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

10.45†	Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for John B. Owen granted on January 31, 2024 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference thereto).

10.46†	Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for Michael G. Rhodes granted on February 1, 2024 (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference thereto).

10.47†	Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for John T. Greene granted on February 22, 2024 (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference thereto).

10.48†	Letter Agreement with Michael G. Rhodes, dated as of March 27, 2024 between Discover Financial Services and Michael G. Rhodes (filed as Exhibit 10.1 to Discover Financial Services’ Current Report on Form 8-K filed on March 27, 2024 and incorporated herein by reference thereto).

10.49†	Letter Agreement with J. Michael Shepherd, dated as of March 27, 2024 between Discover Financial Services and J. Michael Shepherd (filed as Exhibit 10.2 to Discover Financial Services’ Current Report on Form 8-K filed on March 27, 2024 and incorporated herein by reference thereto).

10.50†	Special Award Certificate for Restricted Stock Units under the Discover Financial Services 2023 Omnibus Incentive Plan for J. Michael Shepherd granted on April 1, 2024 (filed as Exhibit 10.6 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference thereto).

10.51†	Discover Financial Services Change in Control Severance Policy, as amended and restated on May 3, 2024 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 31, 2024 and incorporated herein by reference thereto).

10.52†	Form Merger Retention Agreement (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on July 31, 2024 and incorporated herein by reference thereto).

10.53†	Purchase Agreement, dated July 17, 2024, by and between Discover Bank and Santiago Holdings, LP (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on July 17, 2024 and incorporated herein by reference thereto).

10.54†	Amendment No. 5 to Discover Financial Services Employee Stock Purchase Plan, effective August 1, 2024 (filed as Exhibit 10.1 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on December 23, 2024 and incorporated herein by reference thereto).

10.55†	Letter Agreement, dated as of September 1, 2024, between Discover Financial Services and Hope Mehlman (filed as Exhibit 10.2 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on December 23, 2024 and incorporated herein by reference thereto).

Exhibit Number	Description
10.56†	Amendment to Letter Agreement, dated as of November 26, 2024, between Discover Financial Services and Hope Mehlman (filed as Exhibit 10.3 to Discover Financial Services’ Quarterly Report on Form 10-Q filed on December 23, 2024 and incorporated herein by reference thereto).

10.57†	Form 2025 Award Certificate for Restricted Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan.

10.58†	Form 2025 Special Award Certificate for Restricted Stock Units under Discover Financial Services 2023 Omnibus Incentive Plan.

10.59†	Discover Financial Services Severance Plan (Amended and Restated 2024).

10.60†	Form Acknowledgement Letter.

10.61†	Form Repayment Agreement for Certain Compensation Paid in 2024.

10.62†	Summary of Cash Award for J. Michael Shepherd.

19	Discover Financial Services’ Insider Trading Policy.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

97†	Discover Financial Services Compensation Recoupment Policy (filed as Exhibit 97 to Discover Financial Services’ Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference thereto).

101	Interactive Data File — the following financial statements from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders' Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Annual Report on Form 10-K formatted in inline XBRL and contained in Exhibit 101.

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
John T. Greene Executive Vice President, Chief Financial Officer
Date: February 20, 2025

Power of Attorney
We, the undersigned, hereby severally constitute Kelly R. Welsh, Piers A. Fennell and Efie Vainikos, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2025.

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