Form 10-Q
period 2025-03-31
Discover Financial Services
filed 2025-04-30
CIK 1393612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2025, there were 251,653,378 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

DISCOVER FINANCIAL SERVICES
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025
Except as otherwise indicated or unless the context otherwise requires, "Discover Financial Services," "Discover," "DFS," "we," "us," "our," and "the Company" refer to Discover Financial Services and its subsidiaries. See Glossary of Acronyms, located after Part I — Item 4, for terms and abbreviations used throughout the quarterly report.
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

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in millions, except for share amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$11,865	$8,474
Restricted cash	970	25
Other short-term investments	4,728	5,423
Investment securities (includes available-for-sale securities of $14,502 and $14,359 reported at fair value with associated amortized cost of $14,489 and $14,475 at March 31, 2025 and December 31, 2024, respectively)	14,775	14,630
Loan receivables
Loan receivables	117,403	121,118
Allowance for credit losses	(8,108)	(8,323)
Net loan receivables	109,295	112,795
Premises and equipment, net	1,080	1,072
Goodwill	255	255
Other assets	4,946	4,966
Total assets	$147,914	$147,640
Liabilities and Stockholders' Equity
Liabilities
Deposits
Interest-bearing deposit accounts	$106,620	$105,459
Non-interest bearing deposit accounts	1,600	1,550
Total deposits	108,220	107,009
Long-term borrowings	14,538	16,253
Accrued expenses and other liabilities	6,193	6,452
Total liabilities	128,951	129,714
Commitments, contingencies and guarantees (Notes 9, 12 and 13)
Stockholders' Equity
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized; 573,042,256 and 572,608,227 shares issued at March 31, 2025 and December 31, 2024, respectively	6	6
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 10,700 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,056	1,056
Additional paid-in capital	4,678	4,651
Retained earnings	34,478	33,583
Accumulated other comprehensive loss	(152)	(296)
Treasury stock, at cost; 321,413,252 and 321,268,743 shares at March 31, 2025 and December 31, 2024, respectively	(21,103)	(21,074)
Total stockholders' equity	18,963	17,926
Total liabilities and stockholders' equity	$147,914	$147,640

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

	March 31, 2025	December 31, 2024
Assets
Restricted cash	$740	$25
Loan receivables	$27,650	$29,394
Allowance for credit losses allocated to securitized loan receivables	$(1,277)	$(1,294)
Other assets	$3	$1
Liabilities
Short- and long-term borrowings	$7,237	$8,475
Accrued expenses and other liabilities	$12	$13

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Income (unaudited)
(dollars in millions, except for share amounts)

	For the Three Months Ended March 31,
	2025	2024
Interest income
Credit card loans	$3,979	$3,938
Other loans	506	712
Investment securities	143	124
Other interest income	173	174
Total interest income	4,801	4,948
Interest expense
Deposits	1,058	1,210
Short-term borrowings	—	6
Long-term borrowings	185	245
Total interest expense	1,243	1,461
Net interest income	3,558	3,487
Provision for credit losses	1,244	1,497
Net interest income after provision for credit losses	2,314	1,990
Other income
Discount and interchange revenue, net	334	321
Protection products revenue	42	42
Loan fee income	204	200
Transaction processing revenue	89	87
Other income	24	23
Total other income	693	673
Other expense
Employee compensation and benefits	735	671
Marketing and business development	246	250
Information processing and communications	180	163
Professional fees	289	292
Premises and equipment	24	20
Other expense	89	148
Total other expense	1,563	1,544
Income before income taxes	1,444	1,119
Income tax expense	340	268
Net income	$1,104	$851
Net income allocated to common stockholders	$1,069	$813
Basic earnings per common share	$4.25	$3.25
Diluted earnings per common share	$4.25	$3.25

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in millions)

	For the Three Months Ended March 31,
	2025	2024
Net income	$1,104	$851
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale investment securities, net of tax	95	(97)
Unrealized gains (losses) on cash flow hedges, net of tax	49	(71)
Other comprehensive income (loss)	144	(168)
Comprehensive income	$1,248	$683

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(dollars in millions, shares in thousands)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
For the Three Months Ended March 31, 2024
Balance at December 31, 2023	11	$1,056	570,838	$6	$4,553	$29,855	$(225)	$(21,010)	$14,235
Cumulative effect of ASU No. 2023-02 adoption	—	—	—	—	—	(37)	—	—	(37)
Net income	—	—	—	—	—	851	—	—	851
Other comprehensive loss	—	—	—	—	—	—	(168)	—	(168)
Purchases of treasury stock	—	—	—	—	—	—	—	(28)	(28)
Common stock issued under employee benefit plans	—	—	25	—	3	—	—	—	3
Common stock issued and stock-based compensation expense	—	—	732	—	22	—	—	—	22
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(177)	—	—	(177)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at March 31, 2024	11	$1,056	571,595	$6	$4,578	$30,461	$(393)	$(21,038)	$14,670

For the Three Months Ended March 31, 2025
Balance at December 31, 2024	11	$1,056	572,608	$6	$4,651	$33,583	$(296)	$(21,074)	$17,926
Net income	—	—	—	—	—	1,104	—	—	1,104
Other comprehensive income	—	—	—	—	—	—	144	—	144
Purchases of treasury stock	—	—	—	—	—	—	—	(29)	(29)
Common stock issued under employee benefit plans	—	—	24	—	4	—	—	—	4
Common stock issued and stock-based compensation expense	—	—	410	—	23	—	—	—	23
Dividends — common stock ($0.70 per share)	—	—	—	—	—	(178)	—	—	(178)
Dividends — Series C preferred stock ($2,750 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividends — Series D preferred stock ($3,062.50 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance at March 31, 2025	11	$1,056	573,042	$6	$4,678	$34,478	$(152)	$(21,103)	$18,963

See Notes to the Condensed Consolidated Financial Statements.

DISCOVER FINANCIAL SERVICES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in millions)

	For the Three Months Ended March 31,
	2025	2024
Cash flows provided by operating activities
Net income	$1,104	$851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,244	1,497
Deferred income taxes	68	(27)
Depreciation and amortization	11	96
Amortization of deferred revenues	(101)	(123)
Net losses on investments and other assets	16	16
Other, net	27	29
Changes in assets and liabilities:
Increase in other assets	(49)	(246)
Decrease in accrued expenses and other liabilities	(188)	(250)
Net cash provided by operating activities	2,132	1,843

Cash flows provided by (used for) investing activities
Maturities of other short-term investments	750	—
Maturities of available-for-sale investment securities	397	522
Purchases of available-for-sale investment securities	(375)	(475)
Maturities of held-to-maturity investment securities	5	4
Purchases of held-to-maturity investment securities	(7)	(12)
Net change in principal on loans originated for investment	2,311	398
Proceeds from the sale of other investments	—	1
Purchases of other investments	(11)	(9)
Purchases of premises and equipment	(64)	(71)
Net cash provided by investing activities	3,006	358

Cash flows provided by (used for) financing activities
Net change in short-term borrowings	—	(750)
Net change in deposits	1,173	1,488
Maturities and repayment of securitized debt	(1,250)	(4)
Maturities and repayments of other long-term borrowings	(506)	(1)
Proceeds from issuance of common stock	4	3
Purchases of treasury stock	(29)	(28)
Dividends paid on common and preferred stock	(194)	(194)
Net cash (used for) provided by financing activities	(802)	514
Net increase in cash, cash equivalents and restricted cash	4,336	2,715
Cash, cash equivalents and restricted cash, at the beginning of the period	8,499	11,728
Cash, cash equivalents and restricted cash, at the end of the period	$12,835	$14,443

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,865	$14,004
Restricted cash	970	439
Cash, cash equivalents and restricted cash, at the end of the period	$12,835	$14,443

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
Sale of The Private Student Loan Portfolio
The Company completed the sale of its private student loan portfolio during the fourth quarter of 2024.
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
On April 18, 2025, Capital One received regulatory approval for the merger from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency ("OCC"). As of that date, all required regulatory approvals to complete the merger had been received. The closing of the merger is expected to occur on or around May 18, 2025, subject to the satisfaction or waiver of the remaining closing conditions set forth in the Merger Agreement.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments necessary for the fair presentation of results for the interim period. All such adjustments are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. The Company believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from these estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's 2024 audited consolidated financial statements filed with the Company's annual report on Form 10-K for the year ended December 31, 2024.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s condensed consolidated financial condition, results of operations or changes in stockholders’ equity.
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
2.    Investments
The Company's other short-term investments and investment securities consist of the following (dollars in millions):

	March 31, 2025	December 31, 2024
U.S. Treasury bills(1)	$4,728	$5,423
Total other short-term investments	$4,728	$5,423

U.S. Treasury securities(2)	$14,146	$13,988
Residential mortgage-backed securities - Agency(3)	629	642
Total investment securities	$14,775	$14,630

(1)Includes U.S. Treasury bills with maturity dates greater than 90 days but less than one year at the time of acquisition.
(2)Includes $346 million and $364 million of U.S. Treasury securities pledged as swap collateral as of March 31, 2025 and December 31, 2024, respectively.
(3)Primarily consists of securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale and held-to-maturity investment securities are as follows (dollars in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2025
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$14,122	$50	$(26)	$14,146
Residential mortgage-backed securities - Agency	367	—	(11)	356
Total available-for-sale investment securities	$14,489	$50	$(37)	$14,502
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$273	$1	$(21)	$253
Total held-to-maturity investment securities	$273	$1	$(21)	$253

At December 31, 2024
Available-for-Sale Investment Securities(1)
U.S. Treasury securities	$14,087	$9	$(108)	$13,988
Residential mortgage-backed securities - Agency	388	—	(17)	371
Total available-for-sale investment securities	$14,475	$9	$(125)	$14,359
Held-to-Maturity Investment Securities(2)
Residential mortgage-backed securities - Agency(3)	$271	$—	$(24)	$247
Total held-to-maturity investment securities	$271	$—	$(24)	$247

(1)Available-for-sale investment securities are reported at fair value.
(2)Held-to-maturity investment securities are reported at amortized cost.
(3)Amounts represent residential mortgage-backed securities ("RMBS") that were classified as held-to-maturity as they were entered into as a part of the Company's community reinvestment initiatives.
The Company primarily invests in U.S. Treasury obligations and securities issued by a U.S. government agency ("Agency"), which have long histories with no credit losses and are explicitly or implicitly guaranteed by the U.S. federal government. Therefore, management has concluded that there is no expectation of non-payment on its investment securities and does not record an allowance for credit losses on these investments. In addition, the Company does not have the intent to sell any available-for-sale securities in an unrealized loss position and does not believe it is more likely than not that it will be required to sell any such security before recovery of its amortized cost basis.
The following table provides information about available-for-sale investment securities with aggregate gross unrealized losses and the length of time that individual investment securities have been in a continuous unrealized loss position (dollars in millions):

	Number of Securities in a Loss Position	Less than 12 months		More than 12 months
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2025
Available-for-Sale Investment Securities
U.S. Treasury securities	89	$4,735	$(17)	$1,600	$(9)
Residential mortgage-backed securities - Agency	30	$—	$—	$356	$(11)

At December 31, 2024
Available-for-Sale Investment Securities
U.S. Treasury securities	177	$9,492	$(91)	$1,963	$(17)
Residential mortgage-backed securities - Agency	30	$—	$—	$371	$(17)

There were no proceeds from sales or recognized gains or losses on available-for-sale securities during the three months ended March 31, 2025 and 2024. See Note 8: Accumulated Other Comprehensive Income for unrealized gains and losses on available-for-sale securities during the three months ended March 31, 2025 and 2024.

Maturities of available-for-sale debt securities and held-to-maturity debt securities are provided in the following table (dollars in millions):

At March 31, 2025	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
Available-for-Sale Investment Securities — Amortized Cost
U.S. Treasury securities	$2,787	$11,335	$—	$—	$14,122
Residential mortgage-backed securities - Agency(1)	—	39	125	203	367
Total available-for-sale investment securities	$2,787	$11,374	$125	$203	$14,489
Held-to-Maturity Investment Securities — Amortized Cost
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$273	$273
Total held-to-maturity investment securities	$—	$—	$—	$273	$273
Available-for-Sale Investment Securities — Fair Values
U.S. Treasury securities	$2,784	$11,362	$—	$—	$14,146
Residential mortgage-backed securities - Agency(1)	—	38	121	197	356
Total available-for-sale investment securities	$2,784	$11,400	$121	$197	$14,502
Held-to-Maturity Investment Securities — Fair Values
Residential mortgage-backed securities - Agency(1)	$—	$—	$—	$253	$253
Total held-to-maturity investment securities	$—	$—	$—	$253	$253

(1)Maturities of RMBS are reflective of the contractual maturities of the investment.
Other Investments
As a part of the Company’s community reinvestment initiatives, the Company has made equity investments in certain limited partnerships and limited liability companies that finance the construction and rehabilitation of affordable rental housing and stimulate economic development in low- to moderate-income communities. These investments are recorded within other assets on the Company’s condensed consolidated statements of financial condition. As of March 31, 2025 and December 31, 2024, the Company had outstanding investments in these entities of $522 million and $538 million, respectively, and related liabilities for delayed equity contributions of $213 million and $223 million, respectively. The Company recognized $15 million and $16 million of amortization of the investments in income tax expense during the three months ended March 31, 2025 and 2024, respectively. The Company recognized $18 million of income tax credits and other income tax benefits recorded in income tax expense during the three months ended March 31, 2025 and 2024. Non-income tax benefits comprised only immaterial cash distributions from these investments during the three months ended March 31, 2025 and 2024.
The Company holds non-controlling equity positions in several payment services entities and third-party venture capital funds, which invest in such entities. Most of the direct investments in such entities are not subject to equity method accounting because the Company does not have significant influence over the investee. The Company's investments in third-party venture capital funds represent limited partnership interests and are accounted for under the equity method. The common or preferred equity securities that the Company holds typically do not have readily determinable fair values. As a result, these investments are carried at cost minus impairment, if any. As of March 31, 2025 and December 31, 2024, the carrying value of these investments, which are recorded within other assets on the Company's condensed consolidated statements of financial condition, was $39 million and $38 million, respectively.

3.    Loan Receivables
The Company's loans held-for-investment comprise two loan portfolio segments: credit card loans and other loans.
The Company's classes of receivables within the two portfolio segments are depicted in the following table (dollars in millions):

	March 31, 2025	December 31, 2024
Credit card loans(1)(2)	$99,027	$102,786
Other loans(3)
Personal loans	10,096	10,314
Home loans	8,223	7,963
Other loans	57	55
Total other loans	18,376	18,332
Total loan receivables	117,403	121,118
Allowance for credit losses	(8,108)	(8,323)
Net loan receivables	$109,295	$112,795

(1)Amounts include carrying values of $9.2 billion and $10.8 billion underlying investors' interest in trust debt at March 31, 2025 and December 31, 2024, respectively, and $18.5 billion and $18.6 billion in seller's interest at March 31, 2025 and December 31, 2024, respectively. See Note 4: Credit Card Loan Securitization Activities for additional information.
(2)Unbilled accrued interest receivable on credit card loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $759 million and $785 million at March 31, 2025 and December 31, 2024, respectively.
(3)Accrued interest receivable on personal and home loans, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was $75 million and $30 million, respectively, at March 31, 2025 and $77 million and $30 million, respectively, at December 31, 2024.
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

The following table provides the distribution of the amortized cost basis (excluding accrued interest receivable presented in other assets) by the most recent FICO scores available for the Company's customers for credit card, personal and home loan receivables (dollars in millions):

	Credit Risk Profile by FICO Score
	March 31, 2025				December 31, 2024
	660 and Above		Less than 660 or No Score		660 and Above		Less than 660 or No Score
	$	%	$	%	$	%	$	%
Credit card loans	$78,660	79%	$20,367	21%	$82,422	80%	$20,364	20%
Personal loans by origination year
2025	$1,154	100%	$5	—%
2024	4,160	98%	106	2%	$4,712	99%	$66	1%
2023	2,589	92%	210	8%	3,042	94%	203	6%
2022	1,110	89%	144	11%	1,355	90%	157	10%
2021	385	88%	53	12%	478	89%	60	11%
Prior	155	86%	25	14%	210	87%	31	13%
Total personal loans	$9,553	95%	$543	5%	$9,797	95%	$517	5%
Home loans by origination year
2025	$358	100%	$—	—%
2024	2,826	100%	13	—%	$2,853	100%	$13	—%
2023	2,259	97%	76	3%	2,293	97%	77	3%
2022	1,425	97%	48	3%	1,442	97%	48	3%
2021	642	97%	18	3%	653	97%	19	3%
Prior	536	96%	22	4%	545	96%	20	4%
Total home loans	$8,046	98%	$177	2%	$7,786	98%	$177	2%

Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become 30 days past due.
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent loans in the Company's loan portfolio is shown below for credit card, personal and home loan receivables (dollars in millions):

	March 31, 2025			December 31, 2024
	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due
Credit card loans	$1,770	$1,852	$3,622	$1,964	$1,980	$3,944
Personal loans by origination year
2025	$—	$—	$—
2024	33	9	42	$21	$7	$28
2023	49	19	68	51	21	72
2022	28	11	39	34	15	49
2021	8	4	12	11	6	17
Prior	5	3	8	6	2	8
Total personal loans	$123	$46	$169	$123	$51	$174
Home loans by origination year
2025	$—	$—	$—
2024	5	3	8	$4	$1	$5
2023	18	12	30	17	9	26
2022	20	14	34	20	14	34
2021	7	8	15	9	8	17
Prior	6	8	14	8	8	16
Total home loans	$56	$45	$101	$58	$40	$98

Allowance for Credit Losses
The following tables provide changes in the Company's allowance for credit losses (dollars in millions):

	For the Three Months Ended March 31, 2025
	Credit Card Loans	Private Student Loans	Personal Loans	Home Loans	Total Loans
Balance at December 31, 2024	$7,403	$—	$780	$140	$8,323
Additions
Provision for credit losses	1,132	—	99	13	1,244
Deductions
Charge-offs	(1,711)	—	(129)	(4)	(1,844)
Recoveries	362	—	23	—	385
Net charge-offs	(1,349)	—	(106)	(4)	(1,459)
Balance at March 31, 2025	$7,186	$—	$773	$149	$8,108

	For the Three Months Ended March 31, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Home Loans	Total Loans
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283
Additions
Provision for credit losses(1)	1,333	53	134	11	1,531
Deductions
Charge-offs	(1,649)	(47)	(113)	(3)	(1,812)
Recoveries	238	5	13	—	256
Net charge-offs	(1,411)	(42)	(100)	(3)	(1,556)
Balance at March 31, 2024	$7,541	$869	$756	$92	$9,258

(1)Excludes a $34 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended March 31, 2024, as the liability is recorded in accrued expenses and other liabilities in the Company's condensed consolidated statements of financial condition.
The allowance for credit losses was approximately $8.1 billion at March 31, 2025, which reflects a $215 million release from December 31, 2024. The release in the allowance for credit losses for the three months ended March 31, 2025 was primarily driven by a seasonal decline in receivables and improved credit quality in the credit card portfolio, partially offset by changes in macroeconomic forecasts.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at March 31, 2025, the Company used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2025 at 4.77% and, within the Company's reasonable and supportable period, peaking at 4.88% in the second quarter of 2026 and (ii) 1.69% growth rate in real gross domestic product in 2025.
In estimating expected credit losses, the Company considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions including those relating to consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve acted to reduce the federal funds target range by 100 basis points since September 2024 citing improvement in inflation outlook and shifting focus to ensuring robust economic growth. While Federal Reserve officials believe recent trends in inflation and employment continue to be supportive of a less restrictive monetary policy in the longer-term, near-term outlook is less certain as inflation persists at higher than targeted levels while economic output and labor market data remains strong. The timing and magnitude of rate decreases throughout 2025 will be dependent on closely monitored trends in economic data, particularly inflation and labor market conditions, and monetary policy is expected to remain restrictive. While credit performance in the Company's lending portfolios has evolved in line with its expectations, the Company assessed the prospects for various macroeconomic outcomes including the potential impacts of anticipated developments in setting its allowance for credit losses.
The forecast period the Company deemed to be reasonable and supportable was 18 months for all periods presented. The 18 months reasonable and supportable forecast period was deemed appropriate given the current economic conditions. For all periods presented, the Company determined that a reversion period of 12 months was appropriate for the same reason.

The Company applied a weighted reversion method to provide a more reasonable transition to historical losses for card and personal loans for all periods presented. A straight line reversion method was used for home loans for all periods presented.
The net charge-offs for credit card loans decreased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily driven by improved credit performance. The net charge-offs for personal loans increased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily driven by portfolio seasoning. The net charge-offs for home loans remained relatively flat for the three months ended March 31, 2025, when compared to the same period in 2024.
Net charge-offs of principal are recorded against the allowance for credit losses, as shown in the preceding table. Information regarding net charge-offs of interest and fee revenues on credit card and other loans is as follows (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Interest and fees accrued subsequently charged-off, net of recoveries (recorded as a reduction of interest income)	$299	$279
Fees accrued subsequently charged-off, net of recoveries (recorded as a reduction to other income)	$61	$69

Gross principal charge-offs of the Company's loan portfolio are presented in the table below, on a year-to-date basis, for credit card, personal and home loan receivables (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Credit card loans	$1,711	$1,649
Personal loans by origination year
2025	$—
2024	24	$—
2023	54	28
2022	34	48
2021	12	22
Prior	5	15
Total personal loans	$129	$113
Home loans by origination year
2025	$—
2024	—	$—
2023	—	—
2022	2	2
2021	1	1
Prior	1	—
Total home loans	$4	$3

Delinquent and Non-Accruing Loans
The amortized cost basis (excluding accrued interest receivable presented in other assets) of delinquent and non-accruing loans in the Company's loan portfolio is shown below for each class of loan receivables (dollars in millions):(1)

	30-89 Days Delinquent	90 or More Days Delinquent	Total Past Due	90 or More Days Delinquent and Accruing	Total Non-accruing(2)
At March 31, 2025
Credit card loans	$1,770	$1,852	$3,622	$1,810	$201
Other loans
Personal loans	123	46	169	44	11
Home loans	56	45	101	2	125
Total other loans	179	91	270	46	136
Total loan portfolio	$1,949	$1,943	$3,892	$1,856	$337

At December 31, 2024
Credit card loans	$1,964	$1,980	$3,944	$1,940	$194
Other loans
Personal loans	123	51	174	50	11
Home loans	58	40	98	9	94
Total other loans	181	91	272	59	105
Total loan portfolio	$2,145	$2,071	$4,216	$1,999	$299

(1)The payment status of both modified and unmodified loans is included in this table.
(2)The Company estimates that the gross interest income that would have been recorded under the original terms of non-accruing credit card loans was $9 million for the three months ended March 31, 2025 and 2024. The Company does not separately track the amount of gross interest income that would have been recorded under the original terms of loans. Instead, the Company estimated this amount based on customers' current balances and most recent interest rates.
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
For personal loan customers, the Company offers various payment programs, including temporary and permanent programs, in certain situations. The temporary programs normally consist of reducing the minimum payment for no longer than 12 months and, in certain circumstances, the interest rate on the loan is reduced. The permanent programs involve extending the loan term and, in certain circumstances, reducing the interest rate on the loan. These permanent programs may not extend the total term of the loan beyond 14 years. The Company also allows permanent loan modifications for customers who request financial assistance through external sources, similar to the credit card customers discussed above. Payments are modified based on the new terms agreed upon with the credit counseling agency.

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
The following table provides the period-end amortized cost basis, by modification category, of loans to borrowers experiencing financial difficulty that entered a modification program during the period (dollars in millions). Some of the loans presented in the table below may no longer be enrolled in a program at period-end:

	For the Three Months Ended March 31,
	2025	2024
Credit card loans(1)(2)
Interest rate reduction	$1,091	$920
Total credit card loans(3)	$1,091	$920
% of total class of financing receivables	1.10%	0.92%

Personal loans(1)
Payment delay(4)	$5	$4
Term extension(5)	12	10
Interest rate reduction and payment delay(4)	31	26
Interest rate reduction and term extension(5)	19	14
Total personal loans	$67	$54
% of total class of financing receivables	0.66%	0.53%

(1)    Accrued interest receivable (including unbilled accrued interest receivable for credit card loans) on modified loans to borrowers experiencing financial difficulty, which is presented as part of other assets in the Company's condensed consolidated statements of financial condition, was immaterial at March 31, 2025 and 2024.
(2)    Accounts that entered a credit card loan modification program include $215 million and $185 million that were converted from revolving line-of-credit arrangements to term loans during the three months ended March 31, 2025 and 2024, respectively.
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

The following table provides information on the financial effects of loan modifications to borrowers experiencing financial difficulty, by modification type, made during the period (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Credit card loans
Weighted-average interest rate reduction	13.80%	14.42%
Principal forgiven	$72	$56
Interest and fees forgiven(1)	$70	$56

Personal loans
Weighted-average interest rate reduction	13.79%	13.20%
Weighted-average term extension (in months)(2)	75	40
Payment delay duration (in months)(3)	6 to 12	6 to 12

(1)     Represents the amount of interest and fees forgiven resulting from accounts entering into a credit card loan modification program and pre-charge off settlements. Interest and fees forgiven are reversed against the respective line items in the condensed consolidated statements of income.
(2)    Beginning in the fourth quarter of 2024, permanent loan modification programs for personal loans involving a term extension may not extend the total term of the loan beyond 14 years. Previously, such programs were capped at a maximum of 9 years.
(3)    For personal loan payment delays, the Company limits this assistance to a life of loan maximum of 12 months.

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
The following table presents the payment status and period-end amortized cost basis, by class of loan receivable, of loans that were modified on or after January 2023 to borrowers experiencing financial difficulty during the 12 months preceding each of the periods presented (dollars in millions):(1)

	Current	30-89 Days Delinquent	90 or More Days Delinquent
At March 31, 2025
Credit card loans	$3,032	$281	$257
Personal loans	168	32	5
Total	$3,200	$313	$262

At December 31, 2024
Credit card loans	$2,885	$297	$244
Personal loans	156	29	6
Total	$3,041	$326	$250

(1)    This table includes any loan that entered a modification program during the preceding 12 months without regard to whether it remained in a modification program as of the reporting date.

The following table presents the defaulted amount and period-end amortized cost basis, by modification category, of loans that defaulted during the period and were modified on or after January 2023 through the end of the reporting period to borrowers experiencing financial difficulty during the 12 months preceding default (dollars in millions):

	For the Three Months Ended March 31, 2025
	Defaulted Amount(1)	Period-end Amortized Cost Basis
Credit card loans
Interest rate reduction	$262	$194
Total credit card loans	$262	$194

Personal loans
Payment delay	$1	$1
Term extension	2	1
Interest rate reduction and payment delay	9	3
Interest rate reduction and term extension	6	4
Total personal loans	$18	$9

	For the Three Months Ended March 31, 2024
	Defaulted Amount(1)	Period-end Amortized Cost Basis
Credit card loans
Interest rate reduction	$205	$161
Total credit card loans	$205	$161

Personal loans
Payment delay	$1	$1
Term extension	2	1
Interest rate reduction and payment delay	7	3
Interest rate reduction and term extension	4	3
Total personal loans	$14	$8

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
4.    Credit Card Loan Securitization Activities
The Company's securitizations are accounted for as secured borrowings and the related trusts are treated as consolidated subsidiaries of the Company. For a description of the Company's principles of consolidation with respect to VIEs, see Note 1: Background and Basis of Presentation to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2024.
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
The carrying values of these restricted assets, which are presented on the Company's condensed consolidated statements of financial condition as relating to securitization activities, are shown in the following table (dollars in millions):

	March 31, 2025	December 31, 2024
Restricted cash	$740	$25

Investors' interests held by third-party investors	7,250	8,500
Investors' interests held by wholly-owned subsidiaries of Discover Bank	1,927	2,260
Seller's interest	18,473	18,634
Loan receivables(1)	27,650	29,394
Allowance for credit losses allocated to securitized loan receivables(1)	(1,277)	(1,294)
Net loan receivables	26,373	28,100
Other assets	3	1
Carrying value of assets of consolidated variable interest entities	$27,116	$28,126

(1)The Company maintains its allowance for credit losses at an amount equal to lifetime expected credit losses associated with all loan receivables, which includes all loan receivables in the trusts. Therefore, the credit risk associated with the transferred receivables is fully reflected on the Company's statements of financial condition in accordance with GAAP.
The debt securities issued by the consolidated trusts are subject to credit, payment and interest rate risks on the transferred credit card loan receivables. To protect investors in the securities, there are certain features or triggering events that will cause an early amortization of the debt securities, including triggers related to the impact of the performance of the trust receivables on the availability and adequacy of cash flows to meet contractual requirements. As of March 31, 2025, no economic or other early amortization events have occurred.
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
5.    Deposits
The Company obtains deposits from consumers directly ("direct-to-consumer deposits") and through third-party securities brokerage firms that offer the Company's deposits to their customers ("brokered deposits"). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. Brokered deposit products include certificates of deposit and sweep accounts.

The following table summarizes certificates of deposits maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

At March 31, 2025
2025	$21,943
2026	10,050
2027	5,373
2028	2,235
2029	450
Thereafter	859
Total	$40,910

6.    Long-Term Borrowings
Long-term borrowings consist of borrowings having original maturities of one year or more. The following table provides a summary of the Company's long-term borrowings and weighted-average interest rates on outstanding balances (dollars in millions):

	March 31, 2025				December 31, 2024
	Maturity	Interest Rate	Weighted-Average Interest Rate	Outstanding Amount	Outstanding Amount
Securitized Debt
Fixed-rate asset-backed securities(1)	2025-2026	1.03% - 5.03%	3.83%	$7,237	$8,475
Total Discover Card Master Trust I and Discover Card Execution Note Trust				7,237	8,475

Discover Financial Services (Parent Company)
Fixed-rate senior notes	2026-2032	4.10% - 6.70%	5.03%	2,341	2,840
Fixed-rate retail notes	2025-2031	3.25% - 4.40%	3.82%	132	138
Fixed to floating-rate senior notes(2)	2034	7.96%	7.96%	993	993

Discover Bank
Fixed-rate senior bank notes(1)	2026-2030	2.70% - 4.65%	3.82%	2,813	2,792
Fixed-rate subordinated bank notes	2028	5.97%	5.97%	499	492
Fixed-rate Federal Home Loan Bank advances	2030	4.77% - 4.82%	4.82%	523	523
Total long-term borrowings				$14,538	$16,253

(1)The Company uses interest rate swaps to hedge portions of these long-term borrowings against changes in fair value attributable to changes in the applicable benchmark interest rates. The use of these interest rate swaps impacts the carrying value of the debt. See Note 15: Derivatives and Hedging Activities.
(2)The fixed to floating-rate senior notes include a rate reset on November 2, 2033, to a floating rate based on compounded SOFR + 3.370%.
The following table summarizes long-term borrowings maturing over the remainder of this year, over each of the next four years and thereafter (dollars in millions):

March 31, 2025
2025	$4,418
2026	4,915
2027	1,002
2028	1,432
2029	8
Thereafter	2,763
Total	$14,538

As a member of the FHLB of Chicago, the Company has access to both short- and long-term advance structures with maturities ranging from overnight to 30 years. As of March 31, 2025, the Company had total committed borrowing capacity of $5.4 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $523 million in long-term advances. As of December 31, 2024, the Company had total committed borrowing capacity of $5.2 billion based on the amount and type of assets pledged, of which the outstanding balance was comprised of $523 million in long-term advances. These advances are presented as short- or long-term borrowings on the condensed consolidated statements of financial condition based on the contractual maturity at origination.
Additionally, the Company has access to committed borrowing capacity through private securitizations to support the funding of its credit card loan receivables. As of March 31, 2025 and December 31, 2024, the total commitment of secured credit facilities through private providers was $3.5 billion, none of which was drawn. Access to the unused portions of the secured credit facilities is subject to the terms of the agreements with each of the providers. The secured credit facilities have various expirations in 2025 and 2026. Borrowings outstanding under each facility bear interest at a margin above the Term Secured Overnight Financing Rate ("SOFR") or the asset-backed commercial paper costs of each provider. The terms of each agreement provide for a commitment fee to be paid on the unused capacity and include various affirmative and negative covenants, including performance metrics and legal requirements similar to those required to issue any term securitization transaction.
7.    Preferred Stock
The table below presents a summary of the Company's non-cumulative perpetual preferred stock that is outstanding at March 31, 2025 (dollars in millions, except per depositary share amounts):

Series	Description	Initial Issuance Date	Liquidation Preference and Redemption Price per Depositary Share(1)	Per Annum Dividend Rate in effect at March 31, 2025	Total Depositary Shares Authorized, Issued and Outstanding		Carrying Value
					March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
C(2)(3)(4)	Fixed-to-Floating Rate	10/31/2017	$1,000	5.500%	570,000	570,000	$563	$563
D(2)(5)(6)	Fixed-Rate Reset	6/22/2020	$1,000	6.125%	500,000	500,000	493	493
Total Preferred Stock					1,070,000	1,070,000	$1,056	$1,056

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

8.    Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive (loss) income ("AOCI") were as follows (dollars in millions):

	Unrealized (Losses) Gains on Available-for-Sale Investment Securities, Net of Tax	(Losses) Gains on Cash Flow Hedges, Net of Tax	Losses on Pension Plan, Net of Tax	AOCI
For the Three Months Ended March 31, 2025
Balance at December 31, 2024	$(86)	$(20)	$(190)	$(296)
Net change	95	49	—	144
Balance at March 31, 2025	$9	$29	$(190)	$(152)

For the Three Months Ended March 31, 2024
Balance at December 31, 2023	$(37)	$(8)	$(180)	$(225)
Net change	(97)	(71)	—	(168)
Balance at March 31, 2024	$(134)	$(79)	$(180)	$(393)

The following table presents each component of other comprehensive income ("OCI") before reclassifications and amounts reclassified from AOCI for each component of OCI before- and after-tax (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Net of Tax
For the Three Months Ended March 31, 2025
Available-for-Sale Investment Securities
Net unrealized holding gains arising during the period	$126	$(31)	$95
Net change	$126	$(31)	$95
Cash Flow Hedges
Net unrealized gains arising during the period	$53	$(13)	$40
Amounts reclassified from AOCI	12	(3)	9
Net change	$65	$(16)	$49

For the Three Months Ended March 31, 2024
Available-for-Sale Investment Securities
Net unrealized holding losses arising during the period	$(129)	$32	$(97)
Net change	$(129)	$32	$(97)
Cash Flow Hedges
Net unrealized losses arising during the period	$(131)	$32	$(99)
Amounts reclassified from AOCI	37	(9)	28
Net change	$(94)	$23	$(71)

9.    Income Taxes
The following table presents the calculation of the Company's effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Income before income taxes	$1,444	$1,119
Income tax expense	$340	$268
Effective income tax rate	23.5%	23.9%

The effective tax rate decreased for the three months ended March 31, 2025 as compared to the same period in 2024 due to the recognition of a reduction of a non-deductible charge representing civil money penalties related to the card product misclassification.

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
10.    Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share ("EPS") (dollars and shares in millions, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Numerator
Net income	$1,104	$851
Preferred stock dividends	(31)	(31)
Net income available to common stockholders	1,073	820
Income allocated to participating securities	(4)	(7)
Net income allocated to common stockholders	$1,069	$813
Denominator
Weighted-average shares of common stock outstanding	252	250
Weighted-average shares of common stock outstanding and common stock equivalents	252	250

Basic earnings per common share	$4.25	$3.25
Diluted earnings per common share	$4.25	$3.25

Anti-dilutive securities were not material and had no impact on the computation of diluted EPS for the three months ended March 31, 2025 and 2024.
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
In accordance with the final rule on the impact of current expected credit losses ("CECL") on regulatory capital, the Company elected to phase in the impact over three years, which ended December 31, 2024. Accordingly, during the phase-in period, the Company's Common Equity Tier 1 ("CET1") capital ratios were higher than they otherwise would have been.
As of March 31, 2025 and December 31, 2024, DFS and Discover Bank met all Basel III minimum capital ratio requirements to which they were subject. DFS and Discover Bank also met the requirements to be considered "well-capitalized" under Regulation Y and prompt corrective action rules, respectively. There have been no conditions or events that management believes have changed DFS' or Discover Bank's category. To be categorized as "well-capitalized", DFS and Discover Bank must maintain minimum capital ratios outlined in the table below.
The following table shows the actual capital amounts and ratios of DFS and Discover Bank and comparisons of each to the regulatory minimum and "well-capitalized" requirements (dollars in millions):

	Actual		Minimum Capital Requirements		Capital Requirements To Be Classified as Well-Capitalized
	Amount	Ratio(1)	Amount	Ratio	Amount(2)	Ratio(2)
March 31, 2025
Total capital (to risk-weighted assets)
Discover Financial Services	$20,755	17.1%	$9,688	≥8.0%	$12,109	≥10.0%
Discover Bank	$16,801	14.1%	$9,526	≥8.0%	$11,908	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$18,860	15.6%	$7,266	≥6.0%	$7,266	≥6.0%
Discover Bank	$14,181	11.9%	$7,145	≥6.0%	$9,526	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$18,860	12.8%	$5,915	≥4.0%	N/A	N/A
Discover Bank	$14,181	9.7%	$5,840	≥4.0%	$7,300	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$17,804	14.7%	$5,449	≥4.5%	N/A	N/A
Discover Bank	$14,181	11.9%	$5,359	≥4.5%	$7,740	≥6.5%

December 31, 2024
Total capital (to risk-weighted assets)
Discover Financial Services	$20,420	16.5%	$9,892	≥8.0%	$12,365	≥10.0%
Discover Bank	$17,311	14.2%	$9,755	≥8.0%	$12,193	≥10.0%
Tier 1 capital (to risk-weighted assets)
Discover Financial Services	$18,503	15.0%	$7,419	≥6.0%	$7,419	≥6.0%
Discover Bank	$14,665	12.0%	$7,316	≥6.0%	$9,755	≥8.0%
Tier 1 capital (to average assets)
Discover Financial Services	$18,503	12.3%	$6,003	≥4.0%	N/A	N/A
Discover Bank	$14,665	9.9%	$5,933	≥4.0%	$7,417	≥5.0%
Common Equity Tier 1 (to risk-weighted assets)
Discover Financial Services	$17,448	14.1%	$5,564	≥4.5%	N/A	N/A
Discover Bank	$14,665	12.0%	$5,487	≥4.5%	$7,926	≥6.5%

(1)Capital ratios are calculated based on the Basel III standardized approach rules, subject to applicable transition provisions, including CECL transition provisions which ended December 31, 2024.
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
Commitments
Unused Credit Arrangements
At March 31, 2025, the Company had unused credit arrangements for loans of approximately $237.9 billion. Such arrangements arise primarily from agreements with customers for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions in the related agreements. These arrangements, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital. As the Company’s credit card loans are unconditionally cancellable, no liability for expected credit losses is required for unused lines of credit.
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
The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. In the event all licensees and/or issuers were to become unable to settle their transactions, the Company estimates its maximum potential counterparty exposures to these settlement guarantees would be approximately $140 million as of March 31, 2025.
The Company believes that the estimated amounts of maximum potential future payments are not representative of the Company's actual potential loss exposure given Diners Club's and PULSE's insignificant historical losses from these counterparty exposures. As of March 31, 2025, the Company had not recorded any contingent liability in the condensed consolidated statements of financial condition for these counterparty exposures and management believes that the probability of any payments under these arrangements is low.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer (e.g., in the event of merchant default or dissolution or after expiration of the time period for chargebacks in the applicable agreement), the Discover Network will bear the loss for the amount credited or refunded to the customer. In most instances, a loss by the Discover Network is unlikely to arise in connection with payments on card transactions because most products or services are delivered when purchased and credits are issued by merchants on returned items in a timely fashion, thus minimizing the likelihood of cardholder disputes with respect to amounts paid by the Discover Network. However, where the product or service is not scheduled to be provided to the customer until a later date following the purchase, the likelihood of a contingent payment obligation by the Discover Network increases. Losses related to merchant chargebacks were not material for the three months ended March 31, 2025 and 2024.
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
The following table summarizes certain information regarding merchant chargeback guarantees (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Aggregate sales transaction volume(1)	$52,538	$61,332

(1)Represents transactions processed on the Discover Network for which a potential liability exists that, in aggregate, can differ from credit card sales volume.

The Company did not record any contingent liability in the condensed consolidated financial statements for merchant chargeback guarantees as of March 31, 2025 and December 31, 2024. The Company mitigates the risk of potential loss exposure by withholding settlement from merchants, obtaining third-party guarantees, or obtaining escrow deposits or letters of credit from certain merchant acquirers or merchants that are considered a higher risk due to various factors such as time delays in the delivery of products or services. As of March 31, 2025 and December 31, 2024, the Company had escrow deposits and settlement withholdings of $4 million and $11 million, respectively, which are recorded in interest-bearing deposit accounts and accrued expenses and other liabilities on the Company's condensed consolidated statements of financial condition.
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
The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's business including, among other matters, regulatory, accounting, tax and other operational matters. The investigations and proceedings may result in significant adverse judgments, settlements, fines, penalties, injunctions, decreases in regulatory ratings, customer restitution or other relief. These outcomes could materially impact the Company's condensed consolidated financial statements, increase its cost of operations, or limit the Company's ability to execute its business strategies and engage in certain business activities. The Company and certain of its subsidiaries are subject to consent orders with the Consumer Financial Protection Bureau ("CFPB"), Federal Reserve and FDIC, as described below. Pursuant to powers granted under federal banking laws, regulatory agencies have broad and sweeping discretion and may assess civil money penalties, require changes to certain business practices or require customer restitution at any time.
In accordance with applicable accounting guidance, the Company establishes a liability for legal and regulatory matters when those matters create loss contingencies that are both probable and estimable. Except as discussed below regarding the card product misclassification matter, other litigation and regulatory settlement-related expenses were immaterial for the three months ended March 31, 2025 and 2024.
There may be an exposure to loss in excess of any amounts accrued. The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), in excess of the amounts that the Company has accrued for legal and regulatory proceedings, is up to $60 million as of March 31, 2025. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which the Company is involved and considers the Company's best estimate of such losses for those matters for which an estimate can be made. It does not represent the Company's maximum potential loss exposure. Various aspects of the legal and regulatory proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the estimate.
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
Discover Bank has been working diligently to complete items required by the 2023 Order. This includes having retained third party consultants to conduct independent reviews and the submission of action plans to the FDIC by the required deadlines for review and feedback. The actions completed to date, taken together with actions previously undertaken to improve and enhance its compliance management system and enhance related corporate governance, address multiple consent order objectives, however, many provisions require longer term implementation. As discussed further below, on April 16, 2025, following the consent of the Board of Directors of Discover Bank, Discover Bank entered into an amended and restated consent order (the "2025 FDIC Order") with the FDIC, which amends and restates the 2023 Order in order to reflect progress made to-date and remaining work with respect to items required by the 2023 Order and also to reflect the FDIC's investigation into the card product misclassification.
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
Card Product Misclassification
As of March 31, 2025, the balance of the Company's counterparty restitution liability was $1.2 billion, including additional accruals for interest on the overcharges committed to as part of the counterparty restitution plan approved by the Board of Directors in the third quarter of 2023, additional concessions agreed to as part of the class action settlement negotiations through the first quarter of 2025 and settlement disbursements to date. As reported in the Company's Current Report on Form 8-K filed on July 3, 2024, the Company and certain of its subsidiaries entered into a settlement agreement to resolve putative class actions filed on behalf of merchants allegedly affected by the card product misclassification. The settlement agreement, which is subject to court approval, would resolve claims by parties affected by the card product misclassification (merchants, merchant acquirers and other intermediaries). The Company expects all payments under the settlement agreement to be covered by the $1.2 billion liability. Substantially all of the liability represents amounts payable to or on behalf of impacted merchants, merchant acquirers and other intermediaries in settlement of the card product misclassification matter, with $26 million of that balance representing provision for legal fees and expenses payable to plaintiffs' counsel. On August 27, 2024, plaintiffs moved for preliminary approval, and on October 22, 2024, the court entered an order granting preliminary approval. Subsequently, the parties to the putative class action entered into a revised settlement agreement, which resulted in minor adjustments to the restitution liability in the fourth quarter of 2024. On January 22, 2025, plaintiffs moved for preliminary approval of the revised settlement agreement. The liability does not include any potential regulatory fines or penalties, or the cost of administering the distribution of funds to affected parties.

The following table summarizes the change in the Company's counterparty restitution liability pertaining to the card product misclassification (dollars in millions):

For the Three Months Ended March 31, 2025
Balance at December 31, 2024	$1,224
Provision for refund of overcharges	—
Provision for interest on overcharges	11
Provision for other settlement concessions	15
Disbursements	(4)
Balance at March 31, 2025	$1,246

In addition to the 2025 FDIC Order discussed above, on April 18, 2025, the Federal Reserve, following the consent of the Board of Directors of the Company and DFS Services LLC, issued a consent order to the Company and DFS Services LLC (the "2025 FRB Order"). The 2025 FDIC Order and the 2025 FRB Order, together, resolve these agencies' investigations of the Company, Discover Bank, and DFS Services LLC concerning the previously disclosed card product misclassification issue. Each of the orders requires changes to policies and procedures to address the card product misclassification issue and restitution to affected parties; that work is already underway. Together, the agencies assessed civil money penalties of $250 million. The full amount of the penalties was accrued as of September 30, 2024.
In addition, the Company and its subsidiaries have been named as defendants in various lawsuits, including a putative class action on behalf of shareholders and a shareholder derivative action. On March 31, 2025, the court dismissed the putative shareholder class action without prejudice. The Company is also cooperating with an SEC investigation into the card product misclassification matter. The Company believes that additional losses are probable as a result of these actions and such losses could be material but it is not able to make a reasonable estimate of the amount or range of such losses as of March 31, 2025.
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

	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2025
Assets
Fair value - OCI
Other short-term investments	$4,728	$—	$—	$4,728

U.S. Treasury securities	$14,146	$—	$—	$14,146
Residential mortgage-backed securities - Agency	—	356	—	356
Available-for-sale investment securities	$14,146	$356	$—	$14,502

Derivative financial instruments - cash flow hedges(1)	$—	$2	$—	$2

Fair value - Net income
Derivative financial instruments - fair value hedges(1)	$—	$2	$—	$2

Balance at December 31, 2024
Assets
Fair value - OCI
Other short-term investments	$5,423	$—	$—	$5,423

U.S. Treasury securities	$13,988	$—	$—	$13,988
Residential mortgage-backed securities - Agency	—	371	—	371
Available-for-sale investment securities	$13,988	$371	$—	$14,359

Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

Liabilities
Fair value - OCI
Derivative financial instruments - cash flow hedges(1)	$—	$1	$—	$1

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
Available-for-Sale Investment Securities
Investment securities classified as available-for-sale consist of U.S. Treasury securities and RMBS. The fair value estimates of investment securities classified as Level 1, consisting of U.S. Treasury securities, are determined based on quoted market prices for the same securities. The fair value estimates of RMBS are classified as Level 2 and are valued by maximizing the use of relevant observable inputs, including quoted prices for similar securities, benchmark yield curves and market-corroborated inputs.
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
At March 31, 2025, amounts reported in RMBS reflect U.S. government agency obligations issued by Ginnie Mae, Fannie Mae and Freddie Mac with an aggregate par value of $366 million, a weighted-average coupon of 4.13% and a weighted-average remaining maturity of four years.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill. For these assets, measurement at fair value in periods subsequent to the initial recognition of the assets may be applicable whenever one is tested for impairment. No impairments were recognized related to these assets during the three months ended March 31, 2025 and 2024.

Financial Instruments Measured at Other Than Fair Value
The following tables disclose the estimated fair value of the Company's financial assets and financial liabilities that are not required to be carried at fair value (dollars in millions):

Balance at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Carrying Value
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$253	$—	$253	$273
Held-to-maturity investment securities	$—	$253	$—	$253	$273

Net loan receivables	$—	$—	$116,614	$116,614	$109,295

Carrying value approximates fair value(1)
Cash and cash equivalents	$11,865	$—	$—	$11,865	$11,865
Restricted cash	$970	$—	$—	$970	$970
Accrued interest receivables(2)	$—	$970	$—	$970	$970

Liabilities
Amortized cost
Time deposits(3)	$—	$41,112	$—	$41,112	$40,910

Long-term borrowings - owed to securitization investors	$—	$7,223	$—	$7,223	$7,237
Other long-term borrowings	—	7,442	—	7,442	7,301
Long-term borrowings	$—	$14,665	$—	$14,665	$14,538

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$302	$—	$302	$302

Balance at December 31, 2024
Assets
Amortized cost
Residential mortgage-backed securities - Agency	$—	$247	$—	$247	$271
Held-to-maturity investment securities	$—	$247	$—	$247	$271

Net loan receivables	$—	$—	$120,422	$120,422	$112,795

Carrying value approximates fair value(1)
Cash and cash equivalents	$8,474	$—	$—	$8,474	$8,474
Restricted cash	$25	$—	$—	$25	$25
Accrued interest receivables(2)	$—	$998	$—	$998	$998

Liabilities
Amortized cost
Time deposits(3)	$—	$42,228	$—	$42,228	$41,950

Long-term borrowings - owed to securitization investors	$—	$8,456	$—	$8,456	$8,475
Other long-term borrowings	—	7,891	—	7,891	7,778
Long-term borrowings	$—	$16,347	$—	$16,347	$16,253

Carrying value approximates fair value(1)
Accrued interest payables(2)	$—	$315	$—	$315	$315

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
Cash Flow Hedges
The Company uses interest rate swaps to manage its exposure to variability in cash flows related to changes in interest rates on interest-earning assets and funding instruments. These interest rate swaps qualify for hedge accounting in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). At March 31, 2025 and December 31, 2024, the Company's outstanding cash flow hedges primarily relate to interest receipts from credit card receivables and had an initial maximum period of five years.
The change in the fair value of derivatives designated as cash flow hedges is recorded in OCI and is subsequently reclassified into earnings in the period that the hedged forecasted cash flows affect earnings. Amounts reported in AOCI related to derivatives at March 31, 2025, will be reclassified to interest income and interest expense as interest receipts and payments are accrued on the Company's then outstanding credit card receivables and certain floating-rate debt, respectively. During the next 12 months, the Company estimates it will reclassify $2 million into pretax earnings related to its cash flow hedges.
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
Derivatives Activity
The following table summarizes the fair value (including accrued interest) and outstanding notional amounts of derivative instruments and related collateral balances (dollars in millions):

	March 31, 2025				December 31, 2024
	Notional Amount	Number of Outstanding Derivative Contracts	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps—cash flow hedge	$19,250	21	$2	$—	$17,750	$1	$1
Interest rate swaps—fair value hedge	$14,621	18	2	—	$15,371	—	—
Derivatives not designated as hedges
Foreign exchange forward contracts(1)	$27	4	—	—	$28	—	—
Total gross derivative assets/liabilities(2)			4	—		1	1
Less: collateral held/posted(3)			—	—		—	(1)
Total net derivative assets/liabilities			$4	$—		$1	$—

(1)The foreign exchange forward contracts have notional amounts of EUR 1 million, GBP 2 million, SGD 1 million and INR 1.9 billion as of March 31, 2025, and notional amounts of EUR 1 million, GBP 3 million, SGD 1 million and INR 1.8 billion as of December 31, 2024.
(2)In addition to the derivatives disclosed in the table, the Company enters into forward contracts to purchase when-issued mortgage-backed securities and tax exempt single family mortgage revenue bonds as part of its community reinvestment initiatives. At March 31, 2025, the Company had one outstanding contract with a total notional amount of $58 million and an immaterial fair value. At December 31, 2024, the Company had one outstanding contract with a total notional amount of $65 million and an immaterial fair value.
(3)Collateral amounts, which consist of cash and investment securities, are limited to the related derivative asset/liability balance and do not include excess collateral received/pledged.
The following amounts were recorded on the statements of financial condition related to cumulative basis adjustments for fair value hedges (dollars in millions):

	March 31, 2025		December 31, 2024
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Increasing the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Decreasing the Carrying Amount of Hedged Liabilities(1)
Long-term borrowings	$14,641	$55	$15,324	$(8)

(1)The balance includes $5 million of cumulative hedging adjustments related to discontinued hedging relationships as of March 31, 2025 and December 31, 2024.

The following table summarizes the impact of the derivative instruments on income and indicates where within the condensed consolidated financial statements such impact is reported (dollars in millions):

	Location and Amount of (Losses) Gains Recognized on the Condensed Consolidated Statements of Income
	Interest Expense		Interest Income (Credit Card)
	Deposits	Long-Term Borrowings
For the Three Months Ended March 31, 2025
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,058)	$(185)	$3,979

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$—	$(12)

(Losses) gains on fair value hedging relationships
Losses on hedged items	$(26)	$(38)	$—
Gains on interest rate swaps	25	27	—
Total losses on fair value hedging relationships	$(1)	$(11)	$—

For the Three Months Ended March 31, 2024
Total amounts of income and expense line items presented in the condensed consolidated statements of income, where the effects of fair value or cash flow hedges are recorded	$(1,210)	$(245)	$3,938

The effects of cash flow and fair value hedging
Gains (losses) on cash flow hedging relationships
Amounts reclassified from OCI into earnings	$—	$3	$(40)

Gains (losses) on fair value hedging relationships
Gains on hedged items	$3	$103	$—
Losses on interest rate swaps	(4)	(138)	—
Total losses on fair value hedging relationships	$(1)	$(35)	$—

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
The Company's CODM is the Chief Executive Officer. The CODM reviews financial results on a regular basis to assess total company and line of business performance. The information reviewed, including plan-to-actual comparisons, ratio analysis and other relevant metrics is then used to inform decisions impacting the Company's reportable segments, including evaluating expense budgets for lines of business, which comprise those reportable segments. The business segment reporting provided to and used by the Company's CODM is prepared using the following principles and allocation conventions:
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
•The revenues of each segment are derived from external sources. The segments do not earn revenue from intercompany sources.
•Income taxes are not specifically allocated between the operating segments in the information reviewed by the CODM.

The following table presents segment data (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended March 31, 2025
Interest income
Credit card loans	$3,979	$—	$3,979
Personal loans	352	—	352
Home loans	153	—	153
Other loans	1	—	1
Other interest income	316	—	316
Total interest income	4,801	—	4,801
Interest expense	1,243	—	1,243
Net interest income	3,558	—	3,558
Provision for credit losses	1,244	—	1,244
Other income	556	137	693
Other expense
Employee compensation and benefits	713	22	735
Marketing and business development	245	1	246
Information processing and communications	173	7	180
Professional fees	281	8	289
Premises and equipment	23	1	24
Other expense	82	7	89
Total other expense(1)	1,517	46	1,563
Income before income taxes	$1,353	$91	$1,444

For the Three Months Ended March 31, 2024
Interest income
Credit card loans	$3,938	$—	$3,938
Private student loans	264	—	264
Personal loans	333	—	333
Home loans	114	—	114
Other loans	1	—	1
Other interest income	298	—	298
Total interest income	4,948	—	4,948
Interest expense	1,461	—	1,461
Net interest income	3,487	—	3,487
Provision for credit losses	1,497	—	1,497
Other income	541	132	673
Other expense
Employee compensation and benefits	651	20	671
Marketing and business development	247	3	250
Information processing and communications	157	6	163
Professional fees	280	12	292
Premises and equipment	19	1	20
Other expense	140	8	148
Total other expense(1)	1,494	50	1,544
Income before income taxes	$1,037	$82	$1,119

(1)Financial information provided to the CODM for the Digital Banking segment included total direct expenses of $672 million and $649 million and total allocated expenses of $845 million and $845 million for the three months ended March 31, 2025 and 2024, respectively. For the Payment Services segment, that information included $30 million and $31 million in total direct expenses and $16 million and $19 million in total allocated expenses for the three months ended March 31, 2025 and 2024, respectively.

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
The following table presents revenue from contracts with customers disaggregated by business segment and reconciles revenue from contracts with customers to total other income (dollars in millions):

	Digital Banking	Payment Services	Total
For the Three Months Ended March 31, 2025
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$308	$26	$334
Protection products revenue	42	—	42
Transaction processing revenue	—	89	89
Other income	2	22	24
Total other income subject to ASC 606(2)	352	137	489
Other income not subject to ASC 606
Loan fee income	204	—	204
Total other income not subject to ASC 606	204	—	204
Total other income by operating segment	$556	$137	$693

For the Three Months Ended March 31, 2024
Other income subject to ASC 606
Discount and interchange revenue, net(1)	$296	$25	$321
Protection products revenue	42	—	42
Transaction processing revenue	—	87	87
Other income	3	20	23
Total other income subject to ASC 606(2)	341	132	473
Other income not subject to ASC 606
Loan fee income	200	—	200
Total other income (loss) not subject to ASC 606	200	—	200
Total other income by operating segment	$541	$132	$673

(1)Net of rewards, including Cashback Bonus rewards, of $703 million for the three months ended March 31, 2025 and 2024.
(2)Excludes $1 million and $2 million of deposit product fees that are reported within net interest income for the three months ended March 31, 2025 and 2024, respectively.
For a detailed description of the Company's significant revenue recognition accounting policies, see Note 2: Summary of Significant Accounting Policies to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2024.
18.    Subsequent Events
On April 16, 2025, the FDIC assessed a civil money penalty of $150 million against Discover Bank. On April 18, 2025, the Board of Governors of the Federal Reserve System assessed a civil money penalty of $100 million against the Company and DFS Services LLC. See Note 13: Litigation and Regulatory Matters for more information on these assessments. The full amount of the penalties was accrued as of September 30, 2024.
On April 18, 2025, the Board of Governors of the Federal Reserve System and the OCC approved the pending merger with Capital One. See Note 1: Background and Basis of Presentation — Pending Merger with Capital One Financial Corporation for more information on the pending merger.

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
The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: changes in economic variables, such as the availability of consumer credit, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt and investor sentiment; the impact of current, pending and future legislation, regulation, supervisory guidance and regulatory and legal actions, including, but not limited to, those related to accounting guidance, tax reform, financial regulatory reform, consumer financial services practices, anti-corruption and funding, capital and liquidity; risks related to the proposed merger with Capital One including, among others, (i) failure to complete the merger with Capital One, (ii) diversion of management’s attention from ongoing business operations and opportunities, (iii) cost and revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (iv) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (v) deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, and (vi) expenses related to the proposed merger being greater than expected; our ability to manage our expenses; our ability to successfully achieve card acceptance across our networks and maintain relationships with network participants and merchants; our ability to sustain our card, personal and home loan growth; our ability to increase or sustain Discover card usage or attract new customers; difficulty obtaining regulatory approval for financing, closing, transitioning, integrating or managing the expenses of acquisitions of or investments in new businesses, products or technologies; our ability to manage our credit risk, market risk, liquidity risk, operational risk, compliance and legal risk and strategic risk; the availability and cost of funding and capital; access to deposit, securitization, equity, debt and credit markets; the impact of rating agency actions; the level and volatility of equity prices, commodity prices and interest rates, currency values, investments, other market fluctuations and other market indices; losses in our investment portfolio; limits on our ability to pay dividends and repurchase our common stock; limits on our ability to receive payments from our subsidiaries; fraudulent activities or material security breaches of our or others' key systems; our ability to remain organizationally effective; our ability to maintain relationships with merchants; the effect of political, economic and market conditions, geopolitical events, climate change, pandemics and unforeseen or catastrophic events; our ability to introduce new products and services; our ability to manage our relationships with third-party vendors, as well as those with which we have no direct relationship such as our employees' internet service providers; our ability to maintain current technology and integrate new and acquired systems and technology; our ability to collect amounts for disputed transactions from merchants and merchant acquirers; our ability to attract and retain employees; our ability to protect our reputation and our intellectual property; our ability to comply with regulatory requirements, including existing consent orders; and new lawsuits, investigations or similar matters or unanticipated developments related to current matters. We routinely evaluate and may pursue acquisitions of, investments in or divestitures from businesses, products, technologies, loan portfolios or deposits, which may involve payment in cash or our debt or equity securities.
Additional factors that could cause our results to differ materially from those described below can be found in this section of this quarterly report and in "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2024, which is filed with the Securities and Exchange Commission ("SEC") and available at the SEC's internet site (https://www.sec.gov).

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
Quarter Highlights
The highlights below compare results as of and for the three months ended March 31, 2025, against results for the same period in the prior year.
•Net income was $1.1 billion, or $4.25 per diluted share, compared to net income of $851 million, or $3.25 per diluted share, in the prior year.
•Total loans declined $9.2 billion, or 7%, to $117.4 billion.
•Credit card loans declined $0.4 billion to $99.0 billion.
•The net charge-off rate for credit card loans decreased 19 basis points to 5.47% and the delinquency rate for credit card loans over 30 days past due decreased 17 basis points to 3.66%.
•Direct-to-consumer deposits grew $5.1 billion, or 6%, to $92.4 billion.
•Payment Services transaction volume for the segment was $96.4 billion, down 4%.
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

In July 2023, the Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC", and together with the Federal Reserve and the OCC, the "Agencies") issued a proposal to amend the risk-based capital framework (the "Basel III rules"), which includes replacing the current "advanced approach" with a new expanded risk-based approach. In addition, the proposal introduces new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, and would significantly revise risk-based capital requirements for all banking institutions with assets of $100 billion or more, including DFS. If adopted, the new requirements would be effective July 1, 2025 with a three-year transition period. In September 2024, the Federal Reserve Vice Chair for Supervision previewed potential changes to the July 2023 proposal, including no longer subjecting Category IV institutions to the proposed revisions other than the requirement to recognize accumulated other comprehensive income, such as unrealized gains and losses on available-for-sale securities, in regulatory capital. The Federal Reserve, OCC and FDIC have not yet issued any changes to the July 2023 proposal.

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
On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve. On June 26, 2024, the Federal Reserve announced the results of the 2024 Comprehensive Capital Analysis and Review ("CCAR") exercise, followed by the release of the final large bank capital requirements on August 28, 2024. Our new SCB requirement increased to 3.1%, effective beginning October 1, 2024, through September 30, 2025, subject to potential recalculation, as discussed in the next paragraph. In accordance with the capital plan rule amendments, we elected not to participate in the 2025 supervisory stress tests, but on April 4, 2025, did submit to the Federal Reserve our 2025 capital plan based on a forward-looking internal assessment of income and capital under baseline and stressful conditions.
Under the Basel III rules, a firm must update and resubmit its capital plan under certain circumstances, including a material change in the firm's risk profile, financial condition or corporate structure since its last capital plan submission. We determined our entry into an agreement and plan of merger ("Merger Agreement") with Capital One Financial Corporation ("Capital One") required us to resubmit our 2024 capital plan and we submitted an updated capital plan on May 3, 2024. The resubmission process is ongoing. Under the capital plan rule and as a consequence of the resubmission requirement, we must receive prior approval for any dividend or other capital distribution, other than a capital distribution on a newly issued capital instrument, and the Federal Reserve may recalculate our SCB.
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
The CFPB’s priorities have historically focused on, among other things, increased enforcement of existing consumer protection laws, with a particular focus on fees charged to consumers, UDAAP, fair lending, student lending and servicing, debt collection and credit reporting. Additionally, detection of repeat offenders, such as companies that violate a formal court or agency order, has also become a priority for the CFPB. In March 2022, the CFPB identified, as repeat offenders, several companies that have had multiple enforcement actions, including Discover. The CFPB has taken action against financial institutions for violating prior enforcement actions. In December 2020, certain of our subsidiaries entered into a consent order with the CFPB regarding identified private student loan servicing practices. See Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements for more information.
Although the priorities and actions of the CFPB are likely to differ significantly in the new U.S. presidential administration, state regulators (including attorneys general) may seek to fill a perceived void.
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
Data Security and Privacy
Policymakers at the federal and state levels remain focused on enhancing data security and data breach incident response requirements. These policymakers have proposed and enacted regulations and legislation to augment consumer data privacy standards and require companies to assess and/or disclose cybersecurity metrics, risks, opportunities, policies and practices. At the federal level, Discover is subject to the Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations and guidance, which regulate Discover's use and disclosure of our consumers' nonpublic personal information ("NPI"). In October 2024, the CFPB finalized its Personal Financial Data Rights Rule, which requires financial institutions to make certain consumer data available upon request to consumers and authorized third parties and standardizes the way in which the data is shared. In July 2023, the SEC adopted rules on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure. For more information on Discover's cybersecurity program in connection with these rules, see "Item 1C. Cybersecurity" in our annual report on Form 10-K for the year ended December 31, 2024. In April 2024, the Department of Homeland Security proposed regulations to implement the Cyber Incident Reporting for Critical Infrastructure Act of 2022 and create new cyber incident and ransom payment reporting requirements for covered entities, including entities that own or operate financial services sector infrastructure. Final regulations are expected to be published in late 2025 and become effective in 2026.
At the state level, the California Consumer Privacy Act ("CCPA"), which became effective in 2020, created a broad set of privacy rights and remedies. The California Privacy Rights Act, which became effective in 2023, amended the CCPA, enhanced consumer privacy protections and created a new California Privacy Protection Agency ("CPPA"). The CPPA has proposed additional regulations around cybersecurity, risk assessments and automated decision-making technology that may impact Discover as the proposed regulations move forward in the formal rulemaking process. Other states continue to pass or propose privacy legislation, with which we may be required to comply. To date, these laws have contained either data-level or entity-level exemptions for financial institutions subject to the GLBA or state banking laws, so the impact of these state privacy laws on several Discover businesses is limited. We continue to evaluate the impact of the CCPA, as well as other federal and state privacy laws, on our businesses and other providers of consumer financial services, including laws regulating the capture and use of consumer biometric information. For more information on the impact to Discover of data security and privacy laws on regulation, see "Business — Supervision and Regulation" and "Item 1A. Risk Factors" to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2024.
Environmental, Social and Governance Matters
Environmental, social and governance ("ESG") issues, including climate change, human capital and governance practices, have been a significant area of focus by U.S. federal, state and international lawmakers and regulatory agencies, as well as shareholders and other stakeholders. There have been Executive Orders and legislative and regulatory developments on such issues, including proposed, issued or implemented legislation and rulemakings concerning how companies assess and/or disclose climate and other ESG information, risks, opportunities, policies and practices. The potential impacts of these Executive Orders, legislative and regulatory requirements are being evaluated at this time.

Segments
We manage our business activities in two segments, Digital Banking and Payment Services, based on the products and services provided. For a detailed description of the operations of each segment, as well as the allocation conventions used in our business segment reporting, see Note 16: Segment Disclosures to our condensed consolidated financial statements.
The following table presents segment data (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Digital Banking
Interest income
Credit card loans	$3,979	$3,938
Private student loans	—	264
Personal loans	352	333
Home loans	153	114
Other loans	1	1
Other interest income	316	298
Total interest income	4,801	4,948
Interest expense	1,243	1,461
Net interest income	3,558	3,487
Provision for credit losses	1,244	1,497
Other income	556	541
Other expense
Employee compensation and benefits	713	651
Marketing and business development	245	247
Information processing and communications	173	157
Professional fees	281	280
Premises and equipment	23	19
Other expense	82	140
Total other expense	1,517	1,494
Income before income taxes	1,353	1,037
Payment Services
Other income	137	132
Other expense
Employee compensation and benefits	22	20
Marketing and business development	1	3
Information processing and communications	7	6
Professional fees	8	12
Premises and equipment	1	1
Other expense	7	8
Total other expense	46	50
Income before income taxes	91	82
Total income before income taxes	$1,444	$1,119

The following table presents information on transaction volume (in millions):

	For the Three Months Ended March 31,
	2025	2024
Network Transaction Volume
PULSE Network	$81,329	$79,073
Network Partners	3,009	11,070
Diners Club(1)	12,046	10,181
Total Payment Services	96,384	100,324
Discover Network — Proprietary(2)	50,990	51,764
Total Network Transaction Volume	$147,374	$152,088
Transactions Processed on Networks
Discover Network	882	883
PULSE Network	2,373	2,312
Total Transaction Processed on Networks	3,255	3,195
Credit Card Volume
Discover Card Volume(3)	$52,410	$53,239
Discover Card Sales Volume(4)	$49,305	$50,137

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
Digital Banking
Our Digital Banking segment reported pretax income of $1.4 billion for the three months ended March 31, 2025, as compared to $1.0 billion for the same period in 2024.
Net interest income increased for the three months ended March 31, 2025, as compared to the same period in 2024, primarily driven by a higher yield on loans and lower funding costs, partially offset by a lower average level of loan receivables. Interest income decreased compared to the prior year primarily due to a lower average level of loan receivables and lower market rates, partially offset by a higher yield on loans due to a favorable loan receivables mix driven by the sale of the student loan portfolio. Interest expense decreased compared to the prior year primarily due to lower funding costs driven by lower market rates and a smaller funding base.
For the three months ended March 31, 2025, the provision for credit losses decreased as compared to the same period in 2024, primarily driven by improved credit quality in the credit card portfolio. For a detailed discussion on provision for credit losses, see "— Loan Quality — Provision and Allowance for Credit Losses."
Total other income was relatively flat for the three months ended March 31, 2025, as compared to the same period in 2024.
Total other expense increased for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in employee compensation and benefits, which was driven by higher average salaries and employee retention awards. This increase was partially offset by a decrease in other expense driven primarily by a reduction in the charge for civil money penalties related to the card product classification. For more information regarding the card product misclassification, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements.
Discover card sales volume was $49.3 billion for the three months ended March 31, 2025, which was a decrease of 1.7% as compared to the same period in 2024. This volume decrease was primarily driven by lower new account growth.
Payment Services
Pretax income for the Payment Services segment increased for the three months ended March 31, 2025, as compared to the same period in 2024. The increase in segment pretax income was primarily due to an increase in transaction processing revenue from higher transaction volume.

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
Allowance for Credit Losses
The allowance for credit losses was $8.1 billion at March 31, 2025, which reflects a $215 million release from the amount of the allowance for credit losses at December 31, 2024. The allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost. Changes in the allowance for credit losses, and in the related provision for credit losses, can materially affect net income.
In estimating the expected credit losses, we use a combination of statistical models and qualitative analysis. There is a significant amount of judgment applied in selecting inputs and analyzing the results produced to estimate the allowance for credit losses. For more information on these judgments and our accounting policies and methodologies used to determine the allowance for credit losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Loan Quality," Note 4: Loan Receivables and Note 2: Summary of Significant Accounting Policies to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2024.
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
To demonstrate the sensitivity of the estimated credit losses to the macroeconomic scenarios, we measured the impact of altering the weighting of macroeconomic scenarios used in our loss forecast. Our allowance for credit losses would increase by approximately $487 million at March 31, 2025 if we applied 100% weight to the most adverse scenario used in our loss forecast in our sensitivity analysis to reflect economic uncertainty, continued elevated interest rates, the influence of geopolitical events and increasing unemployment.
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
Earnings Summary
The following table outlines changes in our condensed consolidated statements of income (dollars in millions):

	For the Three Months Ended March 31,		2025 vs. 2024 (Decrease) Increase
	2025	2024	$	%
Interest income	$4,801	$4,948	$(147)	(3)%
Interest expense	1,243	1,461	(218)	(15)%
Net interest income	3,558	3,487	71	2%
Provision for credit losses	1,244	1,497	(253)	(17)%
Net interest income after provision for credit losses	2,314	1,990	324	16%
Other income	693	673	20	3%
Other expense	1,563	1,544	19	1%
Income before income taxes	1,444	1,119	325	29%
Income tax expense	340	268	72	27%
Net income	$1,104	$851	$253	30%
Net income allocated to common stockholders	$1,069	$813	$256	31%

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
•Changes in the interest rate environment, including the levels of interest rates and the relationships among interest rate indices, such as the prime rate, the federal funds rate, the interest rate on reserve balances, Secured Overnight Financing Rate ("SOFR"); and
•The effectiveness of interest rate swaps in our interest rate risk management program.
Net interest income increased for the three months ended March 31, 2025, as compared to the same period in 2024, primarily driven by a higher yield on loans and lower funding costs, partially offset by a lower average level of loan receivables. Interest income decreased compared to the prior year primarily due to a lower average level of loan receivables and lower market rates, partially offset by a higher yield on loans due to a favorable loan receivables mix driven by the sale of the student loan portfolio. Interest expense decreased compared to the prior year primarily due to lower funding costs driven by lower market rates and a smaller funding base.

Average Balance Sheet Analysis
(dollars in millions)

	For the Three Months Ended March 31,
	2025			2024
	Average Balance	Yield/Rate	Interest	Average Balance	Yield/Rate	Interest
Assets
Interest-earning assets
Cash and cash equivalents	$9,527	4.44%	$105	$11,980	5.51%	$164
Restricted cash	951	4.56%	11	558	7.03%	10
Other short-term investments	5,400	4.30%	57	—	—%	—
Investment securities	14,714	3.94%	143	13,682	3.64%	124
Loan receivables(1)
Credit card loans(2)(3)	100,088	16.12%	3,979	100,310	15.79%	3,938
Private student loans	—	—%	—	10,577	10.04%	264
Personal loans	10,237	13.95%	352	10,004	13.40%	333
Home loans	8,116	7.68%	153	6,179	7.42%	114
Other	54	3.02%	1	56	3.27%	1
Total loan receivables	118,495	15.35%	4,485	127,126	14.71%	4,650
Total interest-earning assets	149,087	13.06%	4,801	153,346	12.98%	4,948
Allowance for credit losses	(8,321)			(9,279)
Other assets	7,279			7,709
Total assets(4)	$148,045			$151,776
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Time deposits(5)	$41,373	4.48%	456	$45,990	4.63%	529
Money market deposits	7,152	3.85%	68	7,260	4.32%	78
Other interest-bearing savings deposits	57,202	3.79%	534	55,379	4.38%	603
Total interest-bearing deposits	105,727	4.06%	1,058	108,629	4.48%	1,210
Borrowings
Securitized borrowings(6)(7)(8)	7,895	4.40%	86	11,340	4.71%	133
Other long-term borrowings(7)(8)(9)	7,630	5.25%	99	9,572	4.94%	118
Total borrowings	15,525	4.82%	185	20,912	4.82%	251
Total interest-bearing liabilities	121,252	4.16%	1,243	129,541	4.54%	1,461
Other liabilities and stockholders' equity(10)	26,793			22,235
Total liabilities and stockholders' equity	$148,045			$151,776
Net interest income			$3,558			$3,487
Net interest margin(11)		12.18%			11.03%
Net yield on interest-earning assets(12)		9.68%			9.15%
Interest rate spread(13)		8.90%			8.44%

(1)Average balances of loan receivables and yield calculations include non-accruing loans. If the non-accruing loan balances were excluded, there would not be a material impact on the amounts reported above.
(2)Interest income on credit card loans includes $89 million and $123 million of amortization of balance transfer fees for the three months ended March 31, 2025 and 2024, respectively.
(3)Includes the impact of interest rate swap agreements used to change a portion of floating-rate assets to fixed-rate assets for the three months ended March 31, 2025 and 2024.
(4)The return on average assets, based on net income, was 0.72% and 0.56% for the three months ended March 31, 2025 and 2024, respectively.
(5)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three months ended March 31, 2025 and 2024.
(6)Includes the impact of one terminated derivative formerly designated as a cash flow hedge for the three months ended March 31, 2024.
(7)Includes the impact of interest rate swap agreements used to change a portion of fixed-rate funding to floating-rate funding for the three months ended March 31, 2025 and 2024.
(8)Includes the impact of terminated derivatives formerly designated as fair value hedges for the three months ended March 31, 2025 and 2024.
(9)Includes the impact of interest rate swap agreements used to change a portion of floating-rate funding to fixed-rate funding for the three months ended March 31, 2024.
(10)The return on average stockholders' equity, based on net income, was 23% and 24% for the three months ended March 31, 2025 and 2024, respectively.
(11)Net interest margin represents net interest income as a percentage of average total loan receivables.
(12)Net yield on interest-earning assets represents net interest income as a percentage of average total interest-earning assets.
(13)Interest rate spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

Loan Quality
Loan receivables consist of the following (dollars in millions):

	March 31, 2025	December 31, 2024
Credit card loans	$99,027	$102,786
Other loans
Personal loans	10,096	10,314
Home loans	8,223	7,963
Other loans	57	55
Total other loans	18,376	18,332
Total loan receivables	117,403	121,118
Allowance for credit losses	(8,108)	(8,323)
Net loan receivables	$109,295	$112,795

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

The following tables provide changes in our allowance for credit losses (dollars in millions):

	For the Three Months Ended March 31, 2025
	Credit Card Loans	Private Student Loans	Personal Loans	Home Loans	Total Loans
Balance at December 31, 2024	$7,403	$—	$780	$140	$8,323
Additions
Provision for credit losses	1,132	—	99	13	1,244
Deductions
Charge-offs	(1,711)	—	(129)	(4)	(1,844)
Recoveries	362	—	23	—	385
Net charge-offs	(1,349)	—	(106)	(4)	(1,459)
Balance at March 31, 2025	$7,186	$—	$773	$149	$8,108

	For the Three Months Ended March 31, 2024
	Credit Card Loans	Private Student Loans	Personal Loans	Home Loans	Total Loans
Balance at December 31, 2023	$7,619	$858	$722	$84	$9,283
Additions
Provision for credit losses(1)	1,333	53	134	11	1,531
Deductions
Charge-offs	(1,649)	(47)	(113)	(3)	(1,812)
Recoveries	238	5	13	—	256
Net charge-offs	(1,411)	(42)	(100)	(3)	(1,556)
Balance at March 31, 2024	$7,541	$869	$756	$92	$9,258

(1)Excludes a $34 million adjustment of the liability for expected credit losses on unfunded commitments for the three months ended March 31, 2024, as the liability is recorded in accrued expenses and other liabilities in our condensed consolidated statements of financial condition.
The allowance for credit losses was approximately $8.1 billion at March 31, 2025, which reflects a $215 million release from December 31, 2024. The release in the allowance for credit losses for the three months ended March 31, 2025, was primarily driven by a seasonal decline in receivables and improved credit quality in the credit card portfolio, partially offset by changes in macroeconomic forecasts.
The allowance estimation process begins with a loss forecast that uses certain macroeconomic variables and multiple macroeconomic scenarios among its inputs. In estimating the allowance at March 31, 2025, we used a macroeconomic forecast that projected the following weighted average amounts: (i) unemployment rate ending 2025 at 4.77% and, within our reasonable and supportable period, peaking at 4.88% in the second quarter of 2026 and (ii) 1.69% growth rate in real gross domestic product in 2025.
In estimating expected credit losses, we considered the uncertainties associated with borrower behavior and payment trends, as well as recent and expected macroeconomic conditions, including those relating to consumer price inflation and the fiscal and monetary policy responses to that inflation. The Federal Reserve acted to reduce the federal funds target range by 100 basis points since September 2024 citing improvement in inflation outlook and shifting focus to ensuring robust economic growth. While Federal Reserve officials believe recent trends in inflation and employment continue to be supportive of a less restrictive monetary policy in the longer-term, near-term outlook is less certain as inflation persists at higher than targeted levels while economic output and labor market data remains strong. The timing and magnitude of rate decreases throughout 2025 will be dependent on closely monitored trends in economic data, particularly inflation and labor market conditions, and monetary policy is expected to remain restrictive. While credit performance in our lending portfolios has evolved in line with our expectations, we assessed the prospects for various macroeconomic outcomes including the potential impacts of anticipated developments in setting our allowance for credit losses.
The forecast period we deemed to be reasonable and supportable was 18 months for all periods presented. The 18 months reasonable and supportable forecast period was deemed appropriate given the current economic conditions. For all periods presented, we determined that a reversion period of 12 months was appropriate for the same reason. We applied a weighted reversion method to provide a more reasonable transition to historical losses for card and personal loans for all periods presented. A straight line reversion method was used for home loans for all periods presented.

The provision for credit losses is the amount of expense realized after considering the level of net charge-offs in the period and the required amount of allowance for credit losses at the balance sheet date. For the three months ended March 31, 2025, the provision for credit losses decreased by $287 million compared to the same period in 2024, primarily driven by improved credit quality in the credit card portfolio.
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
The following table presents amounts and rates of net charge-offs of key loan products (dollars in millions):

	For the Three Months Ended March 31,
	2025		2024
	$	%	$	%
Credit card loans	$1,349	5.47%	$1,411	5.66%
Personal loans	$106	4.21%	$100	4.02%
Home loans	$4	0.17%	$4	0.23%

The net charge-offs and net charge-off rate for credit card loans decreased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily driven by improved credit performance. The net charge-offs and net charge-off rate for personal loans increased for the three months ended March 31, 2025, when compared to the same period in 2024, primarily driven by portfolio seasoning. The net charge-offs and net charge-off rate for home loans remained relatively flat for the three months ended March 31, 2025, when compared to the same period in 2024.
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
The following table presents the amounts and delinquency rates of key loan products that are 30 and 90 days or more delinquent, and loan receivables that are not accruing interest regardless of delinquency (dollars in millions):

	March 31, 2025		December 31, 2024
	$	%	$	%
Loans 30 or more days delinquent
Credit card loans	$3,622	3.66%	$3,944	3.84%
Personal loans	$169	1.68%	$174	1.69%
Home loans	$101	1.22%	$98	1.23%

Total loan portfolio	$3,892	3.31%	$4,216	3.48%

Loans 90 or more days delinquent
Credit card loans	$1,852	1.87%	$1,980	1.93%
Personal loans	$46	0.45%	$51	0.50%
Home loans	$45	0.54%	$40	0.50%

Total loan portfolio	$1,943	1.65%	$2,071	1.71%

Loans not accruing interest	$337	0.29%	$299	0.25%

The 30-day and 90-day delinquency rates for credit card loans at March 31, 2025, decreased compared to December 31, 2024, driven by improved credit quality. The 30-day and 90-day delinquency rates remained relatively stable for personal and home loans at March 31, 2025, compared to December 31, 2024.

Modified and Restructured Loans
For information regarding modified and restructured loans, see Note 3: Loan Receivables to our condensed consolidated financial statements.
Other Income
The following table presents the components of other income (dollars in millions):

	For the Three Months Ended March 31,		2025 vs. 2024 Increase
	2025	2024	$	%
Discount and interchange revenue, net(1)	$334	$321	$13	4%
Protection products revenue	42	42	—	—%
Loan fee income	204	200	4	2%
Transaction processing revenue	89	87	2	2%
Other income	24	23	1	4%
Total other income	$693	$673	$20	3%

(1)Net of rewards, including Cashback Bonus rewards, of $703 million for the three months ended March 31, 2025 and 2024.
Total other income was relatively flat for the three months ended March 31, 2025, as compared to the same period in 2024.
Other Expense
The following table represents the components of other expense (dollars in millions):

	For the Three Months Ended March 31,		2025 vs. 2024 Increase (Decrease)
	2025	2024	$	%
Employee compensation and benefits	$735	$671	$64	10%
Marketing and business development	246	250	(4)	(2)%
Information processing and communications	180	163	17	10%
Professional fees	289	292	(3)	(1)%
Premises and equipment	24	20	4	20%
Other expense	89	148	(59)	(40)%
Total other expense	$1,563	$1,544	$19	1%

Total other expense increased for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in employee compensation and benefits, which was driven by higher average salaries and employee retention awards. This increase was partially offset by a decrease in other expense driven primarily by a reduction in the charge for civil money penalties related to the card product classification. For more information regarding the card product misclassification, see Note 13: Litigation and Regulatory Matters to our condensed consolidated financial statements.
Income Tax Expense
The following table presents the calculation of the effective income tax rate (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Income before income taxes	$1,444	$1,119
Income tax expense	$340	$268
Effective income tax rate	23.5%	23.9%

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
Funding Sources
Deposits
We obtain deposits from consumers directly ("direct-to-consumer deposits") and through third-party securities brokerage firms that offer our deposits to their customers ("brokered deposits"). Direct-to-consumer deposit products include savings accounts, certificates of deposit, money market accounts, IRA savings accounts, IRA certificates of deposit and checking accounts. We gather these deposits from retail customers of our bank, many of whom have more than one Discover product. These deposits originate from a large and diverse customer base, and therefore, the majority of these deposit account balances are insured according to the FDIC's insurance limits. Brokered deposit products include certificates of deposit and sweep accounts. In accordance with FDIC guidance, we do not categorize certain retail deposit products such as deposits generated through certain sweep deposit relationships as brokered for regulatory reporting purposes. At March 31, 2025, we had $92.4 billion of direct-to-consumer deposits and $15.8 billion of brokered deposits, of which there are $94.3 billion of deposit balances due in less than one year and $13.9 billion of deposit balances due in one year or thereafter.
Credit Card Securitization Financing
We securitize credit card receivables as a source of funding. We access the asset-backed securitization market using the Discover Card Master Trust I ("DCMT") and the Discover Card Execution Note Trust ("DCENT"). In connection with our securitization transactions, credit card receivables are transferred to DCMT. DCMT has issued a certificate representing the beneficial interest in its credit card receivables to DCENT. We issue DCENT DiscoverSeries notes in public and private transactions, which are collateralized by the beneficial interest certificate held by DCENT. From time to time, we may add credit card receivables to DCMT to create sufficient funding capacity for future securitizations while managing seller's interest. As of March 31, 2025, there were $27.7 billion of credit card receivables in the trust and no accounts were added to those restricted for securitization investors for the three months ended March 31, 2025. We retain significant exposure to the performance of the securitized credit card receivables through holding the seller's interest and subordinated classes of DCENT DiscoverSeries notes. At March 31, 2025, we had $7.3 billion of outstanding public asset-backed securities and $1.9 billion of outstanding subordinated asset-backed securities that had been issued to our wholly-owned subsidiaries.
The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of receivables to meet contractual requirements, the insufficiency of which triggers early repayment of the securities. We refer to this as "economic early amortization," which is based on excess spread levels. Excess spread is the amount by which income received with respect to the securitized credit card receivables during a collection period including interest collections, fees and interchange, exceeds the fees and expenses of DCENT during such collection period, including interest expense, servicing fees and charged-off receivables. In the event of an economic early amortization, which would occur if the excess spread fell below 0% on a three-month rolling average basis, we would be required to repay all outstanding securitized borrowings using available collections received with respect to the securitized credit card receivables. For the three months ended March 31, 2025, the DiscoverSeries three-month rolling average excess spread was 13.08%. The period of ultimate repayment would be determined by the amount and timing of collections received.

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
The following table summarizes expected contractual maturities of the investors' interests in credit card securitizations, excluding those that have been issued to our wholly-owned subsidiaries (dollars in millions):

At March 31, 2025	Total	Less Than One Year	One Year and Thereafter
Scheduled maturities of borrowings - owed to credit card securitization investors	$7,237	$5,637	$1,600

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
As a member of the FHLB of Chicago, Discover Bank has access to short- and long-term advance structures with maturities ranging from overnight to 30 years. At March 31, 2025, we had total committed borrowing capacity of $5.4 billion based on the amount and type of assets pledged, of which $523 million of long-term advances were outstanding with the FHLB of Chicago. Under certain stressed conditions, we could pledge our liquidity portfolio securities and borrow against them at a modest reduction to their value.

Other Long-Term Borrowings—Corporate and Bank Debt
The following table provides a summary of Discover Financial Services (Parent Company) and Discover Bank outstanding fixed-rate debt (dollars in millions):

At March 31, 2025	Principal Amount Outstanding
Discover Financial Services (Parent Company) fixed-rate senior notes, maturing 2026-2032	$2,350
Discover Financial Services (Parent Company) fixed-rate retail notes, maturing 2025-2031	$133
Discover Financial Services (Parent Company) fixed to floating-rate senior notes, maturing 2034	$1,000
Discover Bank fixed-rate senior bank notes, maturing 2026-2030	$2,800
Discover Bank fixed-rate subordinated bank notes, maturing 2028	$500

At March 31, 2025, $535 million of interest on our fixed-rate debt is due in less than one year and $1.5 billion of interest is due in one year and thereafter. See Note 6: Long-Term Borrowings to our condensed consolidated financial statements for more information on the maturities of our long-term borrowings.
Short-Term Borrowings
As part of our regular funding strategy, we may, from time to time, borrow short-term funds in the federal funds market or the repurchase ("repo") market through repurchase agreements. Federal funds are short-term, unsecured loans between banks or other financial entities with a Federal Reserve account. Funds borrowed in the repo market are short-term, collateralized loans, usually secured with highly rated investment securities such as U.S. Treasury bills or notes, or mortgage bonds or debentures issued by government agencies or U.S. GSEs. At March 31, 2025, there were no outstanding balances in the federal funds market or under repurchase agreements. Additionally, we have access to short-term advance structures through privately placed asset-backed securitizations. At March 31, 2025, there were no short-term advances outstanding from private asset-backed securitizations.
Additional Funding Sources
Private Asset-Backed Securitizations
We have access to committed borrowing capacity through privately placed asset-backed securitizations. While we may utilize funding from these private securitizations from time to time for normal business operations, their committed nature also makes them a reliable contingency funding source. Therefore, we reserve some undrawn capacity, informed by our liquidity stress test results, for any contingency funding needs. At March 31, 2025, we had a total committed capacity of $3.5 billion, none of which was drawn. We seek to ensure the stability and reliability of these securitizations by staggering their maturity dates, renewing them well ahead of their scheduled maturity dates and periodically drawing them for operational tests and seasonal funding needs.
Federal Reserve
Discover Bank has access to the Federal Reserve Bank of Philadelphia's discount window. As of March 31, 2025, Discover Bank had $46.0 billion of available borrowing capacity through the discount window based on the amount and type of assets pledged, primarily consumer loans. As of March 31, 2025, we had no borrowings outstanding under the discount window and reserve this capacity as a source of contingency liquidity.
Funding Uses
Our primary uses of funds include the extensions of loans and credit to customers, primarily through Discover Bank; the maintenance of sufficient working capital for routine operations; the service of our debt and capital obligations, including interest, principal and dividend payments; and the purchase of investment securities for our liquidity portfolio.
In addition to originating consumer loans to new customers, we also extend credit to existing customers, which primarily arises from agreements for unused lines of credit on certain credit cards and certain other loan products, provided there is no violation of conditions established in the related agreement. At March 31, 2025, our unused credit arrangements were approximately $237.9 billion. These arrangements, substantially all of which we can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness, loan qualification and the cost of capital.
In the normal course of business, we enter into various contracts for goods and services, such as consulting, outsourcing, data, sponsorships, software licenses, telecommunications and global merchant acceptance, among other things. These contracts are legally binding and specify all significant terms, including any applicable fixed future cash payments.
As of March 31, 2025, we have debt obligations, common stock and preferred stock outstanding, for which we incur servicing costs. Refer to "— Funding Sources" and "— Capital" for more information related to our debt obligations and capital service, respectively, and the timing of expected payments.
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

(1)In February 2024, following the announcement of the pending merger between Discover and Capital One, Moody's Investors Service placed all long-term ratings and assessments for DFS and Discover Bank under review with direction uncertain.
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
At March 31, 2025, our liquidity portfolio was composed of highly liquid, unencumbered assets, including cash and cash equivalents, short-term investments and investment securities. Cash and cash equivalents were primarily deposits with the Federal Reserve. Short-term investments were primarily comprised of Treasury bills with contractual maturities greater than 90 days but less than one year at the time of acquisition. Investment securities primarily included debt obligations of the U.S. Treasury and residential mortgage-backed securities issued by U.S. government agencies. These investments, nearly all of which are classified as available-for-sale, are considered highly liquid and we expect to have the ability to raise cash by selling them, utilizing repurchase agreements or pledging certain of these investments to access secured funding. The size and composition of our liquidity portfolio may fluctuate based on the size of our balance sheet as well as operational requirements, market conditions and interest rate risk management objectives.

At March 31, 2025, our liquidity portfolio and undrawn credit facilities were $84.6 billion, which was $2.6 billion higher than the balance at December 31, 2024. Our liquidity portfolio and undrawn credit facilities increased primarily as a result of an increase in cash and cash equivalents. During the three months ended March 31, 2025 and December 31, 2024, the average balance of our liquidity portfolio was $29.2 billion. Our liquidity portfolio and undrawn facilities consist of the following (dollars in millions):

	March 31, 2025	December 31, 2024
Liquidity portfolio
Cash and cash equivalents(1)	$11,152	$7,693
Other short-term investments	4,728	5,423
Investment securities(2)	14,368	14,209
Total liquidity portfolio	30,248	27,325
Private asset-backed securitizations(3)	3,500	3,500
Federal Home Loan Bank of Chicago	4,870	4,679
Primary liquidity sources	38,618	35,504
Federal Reserve discount window(3)	46,001	46,489
Total liquidity portfolio and undrawn credit facilities	$84,619	$81,993

(1)Cash in the process of settlement and restricted cash are excluded from cash and cash equivalents for liquidity purposes.
(2)Excludes $346 million and $364 million of U.S. Treasury securities that have been pledged as swap collateral in lieu of cash as of March 31, 2025 and December 31, 2024, respectively.
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
In accordance with the final rule on the impact of CECL on regulatory capital, we elected to phase in the impact over three years, which ended December 31, 2024. Accordingly, during the phase-in period, our Common Equity Tier 1 ("CET1") capital ratios were higher than they otherwise would have been. For additional information regarding the risk-based capital and leverage ratios, see Note 11: Capital Adequacy to our condensed consolidated financial statements.
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
The SCB requirement is institution-specific and is calculated as the greater of (i) 2.5% and (ii) the sum of (a) the difference between DFS' actual CET1 ratio at the beginning of the forecast and the projected minimum CET1 ratio based on the Federal Reserve's models in its nine-quarter Severely Adverse stress scenario, plus (b) the sum of the dollar amount of DFS' planned common stock dividend distributions for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, expressed as a percentage of risk-weighted assets. For Category IV firms, including DFS, the Federal Reserve calculates each firm's SCB biennially in even-numbered calendar years. In odd-numbered years, each firm subject to Category IV standards that did not opt-in to such year's supervisory stress tests as part of the Federal Reserve's CCAR process receives an adjusted SCB requirement that is updated to reflect its planned common stock dividends per the firm's annual capital plan. On April 5, 2024, we submitted our 2024 capital plan to the Federal Reserve. On June 26, 2024, the Federal Reserve announced the results of the 2024 CCAR exercise, followed by the release of the final large bank capital requirements on August 28, 2024. Our new SCB requirement increased to 3.1% and is effective from October 1, 2024, through September 30, 2025, subject to potential recalculation as discussed below. On April 4, 2025, we submitted our 2025 capital plan to the Federal Reserve.
Under the Basel III rules, a firm must update and resubmit its capital plan under certain circumstances, including a material change in the firm's risk profile, financial condition or corporate structure since its last capital plan submission. We determined our entry into the Merger Agreement with Capital One required us to resubmit our 2024 capital plan, which we did on May 2024, and the resubmission process is ongoing. See "— Regulatory Environment and Developments — Banking — Capital Standards and Stress Testing" for additional information.

At March 31, 2025, DFS and Discover Bank met the requirements for "well-capitalized" status under the Federal Reserve's Regulation Y and the prompt corrective action rules and corresponding FDIC requirements, respectively, exceeding the regulatory minimums to which they were subject under the applicable rules.
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
We disclose tangible common equity, which represents common equity less goodwill and intangibles. Management believes that common stockholders' equity excluding goodwill and intangibles is meaningful to investors as a measure of our true net asset value. At March 31, 2025, tangible common equity is considered to be a non-GAAP financial measure as it is not formally defined by GAAP or codified in the federal banking regulations. Other financial services companies may also disclose this measure and definitions may vary. We advise users of this information to exercise caution in comparing this measure among different companies.

The following table reconciles total common stockholders' equity (a GAAP financial measure) to tangible common equity (dollars in millions):

	March 31, 2025	December 31, 2024
Total common stockholders' equity(1)	$17,907	$16,870
Less: goodwill	(255)	(255)
Tangible common equity	$17,652	$16,615

(1)Total common stockholders' equity is calculated as total stockholders' equity less preferred stock.
Our Board of Directors declared the following common stock dividends during 2025 and 2024:

Declaration Date	Record Date	Payment Date	Dividend per Share
2025
April 21, 2025(1)	May 23, 2025	June 05, 2025	$0.70
January 21, 2025	February 20, 2025	March 06, 2025	0.70
Total common stock dividends			$1.40

2024
October 14, 2024	November 21, 2024	December 05, 2024	$0.70
July 15, 2024	August 22, 2024	September 05, 2024	0.70
April 17, 2024	May 23, 2024	June 06, 2024	0.70
January 16, 2024	February 22, 2024	March 07, 2024	0.70
Total common stock dividends			$2.80

(1)    Because the closing of the merger with Capital One is expected to occur on or around May 18, 2025, we expect that holders of Discover's common stock will not receive any Discover dividend and will instead receive any dividend declared on shares of Capital One common stock, if they are holders of record of Capital One common stock as of the applicable record date.
Our Board of Directors declared the following Series C preferred stock dividends during 2025 and 2024:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2025
January 21, 2025	April 15, 2025	April 30, 2025	$27.50
Total Series C preferred stock dividends			$27.50

2024
July 15, 2024	October 15, 2024	October 30, 2024	$27.50
January 16, 2024	April 15, 2024	April 30, 2024	27.50
Total Series C preferred stock dividends			$55.00

Our Board of Directors declared the following Series D preferred stock dividends during 2025 and 2024:

Declaration Date	Record Date	Payment Date	Dividend per Depositary Share
2025
January 21, 2025	March 07, 2025	March 24, 2025	$30.625
Total Series D preferred stock dividends			$30.625

2024
July 15, 2024	September 06, 2024	September 23, 2024	$30.625
January 16, 2024	March 08, 2024	March 25, 2024	30.625
Total Series D preferred stock dividends			$61.250

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
During the three months ended March 31, 2025, there were no share repurchases. In accordance with the Merger Agreement with Capital One, we have paused share repurchases through the completion of the merger.

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
Our interest-rate-sensitive assets include our variable-rate loan receivables and certain assets in our liquidity portfolio. We have limitations on our ability to mitigate interest rate risk by adjusting rates on existing balances. Further, competitive actions may limit our ability to increase the rates that we charge to customers for new loans. At March 31, 2025, the majority of our credit card loans charge variable rates. Fixed-rate assets that will mature or otherwise contractually reset to a market-based indexed rate or other fixed-rate prior to the end of the 12-month measurement period are considered to be rate sensitive. The latter category includes certain revolving credit card loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice in accordance with our normal market-based pricing structure. For assets with a fixed interest rate that contractually will, or is assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date. In addition, for all interest-rate-sensitive assets, earnings sensitivity is calculated net of expected credit losses. For purposes of this analysis, expected credit losses are assumed to remain unchanged relative to our baseline expectations over the analysis horizon.
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

	At March 31, 2025		At December 31, 2024
Basis point change	$	%	$	%
+100	$52	0.35%	$52	0.36%
-100	$(50)	(0.34)%	$(25)	(0.17)%

Given the nature of our loan portfolio, the impact to our net interest income is far more linear across various rate increase or decrease scenarios that would be true for a financial institution with significant rate-sensitive prepayment risk from the exposure to mortgages.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Item 1A.     Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table sets forth information regarding employee transactions made by us or on our behalf during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)
January 1 - 31, 2025
Employee transactions(1)	2,866	$187.96
February 1 - 28, 2025
Employee transactions(1)	141,570	$201.04
March 1 - 31, 2025
Employee transactions(1)	73	$195.19

Total
Employee transactions(1)	144,509	$200.78

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

Item 6.    Exhibits
See "Exhibit Index" for documents filed herewith and incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

10.1	Letter Agreement, dated as of March 27, 2025, between Discover Financial Services and J. Michael Shepherd (filed as Exhibit 10.1 to Discover Financial Services' Current Report on Form 8-K filed on March 28, 2025 and incorporated herein by reference thereto).

10.2	Amendment to Restricted Stock Unit and Performance Stock Unit Award Agreements.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Interactive Data File — the following financial statements from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL: (1) Condensed Consolidated Statements of Financial Condition, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Changes in Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File — the cover page from Discover Financial Services Quarterly Report on Form 10-Q formatted in inline XBRL and contained in Exhibit 101.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discover Financial Services (Registrant)

By:	/s/ JOHN T. GREENE
John T. Greene Executive Vice President, Chief Financial Officer
Date: April 30, 2025